Form 10-Q
period 2012-03-31
FIRST MIDWEST BANCORP INC
filed 2012-05-10
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X]
Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
As of May 10, 2012, there were 74,900,893 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

GLOSSARY OF TERMS
First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Notes to Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition & Results of Operations.

ALCO	Asset Liability Committee
ATM	automated teller machine
Bank	First Midwest Bank (the Company’s wholly owned and principal operating subsidiary)
BOLI	Bank-owned life insurance
CDOs	collateralized debt obligations
CMOs	collateralized mortgage obligations
Code	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which are traded on the Nasdaq Stock Market under the symbol “FMBI”
Company	First Midwest Bancorp, Inc.
CSV	cash surrender value
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve system
FHLB	Federal Home Loan Bank
GAAP	U.S. generally accepted accounting principles
LIBOR	London Interbank Offered Rate
MBSs	Mortgage-backed securities
OREO	Other real estate owned or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI	other-than-temporary impairment
SEC	U.S. Securities and Exchange Commission
TDR	Troubled Debt Restructurings
Treasury	U.S. Department of the Treasury
TRUPS	trust preferred junior subordinated debentures
VIE	variable interest entity

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”, “we”, or “our”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Certificate of Incorporation,
•	Company By-laws,
•	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees,
•	Related Person Transaction Policies and Procedures,
•	Corporate Governance Guidelines,
•	Code of Ethics and Standards of Conduct (the “Code”), which governs our directors, officers, and employees, and
•	Code of Ethics for Senior Financial Officers.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2011 and the sections entitled “Risk Factors” in Part II Item 1A of this report and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
			March 31, 2012	December 31, 2011
	Assets		(Unaudited)
	Cash and due from banks		$105,722	$123,354
	Interest-bearing deposits in other banks		380,651	518,176
	Trading securities, at fair value		16,031	14,469
	Securities available-for-sale, at fair value		1,183,975	1,013,006
	Securities held-to-maturity, at amortized cost		56,319	60,458
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		46,750	58,187
	Loans, excluding covered loans		5,137,328	5,088,113
	Covered loans		251,376	260,502
	Allowance for loan losses		(116,264)	(119,462)
	Net loans		5,272,440	5,229,153
	Other real estate owned (“OREO”), excluding covered OREO		35,276	33,975
	Covered OREO		16,990	23,455
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		58,488	65,609
	Premises, furniture, and equipment		132,865	134,977
	Accrued interest receivable		29,423	29,826
	Investment in bank-owned life insurance (“BOLI”)		206,304	206,235
	Goodwill and other intangible assets		282,815	283,650
	Other assets		163,953	179,064
	Total assets		$7,988,002	$7,973,594
	Liabilities
	Noninterest-bearing deposits		$1,637,593	$1,593,773
	Interest-bearing deposits		4,848,770	4,885,402
	Total deposits		6,486,363	6,479,175
	Borrowed funds		202,155	205,371
	Senior and subordinated debt		231,106	252,153
	Payable for securities purchased		16,241	-
	Accrued interest payable and other liabilities		79,436	74,308
	Total liabilities		7,015,301	7,011,007
	Stockholders’ Equity
	Preferred stock		-	-
	Common stock		858	858
	Additional paid-in capital		413,742	428,001
	Retained earnings		817,630	810,487
	Accumulated other comprehensive loss, net of tax		(10,919)	(13,276)
	Treasury stock, at cost		(248,610)	(263,483)
	Total stockholders’ equity		972,701	962,587
	Total liabilities and stockholders’ equity		$7,988,002	$7,973,594
	March 31, 2012		December 31, 2011
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	-	85,787
Shares outstanding	-	74,898	-	74,435
Treasury shares	-	10,889	-	11,352
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2012	2011
Interest Income
Loans	$61,491	$62,917
Investment securities	8,934	9,865
Covered loans	4,202	7,822
Federal funds sold and other short-term investments	641	679
Total interest income	75,268	81,283
Interest Expense
Deposits	5,513	7,671
Borrowed funds	515	680
Senior and subordinated debt	4,058	2,286
Total interest expense	10,086	10,637
Net interest income	65,182	70,646
Provision for loan losses	18,210	19,492
Net interest income after provision for loan losses	46,972	51,154
Noninterest Income
Service charges on deposit accounts	8,660	8,144
Wealth management fees	5,392	5,053
Other service charges, commissions, and fees	3,520	3,977
Card-based fees	5,020	4,529
Total fee-based revenues	22,592	21,703
Net securities (losses) gains (reclassified from other comprehensive income)	(943)	540
Net trading gains	1,401	744
Other	1,639	1,230
Total noninterest income	24,689	24,217
Noninterest Expense
Salaries and wages	27,257	25,665
Retirement and other employee benefits	6,793	7,153
Net OREO expense	1,864	3,931
Net occupancy and equipment expense	8,331	9,103
Technology and related costs	2,858	2,623
Professional services	5,629	5,119
FDIC premiums	1,719	2,725
Other expenses	8,162	9,099
Total noninterest expense	62,613	65,418
Income before income tax expense (benefit)	9,048	9,953
Income tax expense (benefit)	1,156	(91)
Net income	7,892	10,044
Preferred dividends and accretion on preferred stock	-	(2,581)
Net income applicable to non-vested restricted shares	(139)	(137)
Net income applicable to common shares	$7,753	$7,326
Per Common Share Data
Basic earnings per common share	$0.11	$0.10
Diluted earnings per common share	$0.11	$0.10
Dividends declared per common share	$0.01	$0.01
Weighted-average common shares outstanding	73,505	73,151
Weighted-average diluted common shares outstanding	73,505	73,151
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2012	2011
Net income	$7,892	$10,044
Available-for-sale securities
Unrealized holding gains:
Before tax	2,899	6,040
Tax effect	(1,099)	(2,355)
Net of tax	1,800	3,685
Less: reclassification of net (losses) gains included in net income:
Before tax	(943)	540
Tax effect	386	(221)
Net of tax	(557)	319
Net unrealized holding gains	2,357	3,366
Total other comprehensive income	2,357	3,366
Total comprehensive income	$10,249	$13,410

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income	3,366	-	3,366
Balance at March 31, 2011	$(16,440)	$(7,933)	$(24,373)
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	2,357	-	2,357
Balance at March 31, 2012	$2,003	$(12,922)	$(10,919)

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income					10,044	3,366		13,410
Common dividends declared ($0.01 per common share)	-	-	-	-	(746)	-	-	(746)
Preferred dividends declared ($12.50 per preferred share)	-	-	-	-	(2,413)	-	-	(2,413)
Accretion on preferred stock	-	168	-	-	(168)	-	-	-
Share-based compensation expense	-	-	-	1,625	-	-	-	1,625
Restricted stock activity	449	-	-	(16,760)	-	-	16,552	(208)
Treasury stock purchased for benefit plans	(2)	-	-	(10)	-	-	(1)	(11)
Balance at March 31, 2011	74,543	$191,050	$858	$422,405	$794,395	$(24,373)	$(260,633)	$1,123,702
Balance at January 1, 2012	74,435	$-	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive income	-	-	-	-	7,892	2,357	-	10,249
Common dividends declared ($0.01 per common share)	-	-	-	-	(749)	-	-	(749)
Share-based compensation expense	-	-	-	1,533	-	-	-	1,533
Restricted stock activity	464	-	-	(15,777)	-	-	14,853	(924)
Treasury stock purchased for benefit plans	(1)	-	-	(15)	-	-	20	5
Balance at March 31, 2012	74,898	$-	$858	$413,742	$817,630	$(10,919)	$(248,610)	$972,701

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Quarters Ended March 31,
	2012	2011
Net cash provided by operating activities	$67,862	$52,953
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	81,049	75,166
Proceeds from sales of securities available-for-sale	2,662	44,212
Purchases of securities available-for-sale	(254,881)	(115,792)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	8,050	2,516
Purchases of securities held-to-maturity	(3,911)	(2,414)
Proceeds from the redemption of Federal Home Loan Bank stock	11,437	-
Net (increase) decrease in loans	(66,671)	2,019
Proceeds from claims on BOLI	239	7
Proceeds from sales of OREO	17,156	8,239
Purchases of premises, furniture, and equipment	(536)	(476)
Net cash (used in) provided by investing activities	(205,406)	13,477
Financing Activities
Net increase (decrease) in deposit accounts	7,188	(91,582)
Net decrease in borrowed funds	(3,216)	(30,632)
Payments for the retirement of subordinated debt	(20,004)	-
Cash dividends paid	(746)	(3,155)
Restricted stock activity	(728)	(165)
Excess tax expense related to share-based compensation	(107)	(212)
Net cash used in financing activities	(17,613)	(125,746)
Net decrease in cash and cash equivalents	(155,157)	(59,316)
Cash and cash equivalents at beginning of period	641,530	585,776
Cash and cash equivalents at end of period	$486,373	$526,460
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$12,295	$12,433
Non-cash transfer of loans held-for-investment to loans held-for-sale	1,500	3,800
Non-cash transfer of loans held-for-sale to loans held-for-investment	1,500	-
Dividends declared but unpaid	749	746

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The accompanying statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K (“2011 10-K”).

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with GAAP and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

First quarter 2011 results were restated in the Condensed Consolidated Statements of Income to correct a 2011 actuarial pension expense calculation related to the valuation of future early retirement benefits. First quarter 2011 pension expense was increased by $295,000 and income tax expense was reduced by $121,000. The net effect was a reduction to income of $174,000, which had no impact on earnings per common share for first quarter 2011. In addition, there was a corresponding $174,000 reduction to retained earnings in the Consolidated Statements of Changes in Stockholders’ Equity.

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and are not included in the consolidated financial statements.

The Company owns an interest in certain variable interest entities (“VIEs”) as described in Note 22, “Variable Interest Entities,” contained in the Company’s 2011 10-K. A VIE is a partnership, limited liability company, trust, or other legal entity that (i) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties or (ii) has investors that lack certain characteristics associated with owning a controlling financial interest. The VIEs are not consolidated in the Company’s financial statements since the Company is not the primary beneficiary of any of the VIEs.

The accounting policies related to loans, the allowance for credit losses, and comprehensive income are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2011 10-K.

Loans – Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loans held-for-sale are carried at the lower of aggregate cost or fair value and are included in other assets in the Consolidated Statements of Financial Condition. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned.

Purchased Impaired Loans – Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the acquisition date fair value of purchased impaired loans and in subsequent periods, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

Non-accrual loans – Generally, commercial loans and loans secured by real estate are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest outstanding. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans, are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

Generally, purchased impaired loans are considered accruing loans unless reasonable estimates of the timing and amount of future cash flows cannot be determined. Loans without reasonable cash flow estimates are classified as non-accrual loans, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably determined.

Troubled Debt Restructurings (“TDRs”) – A restructuring of debt is considered a TDR when the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as forgiveness of principal, reduction of the interest rate, or extension of the maturity, that it would not otherwise consider. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. However, in accordance with industry regulation, these restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at reasonable market rates and terms.

Impaired Loans – Impaired loans consist of corporate non-accrual loans and TDRs.

With the exception of loans that were restructured and are still accruing interest, a loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement based on current information and events. Loans deemed to be impaired are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. When a loan is designated as impaired, any subsequent principal and interest payments received are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured.

Certain impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. All impaired loans are included in non-performing assets. Purchased impaired loans are not reported as impaired loans provided that estimates of the timing and amount of future cash flows can be reasonably determined.

90-Days Past Due Loans – 90-days or more past due loans are loans with principal or interest payments  three months or more past due, but that still accrue interest. The Company continues to accrue interest if it determines these loans are sufficiently collateralized and in the process of collection within a reasonable time period.

Allowance for Credit Losses –The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other factors.

Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification and other loans that management believes are subject to a higher risk of loss, regardless of internal credit rating. The value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. a specific reserve) as a component of the allowance for loan losses or charges off the amount if it is a confirmed loss.

For corporate loans, the component of the allowance for loan losses based on a loss migration analysis examines actual loss experience for a rolling 8-quarter period and the related internal risk rating and category of loans charged-off.  The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience. The loss component derived from this migration analysis is then adjusted for management’s estimate of losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•
Changes in the composition of the loan portfolio, trends in the volume and terms of loans, and trends in delinquent and non-accrual loans that could indicate historical trends do not reflect current conditions;

•	Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices;
•	Changes in the experience, ability, and depth of credit management and other relevant staff;
•	Changes in the quality of the Company’s loan review system and Board of Directors oversight;
•	The existence and effect of any concentration of credit and changes in the level of concentrations, such as market, loan type, or risk rating;
•	Changes in the value of the underlying collateral for collateral-dependent loans;
•	Changes in the national and local economy that affect the collectability of various segments of the portfolio; and
•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Company’s loan portfolio.

The Company also maintains a reserve for unfunded commitments, including letters of credit, to provide for the risk of loss inherent in these arrangements. The reserve for unfunded commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

Comprehensive Income – Comprehensive income is the total of reported net income and other comprehensive income (“OCI”). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated under cash flow hedges (when applicable), and (iii) changes in unrecognized net pension costs related to the Company’s pension plan.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value to be consistent with IFRS. In addition, the guidance expands certain disclosure requirements relating to fair value measurements. Specifically, the new guidance requires (i) quantitative information on significant unobservable inputs, (ii) a description of a Company’s valuation processes, (iii) a narrative description of the sensitivity of recurring Level 3 measurements to unobservable inputs, and (iv) the fair value hierarchy level of assets and liabilities that are not carried at fair value but are required to be disclosed at fair value in the footnotes. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not impact the Company’s financial condition, results of operations, or liquidity.

Reconsideration of Effective Control for Repurchase Agreements: In April 2011, the FASB issued guidance that amends the accounting for repurchase agreements and other similar agreements that both entitle and obligate a transferor to redeem financial assets before maturity. The guidance modifies the criteria for determining when these transactions would be recorded as financing agreements as opposed to purchase or sale agreements with a commitment to resell. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not impact the Company’s financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment: In September 2011, the FASB issued new guidance that gives an entity the option to first assess qualitative factors to determine whether the two-step impairment test is necessary. If, after assessing those factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s financial condition, results of operation, or liquidity.

3.  SECURITIES

Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss. Securities classified as held-to-maturity are securities that management has the positive intent and ability to hold to maturity and are stated at cost. Trading securities are reported at fair value. Net trading gains represent changes in the fair value of the trading securities portfolio and are included as a separate component of other noninterest income in the Condensed Consolidated Statements of Income.

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$5,029	$-	$(18)	$5,011	$5,060	$-	$(25)	$5,035
Collateralized residential mortgage obligations (“CMOs”)	504,661	3,839	(954)	507,546	383,828	2,622	(2,346)	384,104
Other residential mortgage-backed securities (“MBSs”)	130,263	5,757	(19)	136,001	81,982	5,732	(23)	87,691
Municipal securities	462,985	25,297	(279)	488,003	464,282	26,155	(366)	490,071
Collateralized debt obligations (“CDOs”)	48,038	-	(34,353)	13,685	48,759	-	(35,365)	13,394
Corporate debt securities	27,539	3,194	-	30,733	27,511	2,514	(11)	30,014
Equity securities:
Hedge fund investment	1,231	705	-	1,936	1,231	385	-	1,616
Other equity securities	992	68	-	1,060	958	123	-	1,081
Total equity securities	2,223	773	-	2,996	2,189	508	-	2,697
Total	$1,180,738	$38,860	$(35,623)	$1,183,975	$1,013,611	$37,531	$(38,136)	$1,013,006
Securities Held-to-Maturity
Municipal securities	$56,319	$3,045	$-	$59,364	$60,458	$1,019	$-	$61,477
Trading Securities (1)				$16,031				$14,469

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	March 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$14,286	$14,124	$10,495	$11,063
One year to five years	345,276	341,364	18,603	19,609
Five years to ten years	102,598	101,436	10,366	10,927
After ten years	81,431	80,508	16,855	17,765
CMOs	504,661	507,546	-	-
Other residential MBSs	130,263	136,001	-	-
Equity securities	2,223	2,996	-	-
Total	$1,180,738	$1,183,975	$56,319	$59,364

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $491.4 million at March 31, 2012 and $592.7 million at December 31, 2011. No securities held-to-maturity were pledged as of March 31, 2012 or December 31, 2011.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is recorded using the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Proceeds from sales	$2,662	$44,212
Gains (losses) on sales of securities:
Gross realized gains	$47	$808
Gross realized losses	(253)	(268)
Net realized (losses) gains on securities sales	(206)	540
Non-cash impairment charges:
Other-than-temporary securities impairment (“OTTI”)	(737)	-
Portion of other-than-temporary impairment recognized in other comprehensive income	-	-
Net non-cash impairment charges	(737)	-
Net realized (losses) gains	$(943)	$540
Income tax (benefit) expense on net realized (losses) gains	$(386)	$221
Net trading gains (1)	$1,401	$744

(1)	All net trading gains relate to trading securities still held as of March 31, 2012 and March 31, 2011.

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

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,
Number	2012	2011	Life-to-Date
1	$-	$-	$10,360
2	642	-	8,510
3	79	-	1,649
4	-	-	1,078
5	-	-	8,570
6	-	-	243
7	-	-	6,750
	$721	$-	$37,160

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Cumulative amount recognized at beginning of period	$36,525	$35,756
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	737	-
Losses recognized on securities that did not previously have credit losses	-	-
Cumulative amount recognized at end of period	$37,262	$35,756

(1)	Included in net securities (losses) gains in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2012 and December 31, 2011.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2012
U.S. agency security	2	$-	$-	$5,011	$18	$5,011	$18
CMOs	26	132,978	589	11,338	365	144,316	954
Other residential mortgage- backed securities	4	612	1	263	18	875	19
Municipal securities	17	1,671	33	6,748	246	8,419	279
CDOs	6	-	-	13,685	34,353	13,685	34,353
Total	55	$135,261	$623	$37,045	$35,000	$172,306	$35,623

As of December 31, 2011
U.S. agency securities	2	$-	$-	$5,035	$25	$5,035	$25
CMOs	30	163,819	1,818	12,628	528	176,447	2,346
Other residential mortgage- backed securities	4	182	17	1,072	6	1,254	23
Municipal securities	19	934	2	7,857	364	8,791	366
CDOs	6	-	-	13,394	35,365	13,394	35,365
Corporate debt securities	1	2,157	11	-	-	2,157	11
Total	62	$167,092	$1,848	$39,986	$36,288	$207,078	$38,136

Approximately 99% of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of March 31, 2012 represents an OTTI. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of March 31, 2012 reflect the market’s unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally, fair value determinations are based on several factors regarding current market and economic conditions related to these securities and the underlying collateral. For these reasons and due to the illiquidity in the secondary market for the CDOs, the Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 12, “Fair Value.”

4.  LOANS

The following table presents the Company’s loan portfolio by class.

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Commercial and industrial	$1,496,966	$1,458,446
Agricultural	237,686	243,776
Commercial real estate:
Office, retail, and industrial	1,366,899	1,299,082
Multi-family	301,356	288,336
Residential construction	99,768	105,836
Commercial construction	142,307	144,909
Other commercial real estate	829,005	888,146
Total commercial real estate	2,739,335	2,726,309
Total corporate loans	4,473,987	4,428,531
Home equity	406,367	416,194
1-4 family mortgages	217,729	201,099
Installment loans	39,245	42,289
Total consumer loans	663,341	659,582
Total loans, excluding covered loans	5,137,328	5,088,113
Covered loans (1)	251,376	260,502
Total loans	$5,388,704	$5,348,615
Deferred loan fees included in total loans	$7,283	$7,828
Overdrawn demand deposits included in total loans	$2,173	$2,850

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures.

5.  COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in these acquisitions are covered by loss sharing agreements with the FDIC (the “FDIC Agreements”), whereby the FDIC will reimburse the Company for the majority of the losses incurred on these assets. A detailed discussion of these transactions is presented in Note 5, “Covered Assets” contained in the Company’s 2011 10-K.

Covered Assets
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Home equity lines (1)	$44,855	$45,451
Covered impaired loans	171,014	178,025
Other covered loans (2)	35,507	37,026
Total covered loans	251,376	260,502
FDIC indemnification asset	58,488	65,609
Covered OREO	16,990	23,455
Total covered assets	$326,854	$349,566
Covered non-accrual loans	$19,264	$19,879
Covered loans past due 90 days or more and still accruing interest	$33,825	$43,347

(1)	These loans are open-end consumer loans that are not categorized as purchased impaired loans.
(2)	These are loans that did not have evidence of impairment on the date of acquisition.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Past due covered loans in the table above are past due based on contractual terms but continue to perform in accordance with the Company’s expectations of cash flows.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements.

The accounting policies related to purchased impaired loans are presented in Note 1, “Summary of Significant Accounting Policies.” Accounting for the related FDIC indemnification asset is presented in Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2011 10-K.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$65,609	$95,899
Amortization	(1,979)	(2,242)
Expected reimbursements from the FDIC for changes in expected credit losses (1)	2,034	2,513
Payments received from the FDIC	(7,176)	(10,784)
Balance at end of period	$58,488	$85,386

(1)
The increases in indemnification asset were a result of decreases in estimated cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$52,147	$63,616
Accretion	(5,386)	(8,424)
Net reclassifications to non-accretable difference (1)	(5,716)	(4,182)
Balance at end of period	$41,045	$51,010

(1)	Amount represents a decrease in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of March 31, 2012 and December 31, 2011. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
March 31, 2012
Commercial and industrial	$1,439,402	$22,899	$34,665	$57,564	$1,496,966	$55,158	$3,525
Agricultural	236,818	159	709	868	237,686	882	393
Commercial real estate:
Office, retail, and industrial	1,329,162	20,045	17,692	37,737	1,366,899	34,831	901
Multi-family	291,061	1,362	8,933	10,295	301,356	9,615	-
Residential construction	77,531	1,768	20,469	22,237	99,768	21,104	-
Commercial construction	124,807	500	17,000	17,500	142,307	20,297	-
Other commercial real estate	793,385	12,842	22,778	35,620	829,005	43,137	963
Total commercial real estate	2,615,946	36,517	86,872	123,389	2,739,335	128,984	1,864
Total corporate loans	4,292,166	59,575	122,246	181,821	4,473,987	185,024	5,782
Home equity	394,424	2,723	9,220	11,943	406,367	8,851	1,596
1-4 family mortgages	211,398	875	5,456	6,331	217,729	5,648	264
Installment loans	38,858	333	54	387	39,245	22	32
Total consumer loans	644,680	3,931	14,730	18,661	663,341	14,521	1,892
Total loans, excluding covered loans	4,936,846	63,506	136,976	200,482	5,137,328	199,545	7,674
Covered loans	191,785	8,394	51,197	59,591	251,376	19,264	33,825
Total loans	$5,128,631	$71,900	$188,173	$260,073	$5,388,704	$218,809	$41,499
December 31, 2011
Commercial and industrial	$1,415,165	$13,731	$29,550	$43,281	$1,458,446	$44,152	$4,991
Agricultural	242,727	30	1,019	1,049	243,776	1,019	-
Commercial real estate:
Office, retail, and industrial	1,276,920	2,931	19,231	22,162	1,299,082	30,043	1,040
Multi-family	281,943	1,121	5,272	6,393	288,336	6,487	-
Residential construction	87,606	2,164	16,066	18,230	105,836	18,076	-
Commercial construction	129,310	320	15,279	15,599	144,909	23,347	-
Other commercial real estate	849,066	6,372	32,708	39,080	888,146	51,447	1,707
Total commercial real estate	2,624,845	12,908	88,556	101,464	2,726,309	129,400	2,747
Total corporate loans	4,282,737	26,669	119,125	145,794	4,428,531	174,571	7,738
Home equity	402,842	6,112	7,240	13,352	416,194	7,407	1,138
1-4 family mortgages	192,646	3,712	4,741	8,453	201,099	5,322	-
Installment loans	41,288	625	376	1,001	42,289	25	351
Total consumer loans	636,776	10,449	12,357	22,806	659,582	12,754	1,489
Total loans, excluding covered loans	4,919,513	37,118	131,482	168,600	5,088,113	187,325	9,227
Covered loans	195,289	7,853	57,360	65,213	260,502	19,879	43,347
Total loans	$5,114,802	$44,971	$188,842	$233,813	$5,348,615	$207,204	$52,574

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$121,962	$145,072
Loans charged-off	(22,686)	(21,581)
Recoveries of loans previously charged-off	1,278	2,020
Net loans charged-off	(21,408)	(19,561)
Provision for loan losses	18,210	19,492
Balance at end of period	$118,764	$145,003
Allowance for loan losses	$116,264	$142,503
Reserve for unfunded commitments	2,500	2,500
Total allowance for credit losses	$118,764	$145,003

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Quarter ended March 31, 2012
Balance at beginning of period	$46,017	$16,012	$5,067	$14,563	$24,471	$14,843	$989	$121,962
Loans charged-off	(8,190)	(2,667)	(140)	(683)	(8,354)	(2,378)	(274)	(22,686)
Recoveries of loans previously charged-off	716	2	131	220	7	202	-	1,278
Net loans charged-off	(7,474)	(2,665)	(9)	(463)	(8,347)	(2,176)	(274)	(21,408)
Provision for loan losses	6,172	4,209	24	163	6,325	1,039	278	18,210
Balance at end of period	$44,715	$17,556	$5,082	$14,263	$22,449	$13,706	$993	$118,764
Quarter ended March 31, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Loans charged-off	(4,974)	(1,199)	(549)	(5,422)	(5,662)	(2,671)	(1,104)	(21,581)
Recoveries of loans previously charged-off	1,837	16	-	4	43	108	12	2,020
Net loans charged-off	(3,137)	(1,183)	(549)	(5,418)	(5,619)	(2,563)	(1092)	(19,561)
Provision for loan losses	4,181	57	1,205	4,873	5,795	2,289	1,092	19,492
Balance at end of period	$50,589	$19,632	$4,652	$27,388	$30,045	$12,697	$-	$145,003

Impaired Loans

A portion of the Company’s allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of corporate non-accrual loans and TDRs. Smaller homogeneous loans, such as home equity, installment, and 1-4 family mortgages, are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$105,121	$76,397
Impaired loans with no specific related allowance for credit losses (2)	65,413	83,090
Total impaired loans individually evaluated for impairment	170,534	159,487
Corporate non-accrual loans not individually evaluated for impairment (3)	14,490	15,084
Total corporate non-accrual loans	185,024	174,571
TDRs, still accruing interest	2,076	17,864
Total impaired loans	$187,100	$192,435
Valuation allowance related to impaired loans	$23,103	$26,095

(1)
These impaired loans require a valuation allowance because the present value of expected future cash flows or the estimated value of the related collateral, less estimated selling costs, is less than the recorded investment in the loans.

(2)	No specific allowance for credit losses is allocated to these loans since they are deemed to be sufficiently collateralized or had charge-offs.
(3)	These are loans with balances under a specified threshold.

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment. Loans individually evaluated for impairment include corporate non-accrual loans with the exception of certain loans with balances under a specified threshold.

The present value of any decreases in expected cash flows of covered loans after the purchase date is recognized by recording a charge-off through the allowance for loan losses. Since most covered loans are accounted for as purchased impaired loans and the carrying values of those loans are periodically adjusted for any changes in expected future cash flows, they are not included in the calculation of the allowance for credit losses and are not displayed in this table except for open-end consumer loans.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
March 31, 2012
Commercial, industrial, and agricultural	$49,075	$1,685,577	$1,734,652	$14,975	$29,740	$44,715
Commercial real estate:
Office, retail, and industrial	32,813	1,334,086	1,366,899	1,447	16,109	17,556
Multi-family	8,551	292,805	301,356	-	5,082	5,082
Residential construction	20,024	79,744	99,768	3,110	11,153	14,263
Other commercial real estate	60,071	911,241	971,312	3,571	18,878	22,449
Total commercial real estate	121,459	2,617,876	2,739,335	8,128	51,222	59,350
Total corporate loans	170,534	4,303,453	4,473,987	23,103	80,962	104,065
Consumer	-	663,341	663,341	-	13,706	13,706
Total loans, excluding covered loans	170,534	4,966,794	5,137,328	23,103	94,668	117,771
Covered loans (1)	-	44,855	44,855	-	993	993
Total loans included in the calculation of the allowance for credit losses	$170,534	$5,011,649	$5,182,183	$23,103	$95,661	$118,764
December 31, 2011
Commercial, industrial, and agricultural	$37,385	$1,664,837	$1,702,222	$14,827	$31,190	$46,017
Commercial real estate:
Office, retail, and industrial	28,216	1,270,866	1,299,082	1,507	14,505	16,012
Multi-family	5,589	282,747	288,336	20	5,047	5,067
Residential construction	17,378	88,458	105,836	2,502	12,061	14,563
Other commercial real estate	70,919	962,136	1,033,055	7,239	17,232	24,471
Total commercial real estate	122,102	2,604,207	2,726,309	11,268	48,845	60,113
Total corporate loans	159,487	4,269,044	4,428,531	26,095	80,035	106,130
Consumer	-	659,582	659,582	-	14,843	14,843
Total loans, excluding covered loans	159,487	4,928,626	5,088,113	26,095	94,878	120,973
Covered loans (1)	-	45,451	45,451	-	989	989
Total loans included in the calculation of the allowance for credit losses	$159,487	$4,974,077	$5,133,564	$26,095	$95,867	$121,962

(1)	These are open-end consumer loans that are not categorized as purchased impaired loans.

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2012 and December 31, 2011.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	March 31, 2012				December 31, 2011
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated	Loans with No Specific Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated
Commercial and industrial	$13,364	$35,154	$71,648	$14,975	$10,801	$26,028	$58,591	$14,827
Agricultural	557	-	557	-	556	-	556	-
Commercial real estate:
Office, retail, and industrial	7,635	25,178	42,873	1,447	11,897	16,319	33,785	1,507
Multi-family	8,551	-	14,087	-	5,072	517	11,265	20
Residential construction	8,666	11,358	35,110	3,110	9,718	7,660	33,124	2,502
Commercial construction	2,107	18,179	24,844	763	19,019	3,790	28,534	758
Other commercial real estate	24,533	15,252	65,333	2,808	26,027	22,083	70,868	6,481
Total commercial real estate	51,492	69,967	182,247	8,128	71,733	50,369	177,576	11,268
Total impaired loans individually evaluated for impairment	$65,413	$105,121	$254,452	$23,103	$83,090	$76,397	$236,723	$26,095

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Average Recorded Investment Balance	Interest Income Recognized (1)	Average Recorded Investment Balance	Interest Income Recognized (1)
Commercial and industrial	$45,630	$9	$51,024	$6
Agricultural	922	-	2,515	-
Commercial real estate:
Office, retail, and industrial	28,683	-	17,910	12
Multi-family	6,528	-	6,650	2
Residential construction	17,074	-	49,823	-
Commercial construction	22,755	-	25,391	-
Other commercial real estate	51,842	-	44,339	17
Total commercial real estate	126,882	-	144,113	31
Total impaired loans individually evaluated for impairment	$173,434	$9	$197,652	$37

(1)	Recorded using the cash basis of accounting.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2012			As of December 31, 2011
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial and industrial	$518	$1,240	$1,758	$1,451	$897	$2,348
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	220	-	220	1,742	-	1,742
Multi-family	-	1,758	1,758	11,107	1,758	12,865
Residential construction	-	-	-	-	-	-
Commercial construction	-	14,006	14,006	-	14,006	14,006
Other commercial real estate	-	11,467	11,467	227	11,417	11,644
Total commercial real estate	220	27,231	27,451	13,076	27,181	40,257
Total corporate loans	738	28,471	29,209	14,527	28,078	42,605
Home equity	359	409	768	1,093	471	1,564
1-4 family mortgages	979	1,080	2,059	2,089	1,293	3,382
Installment loans	-	-	-	155	-	155
Total consumer loans	1,338	1,489	2,827	3,337	1,764	5,101
Total loans	$2,076	$29,960	$32,036	$17,864	$29,842	$47,706

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans that were restructured during the quarters ended March 31, 2012 and March 31, 2011.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Quarter Ended March 31, 2012				Quarter Ended March 31, 2011
	Number of Loans	Pre- Modification Recorded Investment	Interest and Escrow Capitalized	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Commercial and industrial	-	$-	$-	$-	2	$131	$7	$138
Home equity	-	-	-	-	5	284	12	296
1-4 family mortgages	3	430	4	434	5	571	30	601
Installment loans	-	-	-	-	1	151	4	155
Total TDRs restructured during the period	3	$430	$4	$434	13	$1,137	$53	$1,190

The specific reserve portion of the allowance for loan losses on TDRs for all segments of loans is determined by estimating the value of the loan. This is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that it is a confirmed loss. TDRs had related valuation allowances totaling $916,000 as of March 31, 2012 and $94,000 as of December 31, 2011.

The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that have payment defaults and do not perform in accordance with the modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters ended March 31, 2012 and March 31, 2011 where the default occurred within twelve months of the restructured date.

 TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2012		March 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Home equity	-	$-	1	$83
1-4 family mortgages	1	62	-	-
Total	1	$62	1	$83

There were no commitments to lend additional funds to borrowers with TDRs as of March 31, 2012 or December 31, 2011.

Credit Quality Indicators

Corporate loans and commitments are assessed for risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the delinquency status of the loan.

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
March 31, 2012
Commercial and industrial	$1,358,137	$45,735	$37,936	$55,158	$1,496,966
Agricultural	226,134	10,670	-	882	237,686
Commercial real estate:
Office, retail, and industrial	1,222,796	63,997	45,275	34,831	1,366,899
Multi-family	287,789	2,528	1,424	9,615	301,356
Residential construction	42,500	21,588	14,576	21,104	99,768
Commercial construction	90,618	23,944	7,448	20,297	142,307
Other commercial real estate	703,618	65,593	16,657	43,137	829,005
Total commercial real estate	2,347,321	177,650	85,380	128,984	2,739,335
Total corporate loans	$3,931,592	$234,055	$123,316	$185,024	$4,473,987
December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$44,152	$1,458,446
Agricultural	232,270	10,487	-	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	30,043	1,299,082
Multi-family	275,031	5,803	1,015	6,487	288,336
Residential construction	48,806	27,198	11,756	18,076	105,836
Commercial construction	92,568	23,587	5,407	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	51,447	888,146
Total commercial real estate	2,309,644	208,224	79,041	129,400	2,726,309
Total corporate loans	$3,850,726	$276,577	$126,657	$174,571	$4,428,531

	Performing	Non-accrual	Total
March 31, 2012
Home equity	$397,516	$8,851	$406,367
1-4 family mortgages	212,081	5,648	217,729
Installment loans	39,223	22	39,245
Total consumer loans	$648,820	$14,521	$663,341
December 31, 2011
Home equity	$408,787	$7,407	$416,194
1-4 family mortgages	195,777	5,322	201,099
Installment loans	42,264	25	42,289
Total consumer loans	$646,828	$12,754	$659,582

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management, since these potential weaknesses may result in the deterioration of repayment prospects at some future date.

(2)
Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)
Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company could sustain some loss if the deficiencies are not corrected. These loans were placed on non-accrual status.

7.  SENIOR AND SUBORDINATED DEBT

The following table presents the Company’s senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
5.875% senior notes due in 2016
Principal amount	$115,000	$115,000
Discount	(569)	(600)
Total senior notes due in 2016	114,431	114,400
5.85% subordinated notes due in 2016
Principal amount	50,500	50,500
Discount	(22)	(24)
Total subordinated notes due in 2016	50,478	50,476
6.95% junior subordinated debentures due in 2033
Principal amount	66,253	87,351
Discount	(56)	(74)
Total junior subordinated debentures due in 2033	66,197	87,277
Total senior and subordinated debt	$231,106	$252,153

The Company’s senior and subordinated debt issuances are described in Note 11, “Senior and Subordinated Debt,” contained in the Company’s 2011 10-K.

In first quarter 2012, the Company redeemed and retired $21.1 million of junior subordinated debentures at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000, which is included in other noninterest income in the Condensed Consolidated Statements of Income.

8. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2012	2011
Net income	$7,892	$10,044
Preferred dividends	-	(2,413)
Accretion on preferred stock	-	(168)
Net income applicable to non-vested restricted shares	(139)	(137)
Net income applicable to common shares	$7,753	$7,326
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,505	73,151
Dilutive effect of common stock equivalents	-	-
Weighted-average diluted common shares outstanding	73,505	73,151
Basic earnings per share	$0.11	$0.10
Diluted earnings per share	$0.11	$0.10
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	1,863	3,733

(1)	Represents outstanding stock options (and a common stock warrant for the 2011 period) for which the exercise price is greater than the average market price of the Company’s common stock.

  9.  INCOME TAXES
Income Tax Expense (Benefit)
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Income before income tax expense (benefit)	$9,048	$9,953
Income tax expense (benefit):
Federal income tax expense	$845	$910
State income tax expense (benefit)	311	(1,001)
Total income tax expense (benefit)	$1,156	$(91)
Effective income tax rate	12.8%	(0.9%)

Federal income tax expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense (benefit) and the related effective tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax income and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax expense for first quarter 2012 was $1.2 million compared to an income tax benefit of $91,000 for first quarter 2011. This increase was due primarily to a $1.6 million state income tax benefit recorded in first quarter 2011 related to an increase in deferred tax assets resulting from an increase in the Illinois corporate tax rate from 7.3% to 9.5% effective January 1, 2011.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2011 10-K.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2011 10-K.

During the quarters ended March 31, 2012 and 2011, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The fair values of the fair value hedges and the related amount of hedge ineffectiveness recognized were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of March 31, 2012 or December 31, 2011. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Commitments to extend credit:
Home equity lines	$254,481	$257,315
Credit card lines	21,255	21,257
1-4 family real estate construction	10,512	13,300
Commercial real estate	133,918	139,574
Commercial and industrial	608,122	609,601
Overdraft protection program (1)	176,949	178,699
All other commitments	88,051	129,015
Total commitments	$1,293,288	$1,348,761
Letters of credit:
1-4 family real estate construction	$7,861	$8,661
Commercial real estate	48,339	49,373
All other	55,872	58,532
Total letters of credit	$112,072	$116,566
Unamortized fees associated with letters of credit (2) (3)	$598	$668
Remaining weighted-average term (in months)	10.10	9.62
Remaining lives (in years)	0.1 to 12.3	0.1 to 12.6

(1)
Federal regulation regarding electronic fund transfers requires consumers to affirmatively consent to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers are provided a specific line for the amount they may overdraw.

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

Legal Proceedings

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint was amended in February 2012, and the Bank filed a motion to dismiss the lawsuit in May 2012, which is pending. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

As of March 31, 2012, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2012.

  12.  FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures and reports fair value differently for various types of financial instruments.

Certain assets and liabilities are measured at fair value on a recurring and non-recurring basis in the Consolidated Statements of Financial Condition. The fair value of certain other financial instruments are not required to be measured at fair value in the Consolidated Statements of Financial Condition and are disclosed in the “Financial Instruments Required to be Disclosed at Fair Value” section of this footnote.

Certain other financial instruments, such as FHLB stock, and all non-financial instruments are excluded from the fair value accounting guidance. Therefore, any aggregation of the estimated fair values presented does not represent the underlying value of the Company.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. GAAP establishes a three-tiered fair value hierarchy based on the inputs used to measure fair value. The hierarchy is defined as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs require significant management judgment or estimation, some of which use model-based techniques and may be internally developed.

Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value (i.e. if both level 2 assumptions and level 3 assumptions are used, the asset or liability is classified in level 3). Assets and liabilities may change hierarchy level due to market conditions or other circumstances. These transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and corresponding fair value for assets and liabilities required to be measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition.

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,209	$-	$-	$1,565	$-	$-
Mutual funds	14,822	-	-	12,904	-	-
Total trading securities	16,031	-	-	14,469	-	-
Securities available-for-sale:
U.S. agency securities	-	5,011	-	-	5,035	-
CMOs	-	507,546	-	-	384,104	-
Other residential MBSs	-	136,001	-	-	87,691	-
Municipal securities	-	488,003	-	-	490,071	-
CDOs	-	-	13,685	-	-	13,394
Corporate debt securities	-	30,733	-	-	30,014	-
Hedge fund investment	-	1,936	-	-	1,616	-
Other equity securities	42	1,018	-	41	1,040	-
Total securities available- for-sale	42	1,170,248	13,685	41	999,571	13,394
Mortgage servicing rights (1)	-	-	878	-	-	929
Liabilities:
Derivative liabilities (2)	$-	$2,319	$-	$-	$2,459	$-

(1)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

Trading Securities

Trading securities represent diversified investment securities held in a rabbi trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Changes in the fair value of trading securities are included as a separate component of noninterest income in the Condensed Consolidated Statements of Income.

Securities Available-for-Sale

U.S. Agency Securities, CMOs, Other Residential MBSs, Municipal Securities, Corporate Debt Securities, and Other Equity Securities – These securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.

CDOs – CDOs are classified in level 3 of the fair value hierarchy.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$13,394	$14,858
Total (loss) income:
Included in earnings (1)	(721)	-
Included in other comprehensive income (2)	1,012	1,335
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Balance at end of period	$13,685	$16,193
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(721)	$-

(1)	Included in net securities (losses) gains in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.
(2)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. These analyses rely on credit analysis and review of historical financial data for each of the issuers of the securities underlying the individual CDO (the “Issuers”) to estimate the cash flows. These estimates are highly subjective and sensitive to several significant, unobservable input assumptions, including prepayment assumptions, default probabilities, loss given default assumptions, and deferral cure probabilities. The cash flows for each Issuer are then discounted to their present values using LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of the current market environment. Finally, the discounted cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO. Specific information for each CDO, as well as the significant unobservable assumptions, is presented in the following table.

Characteristics of CDOs and Unobservable Inputs Significant
to the Valuation of CDOs as of March 31, 2012
(Dollar amounts in thousands)

	CDO Number (1)
	1	2	3	4	5	6
Characteristics:
Class (2)	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	6,490	12,990	13,922	1,317	6,179
Fair value	3,180	1,251	2,963	4,168	408	1,715
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	46	57	62	63	56	79
Percent of Issuers currently performing	78.3%	78.9%	74.2%	55.6%	60.7%	67.1%
Current deferral and default percent (3)	14.6%	16.9%	12.8%	33.3%	40.4%	27.2%
Expected future deferral and default percent (4)	19.9%	22.1%	16.1%	28.6%	27.2%	12.8%
Excess subordination percent (5)	0.0%	0.0%	1.0%	0.0%	0.0%	5.6%
Discount rate risk adjustment, in basis points (6)	1,400	1,400	1,400	1,300	1,400	1,300
Significant unobservable assumptions, weighted average of Issuers:
Probability of prepayments	8.3%	4.3%	3.2%	7.0%	7.2%	3.2%
Probability of default	22.9%	27.5%	21.5%	29.2%	39.9%	28.1%
Loss given default	88.2%	88.7%	89.8%	92.6%	92.7%	95.3%
Probability of deferral cure	31.8%	24.0%	30.4%	42.9%	32.1%	51.1%

(1)	The Company has a seventh CDO, but no information is reported for that CDO since the security had an amortized cost and fair value of zero as of March 31, 2012.
(2)
Class refers to the Company’s tranche within the security. In a structured investment, a tranche is one of a number of related securities offered as part of the same transaction and relates to the order in which investors receive principal and interest payments (i.e. tranche B pays before tranche C).

(3)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.
(4)	Represents expected future net deferrals and defaults, net of recoveries, as a percent of the remaining performing collateral.
(5)
Represents additional defaults that the CDO can absorb before the security experiences any credit impairment. The excess subordination percentage is calculated by dividing the amount of potential additional loss that can be absorbed (before the receipt of all expected future principal and interest payments is affected) by the total balance of performing collateral.

(6)	Cash flows are discounted at LIBOR plus this adjustment to reflect the higher risk inherent in these securities given the current market environment.

Most Issuers have the right to prepay the securities on the fifth anniversary of issuance and under other limited circumstances. To estimate prepayments, a credit analysis of each Issuer is performed to ascertain its ability and likelihood to fund a prepayment. If a prepayment occurs, the Company receives cash equal to the par value for the portion of the CDO associated with that Issuer. Since there are a number of Issuers underlying each CDO, prepayments by a small number of Issuers would not likely have a material impact on the fair value of the CDO.

The probability of future defaults is derived for each Issuer based on a credit analysis. The associated assumed loss given default is based on historical default and recovery information provided by a nationally recognized credit rating agency and is assumed to be 90% for banks, 85% for insurance companies, and 100% for Issuers that have already defaulted.

The likelihood an Issuer who is currently deferring payment on the securities will pay all deferred amounts and remain current thereafter is based on an analysis of the Issuer’s asset quality, leverage ratios, and other measures of financial viability.

The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for each CDO. The timing of the default, the magnitude of the default, and the timing and magnitude of the cure probability are directly interrelated. Defaults that occur sooner and/or are greater than anticipated have a negative impact on the valuation. In addition, a high cure probability assumption has a positive effect on the fair value, and, if a cure event takes place sooner than anticipated, the impact on the valuation is also favorable.

The Company’s Treasury Department monitors the valuation results of each CDO on a quarterly basis, which includes an analysis of historical pricing trends for these types of securities, overall economic conditions (such as tracking LIBOR curves), and the performance of the Issuers’ industries. The Company’s Treasury Department also reviews market activity for the same or similar tranches of the CDOs, when available. Annually, it validates significant assumptions by reviewing detailed back-testing performed by the valuation firm.

Hedge Fund Investment – The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Mortgage Servicing Rights

The Company services loans for others totaling $74.7 million as of March 31, 2012 and $78.6 million as of December 31, 2011. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Footnote 22, “Fair Value,” in the Company’s 2011 10-K.

Derivative Assets and Derivative Liabilities

The interest rate swaps entered into by the Company are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price.

Assets and Liabilities Required to be Measured at Fair Value on a Non-recurring Basis

The following table provides the hierarchy level and corresponding fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition.

Non-recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$120,190	$-	$-	$96,220
OREO (1)	-	-	52,266	-	-	57,430
Loans held-for-sale (2)	-	-	1,500	-	-	4,200
Assets held-for-sale (3)	-	-	7,933	-	-	7,933

(1)	Includes covered OREO.
(2)	Included in other assets in the Consolidated Statements of Financial Condition.
(3)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loans and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral, net of estimated selling costs, which range from 0% - 6%. Circumstances may warrant an adjustment to the appraised value based on the age and/or type of appraisal, and these adjustments typically range from 0% - 20%. Generally, appraisals greater than twelve months old are adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained.  In addition, the Company may adjust appraised values to account for differences in disposition strategies, such as adjusting a “stabilized” value to an “orderly liquidation” value. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Collateral-dependent impaired loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.

Other Real Estate Owned

OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, properties are recorded at the lower of the recorded investment in the related loan(s) or the fair value, which represents the current appraised value of the properties, less estimated selling costs (which range from 0% - 6%). In certain circumstances, a current appraisal may not be available or the current appraised value may not represent an accurate measurement of the property’s fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) current appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for loan losses.

Subsequent to the initial transfer, periodic impairment analyses of OREO are performed, and new appraisals are obtained as necessary taking into consideration current real estate market trends and adjustments to listing prices. Any write-downs of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in the Company’s operating results in the period in which they occur.

Loans Held-for-Sale

As of March 31, 2012, one office loan was classified as held-for-sale, and it was transferred into the held-for-sale category at the sales contract price. Accordingly, the loan held-for-sale is classified in level 3 of the fair value hierarchy.

Assets Held-for-Sale

In the second quarter of 2011, the Company entered into an agreement to sell an office property and classified it as held-for-sale. The fair value of the property is based on a third quarter 2011 sales contract price and classified in level 3 of the fair value hierarchy.

Fair Value Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012		2011
	Charged to Allowance for Loan Losses	Charged to Earnings	Charged to Allowance for Loan Losses	Charged to Earnings
Collateral-dependent impaired loans	$18,740	$-	$16,810	$-
OREO	-	690	-	1,112
Loans held-for-sale	3,135	-	200	-
Assets held-for-sale	-	-	-	310

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” contained in the Company’s 2011 Form 10-K.

Financial Instruments Required to be Disclosed at Fair Value

The Company is required to disclose the estimated fair values of certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Position. The following table provides the hierarchy level and related fair value measurement for each class of these financial assets and liabilities.

Financial Instruments Required to be Disclosed at Fair Value
(Dollar amounts in thousands)

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$105,722	$105,722	$-	$-	$123,354	$123,354	$-	$-
Interest-bearing deposits in other banks	380,651	-	380,651	-	518,176	-	518,176	-
Securities held-to- maturity:
Municipal securities	56,319	-	59,364	-	60,458	-	61,477	-
Loans, net of allowance for loan losses:
Commercial and industrial	1,496,966	-	-	1,498,870	1,458,446	-	-	1,460,972
Agricultural	237,686	-	-	236,753	243,776	-	-	243,035
Office, retail, and industrial	1,366,899	-	-	1,375,680	1,299,082	-	-	1,303,288
Multi-family	301,356	-	-	304,217	288,336	-	-	290,645
Residential construction	99,768	-	-	100,165	105,836	-	-	106,145
Commercial construction	142,307	-	-	142,503	144,909	-	-	145,305
Other commercial real estate	829,005	-	-	833,919	888,146	-	-	890,275
Home equity	406,367	-	-	387,653	416,194	-	-	394,404
1-4 family mortgages	217,729	-	-	222,162	201,099	-	-	206,115
Installment loans	39,245	-	-	40,218	42,289	-	-	43,030
Covered loans	251,376	-	-	274,983	260,502	-	-	288,021
Allowance for loan losses	(116,264)	-	-	(116,264)	(119,462)	-	-	(119,462)
Loans, net of allowance for loan losses	5,272,440	-	-	5,300,859	5,229,153	-	-	5,251,773
FDIC indemnification asset	58,488	-	-	31,486	65,609	-	-	37,173
Accrued interest receivable	29,423	-	29,423		29,826	-	29,826
Investment in BOLI	206,304	-	-	206,304	206,235	-	-	206,235
Liabilities:
Deposits
Demand deposits	$1,637,593	$-	$1,637,593	$-	$1,593,773	$-	$1,593,773	$-
Savings deposits	1,030,554	-	1,030,554	-	970,016	-	970,016	-
NOW accounts	1,055,558	-	1,055,558	-	1,057,887	-	1,057,887	-
Money market deposits	1,173,388	-	1,173,388	-	1,198,382	-	1,198,382	-
Time deposits	1,589,270	-	1,591,759	-	1,659,117	-	1,659,251	-
Total deposits	6,486,363	-	6,488,852	-	6,479,175	-	6,479,309	-
Borrowed funds	202,155	-	205,777	-	205,371	-	208,728	-
Senior and subordinated debt	231,106	226,442	-	-	252,153	237,393	-	-
Accrued interest payable	7,155	-	7,155	-	4,019	-	4,019	-
Standby letters of credit	598	-	598	-	668	-	668	-

Management uses various methodologies and assumptions as described below to determine the estimated fair values of the Company’s financial instruments. The fair value estimates are made at a discrete point in time based on relevant market information and consider management’s judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments.

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

Loans, net of Allowance for Loan Losses - The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk.

Covered Loans - The fair value of the covered loan portfolio is determined by discounting the expected cash flows at a market interest rate, which is derived from LIBOR swap rates over the life of these loans. The expected cash flows are determined using the contractual terms of the covered loans, net of any projected credit losses. For valuation purposes, these loans are placed into groups with similar characteristics and risk factors. The timing and amount of credit losses for each group are estimated using historical default and loss experience, current collateral valuations, borrower credit scores, and internal risk ratings. For individually significant loans or credit relationships, the estimated fair value is determined by a specific loan level review utilizing appraised values for collateral and projections of the timing and amount of cash flows.

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. The future cash flows are estimated by multiplying expected losses on covered loans and covered OREO by the reimbursement rates set forth in the FDIC Agreements. Improvements in estimated cash flows on covered loans and covered OREO generally result in a corresponding decline in the indemnification asset, while reductions in expected reimbursements from the FDIC lead to an increase in the indemnification asset.

Investment in BOLI - The fair value of BOLI approximates the carrying amount as both are based on each policy’s respective cash surrender value (“CSV”), which is the amount the Company would receive upon liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company’s initial insurance premium and earnings of the underlying assets, offset by management fees.

Deposit Liabilities - The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

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

Senior and Subordinated Debt - The fair value of senior and subordinated debt was determined using quoted market prices.

Standby Letters of Credit - The fair value of standby letters of credit represents deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments - The Company estimated the fair value of commitments outstanding to be immaterial based on the following factors: (i) the limited interest rate exposure posed by the commitments outstanding due to their variable nature, (ii) the general short-term nature of the commitment periods entered into, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

13.  SUBSEQUENT EVENTS

The Company evaluated the impact of events that occurred subsequent to March 31, 2012 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events occurred that would require further disclosure or adjustment to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters ended March 31, 2012 and 2011. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on page 3 of this Form 10-Q. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2011 Annual Report on Form 10-K (“2011 10-K”). Results of operations for the quarter ended March 31, 2012 are not necessarily indicative of future results.

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in northwest Indiana, central and western Illinois, and eastern Iowa. We provide a full range of business and retail banking and wealth management services through approximately 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Our largest expenses are interest on deposits and compensation expense.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, general economic conditions (nationally and in our service areas), business spending, consumer confidence, certain seasonal factors, legislative changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. Primary quantitative metrics include:

•
Pre-Tax, Pre-Provision Operating Earnings - Pre-tax, pre-provision operating earnings (which reflect our operating performance before the effects of credit-related charges and other unusual, infrequent, or non-recurring revenues and expenses) is a non-GAAP financial measure, which we believe is useful because it helps investors to assess the Company’s operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.

•
Net Interest Income - Net interest income is our primary source of revenue. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds).

•	Net Interest Margin - Net interest margin equals net interest income divided by total interest-earning assets.
•
Noninterest Income - Noninterest income is the income we earn from fee-based revenues (such as service charges on deposit accounts and wealth management fees), BOLI and other income, and non-operating revenues (such as securities gains and losses).

•
Asset Quality - Asset quality is an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and incorporates an evaluation of a variety of factors, such as non-performing loans to total loans.

•
Regulatory Capital – Our regulatory capital is classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and qualifying trust-preferred securities, less goodwill and most intangible assets and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2012	2011	% Change
Operating Results
Interest income	$75,268	$81,283	(7.4)
Interest expense	(10,086)	(10,637)	(5.2)
Net interest income	65,182	70,646	(7.7)
Fee-based revenues	22,592	21,703	4.1
Other noninterest income	2,784	1,974	41.0
Noninterest expense, excluding losses realized on OREO (2)	(61,995)	(63,191)	(1.9)
Pre-tax, pre-provision operating earnings (3)	28,563	31,132	(8.3)
Provision for loan losses	(18,210)	(19,492)	(6.6)
Net (losses) gains on securities sales	(206)	540	N/M
Securities impairment losses	(737)	-	100.0
Gain on early extinguishment of debt	256	-	100.0
Write-downs of OREO (2)	(690)	(1,112)	(37.9)
Net gains (losses) on sales of OREO (2)	387	(1,115)	N/M
Severance-related costs (2)	(315)	-	100.0
Income before income tax	9,048	9,953	(9.1)
Income tax (expense) benefit	(1,156)	91	N/M
Net income	7,892	10,044	(21.4)
Preferred dividends and accretion on preferred stock	-	(2,581)	(100.0)
Net income applicable to non-vested restricted shares	(139)	(137)	1.5
Net income applicable to common shares	$7,753	$7,326	5.8
Weighted average diluted shares outstanding	73,505	73,151
Diluted earnings per common share	$0.11	$0.10
Performance Ratios (1)
Return on average common equity	3.21%	3.20%
Return on average assets	0.40%	0.50%
Net interest margin – tax equivalent	3.88%	4.15%
Efficiency ratio	64.62%	62.70%

N/M – Not meaningful.

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of net gains (losses) OREO and severance-related costs, see the “Noninterest Expense” section of this Item 2.
(3)
Our accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, we provided this non-GAAP performance result, which we believe is useful because it assists investors in assessing our operating performance. Although it is intended to enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012 Change From
				December 31, 2011	March 31, 2011
Balance Sheet Highlights
Total assets	$7,988,002	$7,973,594	$8,036,609	$14,408	$(48,607)
Total loans, excluding covered loans	5,137,328	5,088,113	5,095,543	49,215	41,785
Total loans, including covered loans	5,388,704	5,348,615	5,444,989	40,089	(56,285)
Total deposits	6,486,363	6,479,175	6,419,894	7,188	66,469
Transactional deposits	4,897,093	4,820,058	4,545,670	77,035	351,423
Loans, excluding covered loans, to deposits ratio	79.2%	78.5%	79.4%
Transactional deposits to total deposits	75.5%	74.4%	70.8%

	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012 Change From
				December 31, 2011	March 31, 2011
Asset Quality Highlights (1)
Non-accrual loans	$199,545	$187,325	$186,563	$12,220	$12,982
90 days or more past due loans (still accruing interest)	7,674	9,227	5,231	(1,553)	2,443
Total non-performing loans	207,219	196,552	191,794	10,667	15,425
TDRs (still accruing interest)	2,076	17,864	14,120	(15,788)	(12,044)
Other real estate owned	35,276	33,975	33,863	1,301	1,413
Total non-performing assets	$244,571	$248,391	$239,777	$(3,820)	$4,794
30-89 days past due loans (still accruing interest)	$21,241	$27,495	$28,927	$(6,254)	$(7,686)
Allowance for credit losses	$118,764	$121,962	$145,003	$(3,198)	$(26,239)
Allowance for credit losses as a percent of loans	2.31%	2.40%	2.85%
Allowance for credit losses to non-accrual loans	60%	65%	78%

(1)
Excludes covered loans and covered OREO. For a discussion of covered assets, which consist of covered loans, covered OREO, and the related FDIC indemnification asset, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section of this Item 2.

Net income applicable to common shareholders for first quarter 2012 was $7.8 million, or $0.11 per share, compared to net income applicable to common shareholders of $7.3 million, or $0.10 per share, for first quarter 2011. Pre-tax, pre-provision operating earnings of $28.6 million for first quarter 2012 decreased $2.6 million, or 8.3%, compared to first quarter 2011.

In fourth quarter 2011, we redeemed and retired $193.0 million Series B preferred stock held by the United States Department of the Treasury (the “Treasury”) using a combination of existing liquid assets and proceeds from the completion of a $115.0 million senior debt offering. This transaction replaced a $2.4 million quarterly preferred dividend with $1.8 million in quarterly interest expense on the new senior debt. Although the Series B preferred stock redemption eliminated our quarterly preferred dividends and benefited net income applicable to common shares, it did not impact pre-tax, pre-provision operating earnings. The additional interest expense related to the senior debt reduced our quarterly pre-tax, pre-provision operating earnings and affects its comparison to prior periods.

A discussion of net interest income and noninterest income and expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $244.6 million at March 31, 2012, decreasing $3.8 million, or 1.5%, from December 31, 2011. The reduction was substantially due to remediation activities, charge-offs, the return of $16.0 million in TDRs to performing status, and $8.5 million in OREO dispositions, largely offset by the downgrade of performing loans.

Loans 30 to 89 days past due and still accruing interest, excluding covered loans, of $21.2 million at March 31, 2012 declined $6.3 million, or 22.7%, from December 31, 2011. This represents the lowest level of 30 to 89 days past due loans since 2003. For further discussion of non-performing assets and past due loans, refer to the “Loan Portfolio and Credit Quality” section of this Item 2.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin equals net interest income divided by total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2011 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin were adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, they should not be considered an alternative to GAAP. The effect of this adjustment is at the bottom of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2012 and 2011, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Short-term investments	$449,788	$275	0.25	$467,880	$292	0.25	$(11)	$(6)	$(17)
Trading securities	14,585	36	0.99	15,372	30	0.78	(1)	7	6
Investment securities (2)	1,163,338	11,734	4.03	1,166,991	13,048	4.47	(41)	(1,273)	(1,314)
FHLB and Federal Reserve Bank stock	52,531	330	2.51	61,338	357	2.33	(60)	33	(27)
Loans, excluding covered loans (2)	5,089,286	61,983	4.90	5,075,840	63,301	5.06	215	(1,533)	(1,318)
Covered interest-earning assets (3)	318,569	4,202	5.31	444,242	7,822	7.14	(1,919)	(1,701)	(3,620)
Total loans	5,407,855	66,185	4.92	5,520,082	71,123	5.23	(1,704)	(3,234)	(4,938)
Total interest-earning assets (2)	7,088,097	78,560	4.45	7,231,663	84,850	4.75	(1,817)	(4,473)	(6,290)
Cash and due from banks	109,717			121,494
Allowance for loan losses	(123,667)			(148,051)
Other assets	883,044			889,845
Total assets	$7,957,191			$8,094,951
Liabilities and Stockholders’ Equity:
Savings deposits	$995,955	283	0.11	$901,205	476	0.21	57	(250)	(193)
NOW accounts	1,051,870	218	0.08	1,044,280	320	0.12	2	(104)	(102)
Money market deposits	1,184,316	521	0.18	1,240,439	860	0.28	(37)	(302)	(339)
Time deposits	1,621,926	4,491	1.11	1,937,890	6,015	1.26	(917)	(607)	(1,524)
Borrowed funds	203,548	515	1.02	285,847	680	0.96	(211)	46	(165)
Senior and subordinated debt	248,232	4,058	6.57	137,745	2,286	6.73	1,805	(33)	1,772
Total interest-bearing liabilities	5,305,847	10,086	0.76	5,547,406	10,637	0.78	699	(1,250)	(551)
Demand deposits	1,591,198			1,342,013
Other liabilities	89,778			83,217
Stockholders’ equity - common	970,368			929,315
Stockholders’ equity - preferred	-			193,000
Total liabilities and stockholders’ equity	$7,957,191			$8,094,951
Net interest income/margin (2)		$68,474	3.88		$74,213	4.15	$(2,516)	$(3,223)	$(5,739)
Net interest income (GAAP)		$65,182			$70,646
Tax equivalent adjustment		3,292			3,567
Tax-equivalent net interest income		$68,474			$74,213

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Average interest-earning assets for first quarter 2012 decreased $143.6 million, or 2.0%, from first quarter 2011. This reduction was primarily attributable to a decline in average covered interest-earning assets acquired in FDIC-assisted transactions.

First quarter 2012 tax-equivalent net interest income decreased $5.7 million, or 7.7%, compared to first quarter 2011. Tax-equivalent interest income declined $6.3 million due to a 30 basis point decline in tax-equivalent yield discussed below. Interest expense declined $551,000, as a reduction in interest expense paid on time and other deposits was partially offset by an increase in interest expense paid on senior and subordinated debt.

The growth in average senior and subordinated debt for first quarter 2012 compared to first quarter 2011 reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used to partially fund the redemption of the Series B preferred stock issued to the Treasury. Interest expense paid on the new senior debt reduced net interest margin by 10 basis points in first quarter 2012.

Tax-equivalent net interest margin for first quarter 2012 was 3.88%, a decline of 27 basis points from first quarter 2011, primarily reflecting interest paid on the new senior debt, a decline in average covered interest-earning assets, and the impact of lower interest rate spreads earned on loans and investment securities resulting from a decline in market interest rates over this period.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The yield on covered interest-earning assets for first quarter 2012 declined from first quarter 2011, which included adjustments in accretable yield based on actual cash realized in excess of estimates upon final settlement of certain covered loans.

Noninterest Income

A summary of noninterest income for the quarters ended March 31, 2012 and 2011 is presented in the following table.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Service charges on deposit accounts	$8,660	$8,144	6.3
Wealth management fees	5,392	5,053	6.7
Other service charges, commissions, and fees	3,520	3,977	(11.5)
Card-based fees (1)	5,020	4,529	10.8
Total fee-based revenues	22,592	21,703	4.1
BOLI income (2)	248	252	(1.6)
Other income (3)	1,135	978	16.1
Total operating revenues	23,975	22,933	4.5
Net trading gains (4)	1,401	744	88.3
Net (losses) gains on securities sales (5)	(206)	540	N/M
Securities impairment losses (5)	(737)	-	N/M
Gain on early extinguishment of debt (6)	256	-	N/M
Total noninterest income	$24,689	$24,217	1.9

N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees charged for processing transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
BOLI income represents benefit payments received and the CSV of the policies, net of premiums paid. The change in CSV is attributed to earnings or losses credited to the policies based on investments made by the insurer. For a further discussion of our investment in BOLI, see Note 1 to the Consolidated Financial Statements of our 2011 10-K.

(3)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
(4)
Net trading gains result from changes in the fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains are substantially offset by an adjustment to salaries and wages expense.

(5)	For a discussion of these items, see the “Investment Portfolio Management” section of this Item 2.
(6)	The gain on early extinguishment of debt relates to the retirement of approximately $21 million in trust preferred junior subordinated debentures.

Total noninterest income increased 1.9% for first quarter 2012 compared to first quarter 2011. The growth reflects increases in several categories of operating revenues, which were partially offset by net securities losses for first quarter 2012 compared to net securities gains for first quarter 2011.

Fee-based revenues for first quarter 2012 rose 4.1% compared to first quarter 2011 as a result of market-driven price increases that were effective in second quarter 2011 and contributed to growth in service charges, commissions, and fees and card-based fees. The increase in service charges on deposit accounts was partially offset by a decline in the number of occurrences of non-sufficient funds fees.

The first quarter 2012 increase in wealth management fees compared to the same period in 2011 was driven by higher levels of assets under management and custody, a one-time court-approved estate fee, and greater transaction volumes. Assets under management and custody grew over $80 million from March 31, 2011 to March 31, 2012 driven by sales generated through increased staffing levels and improved market performance.

A decline in merchant fees resulting from lower processing volumes by certain larger merchants drove the decrease in other service charges, commissions, and fees from first quarter 2011 to first quarter 2012. There is a corresponding decline in merchant card expense in the table that follows.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters ended March 31, 2012 and 2011.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Compensation expense:
Salaries and wages (1)	$27,257	$25,665	6.2
Employee benefits (1)	6,793	7,153	(5.0)
Total compensation expense	34,050	32,818	3.8
Net OREO expense:
Write-downs of OREO	690	1,112	(37.9)
Net (gains) losses on sales of OREO (2)	(387)	1,115	N/M
Net OREO operating expense (3)	1,561	1,704	(8.4)
Total OREO expense	1,864	3,931	(52.6)
Professional services:
Loan remediation costs	2,788	2,848	(2.1)
Other professional services (1)	2,841	2,271	25.1
Total professional services	5,629	5,119	10.0
Net occupancy expense	6,205	6,784	(8.5)
Equipment expense	2,126	2,319	(8.3)
Technology and related costs	2,858	2,623	9.0
FDIC insurance premiums	1,719	2,725	(36.9)
Advertising and promotions	870	1,079	(19.4)
Merchant card expense	1,796	2,088	(14.0)
Other expenses	5,496	5,932	(7.3)
Total noninterest expense	$62,613	$65,418	(4.3)
Full-time equivalent employees	1,757	1,845	(4.8)
Efficiency ratio (4)	64.62%	62.70%

N/M – Not meaningful.

(1)
In first quarter 2012, the Company recorded a $315,000 charge for severance costs related to an organizational realignment. The charge included $258,000 in salaries and wages, $26,000 in retirement and other employee benefits, and $31,000 in other professional services.

(2)	For a discussion of sales of OREO properties, refer to the “Non-performing assets” section of this Item 2.
(3)	Net OREO operating expense consists of real estate taxes, commissions paid on sales, insurance, and maintenance, net of any rental income.
(4)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for first quarter 2012 declined 4.3% from first quarter 2011.

Salaries and wages in first quarter 2012 were higher than first quarter 2011 due to annual merit increases and higher expense related to an increase in the obligations to participants in deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. Excluding this year-over-year fair value increase (which is largely offset by an increase in noninterest income described above), salaries and wages would have increased 3.3% from first quarter 2011. The variance in employee benefits for this period primarily resulted from lower pension and profit sharing expense.

OREO expenses for first quarter 2012 declined 52.6% from first quarter 2011 due to lower OREO write-downs in addition to gains realized on the sale of OREO properties in first quarter 2012 compared to losses realized for first quarter 2011.

Other professional services for first quarter 2012 included higher personnel recruitment expense compared to first quarter 2011 as well as certain non-recurring items. Occupancy expense benefited from a mild winter season as lower snow removal and utility costs were incurred in first quarter 2012 compared to first quarter 2011. FDIC premiums decreased compared to first quarter 2011 primarily due to a change in regulatory requirements for calculating the premium.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 5
Income Tax Expense (Benefit) Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Income before income tax expense (benefit)	$9,048	$9,953	(9.1)
Income tax expense (benefit):
Federal income tax expense	$845	$910	(7.1)
State income tax expense (benefit)	311	(1,001)	N/M
Total income tax expense (benefit)	$1,156	$(91)	N/M
Effective income tax rate	12.8%	(0.9%)

N/M – Not meaningful.

Federal income tax expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense (benefit) and the related effective tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax income and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $1.2 million for first quarter 2012 compared to an income tax benefit of $91,000 for first quarter 2011. This increase was due primarily to a $1.6 million state income tax benefit recorded in first quarter 2011 related to an increase in deferred tax assets resulting from an increase in the Illinois corporate tax rate from 7.3% to 9.5% effective January 1, 2011.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2011 10-K.

FINANCIAL CONDITION

Investment Portfolio Management

Securities that we have the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities consist of securities held in a rabbi trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value.

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to mitigate the impact of changes in interest rates on net interest income.

From time to time, we adjust the size and composition of our securities portfolio based on a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets. The following table provides a valuation summary of our investment portfolio.

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	March 31, 2012				December 31, 2011
	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$5,011	$(18)	$5,029	0.4	$5,035	$(25)	$5,060	0.5
CMOs	507,546	2,885	504,661	40.8	384,104	276	383,828	35.7
Other MBSs	136,001	5,738	130,263	10.5	87,691	5,709	81,982	7.7
Municipal securities	488,003	25,018	462,985	37.4	490,071	25,789	464,282	43.2
CDOs	13,685	(34,353)	48,038	3.9	13,394	(35,365)	48,759	4.5
Corporate debt securities	30,733	3,194	27,539	2.2	30,014	2,503	27,511	2.6
Equity securities	2,996	773	2,223	0.2	2,697	508	2,189	0.2
Total available-for- sale	1,183,975	3,237	1,180,738	95.4	1,013,006	(605)	1,013,611	94.4
Held-to-Maturity
Municipal securities	59,364	3,045	56,319	4.6	61,477	1,019	60,458	5.6
Total securities	$1,243,339	$6,282	$1,237,057	100.0	$1,074,483	$414	$1,074,069	100.0

	March 31, 2012			December 31, 2011
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	0.71%	0.28	4.13%	0.85%	0.53	4.01%
CMOs	1.32%	2.48	1.32%	0.92%	2.19	1.57%
Other MBSs	2.52%	4.08	3.24%	1.96%	3.91	4.50%
Municipal securities	3.95%	3.56	6.08%	3.84%	3.77	6.13%
CDOs	0.25%	8.52	0.00%	0.25%	8.57	0.00%
Other securities	5.98%	10.12	6.43%	6.07%	10.29	6.45%
Total available-for-sale	2.55%	3.49	3.49%	2.45%	3.57	3.98%
Held-to-Maturity
Municipal securities	4.78%	7.46	5.98%	5.31%	9.33	5.91%
Total securities	2.65%	3.68	3.60%	2.61%	3.90	4.08%

(1)
The effective duration of the securities portfolio represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in the level of interest rates. This measure is used as a gauge of the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.

(2)
Average life is presented in years and represents the weighted-average time to receive all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Portfolio Composition

As of March 31, 2012, our securities portfolio totaled $1.2 billion, an increase of 15.7% compared to December 31, 2011 primarily in CMOs and other MBSs. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into these types of securities. Approximately 96% of our $1.2 billion available-for-sale portfolio was comprised of U.S. agency securities, municipal securities, CMOs, and other

MBSs as of March 31, 2012. The remainder consisted of seven CDOs with a fair value of $13.7 million and miscellaneous other securities totaling $33.7 million.

Investments in municipal securities comprised 41.2%, or $488.0 million, of the total available-for-sale securities portfolio at March 31, 2012, and the majority is general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provided a predictable cash flow. Available-for-sale municipal securities declined less than one percent from $490.1 million at December 31, 2011.

The average life and effective duration of our available-for-sale securities portfolio are relatively stable as of March 31, 2012 compared to December 31, 2011 as interest rates have been largely unchanged.

Securities Sales

Net securities losses were $943,000 for first quarter 2012, which included a loss of $247,000 on Visa stock, gains of $41,000 from the sale of $2.7 million in municipal securities, and an OTTI charge of $737,000 on a single CDO.

Net securities gains were $540,000 for first quarter 2011 resulting from the sale of $44.2 million in CMOs and municipal securities.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss and presented in the Consolidated Statements of Comprehensive Income. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains at March 31, 2012 were $3.2 million compared to net unrealized losses of $605,000 at December 31, 2011.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of March 31, 2012 represents OTTI since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of March 31, 2012, gross unrealized gains in the available-for-sale municipal securities portfolio totaled $25.3 million, and gross unrealized losses were $279,000, resulting in a net unrealized gain of $25.0 million compared to a net unrealized gain of $25.8 million as of December 31, 2011. Substantially all of these securities carry investment grade ratings with the majority of them supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $1.0 million since December 31, 2011. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias toward these investments. We do not believe the unrealized losses on the CDOs as of March 31, 2012 represent OTTI. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of  fair values for the CDOs was based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 87.1% of total loans outstanding at March 31, 2012. The corporate loan component is comprised of commercial and industrial, agricultural, and commercial real estate lending categories. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers.

Table 7
Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2012	% of Total	December 31, 2011	% of Total	Annualized % Change
Commercial and industrial	$1,496,966	29.2	$1,458,446	28.7	10.6
Agricultural	237,686	4.6	243,776	4.8	(10.0)
Commercial real estate:
Office	480,288	9.4	444,368	8.7	32.3
Retail	371,258	7.2	334,034	6.6	44.6
Industrial	515,353	10.0	520,680	10.2	(4.1)
Multi-family	301,356	5.9	288,336	5.7	18.1
Residential construction	99,768	1.9	105,836	2.1	(22.9)
Commercial construction	142,307	2.8	144,909	2.8	(7.2)
Other commercial real estate (1)	829,005	16.1	888,146	17.4	(26.6)
Total commercial real estate	2,739,335	53.3	2,726,309	53.5	1.9
Total corporate loans	4,473,987	87.1	4,428,531	87.0	4.1
Home equity	406,367	7.9	416,194	8.2	(9.4)
1-4 family mortgages	217,729	4.2	201,099	4.0	33.1
Installment loans	39,245	0.8	42,289	0.8	(28.8)
Total consumer loans	663,341	12.9	659,582	13.0	2.3
Total loans, excluding covered loans	5,137,328	100.0	5,088,113	100.0	3.9
Covered loans (2)	251,376		260,502		(14.0)
Total loans	$5,388,704		$5,348,615		3.0

(1)
Approximately $50 million of certain other commercial real estate loans as of December 31, 2011 were reclassified into other loan categories as of March 31, 2012, primarily office and retail commercial real estate.

(2)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total loans, including covered loans, of $5.4 billion as of March 31, 2012 were up $40.1 million, a 3.0% annualized increase, from December 31, 2011.

Excluding covered loans, total loans grew $49.2 million, or 3.9% annualized, from December 31, 2011 to March 31, 2012. We experienced over 10% annualized growth in commercial and industrial loans during this period. Continued efforts to reduce lending exposure to less favorable real estate categories contributed to a 14% annualized decline in the construction portfolios.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 33.8% of loans, excluding covered loans, and totaled $1.7 billion at March 31, 2012, an increase of $32.4 million, or 1.9%, from December 31, 2011. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.

Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.

Commercial Real Estate Loans

Commercial real estate loans represent 53.3% of loans, excluding covered loans, and totaled $2.7 billion at March 31, 2012, an increase of $13.0 million from December 31, 2011. A variety of properties serve as collateral for our commercial real estate loans, which subjects this portfolio to varying degrees of credit risk. Nearly half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, warehouses and storage facilities, and service stations.

Included as part of our commercial real estate portfolio are loans secured by owner-occupied real estate, which tend to exhibit lower credit risk than non-owner occupied properties. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate, which is reflected in the underwriting standards. At March 31, 2012, owner occupied commercial real estate loans were $1.0 billion, or almost 50%, of the commercial real estate portfolio, excluding multi-family and construction loans.

The following table presents commercial real estate loans by owner-occupied or investor status and product type.

Table 8
Commercial Real Estate Loans
(Dollar amounts in thousands)

	March 31, 2012			December 31, 2011
	Owner Occupied	Investor	Total	Owner Occupied	Investor	Total

Office, retail, and industrial:
Office	$177,067	$303,221	$480,288	$146,818	$297,550	$444,368
Retail	123,661	247,597	371,258	89,831	244,203	334,034
Industrial	289,058	226,295	515,353	298,887	221,793	520,680
Total office, retail, and industrial	589,786	777,113	1,366,899	535,536	763,546	1,299,082
Multi-family	-	301,356	301,356	-	288,336	288,336
Residential construction	-	99,768	99,768	-	105,836	105,836
Commercial construction	-	142,307	142,307	-	144,909	144,909
Other commercial real estate:
Rental properties (1)	32,030	101,240	133,270	31,417	95,668	127,085
Service stations and truck stops	102,719	19,258	121,977	102,870	26,061	128,931
Warehouses and storage	86,053	39,556	125,609	89,293	40,198	129,491
Hotels	-	71,757	71,757	-	73,889	73,889
Restaurants	67,367	18,053	85,420	59,460	19,407	78,867
Medical	19,555	834	20,389	19,808	1,051	20,859
Automobile dealers	30,212	4,158	34,370	31,588	4,189	35,777
Mobile home parks	-	29,967	29,967	-	30,071	30,071
Recreational	36,048	7,906	43,954	26,826	7,882	34,708
Religious	24,417	174	24,591	23,919	178	24,097
Multi-use properties	13,929	60,427	74,356	59,068	96,517	155,585
Other	24,719	38,626	63,345	8,802	39,984	48,786
Total other commercial real estate	437,049	391,956	829,005	453,051	435,095	888,146
Total commercial real estate	$1,026,835	$1,712,500	$2,739,335	$988,587	$1,737,722	$2,726,309
Commercial real estate loans, excluding multi-family and construction loans	$1,026,835	$1,169,069	$2,195,904	$988,587	$1,198,641	$2,187,228
Percent of total (2)	46.8%	53.2%		45.2%	54.8%

(1)	The owner occupied rental properties primarily represent home-based businesses.
(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification does not apply to these categories.

Non-performing Assets

The following table presents our loan portfolio by performing and non-performing status.

Table 9
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Performing	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs (still accruing interest)
As of March 31, 2012
Commercial and industrial	$1,496,966	$1,431,711	$6,054	$3,525	$55,158	$518
Agricultural	237,686	236,252	159	393	882	-
Commercial real estate:
Office	480,288	468,525	1,110	250	10,403	-
Retail	371,258	364,924	612	261	5,241	220
Industrial	515,353	494,562	1,214	390	19,187	-
Multi-family	301,356	290,379	1,362	-	9,615	-
Residential construction	99,768	77,016	1,648	-	21,104	-
Commercial construction	142,307	121,510	500	-	20,297	-
Other commercial real estate	829,005	780,034	4,871	963	43,137	-
Total commercial real estate	2,739,335	2,596,950	11,317	1,864	128,984	220
Total corporate loans	4,473,987	4,264,913	17,530	5,782	185,024	738
Home equity	406,367	392,930	2,631	1,596	8,851	359
1-4 family mortgages	217,729	210,091	747	264	5,648	979
Installment loans	39,245	38,858	333	32	22	-
Total consumer loans	663,341	641,879	3,711	1,892	14,521	1,338
Total loans, excluding covered loans	5,137,328	4,906,792	21,241	7,674	199,545	2,076
Covered loans	251,376	189,900	8,387	33,825	19,264	-
Total loans	$5,388,704	$5,096,692	$29,628	$41,499	$218,809	$2,076
As of December 31, 2011
Commercial and industrial	$1,458,446	$1,397,569	$10,283	$4,991	$44,152	$1,451
Agricultural	243,776	242,727	30	-	1,019	-
Commercial real estate:
Office	444,368	436,881	-	-	7,487	-
Retail	334,034	326,922	395	52	4,923	1,742
Industrial	520,680	501,674	385	988	17,633	-
Multi-family	288,336	270,138	604	-	6,487	11,107
Residential construction	105,836	87,482	278	-	18,076	-
Commercial construction	144,909	121,562	-	-	23,347	-
Other commercial real estate	888,146	829,492	5,273	1,707	51,447	227
Total commercial real estate	2,726,309	2,574,151	6,935	2,747	129,400	13,076
Total corporate loans	4,428,531	4,214,447	17,248	7,738	174,571	14,527
Home equity	416,194	400,570	5,986	1,138	7,407	1,093
1-4 family mortgages	201,099	190,052	3,636	-	5,322	2,089
Installment loans	42,289	41,133	625	351	25	155
Total consumer loans	659,582	631,755	10,247	1,489	12,754	3,337
Total loans, excluding covered loans	5,088,113	4,846,202	27,495	9,227	187,325	17,864
Covered loans	260,502	193,044	4,232	43,347	19,879	-
Total loans	$5,348,615	$5,039,246	$31,727	$52,574	$207,204	$17,864

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 10
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2012	2011
	March 31	December 31	September 30	June 30	March 31
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$199,545	$187,325	$171,189	$177,495	$186,563
90 days or more past due loans	7,674	9,227	6,008	6,502	5,231
Total non-performing loans	207,219	196,552	177,197	183,997	191,794
TDRs (still accruing interest)	2,076	17,864	7,033	14,529	14,120
Other real estate owned	35,276	33,975	23,863	24,407	33,863
Total non-performing assets	$244,571	$248,391	$208,093	$222,933	$239,777
30-89 days past due loans	$21,241	$27,495	$34,061	$30,424	$28,927
Non-accrual loans to total loans	3.88%	3.68%	3.35%	3.47%	3.66%
Non-performing loans to total loans	4.03%	3.86%	3.47%	3.60%	3.76%
Non-performing assets to loans plus OREO	4.73%	4.85%	4.06%	4.34%	4.67%
Covered loans and covered OREO (1)
Non-accrual loans	$19,264	$19,879	$15,573	$3,588	$-
90 days or more past due loans	33,825	43,347	56,834	68,324	88,605
Total non-performing loans	53,089	63,226	72,407	71,912	88,605
TDRs (still accruing interest)	-	-	-	-	-
Other real estate owned	16,990	23,455	21,594	14,583	21,543
Total non-performing assets	$70,079	$86,681	$94,001	$86,495	$110,148
30-89 days past due loans	$8,387	$4,232	$11,070	$26,180	$10,399
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$218,809	$207,204	$186,762	$181,083	$186,563
90 days or more past due loans	41,499	52,574	62,842	74,826	93,836
Total non-performing loans	260,308	259,778	249,604	255,909	280,399
TDRs (still accruing interest)	2,076	17,864	7,033	14,529	14,120
Other real estate owned	52,266	57,430	45,457	38,990	55,406
Total non-performing assets	$314,650	$335,072	$302,094	$309,428	$349,925
30-89 days past due loans	$29,628	$31,727	$45,131	$56,604	$39,326
Non-accrual loans to total loans	4.06%	3.87%	3.46%	3.34%	3.43%
Non-performing loans to total loans	4.83%	4.86%	4.63%	4.71%	5.15%
Non-performing assets to loans plus OREO	5.78%	6.20%	5.55%	5.66%	6.36%

(1)	For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Non-performing covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by FDIC Agreements that substantially mitigate the risk of loss. Past due covered loans in the table above are past due based on contractual terms but continue to perform in accordance with our expectations of cash flows. Covered loans are generally considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated.

Non-performing assets, excluding covered loans and covered OREO, were $244.6 million at March 31, 2012, decreasing $3.8 million, or 1.5%, from December 31, 2011. The reduction was substantially due to remediation activities, charge-offs, the return of $16.0 million in TDRs to performing status, and $8.5 million in OREO dispositions, largely offset by the downgrade of performing loans. For further discussion of OREO dispositions, refer to the “OREO” section of this Item 2.

Loans 30 to 89 days past due, excluding covered loans, of $21.2 million at March 31, 2012 declined $6.3 million, or 22.7%, from December 31, 2011. This represents the lowest level of 30 to 89 days past due loans since 2003.

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

Non-accrual Loans

Non-accrual loans, excluding covered loans, grew from $187.3 million at December 31, 2011 to $199.5 million at March 31, 2012 as the amount of loans downgraded from performing to non-accrual status exceeded sales, payments, charge-offs, and transfers to OREO during the first quarter of 2012.

Included in loans downgraded to non-accrual for first quarter 2012 were nine loans totaling approximately $25 million, the majority of which were included in potential problem loans as of December 31, 2011. Refer to the “Potential Problem Loans” section of this Item 2 for additional discussion.

A discussion of our accounting policies for non-accrual loans is contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Construction Portfolio

Construction loans totaled $242.1 million at March 31, 2012, a reduction of $8.7 million, or 3.5%, from December 31, 2011. This portfolio represents loans to developers and home builders and is particularly susceptible to declining real estate values. Non-performing construction loans totaled $41.4 million at March 31, 2012, which is consistent with the December 31, 2011 level.

The following table provides details on the nature of these construction portfolios.

Table 11
Construction Loans by Underlying Collateral, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of March 31, 2012
Raw Land	$25,103	25.2	$47,003	33.0	$72,106	29.8
Developed Land	49,356	49.4	52,967	37.2	102,323	42.3
Construction	10,329	10.4	13,709	9.6	24,038	9.9
Substantially completed structures	13,863	13.9	27,984	19.7	41,847	17.3
Mixed and other	1,117	1.1	644	0.5	1,761	0.7
Total	$99,768	100.0	$142,307	100.0	$242,075	100.0
Weighted-average maturity (in years)	0.72		0.86		0.80
Non-performing loans	$21,104		$20,297		$41,401
Non-performing loans as a percent of total loans	21.2%		14.3%		17.1%
As of December 31, 2011
Raw land	$24,981	23.6	$42,768	29.5	$67,749	27.0
Developed land	55,501	52.4	57,949	40.0	113,450	45.3
Construction	12,133	11.5	14,415	9.9	26,548	10.6
Substantially completed structures	12,195	11.5	27,221	18.8	39,416	15.7
Mixed and other	1,026	1.0	2,556	1.8	3,582	1.4
Total	$105,836	100.0	$144,909	100.0	$250,745	100.0
Weighted-average maturity (in years)	0.63		0.74		0.69
Non-performing loans	$18,076		$23,347		$41,423
Non-performing loans as a percent of total loans	17.1%		16.1%		16.5%

Six credits primarily in the raw land category represent 67.3% of the $41.4 million in non-performing construction loans as of March 31, 2012, with the largest single loan totaling $14.0 million. Life-to-date charge-offs on these six credits totaled $6.5 million and valuation allowances related to these loans totaled $2.8 million as of March 31, 2012.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 12
TDRs by Type
(Dollar amounts in thousands)

	March 31, 2012		December 31, 2011		March 31, 2011
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	15	$1,758	20	$2,348	28	$22,569
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office	-	-	-	-	-	-
Retail	1	220	2	1,742	-	-
Industrial	-	-	-	-	1	1,828
Multi-family	8	1,758	9	12,865	8	3,078
Commercial construction	1	14,006	1	14,006	4	4,539
Other commercial real estate	7	11,467	9	11,644	7	6,588
Total commercial real estate loans	17	27,451	21	40,257	20	16,033
Home equity loans	11	768	25	1,564	22	1,641
1-4 family mortgages	17	2,059	26	3,382	23	2,944
Installment loans	-	-	1	155	-	-
Total consumer loans	28	2,827	52	5,101	45	4,585
Total TDRs	60	$32,036	93	$47,706	93	$43,187
TDRs, still accruing interest	17	$2,076	57	$17,864	53	$14,120
TDRs included in non-accrual	43	29,960	36	29,842	40	29,067
Total TDRs	60	$32,036	93	$47,706	93	$43,187
Year-to-date charge-offs on TDRs		$-		$8,890		$63
Valuation allowance related to TDRs		$916		$94		$519

At March 31, 2012, we had TDRs totaling $32.0 million, a decrease of $15.7 million from December 31, 2011. The March 31, 2012 total includes $2.1 million in loans that were restructured at market terms and are accruing interest compared to $17.9 million as of December 31, 2011. During first quarter 2012, we returned $16.0 million in accruing TDRs to performing status since they exhibited a sufficient period of performance under the restructured terms

We have other TDRs totaling $30.0 million as of March 31, 2012, which are classified as non-accrual because they are not performing in accordance with their modified terms or there has not yet been sufficient performance under the modified terms. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time.

Potential Problem Loans

Potential problem loans consist of special mention loans and substandard loans that continue to accrue interest. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the obligor to continue to comply with contractual terms because of the obligor’s potential operating or financial difficulties.

Table 13
Potential Problem Loans
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
Special mention loans (1)	$234,055	$276,577	$399,477
Substandard loans (2)	123,316	126,657	182,842
Total potential problem loans	$357,371	$403,234	$582,319

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management, since these potential weaknesses may result in the deterioration of repayment prospects at some future date.

(2)
Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

Potential problem loans totaled $357.4 million as of March 31, 2012, down $45.9 million, or 11.4%, from December 31, 2011 and down $224.9 million, or 38.6% from March 31, 2011. The declines from both prior periods reflect management’s continuing success in remediating potential problem loans. As of March 31, 2012, 11 borrowers, each having balances greater than $5 million, comprised approximately 30% of potential problem loans.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. A discussion of our accounting policies for non-accrual loans is contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 14
OREO Properties by Type
(Dollar amounts in thousands)

	March 31, 2012		December 31, 2011		March 31, 2011
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	13	$2,340	5	$985	13	$1,336
Land parcels:
Raw land	8	5,047	8	8,316	5	7,467
Farmland	1	207	-	-	3	3,562
Commercial lots	16	5,482	19	5,944	16	7,165
Single-family lots	25	6,803	25	7,677	24	5,659
Total land parcels	50	17,539	52	21,937	48	23,853
Multi-family units	6	609	4	3,083	3	343
Commercial properties	21	14,788	16	7,970	13	8,331
Total OREO, excluding covered OREO	90	35,276	77	33,975	77	33,863
Covered OREO	44	16,990	46	23,455	46	21,543
Total OREO properties	134	$52,266	123	$57,430	123	$55,406

OREO, excluding covered OREO, was $35.3 million at March 31, 2012 compared to $34.0 million at December 31, 2011 and $33.9 million at March 31, 2011.

Table 15
Disposals of OREO Properties
(Dollar amounts in thousands)

	Quarter Ended March 31, 2012			Quarter Ended March 31, 2011
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$8,830	$8,326	$17,156	$7,114	$1,125	$8,239
Less: Basis of properties sold	8,532	8,237	16,769	8,210	1,144	9,354
Net gains (losses) on sales of OREO	$298	$89	$387	$(1,096)	$(19)	$(1,115)

OREO write-downs	$691	$(1)	$690	$1,101	$11	$1,112

OREO sales, excluding covered OREO, consisted of 13 properties for the quarter ended March 31, 2012, with the majority classified as raw land and multi-family units.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2012.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 16
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Change in allowance for credit losses:
Balance at beginning of quarter	$121,962	$131,291	$139,831	$145,003	$145,072
Loans charged-off:
Commercial and industrial	(8,170)	(9,451)	(10,761)	(6,003)	(4,965)
Agricultural	(20)	(484)	(177)	(900)	(9)
Office, retail, and industrial	(2,667)	(3,798)	(2,549)	(647)	(1,199)
Multi-family	(140)	(5,139)	(2,244)	(6,652)	(549)
Residential construction	(683)	(2,498)	(2,314)	(3,661)	(5,422)
Commercial construction	(170)	(1,673)	(4,197)	(185)	(261)
Other commercial real estate	(8,184)	(3,021)	(4,490)	(2,484)	(5,401)
Consumer	(2,152)	(2,311)	(1,909)	(2,767)	(2,424)
1-4 family mortgages	(226)	(199)	(333)	(341)	(247)
Total loans charged-off	(22,412)	(28,574)	(28,974)	(23,640)	(20,477)
Recoveries on loans previously charged-off:
Commercial and industrial	646	541	596	418	1,837
Agricultural	70	-	-	101	-
Office, retail, and industrial	2	19	6	38	16
Multi-family	131	336	74	-	-
Residential construction	220	-	64	2,762	4
Commercial construction	-	-	82	52	-
Other commercial real estate	7	19	69	377	43
Consumer	186	112	129	64	107
1-4 family mortgages	16	3	13	1	1
Total recoveries on loans previously charged-off	1,278	1,030	1,033	3,813	2,008
Net loans charged-off, excluding covered loans	(21,134)	(27,544)	(27,941)	(19,827)	(18,469)
Net charge-offs of covered loans	(274)	(3,687)	(1,024)	(4,108)	(1,092)
Net loans charged off	(21,408)	(31,231)	(28,965)	(23,935)	(19,561)
Provision charged to operating expense:
Provision, excluding provision for covered loans	17,932	18,249	18,378	14,655	18,400
Provision for covered loans	1,387	16,139	5,271	22,356	7,501
Less: expected reimbursement from the FDIC	(1,109)	(12,486)	(3,224)	(18,248)	(6,409)
Net provision for covered loans	278	3,653	2,047	4,108	1,092
Total provision charged to operating expense	18,210	21,902	20,425	18,763	19,492
Balance at end of quarter	$118,764	$121,962	$131,291	$139,831	$145,003
Allowance for loan losses	$116,264	$119,462	$128,791	$137,331	$142,503
Reserve for unfunded commitments	2,500	2,500	2,500	2,500	2,500
Total allowance for credit losses	$118,764	$121,962	$131,291	$139,831	$145,003

	Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Average loans (1)	$5,089,286	$5,085,792	$5,136,130	$5,108,234	$5,075,840
Net loans charged-off to average loans (1), annualized	1.67%	2.15%	2.16%	1.56%	1.48%
Allowance for credit losses at end of period as a percent of:
Total loans (1)	2.31%	2.40%	2.57%	2.73%	2.85%
Non-accrual loans (1)	60%	65%	77%	79%	78%
Non-performing loans (1)	57%	62%	74%	76%	76%
Average loans, including covered loans	$5,345,074	$5,365,286	$5,440,354	$5,443,761	$5,438,978
Net loans charged-off to average loans, annualized	1.61%	2.31%	2.11%	1.76%	1.46%
Allowance for credit losses at end of period as a percent of:
Total loans	2.20%	2.28%	2.43%	2.58%	2.66%
Non-accrual loans	54%	59%	70%	77%	78%
Non-performing loans	46%	47%	53%	55%	52%

(1)	Excludes covered loans.

The allowance for credit losses represented 2.31% of total loans outstanding, excluding covered loans, at March 31, 2012 compared to 2.40% at December 31, 2011. The allowance for credit losses declined $3.2 million from $122.0 million as of December 31, 2011 to $118.8 million as of March 31, 2012. During the first quarter of 2012, we saw declines in 30 to 89 days past due loans and potential problem loans, which drove a decrease in our estimate of credit losses inherent in the loan portfolio and the amount of allowance for credit losses deemed appropriate to cover those losses.

Net charge-offs for first quarter 2012 were $21.4 million, up $1.8 million, or 9.4%, from first quarter 2011. The elevated level of charge-offs in other commercial real estate loans during first quarter 2012 resulted from the write-down of three credits, including one that was transferred to held-for-sale status and sold in April 2012.

Charge-offs related to covered loans for first quarter 2012 and first quarter 2011 reflect the decline in estimated cash flows of certain acquired loans, net of the reimbursement from the FDIC under the FDIC Agreements. Management re-estimates cash flows periodically, and any declines in estimated cash flows on a present value basis, net of loss share, are reflected as charge-offs in that period. Conversely, any increases in estimated cash flows, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, cumulative increases in estimated cash flows exceeded cumulative declines.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			First Quarter 2012 % Change From
	March 31, 2012	December 31, 2011	March 31, 2011	Fourth Quarter 2011	First Quarter 2011
Demand deposits	$1,591,198	$1,613,221	$1,342,013	(1.4)	18.6
Savings deposits	995,955	952,962	901,205	4.5	10.5
NOW accounts	1,051,870	1,062,993	1,044,280	(1.0)	0.7
Money market accounts	1,184,316	1,237,600	1,240,439	(4.3)	(4.5)
Transactional deposits	4,823,339	4,866,776	4,527,937	(0.9)	6.5
Time deposits	1,601,518	1,669,348	1,914,486	(4.1)	(16.3)
Brokered deposits	20,408	19,647	23,404	3.9	(12.8)
Total time deposits	1,621,926	1,688,995	1,937,890	(4.0)	(16.3)
Total deposits	6,445,265	6,555,771	6,465,827	(1.7)	(0.3)
Repurchase agreements	91,048	87,893	148,347	3.6	(38.6)
FHLB advances	112,500	164,946	137,500	(31.8)	(18.2)
Total borrowed funds	203,548	252,839	285,847	(19.5)	(28.8)
Senior and subordinated debt	248,232	187,488	137,745	32.4	80.2
Total funding sources	$6,897,045	$6,996,098	$6,889,419	(1.4)	0.1
Average interest rate paid on borrowed funds	1.02%	1.05%	0.96%
Weighted-average maturity of FHLB advances	29.6 months	19.3 months	24.6 months
Weighted-average interest rate of FHLB advances	1.71%	2.13%	1.95%

Average funding sources for first quarter 2012 declined $99.1 million, or 1.4%, from fourth quarter 2011 due to a $160.0 million, or 2.3%, seasonal decline in deposits and borrowed funds, partially offset by a $60.7 million, or 32.4%, increase in senior and subordinated debt.

Average funding sources grew $7.6 million from first quarter 2011 to first quarter 2012. Growth of $249.2 million, or 18.6%, in demand deposits offset a decline in interest-bearing liabilities, which resulted in a more favorable product mix.

The growth in average senior and subordinated debt for first quarter 2012 compared to both prior periods reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used to partially fund the redemption of the Series B preferred stock issued to the Treasury.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2012		March 31, 2011
	Amount	Rate (%)	Amount	Rate (%)
At period-end:
Securities sold under agreements to repurchase	$89,655	0.01	$135,842	0.02
FHLB advances	112,500	1.71	137,500	1.95
Total borrowed funds	$202,155	0.96	$273,342	0.99
Average for the year-to-date period:
Securities sold under agreements to repurchase	$91,048	0.01	$148,347	0.03
FHLB advances	112,000	1.83	137,500	1.98
Total borrowed funds	$203,048	1.02	$285,847	0.96
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$103,591		$174,810
FHLB advances	112,500		137,500

Securities sold under repurchase agreements declined from March 31, 2011 to March 31, 2012 as certain municipal customers shifted balances into demand deposits, which are insured by the FDIC.

Average borrowed funds totaled $203.0 million for first quarter 2012, decreasing $82.8 million, or 29.0%, from first quarter 2011. The increase in demand deposits during this period reduced our reliance on these higher-costing funds.

Securities sold under agreements to repurchase, federal funds purchased, and term auction facilities generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve’s minimum levels considered to be “well-capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of March 31, 2012 and December 31, 2011.

Table 19
Capital Measurements
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at March 31, 2012
Regulatory capital ratios:
Total capital to risk-weighted assets	13.47%	13.68%	10.00%	35%	$217,431
Tier 1 capital to risk-weighted assets	11.41%	11.61%	6.00%	90%	$338,648
Tier 1 leverage to average assets	9.38%	9.28%	5.00%	88%	$333,429
Tier 1 common capital to risk-weighted assets (1)	10.38%	10.26%	N/A (2)	N/A (2)	N/A (2)
Tangible common equity ratios:
Tangible common equity to tangible assets	8.95%	8.83%	N/A (2)	N/A (2)	N/A (2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	9.10%	9.00%	N/A (2)	N/A (2)	N/A (2)
Tangible common equity to risk- weighted assets	11.01%	10.88%	N/A (2)	N/A (2)	N/A (2)
Regulatory capital ratios, Bank only (3):
Total capital to risk-weighted assets	14.58%	14.37%	10.00%	46%	$281,135
Tier 1 capital to risk-weighted assets	13.32%	13.11%	6.00%	122%	$449,401
Tier 1 leverage to average assets	10.82%	10.37%	5.00%	116%	$439,937

(1)	Excludes the impact of trust-preferred securities.
(2)	Ratio is not subject to formal Federal Reserve regulatory guidance.
(3)	Ratio presented pertains to our wholly owned banking subsidiary, First Midwest Bank.

All other ratios presented in the table above are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures for U.S. Securities and Exchange Commission purposes. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from stockholders’ equity and retain the effect of accumulated other comprehensive loss in stockholders’ equity. Reconciliations of the components of those ratios to GAAP are presented in the table below.

In first quarter 2012, we redeemed and retired approximately $21 million of 6.95% trust preferred junior subordinated debentures (“TRUPs”) at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000. Although the TRUPs were included as a component of Tier 1 capital, we elected to retire them given the low interest rate environment.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Table 20
Reconciliation of Capital Components to Regulatory Requirements and GAAP
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Reconciliation of Capital Components to Regulatory Requirements
Total regulatory capital, as defined in federal regulations	$843,798	$853,961
Tier 1 capital, as defined in federal regulations	$714,468	$724,863
Trust preferred securities included in Tier 1 capital	(64,265)	(84,730)
Tier 1 common capital	$650,203	$640,133
Risk-weighted assets, as defined in federal regulations	$6,263,673	$6,241,191
Average assets, as defined in federal regulations	7,620,777	7,813,637
Total capital to risk-weighted assets	13.47%	13.68%
Tier 1 capital to risk-weighted assets	11.41%	11.61%
Tier 1 common capital to risk-weighted assets	10.38%	10.26%
Tier 1 leverage to average assets	9.38%	9.28%
Reconciliation of Capital Components to GAAP
Total stockholder’s equity	$972,701	$962,587
Goodwill and other intangible assets	(282,815)	(283,650)
Tangible common equity	689,886	678,937
Accumulated other comprehensive loss	10,919	13,276
Tangible common equity, excluding accumulated other comprehensive loss	$700,805	$692,213
Total assets	$7,988,002	$7,973,594
Goodwill and other intangible assets	(282,815)	(283,650)
Tangible assets	$7,705,187	$7,689,944
Tangible common equity to tangible assets	8.95%	8.83%
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	9.10%	9.00%
Tangible common equity to risk-weighted assets	11.01%	10.88%

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2011 10-K. These policies, along with the disclosures presented in “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed in our 2011 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2011 10-K.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
March 31, 2012:
Dollar change	$(10,019)	$6,101	$(13,212)	$10,121	$	N/M	$22,132
Percent change	-3.7%	+2.3%	-4.9%	3.7%		N/M	+8.2%
December 31, 2011:
Dollar change	$(8,457)	$13,392	$(13,983)	$19,209	$	N/M	$36,576
Percent change	-3.1%	+4.9%	-5.2%	+7.1%		N/M	+13.5%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)	N/M – Due to the low level of interest rates as of March 31, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

Overall, in rising interest rate scenarios, interest rate risk volatility is less positive at March 31, 2012 than at December 31, 2011 and in declining interest rate scenarios, interest rate risk volatility is more negative at March 31, 2012 compared to December 31, 2011. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into securities, specifically CMOs and other MBSs. This reinvestment drove the change in interest rate sensitivity from December 31, 2011 to March 31, 2012. While the negative exposure to net interest income is higher compared to December 31, 2011, the risk of significant rate declines is small, since interest rates remain at low levels.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200	-300 (1)		+300
March 31, 2012:
Dollar change	$(128,864)	$112,320	$	N/M	$164,447
Percent change	-10.3%	+9.0%		N/M	+13.2%
December 31, 2011:
Dollar change	$(168,853)	$148,369	$	N/M	$221,525
Percent change	-13.3%	+11.7%		N/M	+17.4%

(1)	N/M- Due to the low level of interest rates as of March 31, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

As of March 31, 2012, the estimated sensitivity of the economic value of equity to changes in rising interest rates is less positive compared to December 31, 2011, and the estimated sensitivity to falling rates is less negative compared to December 31, 2011. The change from December 31, 2011 is due to the investment of interest-bearing cash into securities described in the previous section. In addition, during first quarter 2012, approximately $21 million of TRUPS were redeemed and retired. The decrease in these long-term liabilities reduced exposure to rising rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of the Bank and the Company’s other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. In managing such matters, management considers the merits and feasibility of all options and strategies available to the Company, including litigation prosecution, arbitration, insurance coverage, and settlement. Generally, if the Company determines it has meritorious defenses to a matter, it vigorously defends itself.

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint was amended in February 2012, and the Bank filed a motion to dismiss the lawsuit in May 2012, which is pending. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2011. However, these factors may not be the only risks or uncertainties the Company faces.

Based on currently available information, the Company has not identified any additional material changes in the Company’s risk factors as previously disclosed, except as discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during first quarter 2012. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2011. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2012	892	$10.55	-	2,494,747
February 1 – February 29, 2012	60,916	11.78	-	2,494,747
March 1 – March 31, 2012	-	-	-	2,494,747
Total	61,808	$11.77	-

(1)
Consists of shares acquired pursuant to the Company’s share-based compensation plans and not the Company’s repurchase program approved by its Board on November 27, 2007. Under the terms of these plans, the Company accepts shares of common stock from option holders if they elect to surrender previously owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents	Sequential Page #
3.1
Restated Certificate of Incorporation of First Midwest Bancorp, Inc. is herein incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

3.2
Restated By-laws of First Midwest Bancorp, Inc. is herein incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

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

                           First Midwest Bancorp, Inc.

                 /s/ PAUL F. CLEMENS
               Paul F. Clemens
          Executive Vice President, Chief Financial Officer,
           and Principal Accounting Officer*

Date:  May 10, 2012

* Duly authorized to sign on behalf of the registrant.