Form 10-Q
period 2012-06-30
FIRST MIDWEST BANCORP INC
filed 2012-08-03
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of August 3, 2012, there were 74,852,985 shares of $.01 par value common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
			June 30, 2012	December 31, 2011
	Assets		(Unaudited)
	Cash and due from banks		$110,924	$123,354
	Interest-bearing deposits in other banks		367,238	518,176
	Trading securities, at fair value		15,314	14,469
	Securities available-for-sale, at fair value		1,174,931	1,013,006
	Securities held-to-maturity, at amortized cost		60,933	60,458
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		46,750	58,187
	Loans, excluding covered loans		5,298,026	5,088,113
	Covered loans		230,047	260,502
	Allowance for loan losses		(116,182)	(119,462)
	Net loans		5,411,891	5,229,153
	Other real estate owned (“OREO”), excluding covered OREO		28,309	33,975
	Covered OREO		9,136	23,455
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		58,302	65,609
	Premises, furniture, and equipment		133,638	134,977
	Accrued interest receivable		28,849	29,826
	Investment in bank-owned life insurance (“BOLI”)		206,572	206,235
	Goodwill and other intangible assets		281,981	283,650
	Other assets		164,587	179,064
	Total assets		$8,099,355	$7,973,594
	Liabilities
	Noninterest-bearing deposits		$1,727,009	$1,593,773
	Interest-bearing deposits		4,900,734	4,885,402
	Total deposits		6,627,743	6,479,175
	Borrowed funds		189,524	205,371
	Senior and subordinated debt		231,138	252,153
	Accrued interest payable and other liabilities		72,398	74,308
	Total liabilities		7,120,803	7,011,007
	Stockholders’ Equity
	Common stock		858	858
	Additional paid-in capital		414,665	428,001
	Retained earnings		823,250	810,487
	Accumulated other comprehensive loss, net of tax		(11,867)	(13,276)
	Treasury stock, at cost		(248,354)	(263,483)
	Total stockholders’ equity		978,552	962,587
	Total liabilities and stockholders’ equity		$8,099,355	$7,973,594
	June 30, 2012		December 31, 2011
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	-	85,787
Shares outstanding	-	74,862	-	74,435
Treasury shares	-	10,925	-	11,352
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Loans	$61,993	$63,089	$123,484	$126,006
Investment securities	8,414	9,848	17,348	19,713
Covered loans	4,473	7,655	8,675	15,477
Federal funds sold and other short-term investments	638	704	1,279	1,383
Total interest income	75,518	81,296	150,786	162,579
Interest Expense
Deposits	4,678	6,969	10,191	14,640
Borrowed funds	490	687	1,005	1,367
Senior and subordinated debt	3,646	2,279	7,704	4,565
Total interest expense	8,814	9,935	18,900	20,572
Net interest income	66,704	71,361	131,886	142,007
Provision for loan losses	22,458	18,763	40,668	38,255
Net interest income after provision for loan losses	44,246	52,598	91,218	103,752
Noninterest Income
Service charges on deposit accounts	8,848	9,563	17,508	17,707
Wealth management fees	5,394	5,237	10,786	10,290
Other service charges, commissions, and fees	4,097	4,243	7,617	8,220
Card-based fees	5,312	5,162	10,332	9,691
Total fee-based revenues	23,651	24,205	46,243	45,908
Net securities gains (losses) (reclassified from other comprehensive (loss) income)	151	1,531	(792)	2,071
Net trading (losses) gains	(575)	(2)	826	742
Other	810	760	2,449	1,990
Total noninterest income	24,037	26,494	48,726	50,711
Noninterest Expense
Salaries and wages	23,852	25,493	51,109	51,158
Retirement and other employee benefits	5,714	6,061	12,507	13,214
Net occupancy and equipment expense	7,513	8,012	15,844	17,115
Technology and related costs	2,851	2,697	5,709	5,320
Professional services	6,905	5,640	12,534	10,759
Net OREO expense	4,124	5,223	5,988	9,154
FDIC premiums	1,659	1,708	3,378	4,433
Other expenses	8,539	10,885	16,701	19,984
Total noninterest expense	61,157	65,719	123,770	131,137
Income before income tax expense	7,126	13,373	16,174	23,326
Income tax expense	761	2,720	1,917	2,629
Net income	6,365	10,653	14,257	20,697
Preferred dividends and accretion on preferred stock	-	(2,582)	-	(5,163)
Net income applicable to non-vested restricted shares	(76)	(100)	(215)	(237)
Net income applicable to common shares	$6,289	$7,971	$14,042	$15,297
Per Common Share Data
Basic earnings per common share	$0.09	$0.11	$0.19	$0.21
Diluted earnings per common share	$0.09	$0.11	$0.19	$0.21
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	73,659	73,259	73,582	73,205
Weighted-average diluted common shares outstanding	73,659	73,259	73,582	73,205
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,365	$10,653	$14,257	$20,697
Available-for-sale securities
Unrealized holding (losses) gains:
Before tax	(1,409)	16,346	1,490	22,386
Tax effect	550	(6,407)	(549)	(8,762)
Net of tax	(859)	9,939	941	13,624
Less: reclassification of net gains (losses) included in net income:
Before tax	151	1,531	(792)	2,071
Tax effect	(62)	(626)	324	(847)
Net of tax	89	905	(468)	1,224
Net unrealized holding (losses) gains	(948)	9,034	1,409	12,400
Total other comprehensive (loss) income	(948)	9,034	1,409	12,400
Total comprehensive income	$5,417	$19,687	$15,666	$33,097

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income	12,400	-	12,400
Balance at June 30, 2011	$(7,406)	$(7,933)	$(15,339)
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	1,409	-	1,409
Balance at June 30, 2012	$1,055	$(12,922)	$(11,867)

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income	-	-	-	-	20,697	12,400	-	33,097
Common dividends declared ($0.02 per common share)	-	-	-	-	(1,489)	-	-	(1,489)
Preferred dividends declared ($25.00 per preferred share)	-	-	-	-	(4,825)	-	-	(4,825)
Accretion on preferred stock	-	338	-	-	(338)	-	-	-
Share-based compensation expense	-	-	-	3,354	-	-	-	3,354
Restricted stock activity	381	-	-	(15,977)	-	-	15,045	(932)
Treasury stock purchased for benefit plans	(4)	-	-	(50)	-	-	42	(8)
Balance at June 30, 2011	74,473	$191,220	$858	$424,877	$801,723	$(15,339)	$(262,097)	$1,141,242
Balance at January 1, 2012	74,435	$-	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive income	-	-	-	-	14,257	1,409	-	15,666
Common dividends declared ($0.02 per common share)	-	-	-	-	(1,494)	-	-	(1,494)
Share-based compensation expense	-	-	-	3,139	-	-	-	3,139
Restricted stock activity	429	-	-	(16,424)	-	-	15,049	(1,375)
Treasury stock (purchased for) issued to benefit plans	(2)	-	-	(51)	-	-	80	29
Balance at June 30, 2012	74,862	$-	$858	$414,665	$823,250	$(11,867)	$(248,354)	$978,552

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$86,051	$100,402
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	191,624	135,320
Proceeds from sales of securities available-for-sale	12,059	97,330
Purchases of securities available-for-sale	(371,251)	(167,174)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	10,470	35,497
Purchases of securities held-to-maturity	(10,945)	(30,319)
Proceeds from the redemption of Federal Home Loan Bank stock	11,437	3,151
Net increase in loans	(236,927)	(17,785)
Proceeds from claims on BOLI, net of purchases	315	6
Proceeds from sales of OREO	37,983	21,435
Proceeds from sales of premises, furniture, and equipment	3	5,526
Purchases of premises, furniture, and equipment	(3,986)	(2,483)
Net cash (used in) provided by investing activities	(359,218)	80,504
Financing Activities
Net increase (decrease) in deposit accounts	148,568	(15,927)
Net decrease in borrowed funds	(15,847)	(31,950)
Payments for the retirement of subordinated debt	(20,004)	-
Cash dividends paid	(1,491)	(6,310)
Restricted stock activity	(1,392)	(1,100)
Excess tax (expense) benefit related to share-based compensation	(35)	74
Net cash provided by (used in) financing activities	109,799	(55,213)
Net (decrease) increase in cash and cash equivalents	(163,368)	125,693
Cash and cash equivalents at beginning of period	641,530	585,776
Cash and cash equivalents at end of period	$478,162	$711,469
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$20,828	$13,477
Non-cash transfer of loans held-for-investment to loans held-for-sale	1,500	5,395
Non-cash transfer of loans held-for-sale to loans held-for-investment	1,500	841
Dividends declared but unpaid	749	746
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

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with GAAP and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Results for the six months ended June 30, 2011 were restated in the Condensed Consolidated Statements of Income to correct a 2011 actuarial pension expense calculation related to the valuation of future early retirement benefits. For second quarter 2011, the adjustment increased pension expense by $296,000 and decreased income tax expense by $121,000, reducing net income by $175,000. For the six months ended June 30, 2011, pension expense increased by $591,000 and income tax expense was reduced by $242,000. The net effect was a reduction to income of $349,000. This adjustment had no impact on earnings per common share for both periods presented. In addition, there was a corresponding reduction to retained earnings of $349,000 for the six months ended June 30, 2011 in the Consolidated Statements of Changes in Stockholders’ Equity.

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

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows, net of reimbursement from the FDIC, after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

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

Troubled Debt Restructurings (“TDRs”) – A restructuring of debt is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity, that it would not otherwise consider. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value to be consistent with IFRS. In addition, the guidance expands certain disclosure requirements relating to fair value measurements. Specifically, the new guidance requires (i) quantitative information on significant unobservable inputs, (ii) a description of a Company’s valuation processes, (iii) a narrative description of the sensitivity of recurring Level 3 measurements to unobservable inputs, and (iv) the fair value hierarchy level of assets and liabilities that are not carried at fair value but are required to be disclosed at fair value in the footnotes. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The new disclosures have been included in Note 12, “Fair Value.” The adoption of this guidance on January 1, 2012 did not impact the Company’s financial condition, results of operations, or liquidity.

Reconsideration of Effective Control for Repurchase Agreements: In April 2011, the FASB issued guidance that amends the accounting for repurchase agreements and other similar agreements that both entitle and obligate a transferor to redeem financial assets before maturity. The guidance modifies the criteria for determining when these transactions would be recorded as financing agreements instead of purchase or sale agreements with a commitment to resell. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not materially impact the Company’s financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment: In September 2011, the FASB issued guidance that gives an entity the option to first assess qualitative factors to determine whether the two-step impairment test is necessary. If, after assessing those factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s process for goodwill impairment testing or financial condition, results of operation, or liquidity.

3.  SECURITIES

Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss. Securities classified as held-to-maturity are securities that management has the positive intent and ability to hold to maturity and are stated at cost.

Trading securities are reported at fair value. Net trading (losses) gains represent changes in the fair value of the trading securities portfolio and are included as a separate component of other noninterest income in the Condensed Consolidated Statements of Income.

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$2,011	$-	$(5)	$2,006	$5,060	$-	$(25)	$5,035
Collateralized residential mortgage obligations (“CMOs”)	486,449	3,912	(1,314)	489,047	383,828	2,622	(2,346)	384,104
Other residential mortgage-backed securities (“MBSs”)	130,032	5,927	(32)	135,927	81,982	5,732	(23)	87,691
Municipal securities	478,970	25,944	(221)	504,693	464,282	26,155	(366)	490,071
Collateralized debt obligations (“CDOs”)	46,633	-	(35,551)	11,082	48,759	-	(35,365)	13,394
Corporate debt securities	19,693	2,008	-	21,701	27,511	2,514	(11)	30,014
Equity securities:
Hedge fund investment	1,230	803	-	2,033	1,231	385	-	1,616
Other equity securities	8,236	206	-	8,442	958	123	-	1,081
Total equity securities	9,466	1,009	-	10,475	2,189	508	-	2,697
Total	$1,173,254	$38,800	$(37,123)	$1,174,931	$1,013,611	$37,531	$(38,136)	$1,013,006
Securities Held-to-Maturity
Municipal securities	$60,933	$4,714	$-	$65,647	$60,458	$1,019	$-	$61,477
Trading Securities (1)				$15,314				$14,469

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$12,990	$12,804	$7,558	$8,143
One year to five years	346,564	341,609	13,043	14,052
Five years to ten years	108,062	106,517	19,036	20,509
After ten years	79,691	78,552	21,296	22,943
CMOs	486,449	489,047	-	-
Other residential MBSs	130,032	135,927	-	-
Equity securities	9,466	10,475	-	-
Total	$1,173,254	$1,174,931	$60,933	$65,647

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $592.0 million at June 30, 2012 and $592.7 million at December 31, 2011. No securities held-to-maturity were pledged as of June 30, 2012 or December 31, 2011.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Condensed Consolidated Statements of Income. The cost of securities sold is recorded using the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$9,397	$53,118	$12,059	$97,330
Gains (losses) on sales of securities:
Gross realized gains	$1,556	$1,974	$1,603	$2,782
Gross realized losses	-	(443)	(253)	(711)
Net realized gains (losses) on securities sales	1,556	1,531	1,350	2,071
Non-cash impairment charges:
Other-than-temporary securities impairment (“OTTI”)	(1,591)	-	(2,328)	-
Portion of other-than-temporary impairment recognized in other comprehensive income	186	-	186	-
Net non-cash impairment charges	(1,405)	-	(2,142)	-
Net realized gains (losses)	$151	$1,531	$(792)	$2,071
Income tax expense (benefit) on net realized gains (losses)	$62	$626	$(324)	$847
Net trading (losses) gains (1)	$(575)	$(2)	$826	$742

(1)	All net trading (losses) gains relate to trading securities still held as of June 30, 2012 and June 30, 2011.

The non-cash impairment charges in the table above primarily relate to OTTI charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,300 basis points to LIBOR plus 1,600 basis points. The higher rates are used to account for other market factors, such as liquidity.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended June 30		Six Months Ended June 30
CDO Number	2012	2011	2012	2011	Life –to-Date
1	$-	$-	$-	$-	$10,360
2	893	-	1,535	-	9,403
3	512	-	591	-	2,161
4	-	-	-	-	1,078
5	-	-	-	-	8,570
6	-	-	-	-	243
7	-	-	-	-	6,750
	$1,405	$-	$2,126	$-	$38,565

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cumulative amount recognized at beginning of period	$37,262	$35,589	$36,525	$35,589
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	1,405	-	2,142	-
Losses recognized on securities that did not previously have credit losses	-	-	-	-
Cumulative amount recognized at end of period	$38,667	$35,589	$38,667	$35,589

(1)	Included in net securities gains (losses) in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2012 and December 31, 2011.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2012
U.S. agency securities	1	$2,006	$5	$-	$-	$2,006	$5
CMOs	36	159,149	887	14,875	427	174,024	1,314
Other residential mortgage- backed securities	4	8,630	16	262	16	8,892	32
Municipal securities	36	22,975	191	3,365	30	26,340	221
CDOs	6	-	-	11,082	35,551	11,082	35,551
Total	83	$192,760	$1,099	$29,584	$36,024	$222,344	$37,123

As of December 31, 2011
U.S. agency securities	2	$-	$-	$5,035	$25	$5,035	$25
CMOs	30	163,819	1,818	12,628	528	176,447	2,346
Other residential mortgage- backed securities	4	182	17	1,072	6	1,254	23
Municipal securities	19	934	2	7,857	364	8,791	366
CDOs	6	-	-	13,394	35,365	13,394	35,365
Corporate debt securities	1	2,157	11	-	-	2,157	11
Total	62	$167,092	$1,848	$39,986	$36,288	$207,078	$38,136

Approximately 99% of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss on these securities as of June 30, 2012 represents an OTTI. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of June 30, 2012 reflect the market’s unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. As of June 30, 2012, the portion of OTTI on these securities recognized in accumulated other comprehensive loss (i.e., not related to credit deterioration) totaled $35.6 million.

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

4.  LOANS

The following table presents the Company’s loan portfolio by class.

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
Commercial and industrial	$1,597,427	$1,458,446
Agricultural	272,742	243,776
Commercial real estate:
Office, retail, and industrial	1,391,129	1,299,082
Multi-family	308,250	288,336
Residential construction	88,908	105,836
Commercial construction	147,626	144,909
Other commercial real estate	817,071	888,146
Total commercial real estate	2,752,984	2,726,309
Total corporate loans	4,623,153	4,428,531
Home equity	398,428	416,194
1-4 family mortgages	237,341	201,099
Installment loans	39,104	42,289
Total consumer loans	674,873	659,582
Total loans, excluding covered loans	5,298,026	5,088,113
Covered loans (1)	230,047	260,502
Total loans	$5,528,073	$5,348,615
Deferred loan fees included in total loans	$6,753	$7,828
Overdrawn demand deposits included in total loans	$2,582	$2,850

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company seeks to diversify its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures.

5.  COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in these acquisitions are covered by loss sharing agreements with the FDIC (the “FDIC Agreements”), whereby the FDIC will reimburse the Company for the majority of any losses incurred on these assets. A more detailed discussion of these transactions is presented in Note 5, “Covered Assets” in the Company’s 2011 10-K.

Covered Assets
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
Home equity lines (1)	$44,972	$45,451
Purchased impaired loans (2)	151,383	178,025
Other covered loans (3)	33,692	37,026
Total covered loans	230,047	260,502
FDIC indemnification asset	58,302	65,609
Covered OREO	9,136	23,455
Total covered assets	$297,485	$349,566
Covered non-accrual loans	$14,540	$19,879
Covered loans past due 90 days or more and still accruing interest	$33,288	$43,347

(1)	These loans are open-end consumer loans that are not categorized as purchased impaired loans.
(2)	Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows.
(3)	These are loans that did not have evidence of impairment on the date of acquisition.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Past due covered loans in the table above are past due based on contractual terms, but continue to perform in accordance with the Company’s expectations of cash flows.

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

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$58,488	$85,386	$65,609	$95,899
Amortization	(2,517)	(2,255)	(4,496)	(4,497)
Expected reimbursements from the FDIC for changes in expected credit losses (1)	7,738	19,321	9,772	21,834
Payments received from the FDIC	(5,407)	(6,700)	(12,583)	(17,484)
Balance at end of period	$58,302	$95,752	$58,302	$95,752

(1)
The increases in the indemnification asset were a result of decreases in expected cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$41,045	$51,010	$52,147	$63,616
Accretion	(5,794)	(12,104)	(11,181)	(20,528)
Net reclassifications from non-accretable difference (1)	13,729	16,700	8,014	12,518
Balance at end of period	$48,980	$55,606	$48,980	$55,606

(1)	Amount represents an increase in the estimated cash flows to be collected over the remaining estimated life of the underlying covered loan portfolios.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of June 30, 2012 and December 31, 2011. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
June 30, 2012
Commercial and industrial	$1,536,959	$14,364	$46,104	$60,468	$1,597,427	$55,358	$2,565
Agricultural	271,139	171	1,432	1,603	272,742	1,293	260
Commercial real estate:
Office, retail, and industrial	1,341,119	14,831	35,179	50,010	1,391,129	46,629	1,090
Multi-family	298,932	1,136	8,182	9,318	308,250	8,843	-
Residential construction	71,021	2,821	15,066	17,887	88,908	17,500	-
Commercial construction	123,200	1,945	22,481	24,426	147,626	21,981	500
Other commercial real estate	786,443	2,951	27,677	30,628	817,071	34,192	2,540
Total commercial real estate	2,620,715	23,684	108,585	132,269	2,752,984	129,145	4,130
Total corporate loans	4,428,813	38,219	156,121	194,340	4,623,153	185,796	6,955
Home equity	388,337	3,689	6,402	10,091	398,428	7,245	779
1-4 family mortgages	230,104	1,985	5,252	7,237	237,341	5,466	366
Installment loans	38,683	328	93	421	39,104	1	92
Total consumer loans	657,124	6,002	11,747	17,749	674,873	12,712	1,237
Total loans, excluding covered loans	5,085,937	44,221	167,868	212,089	5,298,026	198,508	8,192
Covered loans	175,844	7,900	46,303	54,203	230,047	14,540	33,288
Total loans	$5,261,781	$52,121	$214,171	$266,292	$5,528,073	$213,048	$41,480
December 31, 2011
Commercial and industrial	$1,415,165	$13,731	$29,550	$43,281	$1,458,446	$44,152	$4,991
Agricultural	242,727	30	1,019	1,049	243,776	1,019	-
Commercial real estate:
Office, retail, and industrial	1,276,920	2,931	19,231	22,162	1,299,082	30,043	1,040
Multi-family	281,943	1,121	5,272	6,393	288,336	6,487	-
Residential construction	87,606	2,164	16,066	18,230	105,836	18,076	-
Commercial construction	129,310	320	15,279	15,599	144,909	23,347	-
Other commercial real estate	849,066	6,372	32,708	39,080	888,146	51,447	1,707
Total commercial real estate	2,624,845	12,908	88,556	101,464	2,726,309	129,400	2,747
Total corporate loans	4,282,737	26,669	119,125	145,794	4,428,531	174,571	7,738
Home equity	402,842	6,112	7,240	13,352	416,194	7,407	1,138
1-4 family mortgages	192,646	3,712	4,741	8,453	201,099	5,322	-
Installment loans	41,288	625	376	1,001	42,289	25	351
Total consumer loans	636,776	10,449	12,357	22,806	659,582	12,754	1,489
Total loans, excluding covered loans	4,919,513	37,118	131,482	168,600	5,088,113	187,325	9,227
Covered loans	195,289	7,853	57,360	65,213	260,502	19,879	43,347
Total loans	$5,114,802	$44,971	$188,842	$233,813	$5,348,615	$207,204	$52,574

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$118,764	$145,003	$121,962	$145,072
Loan charge-offs	(23,681)	(27,748)	(46,367)	(49,317)
Recoveries on previous loan charge-offs	1,141	3,813	2,419	5,821
Net loan charge-offs	(22,540)	(23,935)	(43,948)	(43,496)
Provision for loan losses	22,458	18,763	40,668	38,255
Balance at end of period	$118,682	$139,831	$118,682	$139,831
Allowance for loan losses	$116,182	$137,331	$116,182	$137,331
Reserve for unfunded commitments	2,500	2,500	2,500	2,500
Total allowance for credit losses	$118,682	$139,831	$118,682	$139,831

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Six months ended June 30, 2012
Balance at beginning of period	$46,017	$16,012	$5,067	$14,563	$24,471	$14,843	$989	$121,962
Loan charge-offs	(14,613)	(5,237)	(484)	(4,281)	(13,922)	(5,122)	(2,708)	(46,367)
Recoveries on previous loan charge-offs	1,251	309	162	220	25	452	-	2,419
Net loan charge-offs	(13,362)	(4,928)	(322)	(4,061)	(13,897)	(4,670)	(2,708)	(43,948)
Provision for loan losses	10,755	7,269	44	2,370	14,256	3,273	2,701	40,668
Balance at end of period	$43,410	$18,353	$4,789	$12,872	$24,830	$13,446	$982	$118,682
Six months ended June 30, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Loan charge-offs	(11,877)	(1,846)	(7,201)	(9,083)	(8,331)	(5,779)	(5,200)	(49,317)
Recoveries on previous loan charge-offs	2,356	54	-	2,766	472	173	-	5,821
Net loan charge-offs	(9,521)	(1,792)	(7,201)	(6,317)	(7,859)	(5,606)	(5,200)	(43,496)
Provision for loan losses	8,510	(2,104)	12,080	2,711	5,425	6,433	5,200	38,255
Balance at end of period	$48,534	$16,862	$8,875	$24,327	$27,435	$13,798	$-	$139,831

Impaired Loans

A portion of the Company’s allowance for credit losses is allocated to impaired loans. Impaired loans consist of corporate non-accrual loans and TDRs. Smaller homogeneous loans, such as home equity, installment, and 1-4 family mortgages, are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$102,475	$76,397
Impaired loans with no specific related allowance for credit losses (2)	65,617	83,090
Total impaired loans individually evaluated for impairment	168,092	159,487
Corporate non-accrual loans not individually evaluated for impairment (3)	17,704	15,084
Total corporate non-accrual loans	185,796	174,571
TDRs, still accruing interest	7,811	17,864
Total impaired loans	$193,607	$192,435
Valuation allowance related to impaired loans	$25,267	$26,095

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

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
June 30, 2012
Commercial, industrial, and agricultural	$48,328	$1,821,841	$1,870,169	$12,177	$31,233	$43,410
Commercial real estate:
Office, retail, and industrial	43,884	1,347,245	1,391,129	5,563	12,790	18,353
Multi-family	7,899	300,351	308,250	-	4,789	4,789
Residential construction	15,734	73,174	88,908	3,020	9,880	12,900
Other commercial real estate	52,247	912,450	964,697	4,807	20,027	24,834
Total commercial real estate	119,764	2,633,220	2,752,984	13,390	47,486	60,876
Total corporate loans	168,092	4,455,061	4,623,153	25,567	78,719	104,286
Consumer	-	674,873	674,873	-	13,414	13,414
Total loans, excluding covered loans	168,092	5,129,934	5,298,026	25,567	92,133	117,700
Covered loans (1)	-	44,972	44,972	-	982	982
Total loans included in the calculation of the allowance for credit losses	$168,092	$5,174,906	$5,342,998	$25,567	$93,115	$118,682
December 31, 2011
Commercial, industrial, and agricultural	$37,385	$1,664,837	$1,702,222	$14,827	$31,190	$46,017
Commercial real estate:
Office, retail, and industrial	28,216	1,270,866	1,299,082	1,507	14,505	16,012
Multi-family	5,589	282,747	288,336	20	5,047	5,067
Residential construction	17,378	88,458	105,836	2,502	12,061	14,563
Other commercial real estate	70,919	962,136	1,033,055	7,239	17,232	24,471
Total commercial real estate	122,102	2,604,207	2,726,309	11,268	48,845	60,113
Total corporate loans	159,487	4,269,044	4,428,531	26,095	80,035	106,130
Consumer	-	659,582	659,582	-	14,843	14,843
Total loans, excluding covered loans	159,487	4,928,626	5,088,113	26,095	94,878	120,973
Covered loans (1)	-	45,451	45,451	-	989	989
Total loans included in the calculation of the allowance for credit losses	$159,487	$4,974,077	$5,133,564	$26,095	$95,867	$121,962

(1)	These are open-end consumer loans that are not categorized as purchased impaired loans.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2012 and December 31, 2011.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	June 30, 2012				December 31, 2011
	Recorded Investment In				Recorded Investment In
	Loans with No Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Specific Allowance for Credit Losses Allocated	Loans with No Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Specific Allowance for Credit Losses Allocated
Commercial and industrial	$15,648	$31,703	$72,375	$12,041	$10,801	$26,028	$58,591	$14,827
Agricultural	411	566	977	136	556	-	556	-
Commercial real estate:
Office, retail, and industrial	14,485	29,399	55,898	5,563	11,897	16,319	33,785	1,507
Multi-family	7,899	-	13,135	-	5,072	517	11,265	20
Residential construction	9,157	6,577	31,291	3,020	9,718	7,660	33,124	2,502
Commercial construction	6,938	14,882	28,824	659	19,019	3,790	28,534	758
Other commercial real estate	11,079	19,348	39,121	4,148	26,027	22,083	70,868	6,481
Total commercial real estate	49,558	70,206	168,269	13,390	71,733	50,369	177,576	11,268
Total impaired loans individually evaluated for impairment	$65,617	$102,475	$241,621	$25,567	$83,090	$76,397	$236,723	$26,095

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment Balance	Interest Income Recognized (1)	Average Recorded Investment Balance	Interest Income Recognized (1)
Commercial and industrial	$50,626	$9	$51,863	$10
Agricultural	927	-	1,796	-
Commercial real estate:
Office, retail, and industrial	32,015	-	18,989	21
Multi-family	7,976	-	4,736	2
Residential construction	18,493	-	41,455	27
Commercial construction	21,554	-	25,191	-
Other commercial real estate	45,985	6	37,968	18
Total commercial real estate	126,023	6	128,339	68
Total impaired loans individually evaluated for impairment	$177,576	$15	$181,998	$78

(1)	Recorded using the cash basis of accounting.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2012			As of December 31, 2011
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial and industrial	$175	$1,380	$1,555	$1,451	$897	$2,348
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	620	220	840	1,742	-	1,742
Multi-family	-	1,758	1,758	11,107	1,758	12,865
Residential construction	-	-	-	-	-	-
Commercial construction	-	14,006	14,006	-	14,006	14,006
Other commercial real estate	5,883	6,025	11,908	227	11,417	11,644
Total commercial real estate	6,503	22,009	28,512	13,076	27,181	40,257
Total corporate loans	6,678	23,389	30,067	14,527	28,078	42,605
Home equity	21	395	416	1,093	471	1,564
1-4 family mortgages	1,112	1,077	2,189	2,089	1,293	3,382
Installment loans	-	-	-	155	-	155
Total consumer loans	1,133	1,472	2,605	3,337	1,764	5,101
Total loans	$7,811	$24,861	$32,672	$17,864	$29,842	$47,706

(1)	These loans are still accruing interest.
(2)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans that were restructured during the quarters ended June 30, 2012 and June 30, 2011.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Six months ended June 30, 2012
Commercial and industrial	1	$252	$-	$-	$170	$82
Office, retail, and industrial	1	625	-	-	-	625
Other commercial real estate	7	11,906	-	-	652	11,254
1-4 family mortgages	4	563	-	4	-	567
Total TDRs restructured during the period	13	$13,346	$-	$4	$822	$12,528
Six Months Ended June 30, 2011
Commercial and industrial	5	$223	$-	$7	$-	$230
Office, retail, and industrial	3	3,407	293	9	-	3,709
Other commercial real estate	1	174	-	74	-	248
Home equity	7	388	-	13	-	401
1-4 family mortgages	8	831	-	35	-	866
Installment loans	1	151	-	4	-	155
Total TDRs restructured during the period	25	$5,174	$293	$142	$-	$5,609

The specific reserve portion of the allowance for loan losses on TDRs for all segments of loans is determined by estimating the value of the loan. This is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e., specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that it is a confirmed loss. TDRs had related valuation allowances totaling $1.2 million as of June 30, 2012 and $94,000 as of December 31, 2011.

The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that have payment defaults and do not perform in accordance with the modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters ended June 30, 2012 and June 30, 2011 where the default occurred within twelve months of the restructured date.

 TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Six Months Ended
	June 30, 2012		June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Office, retail, and industrial	1	$220	-	$-
Home equity	-	-	1	83
1-4 family mortgages	1	62	1	141
Total restructured loans	2	$282	2	$224

There were no commitments to lend additional funds to borrowers with TDRs as of June 30, 2012 or December 31, 2011.

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

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
June 30, 2012
Commercial and industrial	$1,463,066	$44,486	$34,517	$55,358	$1,597,427
Agricultural	261,483	9,827	139	1,293	272,742
Commercial real estate:
Office, retail, and industrial	1,240,144	73,779	30,577	46,629	1,391,129
Multi-family	294,578	3,185	1,644	8,843	308,250
Residential construction	38,889	18,531	13,988	17,500	88,908
Commercial construction	98,619	15,942	11,084	21,981	147,626
Other commercial real estate	705,668	43,424	33,787	34,192	817,071
Total commercial real estate	2,377,898	154,861	91,080	129,145	2,752,984
Total corporate loans	$4,102,447	$209,174	$125,736	$185,796	$4,623,153
December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$44,152	$1,458,446
Agricultural	232,270	10,487	-	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	30,043	1,299,082
Multi-family	275,031	5,803	1,015	6,487	288,336
Residential construction	48,806	27,198	11,756	18,076	105,836
Commercial construction	92,568	23,587	5,407	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	51,447	888,146
Total commercial real estate	2,309,644	208,224	79,041	129,400	2,726,309
Total corporate loans	$3,850,726	$276,577	$126,657	$174,571	$4,428,531

	Performing	Non-accrual	Total
June 30, 2012
Home equity	$391,183	$7,245	$398,428
1-4 family mortgages	231,875	5,466	237,341
Installment loans	39,103	1	39,104
Total consumer loans	$662,161	$12,712	$674,873
December 31, 2011
Home equity	$408,787	$7,407	$416,194
1-4 family mortgages	195,777	5,322	201,099
Installment loans	42,264	25	42,289
Total consumer loans	$646,828	$12,754	$659,582

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects at some future date.

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

7.  SENIOR AND SUBORDINATED DEBT

The following table presents the Company’s senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
5.875% senior notes due in 2016 (1)
Principal amount	$115,000	$115,000
Discount	(539)	(600)
Total senior notes due in 2016	114,461	114,400
5.85% subordinated notes due in 2016
Principal amount	50,500	50,500
Discount	(21)	(24)
Total subordinated notes due in 2016	50,479	50,476
6.95% junior subordinated debentures due in 2033
Principal amount	66,253	87,351
Discount	(55)	(74)
Total junior subordinated debentures due in 2033	66,198	87,277
Total senior and subordinated debt	$231,138	$252,153

(1)
These  notes were issued to partially fund the redemption of $193.0 million of Series B preferred stock held by the U.S. Department of the Treasury (the “Treasury”) under the U.S. government’s Troubled Asset Relief Program (“TARP”).

The Company’s senior and subordinated debt issuances are described in Note 11, “Senior and Subordinated Debt,” contained in the Company’s 2011 10-K.

In first quarter 2012, the Company repurchased and retired $21.1 million out of a total of $84.7 million of junior subordinated debentures at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000, which is included in other noninterest income in the Condensed Consolidated Statement of Income.

8. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,365	$10,653	$14,257	$20,697
Preferred dividends	-	(2,412)	-	(4,825)
Accretion on preferred stock	-	(170)	-	(338)
Net income applicable to non-vested restricted shares	(76)	(100)	(215)	(237)
Net income applicable to common shares	$6,289	$7,971	$14,042	$15,297
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,659	73,259	73,582	73,205
Dilutive effect of common stock equivalents	-	-	-	-
Weighted-average diluted common shares outstanding	73,659	73,259	73,582	73,205
Basic earnings per share	$0.09	$0.11	$0.19	$0.21
Diluted earnings per share	$0.09	$0.11	$0.19	$0.21
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	1,756	3,619	1,809	3,676

(1)	Represents outstanding stock options (and a common stock warrant for the 2011 periods) for which the exercise price is greater than the average market price of the Company’s common stock.

9.  INCOME TAXES

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before income tax expense	$7,126	$13,373	$16,174	$23,326
Income tax expense:
Federal income tax expense	$126	$1,567	$971	$2,477
State income tax expense	635	1,153	946	152
Total income tax expense	$761	$2,720	$1,917	$2,629
Effective income tax rate	10.7%	20.3%	11.9%	11.3%

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

Income tax expense decreased for the 2012 periods presented compared to the same periods in 2011. The decreases resulted primarily from decreases in pre-tax income in the 2012 periods compared to 2011. This was partially offset by benefits recorded in the first quarter of 2011 related to Illinois tax law changes that became effective in that period.

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

During the six months ended June 30, 2012 and 2011, the Company hedged the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The fair values of the fair value hedges and the related amount of hedge ineffectiveness recognized were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of June 30, 2012 or December 31, 2011. The Company does not enter into derivative transactions for purely speculative purposes.

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

On May 17, 2012, the Company entered into a $200.0 million forward committed advance with the FHLB scheduled to settle on May 19, 2014 and mature on May 20, 2019. The Company entered into this commitment to take advantage of the current low market rates for future funding. The Company will pay a fixed interest rate of 2.05% to the FHLB if and when the advance is funded.

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
Commitments to extend credit:
Commercial and industrial	$641,637	$609,601
Commercial real estate	157,964	139,574
Home equity lines	253,449	257,315
1-4 family real estate construction	16,477	13,300
Credit card lines	23,522	21,257
Overdraft protection program (1)	175,260	178,699
All other commitments	81,712	129,015
Total commitments	$1,350,021	$1,348,761
Letters of credit:
1-4 family real estate construction	$7,039	$8,661
Commercial real estate	53,211	49,373
All other	49,020	58,532
Total letters of credit	$109,270	$116,566
Unamortized fees associated with letters of credit (2)	$516	$668
Remaining weighted-average term (in months)	13.39	9.62
Remaining lives (in years)	0.1 to 12.1	0.1 to 12.6

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

Legal Proceedings

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint has been amended several times with the most recent amendment filed in March 2012. The Bank filed a motion to dismiss the lawsuit in May 2012, which is pending. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

As of June 30, 2012, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2012.

12.  FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures and reports fair value differently for various types of financial instruments. Certain assets and liabilities are measured and recorded at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. The fair value of certain other financial instruments are not required to be measured at fair value in the Consolidated Statements of Financial Condition but is disclosed in the “Financial Instruments Required to be Disclosed at Fair Value” section of this footnote. Certain other financial instruments, such as FHLB stock, and all non-financial instruments are excluded from the fair value accounting guidance. Therefore, any aggregation of the estimated fair values presented does not represent the underlying value of the Company.

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

Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value. Assets and liabilities may change levels within the fair value hierarchy due to market conditions or other circumstances. These transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis

The following table provides the level in the fair value hierarchy and corresponding fair value for assets and liabilities required to be measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition.

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,293	$-	$-	$1,565	$-	$-
Mutual funds	14,021	-	-	12,904	-	-
Total trading securities	15,314	-	-	14,469	-	-
Securities available-for-sale:
U.S. agency securities	-	2,006	-	-	5,035	-
CMOs	-	489,047	-	-	384,104	-
Other residential MBSs	-	135,927	-	-	87,691	-
Municipal securities	-	504,693	-	-	490,071	-
CDOs	-	-	11,082	-	-	13,394
Corporate debt securities	-	21,701	-	-	30,014	-
Hedge fund investment	-	2,033	-	-	1,616	-
Other equity securities	42	8,400	-	41	1,040	-
Total securities available- for-sale	42	1,163,807	11,082	41	999,571	13,394
Mortgage servicing rights (1)	-	-	836	-	-	929
Liabilities:
Derivative liabilities (2)	$-	$2,466	$-	$-	$2,459	$-

(1)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.

Trading Securities

Trading securities represent diversified investment securities held in a grantor trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. Changes in the fair value of trading securities are included as a separate component of noninterest income in the Condensed Consolidated Statements of Income.

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

CDOs – CDOs are classified in level 3 of the fair value hierarchy.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$13,685	$16,193	$13,394	$14,858
Total (loss) income:
Included in earnings (1)	(1,405)	-	(2,126)	-
Included in other comprehensive income (2)	(1,198)	294	(186)	1,629
Purchases	-	-	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Balance at end of period	$11,082	$16,487	$11,082	$16,487
Change in unrealized losses recognized in earnings related to securities still held at end of period	$(1,405)	$-	$(2,126)	$-

(1)	Included in net securities gains (losses) in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.
(2)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.

The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology relies on credit analysis and review of historical financial data for each of the issuers of the securities underlying the individual CDO (the “Issuers”) to estimate the cash flows. These estimates are highly subjective and sensitive to several significant, unobservable input assumptions, including prepayment assumptions, default probabilities, loss given default assumptions, and deferral cure probabilities. The cash flows for each Issuer are then discounted to their present values using LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors. Finally, the discounted cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO. Specific information for each CDO, as well as the significant unobservable assumptions, is presented in the following table.

Characteristics of CDOs and Unobservable Inputs Significant
to the Valuation of CDOs as of June 30, 2012
(Dollar amounts in thousands)

	CDO Number (1)
	1	2	3	4	5	6
Characteristics:
Class (2)	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,597	12,478	13,922	1,317	6,179
Fair value	2,538	233	2,787	3,770	311	1,443
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	46	56	62	63	56	79
Percent of Issuers currently performing	76.1%	76.8%	75.8%	54.0%	58.9%	65.8%
Current deferral and default percent (3)	17.6%	17.6%	12.3%	38.2%	45.1%	30.2%
Expected future deferral and default percent (4)	22.9%	19.4%	17.1%	32.0%	32.8%	16.3%
Excess subordination percent (5)	0.0%	0.0%	1.1%	0.0%	0.0%	1.8%
Discount rate risk adjustment (6)	14.8%	15.8%	14.8%	13.8%	14.8%	13.3%
Significant unobservable assumptions, weighted average of Issuers:
Probability of prepayment	7.5%	4.1%	3.3%	6.0%	6.2%	3.2%
Probability of default	24.3%	28.4%	22.6%	29.8%	41.1%	30.1%
Loss given default	88.2%	88.6%	89.7%	92.5%	92.6%	94.8%
Probability of deferral cure	39.5%	25.1%	29.5%	49.3%	38.9%	50.9%

(1)	The Company has a seventh CDO, but no information is reported for that CDO since the security had an amortized cost and fair value of zero as of June 30, 2012.
(2)
Class refers to the Company’s tranche within the security. In a structured investment, a tranche is one of a number of related securities offered as part of the same transaction and relates to the order in which investors receive principal and interest payments (i.e., tranche B pays before tranche C).

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

The likelihood that an Issuer who is currently deferring payment on the securities will pay all deferred amounts and remain current thereafter is based on an analysis of the Issuer’s asset quality, leverage ratios, and other measures of financial viability.

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

Mortgage Servicing Rights

The Company services loans for others totaling $69.9 million as of June 30, 2012 and $78.6 million as of December 31, 2011. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, “Fair Value,” in the Company’s 2011 10-K.

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

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$135,137	$-	$-	$96,220
OREO (1)	-	-	37,445	-	-	57,430
Loans held-for-sale (2)	-	-	-	-	-	4,200
Assets held-for-sale (3)	-	-	7,933	-	-	7,933

(1)	Includes covered OREO.
(2)	Included in other assets in the Consolidated Statements of Financial Condition.
(3)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loans and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral, net of estimated selling costs, which range from 0% - 6%. Circumstances may warrant an adjustment to the appraised value based on the age and/or type of appraisal, and these adjustments typically range from 0% - 20%. Generally, appraisals greater than twelve months old are adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained. In addition, the Company may adjust appraised values to account for differences in remediation strategies, such as adjusting a “stabilized” value to an “orderly liquidation” value. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Collateral-dependent impaired loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.

Other Real Estate Owned

OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, properties are recorded at the lower of the recorded investment in the related loan(s) or the fair value, which represents the current appraised value of the properties, less estimated selling costs (which range from 0% - 6%). In certain circumstances, a current appraisal may not be available or the current appraised value may not represent an accurate measurement of the property’s fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for loan losses.

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

Loans Held-for-Sale

As of December 31, 2011, loans held-for-sale consisted of one office loan and one other commercial real estate loan. The loans were classified as held-for-sale and transferred into the held-for-sale category at the sales contract price. Accordingly, the loans held-for-sale were classified in level 3 of the fair value hierarchy. The Company had no loans classified as held-for-sale as of June 30, 2012.

Assets Held-for-Sale

In the second quarter of 2011, the Company entered into an agreement to sell an office property and classified it as held-for-sale. The fair value of the property is based on a third quarter 2011 sales contract price and classified in level 3 of the fair value hierarchy.

Fair Value Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Charged to allowance for loan losses:
Collateral-dependent impaired loans	$17,674	$19,459	$36,414	$36,269
Loans held-for-sale	-	-	3,135	200
Charged to earnings:
OREO	1,824	1,523	2,514	2,635
Assets held-for-sale	-	286	-	596

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” contained in the Company’s 2011 10-K.

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Financial Instruments Not Required to be Measured at Fair Value
(Dollar amounts in thousands)

	June 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$110,924	$110,924	$-	$-	$123,354	$123,354	$-	$-
Interest-bearing deposits in other banks	367,238	-	367,238	-	518,176	-	518,176	-
Securities held-to- maturity:
Municipal securities	60,933	-	65,647	-	60,458	-	61,477	-
Loans, net of allowance for loan losses:
Commercial and industrial	1,597,427	-	-	1,601,726	1,458,446	-	-	1,460,972
Agricultural	272,742	-	-	271,095	243,776	-	-	243,035
Office, retail, and industrial	1,391,129	-	-	1,401,102	1,299,082	-	-	1,303,288
Multi-family	308,250	-	-	309,979	288,336	-	-	290,645
Residential construction	88,908	-	-	89,067	105,836	-	-	106,145
Commercial construction	147,626	-	-	147,838	144,909	-	-	145,305
Other commercial real estate	817,071	-	-	822,737	888,146	-	-	890,275
Home equity	398,428	-	-	388,548	416,194	-	-	394,404
1-4 family mortgages	237,341	-	-	251,724	201,099	-	-	206,115
Installment loans	39,104	-	-	40,077	42,289	-	-	43,030
Covered loans	230,047	-	-	263,641	260,502	-	-	288,021
Allowance for loan losses	(116,182)	-	-	(116,182)	(119,462)	-	-	(119,462)
Loans, net of allowance for loan losses	5,411,891	-	-	5,471,352	5,229,153	-	-	5,251,773
FDIC indemnification asset	58,302	-	-	33,235	65,609	-	-	37,173
Accrued interest receivable	28,849	-	28,849	-	29,826	-	29,826	-
Investment in BOLI	206,572	-	-	206,572	206,235	-	-	206,235
Liabilities:
Deposits
Demand deposits	$1,727,009	$-	$1,727,009	$-	$1,593,773	$-	$1,593,773	$-
Savings deposits	1,038,806	-	1,038,806	-	970,016	-	970,016	-
NOW accounts	1,144,446	-	1,144,446	-	1,057,887	-	1,057,887	-
Money market deposits	1,211,000	-	1,211,000	-	1,198,382	-	1,198,382	-
Time deposits	1,506,482	-	1,509,537	-	1,659,117	-	1,659,251	-
Total deposits	6,627,743	-	6,630,798	-	6,479,175	-	6,479,309	-
Borrowed funds	189,524	-	192,946	-	205,371	-	208,728	-
Senior and subordinated debt	231,138	230,958	-	-	252,153	237,393	-	-
Accrued interest payable	3,329	-	3,329	-	4,019	-	4,019	-
Standby letters of credit	516	-	516	-	668	-	668	-

Management uses various methodologies and assumptions as described below to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management’s judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments.

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

Covered Loans - The fair value of the covered loan portfolio is determined by discounting the estimated cash flows at a market interest rate, which is derived from LIBOR swap rates over the life of these loans. The estimated cash flows are determined using the contractual terms of the covered loans, net of any projected credit losses. For valuation purposes, these loans are placed into groups with similar characteristics and risk factors, where appropriate. The timing and amount of credit losses for each group are estimated using historical default and loss experience, current collateral valuations, borrower credit scores, and internal risk ratings. For individually significant loans or credit relationships, the estimated fair value is determined by a specific loan level review utilizing appraised values for collateral and projections of the timing and amount of cash flows.

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

Deposit Liabilities - The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and six-month periods ended June 30, 2012 and 2011. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on page 3 of this Form 10-Q. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2011 Annual Report on Form 10-K (“2011 10-K”). Results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of future results.

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in northwest Indiana, central and western Illinois, and eastern Iowa. We provide a full range of business and retail banking and wealth management services through approximately 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to our customers. Our largest expenses include total interest expense, compensation expense, and various other noninterest expense items.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, general economic conditions (nationally and in our service areas), business spending, consumer confidence, certain seasonal factors, legislative, and regulatory changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. Primary quantitative metrics include:

•
Pre-Tax, Pre-Provision Operating Earnings - Pre-tax, pre-provision operating earnings (which reflect our operating performance before the effects of credit-related charges, securities gains, losses, and impairments, and certain unusual, infrequent, or non-recurring revenues and expenses) is a non-GAAP financial measure, which we believe is useful because it helps investors to assess the Company’s operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.

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

•
Asset Quality - Asset quality encompasses a number of quantative measures of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and incorporates an evaluation of a variety of factors, such as non-performing loans to total loans.

•
Regulatory Capital - Our regulatory capital is classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and qualifying trust-preferred securities, less goodwill and most intangible assets and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Operating Results
Interest income	$75,518	$81,296	(7.1)	$150,786	$162,579	(7.3)
Interest expense	(8,814)	(9,935)	(11.3)	(18,900)	(20,572)	(8.1)
Net interest income	66,704	71,361	(6.5)	131,886	142,007	(7.1)
Fee-based revenues	23,651	24,205	(2.3)	46,243	45,908	0.7
Other noninterest income	235	758	(69.0)	3,019	2,732	10.5
Noninterest expense, excluding write-downs and losses on sales of OREO (2)	(58,630)	(62,296)	(5.9)	(120,625)	(125,487)	(3.9)
Pre-tax, pre-provision operating earnings (3)	31,960	34,028	(6.1)	60,523	65,160	(7.1)
Provision for loan losses	(22,458)	(18,763)	19.7	(40,668)	(38,255)	6.3
Net gains on securities sales	1,556	1,531	1.6	1,350	2,071	(34.8)
Securities impairment losses	(1,405)	-	N/M	(2,142)	-	N/M
Gain on early extinguishment of debt	-	-	N/M	256	-	N/M
Write-downs of OREO (2)	(1,824)	(1,523)	19.8	(2,514)	(2,635)	(4.6)
Net losses on sales of OREO (2)	(703)	(1,900)	N/M	(316)	(3,015)	(89.5)
Severance-related costs (2)	-	-	-	(315)	-	N/M
Income before income tax	7,126	13,373	(46.7)	16,174	23,326	(30.7)
Income tax expense	(761)	(2,720)	N/M	(1,917)	(2,629)	(27.1)
Net income	6,365	10,653	(40.3)	14,257	20,697	(31.1)
Preferred dividends and accretion on preferred stock	-	(2,582)	(100.0)	-	(5,163)	(100.0)
Net income applicable to non-vested restricted shares	(76)	(100)	(24.0)	(215)	(237)	(9.3)
Net income applicable to common shares	$6,289	$7,971	(21.1)	$14,042	$15,297	(8.2)
Weighted average diluted shares outstanding	73,659	73,259		73,582	73,205
Diluted earnings per common share	$0.09	$0.11		$0.19	$0.21
Performance Ratios (1)
Return on average common equity	2.59%	3.39%		2.90%	3.30%
Return on average assets	0.32%	0.52%		0.36%	0.51%
Net interest margin – tax equivalent	3.88%	4.10%		3.88%	4.13%
Efficiency ratio	60.56%	60.49%		62.58%	61.59%

N/M – Not meaningful.

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of write-downs and losses on sales of OREO, see the “Noninterest Expense” section below.
(3)
Our accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, we provided this non-GAAP performance result, which we believe is useful because it assists investors in assessing our operating performance. Although it is intended to enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP and may not be comparable to similar non-GAAP measures used by other companies.

	June 30, 2012	December 31, 2011	June 30, 2011	June 30, 2012 Change From
				December 31, 2011	June 30, 2011
Balance Sheet Highlights
Total assets	$8,099,355	$7,973,594	$8,129,391	$125,761	$(30,036)
Total loans, excluding covered loans	5,298,026	5,088,113	5,112,911	209,913	185,115
Total loans, including covered loans	5,528,073	5,348,615	5,427,853	179,458	100,220
Total deposits	6,627,743	6,479,175	6,495,549	148,568	132,194
Transactional deposits	5,121,261	4,820,058	4,731,329	301,203	389,932
Loans, excluding covered loans, to deposits ratio	79.9%	78.5%	78.7%
Transactional deposits to total deposits	77.3%	74.4%	72.8%

	June 30, 2012	December 31, 2011	June 30, 2011	June 30, 2012 Change From
				December 31, 2011	June 30, 2011
Asset Quality Highlights (1)
Non-accrual loans	$198,508	$187,325	$177,495	$11,183	$21,013
90 days or more past due loans (still accruing interest)	8,192	9,227	6,502	(1,035)	1,690
Total non-performing loans	206,700	196,552	183,997	10,148	22,703
TDRs (still accruing interest)	7,811	17,864	14,529	(10,053)	(6,718)
Other real estate owned	28,309	33,975	24,407	(5,666)	3,902
Total non-performing assets	$242,820	$248,391	$222,933	$(5,571)	$19,887
30-89 days past due loans (still accruing interest)	$23,597	$27,795	$30,424	$(4,198)	$(6,827)
Allowance for credit losses	$118,682	$121,962	$139,831	$(3,280)	$(21,149)
Allowance for credit losses as a percent of loans	2.24%	2.40%	2.73%
Allowance for credit losses to non-accrual loans	60%	65%	79%

(1)
Excludes covered loans and covered OREO. For a discussion of covered assets, which consist of covered loans, covered OREO, and the related FDIC indemnification asset, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

Net income applicable to common shareholders for second quarter 2012 was $6.3 million, or $0.09 per share, compared to net income applicable to common shareholders of $8.0 million, or $0.11 per share, for second quarter 2011. For the first six months of 2012, net income was $14.3 million, with $14.0 million, or $0.19 per share, applicable to common shareholders compared to net income of $20.7 million and net income applicable to common shareholders of $15.3 million, or $0.21 per share, for the same period in 2011.

Pre-tax, pre-provision operating earnings of $32.0 million for second quarter 2012 decreased $2.1 million, or 6.1%, compared to second quarter 2011. Pre-tax, pre-provision operating earnings for the first six months of 2011 decreased $4.6 million, or 7.1%, from the same period in 2011. The decline in pre-tax, pre-provision operating earnings from both periods presented is primarily attributed to a reduction in net interest income, reflecting the continued decline in covered interest-earning assets, lower yields earned on loans and investments, and the cost of additional senior debt, partially mitigated by the decline in rates paid on other interest-bearing liabilities.

In fourth quarter 2011, we redeemed and retired $193.0 million of Series B preferred stock held by the United States Department of the Treasury (the “Treasury”) using a combination of existing liquid assets and proceeds from the completion of a $115.0 million senior debt offering. This transaction replaced a $2.4 million quarterly preferred dividend with $1.8 million in quarterly interest expense on the new senior debt. The senior debt contains provisions that would increase the interest rate on a graduated scale (but no more than 2.00 percentage points) if the credit rating on the Company’s debt by the major credit rating agencies were to fall below investment grade. A discussion of net interest income and noninterest income and expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $242.8 million at June 30, 2012, decreasing $5.6 million, or 2.2%, from December 31, 2011. Management’s progress in OREO dispositions, the return of $16.6 million in TDRs to performing status, and other remediation activities during the first six months of 2012 was substantially offset by the downgrade of loans to non-accrual status.

The provision for loan losses increased $3.7 million, or 19.7%, for second quarter 2012 compared to second quarter 2011 and $2.4 million, or 6.3%, for the six months ended June 30, 2012 compared to the same period in 2011. Increased provision reflects the impact of elevated net charge-offs and management’s ongoing assessment of credit quality. For further discussion of non-performing assets and the provision for loan losses, refer to the “Loan Portfolio and Credit Quality” section below.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2011 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin were adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, they should not be considered an alternative to GAAP. The effect of this adjustment is at the bottom of Tables 2 and 3.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2012 and 2011, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2012 and 2011.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$432,036	$258	0.24	$566,315	$341	0.24	$(80)	$(3)	$(83)
Trading securities	16,090	26	0.65	16,255	23	0.57	-	3	3
Investment securities (2)	1,238,767	11,172	3.61	1,150,221	12,933	4.50	1,121	(2,882)	(1,761)
FHLB and Federal Reserve Bank stock	46,750	354	3.03	59,745	340	2.28	(27)	41	14
Loans, excluding covered loans (2)	5,213,944	62,559	4.83	5,108,234	63,521	4.99	1,242	(2,204)	(962)
Covered interest-earning assets (3)	297,141	4,473	6.05	420,108	7,655	7.31	(1,996)	(1,186)	(3,182)
Total loans	5,511,085	67,032	4.89	5,528,342	71,176	5.16	(754)	(3,390)	(4,144)
Total interest-earning assets (2)	7,244,728	78,842	4.37	7,320,878	84,813	4.64	260	(6,231)	(5,971)
Cash and due from banks	122,165			120,599
Allowance for loan losses	(122,723)			(148,092)
Other assets	869,572			877,710
Total assets	$8,113,742			$8,171,095
Liabilities and Stockholders’ Equity:
Savings deposits	$1,042,099	269	0.10	$944,802	485	0.21	57	(273)	(216)
NOW accounts	1,064,054	179	0.07	1,126,913	316	0.11	(17)	(120)	(137)
Money market deposits	1,176,723	465	0.16	1,205,736	789	0.26	(19)	(305)	(324)
Time deposits	1,548,410	3,765	0.98	1,813,164	5,379	1.19	(722)	(892)	(1,614)
Borrowed funds	195,934	490	1.01	262,525	687	1.05	(168)	(29)	(197)
Senior and subordinated debt	231,123	3,646	6.34	137,747	2,279	6.64	1,468	(101)	1,367
Total interest-bearing liabilities	5,258,343	8,814	0.67	5,490,887	9,935	0.73	599	(1,720)	(1,121)
Demand deposits	1,797,854			1,465,438
Other liabilities	80,491			80,000
Stockholders’ equity - common	977,054			941,770
Stockholders’ equity - preferred	-			193,000
Total liabilities and stockholders’ equity	$8,113,742			$8,171,095
Net interest income/margin (2)		$70,028	3.88		$74,878	4.10	$(339)	$(4,511)	$(4,850)
Net interest income (GAAP)		$66,704			$71,361
Tax equivalent adjustment		3,324			3,517
Tax-equivalent net interest income		$70,028			$74,878

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$440,912	$533	0.24	$517,370	$633	0.25	$(92)	$(8)	$(100)
Trading securities	15,337	62	0.81	15,816	53	0.67	(2)	11	9
Investment securities (2)	1,201,053	22,906	3.81	1,158,560	25,981	4.49	999	(4,074)	(3,075)
FHLB and Federal Reserve Bank stock	49,641	684	2.76	60,537	697	2.30	(125)	112	(13)
Loans, excluding covered loans (2)	5,151,615	124,542	4.86	5,092,126	126,822	5.02	600	(2,880)	(2,280)
Covered interest-earning assets (3)	307,855	8,675	5.67	432,108	15,477	7.22	(3,905)	(2,897)	(6,802)
Total loans	5,459,470	133,217	4.91	5,524,234	142,299	5.19	(3,305)	(5,777)	(9,082)
Total interest-earning assets (2)	7,166,413	157,402	4.41	7,276,517	169,663	4.70	(2,525)	(9,736)	(12,261)
Cash and due from banks	115,941			121,043
Allowance for loan losses	(123,195)			(148,072)
Other assets	876,307			883,745
Total assets	$8,035,466			$8,133,233
Liabilities and Stockholders’ Equity:
Savings deposits	$1,019,027	552	0.11	$923,124	961	0.21	113	(522)	(409)
NOW accounts	1,057,962	397	0.08	1,085,825	636	0.12	(16)	(223)	(239)
Money market deposits	1,180,520	986	0.17	1,222,991	1,649	0.27	(55)	(608)	(663)
Time deposits	1,585,167	8,256	1.05	1,875,183	11,394	1.23	(1,631)	(1,507)	(3,138)
Borrowed funds	199,741	1,005	1.01	274,122	1,367	1.01	(374)	12	(362)
Senior and subordinated debt	239,678	7,704	6.46	137,746	4,565	6.68	3,272	(133)	3,139
Total interest-bearing liabilities	5,282,095	18,900	0.72	5,518,991	20,572	0.75	1,309	(2,981)	(1,672)
Demand deposits	1,694,526			1,404,066
Other liabilities	85,135			81,599
Stockholders’ equity - common	973,710			935,577
Stockholders’ equity - preferred	-			193,000
Total liabilities and stockholders’ equity	$8,035,466			$8,133,233
Net interest income/margin (2)		$138,502	3.88		$149,091	4.13	$(3,834)	$(6,755)	$(10,589)
Net interest income (GAAP)		$131,886			$142,007
Tax equivalent adjustment		6,616			7,084
Tax-equivalent net interest income		$138,502			$149,091

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Average interest-earning assets for second quarter 2012 decreased $76.2 million, or 1.0%, from second quarter 2011 and $110.1 million, or 1.5%, for the first six months of 2012 compared to the same period in 2011. This reduction was due primarily to the continuing decline in covered interest-earning assets.

For the second quarter and the first six months of 2012, tax-equivalent net interest income decreased $4.9 million and $10.6 million, respectively, compared to the same periods in 2011 due primarily to the continuing decline in high-yielding covered interest-earning assets and a decline in the yield earned on the Company’s investment and loan portfolios, partially mitigated by lower interest expense. The decline in interest expense resulted from lower rates paid on customer deposits, offset by the cost of additional senior debt.

The growth in average senior and subordinated debt for second quarter 2012 compared to second quarter 2011 reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used in combination with existing liquid assets to redeem the Series B preferred stock issued to the Treasury. Interest expense paid on the senior debt reduced net interest margin by 10 basis points in second quarter 2012.

Tax-equivalent net interest margin for the second quarter and the first six months of 2012 was 3.88%, a decline of 22 basis points from second quarter 2011 and 25 basis points from the same prior periods in 2011. Both periods primarily reflect the impact of lower yields earned on investment securities and loans resulting from a decline in market interest rates and the cost of additional senior debt, partially offset by lower rates paid for other interest-bearing deposits.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The yield on covered interest-earning assets for the quarter and six-month periods ended June 30, 2012 declined compared to the same periods in 2011. The prior periods included adjustments from actual cash realized in excess of estimates upon final settlement of certain covered loans.

Noninterest Income

A summary of noninterest income for the quarters and six-month periods ended June 30, 2012 and 2011 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Service charges on deposit accounts	$8,848	$9,563	(7.5)	$17,508	$17,707	(1.1)
Wealth management fees	5,394	5,237	3.0	10,786	10,290	4.8
Other service charges, commissions, and fees	4,097	4,243	(3.4)	7,617	8,220	(7.3)
Card-based fees (1)	5,312	5,162	2.9	10,332	9,691	6.6
Total fee-based revenues	23,651	24,205	(2.3)	46,243	45,908	0.7
BOLI income (2)	404	259	56.0	652	511	27.6
Other income (3)	406	501	(19.0)	1,541	1,479	4.2
Total operating revenues	24,461	24,965	(2.0)	48,436	47,898	1.1
Net trading (losses) gains (4)	(575)	(2)	N/M	826	742	11.3
Net gains on securities sales (5)	1,556	1,531	1.6	1,350	2,071	(34.8)
Securities impairment losses (5)	(1,405)	-	N/M	(2,142)	-	N/M
Gain on early extinguishment of debt (6)	-	-	N/M	256	-	N/M
Total noninterest income	$24,037	$26,494	(9.3)	$48,726	$50,711	(3.9)

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
(4)
Net trading (losses) gains result from changes in the fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains are substantially offset by an adjustment to salaries and wages expense.

(5)	For a discussion of these items, see the “Investment Portfolio Management” section below.
(6)	The gain on early extinguishment of debt relates to the repurchase and retirement of approximately $21 million in trust preferred junior subordinated debentures.

Total noninterest income decreased 9.3% for second quarter 2012 compared to second quarter 2011 reflecting a decline in fee-based revenues and higher impairment losses on securities. For the first six months of 2012, total noninterest income decreased 3.9% primarily from lower net gains on security sales and an increase in impairment losses, which was offset by higher fee-based revenues.

For second quarter 2012, fee-based revenues declined 2.3% compared to second quarter 2011 as a result of lower service charges on deposit accounts and other service charges, commissions, and fees, which was partly offset by higher wealth management and card-based fees. The increase in fee-based revenues of 0.7% for the six months ended 2012 compared to the same period in 2011 reflects strong growth in wealth management and card-based fees offset by a decline in other service charges, commissions, and fees.

Service charges on deposit accounts declined 7.5% for second quarter 2012 compared to second quarter 2011 and 1.1% for the first six months of 2012 compared to the same period in 2011 due to lower non-sufficient funds fees mitigated by an increase in service charges on business checking accounts.

The increases in wealth management fees for second quarter and the first six months of 2012 compared to the same periods in 2011 were driven by greater transaction volumes. Assets under management and custody grew $177.2 million from June 30, 2011 to June 30, 2012 driven by sales generated through increased staffing levels.

A decline in merchant fees resulting from lower processing volumes by certain larger merchants drove the decrease in other service charges, commissions, and fees from both prior periods presented. There is a corresponding decline in merchant card expense in the table that follows.

Card-based fees increased 2.9% for second quarter 2012 compared to second quarter 2011 and 6.6% for the first six months of 2012 compared to the same period in 2011 from growth in the number of outstanding cards.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters and six months ended June 30, 2012 and 2011.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Compensation expense:
Salaries and wages	$24,446	$25,436	(3.9)	$50,145	$50,310	(0.3)
Nonqualified plan expense (1)	(594)	57	N/M	964	848	13.7
Retirement and other employee benefits	5,714	6,061	(5.7)	12,507	13,214	(5.4)
Total compensation expense	29,566	31,554	(6.3)	63,616	64,372	(1.2)
Net OREO expense:
Write-downs of OREO	1,824	1,523	19.8	2,514	2,635	(4.6)
Net losses on sales of OREO (2)	703	1,900	(63.0)	316	3,015	(89.5)
Net OREO operating expense (3)	1,597	1,800	(11.3)	3,158	3,504	(9.9)
Total OREO expense	4,124	5,223	(21.0)	5,988	9,154	(34.6)
Professional services:
Loan remediation costs	3,594	2,878	24.9	6,382	5,726	11.5
Other professional services	3,311	2,762	19.9	6,152	5,033	22.2
Total professional services	6,905	5,640	22.4	12,534	10,759	16.5
Net occupancy expense	5,300	5,681	(6.7)	11,505	12,465	(7.7)
Equipment expense	2,213	2,331	(5.1)	4,339	4,650	(6.7)
Technology and related costs	2,851	2,697	5.7	5,709	5,320	7.3
FDIC premiums	1,659	1,708	(2.9)	3,378	4,433	(23.8)
Advertising and promotions	1,032	1,378	(25.1)	1,902	2,457	(22.6)
Merchant card expense	2,324	2,391	(2.8)	4,120	4,479	(8.0)
Other expenses	5,183	7,116	(27.2)	10,679	13,048	(18.2)
Total noninterest expense	$61,157	$65,719	(6.9)	$123,770	$131,137	(5.6)
Full-time equivalent employees	1,758	1,846	(4.8)	1,172	1,230	(4.7)
Efficiency ratio (4)	60.56%	60.49%		62.58%	61.59%

N/M – Not meaningful.

(1)	Nonqualified plan expense results from changes in the Company’s obligation to participants under deferred compensation agreements.
(2)	For a discussion of sales of OREO properties, refer to the “Non-performing assets” section below.
(3)	Net OREO operating expense consists of real estate taxes, commissions paid on sales, insurance, and maintenance, net of any rental income.
(4)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for second quarter 2012 declined 6.9% from second quarter 2011. For the first six months of 2012, noninterest expense decreased 5.6% from the same period in 2011.

The decline in salaries and wages for second quarter 2012 compared to the same period in 2011 is primarily attributed to reductions in share-based and short-term incentive compensation and higher levels of deferred salaries from new loan growth.

For the first six months of 2012 salaries and wages declined compared to the prior period due to the organizational realignment in fourth quarter 2011, resulting in the reduction of approximately 100 positions, and higher levels of deferred salaries from new loan growth, partially offset by annual merit increases.

Retirement and other employee benefits decreased in both periods presented due to the timing of certain benefit accruals.

OREO expenses declined 21.0% for second quarter 2012 and 34.6% for the first six months of 2012 compared to same periods in 2011 primarily due to lower net losses on sales and a reduction in net operating expenses.

Loan remediation costs were elevated for the quarter and six months ended June 30, 2012 due to higher legal fees incurred to remediate problem credits and higher real estate taxes paid by the Company to preserve its rights to collateral associated with problem loans.

The increase in other professional services for second quarter and the six months ended 2012 compared to the same periods in 2011 resulted from the reclassification of certain director fees from salaries and wages expense during the second quarter of 2012, higher personnel recruitment expense, and other non-recurring items.

Occupancy expense declined from second quarter 2011 due to lower repairs and maintenance and snow removal expense. In addition, lower real estate taxes contributed to the decrease for both periods presented.

FDIC premiums decreased for the 2012 periods compared to the same periods in 2011 primarily due to a change in regulatory requirements for calculating the premium.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Income before income tax expense	$7,126	$13,373	(46.7)	$16,174	$23,326	(30.7)
Income tax expense:
Federal income tax expense	$126	$1,567	(92.0)	$971	$2,477	(60.8)
State income tax expense	635	1,153	(44.9)	946	152	N/M
Total income tax expense	$761	$2,720	(72.0)	$1,917	$2,629	(27.1)
Effective income tax rate	10.7%	20.3%		11.9%	11.3%

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

Income tax expense decreased $2.0 million, from second quarter 2011 to second quarter 2012 and $712,000 from the first six months of 2011 to the same period in 2012. The decreases resulted primarily from decreases in pre-tax income in the 2012 periods compared to 2011. This was offset, in part, by benefits recorded in the first quarter of 2011 related to Illinois tax law changes that became effective in that period.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2011 10-K.

FINANCIAL CONDITION

Investment Portfolio Management

Securities that we have the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities consist of securities held in a grantor trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	June 30, 2012				December 31, 2011
	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$2,006	$(5)	$2,011	0.2	$5,035	$(25)	$5,060	0.5
CMOs	489,047	2,598	486,449	39.4	384,104	276	383,828	35.7
Other MBSs	135,927	5,895	130,032	10.5	87,691	5,709	81,982	7.7
Municipal securities	504,693	25,723	478,970	38.8	490,071	25,789	464,282	43.2
CDOs	11,082	(35,551)	46,633	3.8	13,394	(35,365)	48,759	4.5
Corporate debt securities	21,701	2,008	19,693	1.6	30,014	2,503	27,511	2.6
Equity securities	10,475	1,009	9,466	0.8	2,697	508	2,189	0.2
Total available-for- sale	1,174,931	1,677	1,173,254	95.1	1,013,006	(605)	1,013,611	94.4
Held-to-Maturity
Municipal securities	65,647	4,714	60,933	4.9	61,477	1,019	60,458	5.6
Total securities	$1,240,578	$6,391	$1,234,187	100.0	$1,074,483	$414	$1,074,069	100.0

	June 30, 2012			December 31, 2011
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	0.71%	0.28	4.72%	0.85%	0.53	4.01%
CMOs	1.46%	2.65	1.06%	0.92%	2.19	1.57%
Other MBSs	1.87%	3.68	3.17%	1.96%	3.91	4.50%
Municipal securities	3.77%	3.66	5.95%	3.84%	3.77	6.13%
CDOs	0.25%	8.47	0.00%	0.25%	8.57	0.00%
Other securities (4)	3.93%	5.84	4.35%	6.07%	10.29	6.45%
Total available-for-sale	2.45%	3.46	3.34%	2.45%	3.57	3.98%
Held-to-Maturity
Municipal securities	5.81%	9.04	5.93%	5.31%	9.33	5.91%
Total securities	2.61%	3.74	3.46%	2.61%	3.90	4.08%

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

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(4)	This includes corporate debt and equity securities.

Portfolio Composition

As of June 30, 2012, our securities portfolio totaled $1.2 billion, an increase of 15.5% compared to December 31, 2011 primarily due to an increase in CMOs and other MBSs. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into these types of securities. Approximately 96% of our $1.2 billion available-for-sale portfolio was comprised of U.S. agency securities, municipal securities, CMOs, and other MBSs as of June 30, 2012. The remainder of the portfolio is comprised of seven CDOs with a fair value of $11.1 million and miscellaneous other securities with a fair value of $32.2 million.

Investments in municipal securities comprised 43.0%, or $504.7 million, of the total available-for-sale securities portfolio at June 30, 2012, and the majority is general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provided a predictable cash flow. Available-for-sale municipal securities declined 3.0% from $490.1 million at December 31, 2011.

The average life and effective duration of our available-for-sale securities portfolio are relatively stable as of June 30, 2012 compared to December 31, 2011.

Securities Sales

Net securities gains were $151,000 for second quarter 2012 compared to $1.5 million for second quarter 2011.  Second quarter 2012 gains are net of an OTTI charge of $1.4 million associated with our investment in two CDOs. No impairment charge was recognized in second quarter 2011.

Net securities losses were $792,000 for the six months ended June 30 2012, which included a loss of $247,000 on Visa stock, gains of $1.6 million from the sale of $9.4 million in municipal securities, and an OTTI charge of $2.1 million on two CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss and presented in the Consolidated Statements of Comprehensive Income. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains at June 30, 2012 were $1.7 million compared to net unrealized losses of $605,000 at December 31, 2011.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of June 30, 2012 represents OTTI since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of June 30, 2012, gross unrealized gains in the available-for-sale municipal securities portfolio totaled $25.9 million, and gross unrealized losses were $221,000, resulting in a net unrealized gain of $25.7 million compared to a net unrealized gain of $25.8 million as of December 31, 2011. Substantially all of these securities carry investment grade ratings with the majority of them supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities increased $186,000 since December 31, 2011. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias toward these investments. We do not believe the unrealized losses on the CDOs as of June 30, 2012 represent OTTI. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of fair values for the CDOs was based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 87.3% of total loans, excluding covered loans, at June 30, 2012. The corporate loan component is comprised of commercial and industrial, agricultural, and commercial real estate lending categories. Consistent with our emphasis on relationship banking, the majority of our loans are made to our multi-relationship customers.

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2012	% of Total	December 31, 2011	% of Total	Annualized % Change
Commercial and industrial	$1,597,427	30.2	$1,458,446	28.7	19.1
Agricultural	272,742	5.1	243,776	4.8	23.8
Commercial real estate:
Office	495,901	9.4	444,368	8.7	23.2
Retail	375,078	7.1	334,034	6.6	24.6
Industrial	520,150	9.8	520,680	10.2	(0.2)
Multi-family	308,250	5.8	288,336	5.7	13.8
Residential construction	88,908	1.7	105,836	2.1	(32.0)
Commercial construction	147,626	2.8	144,909	2.8	3.7
Other commercial real estate (1)	817,071	15.4	888,146	17.4	(16.0)
Total commercial real estate	2,752,984	52.0	2,726,309	53.5	2.0
Total corporate loans	4,623,153	87.3	4,428,531	87.0	8.8
Home equity	398,428	7.5	416,194	8.2	(8.5)
1-4 family mortgages	237,341	4.5	201,099	4.0	36.0
Installment loans	39,104	0.7	42,289	0.8	(15.1)
Total consumer loans	674,873	12.7	659,582	13.0	4.6
Total loans, excluding covered loans	5,298,026	100.0	5,088,113	100.0	8.3
Covered loans (2)	230,047		260,502		(23.4)
Total loans	$5,528,073		$5,348,615		6.7

(1)
Approximately $50 million of certain other commercial real estate loans as of December 31, 2011 were reclassified into other loan categories as of June 30, 2012, primarily office and retail commercial real estate.

(2)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in  Part I, Item 1 of this Form 10-Q.

Total loans, excluding covered loans, of $5.3 billion as of June 30, 2012 grew by $209.9 million, a 8.3% annualized increase, from December 31, 2011, reflecting the impact of broader product offerings and expanded sales distribution within our markets.

During this period, the Company experienced over 19.0% annualized growth in commercial and industrial loans and approximately 14.0% annualized growth in the office, retail, and industrial portfolio. The six-month period also benefitted from strong annualized growth of 23.8% in agricultural lending. Continued efforts to reduce lending exposure to less favorable real estate categories contributed to a significant decline in the residential construction portfolio.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 35.3% of loans, excluding covered loans, and totaled $1.9 billion at June 30, 2012, an increase of $167.9 million, or 9.9%, from December 31, 2011. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. Agricultural loans generally provide seasonal support and are secured by crop production, facilities and equipment.

        Commercial Real Estate Loans

Commercial real estate loans represent 52.0% of total loans, excluding covered loans, and totaled $2.8 billion at June 30, 2012, an increase of $26.7 million from December 31, 2011. A variety of properties serves as collateral for our commercial real estate loans, which subjects this portfolio to varying degrees of credit risk. Approximately half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, warehouses and storage facilities, and service stations.

Included as part of our commercial real estate portfolio are loans secured by owner-occupied real estate, which tend to exhibit lower credit risk than non-owner-occupied properties. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate, which is reflected in the underwriting standards. At June 30, 2012, owner-occupied commercial real estate loans were $1.0 billion, or almost 46.6%, of the commercial real estate portfolio, excluding multi-family and construction loans.

The following table presents commercial real estate loans by owner-occupied or investor status and product type.

Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	June 30, 2012			December 31, 2011
	Owner- Occupied	Investor	Total	Owner- Occupied	Investor	Total

Office, retail, and industrial:
Office	$176,292	$319,609	$495,901	$146,818	$297,550	$444,368
Retail	124,251	250,827	375,078	89,831	244,203	334,034
Industrial	297,017	223,133	520,150	298,887	221,793	520,680
Total office, retail, and industrial	597,560	793,569	1,391,129	535,536	763,546	1,299,082
Multi-family	-	308,250	308,250	-	288,336	288,336
Residential construction	-	88,908	88,908	-	105,836	105,836
Commercial construction	-	147,626	147,626	-	144,909	144,909
Other commercial real estate:
Rental properties (1)	31,697	99,022	130,719	31,417	95,668	127,085
Service stations and truck stops	98,449	19,247	117,696	102,870	26,061	128,931
Warehouses and storage	90,565	42,999	133,564	89,293	40,198	129,491
Hotels	-	71,208	71,208	-	73,889	73,889
Restaurants	62,404	18,902	81,306	59,460	19,407	78,867
Medical	16,205	829	17,034	19,808	1,051	20,859
Automobile dealers	34,023	5,596	39,619	31,588	4,189	35,777
Mobile home parks	-	29,300	29,300	-	30,071	30,071
Recreational	36,430	8,888	45,318	26,826	7,882	34,708
Religious	24,010	171	24,181	23,919	178	24,097
Multi-use properties	12,821	52,957	65,778	59,068	96,517	155,585
Other	25,170	36,178	61,348	8,802	39,984	48,786
Total other commercial real estate	431,774	385,297	817,071	453,051	435,095	888,146
Total commercial real estate	$1,029,334	$1,723,650	$2,752,984	$988,587	$1,737,722	$2,726,309
Commercial real estate loans, excluding multi-family and construction loans	$1,029,334	$1,178,866	$2,208,200	$988,587	$1,198,641	$2,187,228
Percent of total (2)	46.6%	53.4%		45.2%	54.8%

(1)	Owner-occupied rental properties primarily represent home-based businesses.
(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

The increase in the office and retail portfolios primarily resulted from the reclassification of multi-use properties into these categories during second quarter 2012.

Non-performing Assets

Increases in both charge-offs and the provision for loan losses during second quarter 2012 are indicative of our ongoing evaluation of our existing and potential problem loans and our remediation strategies consistent with our previously stated intention to make greater progress in reducing problem credits. Given the challenges these credits pose, we continue to evaluate all of our remediation strategies with a sharpened focus on the accelerated reduction of both existing and potential problem credits, thereby minimizing future credit costs over the longer term.

The following table presents our loan portfolio by performing and non-performing status.

Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Performing	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs (still accruing interest)
As of June 30, 2012
Commercial and industrial	$1,597,427	$1,530,858	$8,471	$2,565	$55,358	$175
Agricultural	272,742	271,029	160	260	1,293	-
Commercial real estate:
Office	495,901	473,703	2,038	173	19,987	-
Retail	375,078	364,325	379	374	10,000	-
Industrial	520,150	501,046	1,299	543	16,642	620
Multi-family	308,250	298,271	1,136	-	8,843	-
Residential construction	88,908	70,906	502	-	17,500	-
Commercial construction	147,626	123,200	1,945	500	21,981	-
Other commercial real estate	817,071	772,204	2,252	2,540	34,192	5,883
Total commercial real estate	2,752,984	2,603,655	9,551	4,130	129,145	6,503
Total corporate loans	4,623,153	4,405,542	18,182	6,955	185,796	6,678
Home equity	398,428	387,215	3,168	779	7,245	21
1-4 family mortgages	237,341	228,478	1,919	366	5,466	1,112
Installment loans	39,104	38,683	328	92	1	-
Total consumer loans	674,873	654,376	5,415	1,237	12,712	1,133
Total loans, excluding covered loans	5,298,026	5,059,918	23,597	8,192	198,508	7,811
Covered loans	230,047	174,626	7,593	33,288	14,540	-
Total loans	$5,528,073	$5,234,544	$31,190	$41,480	$213,048	$7,811
As of December 31, 2011
Commercial and industrial	$1,458,446	$1,397,569	$10,283	$4,991	$44,152	$1,451
Agricultural	243,776	242,727	30	-	1,019	-
Commercial real estate:
Office	444,368	436,881	-	-	7,487	-
Retail	334,034	326,922	395	52	4,923	1,742
Industrial	520,680	501,674	385	988	17,633	-
Multi-family	288,336	270,138	604	-	6,487	11,107
Residential construction	105,836	87,482	278	-	18,076	-
Commercial construction	144,909	121,562	-	-	23,347	-
Other commercial real estate	888,146	829,492	5,273	1,707	51,447	227
Total commercial real estate	2,726,309	2,574,151	6,935	2,747	129,400	13,076
Total corporate loans	4,428,531	4,214,447	17,248	7,738	174,571	14,527
Home equity	416,194	400,570	5,986	1,138	7,407	1,093
1-4 family mortgages	201,099	190,052	3,636	-	5,322	2,089
Installment loans	42,289	41,133	625	351	25	155
Total consumer loans	659,582	631,755	10,247	1,489	12,754	3,337
Total loans, excluding covered loans	5,088,113	4,846,202	27,495	9,227	187,325	17,864
Covered loans	260,502	193,044	4,232	43,347	19,879	-
Total loans	$5,348,615	$5,039,246	$31,727	$52,574	$207,204	$17,864

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2012		2011
	June 30	March 31	December 31	September 30	June 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$198,508	$199,545	$187,325	$171,189	$177,495
90 days or more past due loans	8,192	7,674	9,227	6,008	6,502
Total non-performing loans	206,700	207,219	196,552	177,197	183,997
TDRs (still accruing interest)	7,811	2,076	17,864	7,033	14,529
Other real estate owned	28,309	35,276	33,975	23,863	24,407
Total non-performing assets	$242,820	$244,571	$248,391	$208,093	$222,933
30-89 days past due loans	$23,597	$21,241	$27,495	$34,061	$30,424
Non-accrual loans to total loans	3.75%	3.88%	3.68%	3.35%	3.47%
Non-performing loans to total loans	3.90%	4.03%	3.86%	3.47%	3.60%
Non-performing assets to loans plus OREO	4.56%	4.73%	4.85%	4.06%	4.34%
Covered loans and covered OREO (1)
Non-accrual loans	$14,540	$19,264	$19,879	$15,573	$3,588
90 days or more past due loans	33,288	33,825	43,347	56,834	68,324
Total non-performing loans	47,828	53,089	63,226	72,407	71,912
TDRs (still accruing interest)	-	-	-	-	-
Other real estate owned	9,136	16,990	23,455	21,594	14,583
Total non-performing assets	$56,964	$70,079	$86,681	$94,001	$86,495
30-89 days past due loans	$7,593	$8,387	$4,232	$11,070	$26,180
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$213,048	$218,809	$207,204	$186,762	$181,083
90 days or more past due loans	41,480	41,499	52,574	62,842	74,826
Total non-performing loans	254,528	260,308	259,778	249,604	255,909
TDRs (still accruing interest)	7,811	2,076	17,864	7,033	14,529
Other real estate owned	37,445	52,266	57,430	45,457	38,990
Total non-performing assets	$299,784	$314,650	$335,072	$302,094	$309,428
30-89 days past due loans	$31,190	$29,628	$31,727	$45,131	$56,604
Non-accrual loans to total loans	3.85%	4.06%	3.87%	3.46%	3.34%
Non-performing loans to total loans	4.60%	4.83%	4.86%	4.63%	4.71%
Non-performing assets to loans plus OREO	5.39%	5.78%	6.20%	5.55%	5.66%

(1)	For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Non-performing assets, excluding covered loans and covered OREO, were $242.8 million at June 30, 2012, decreasing $5.6 million, or 2.2%, from December 31, 2011. The reduction was substantially due to remediation activities, charge-offs, the return of $16.6 million of TDRs to performing status, and $21.9 million in OREO dispositions, largely offset by loans downgraded to non-accrual status. For further discussion of OREO dispositions, refer to the “OREO” section below.

Non-performing covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by FDIC Agreements that substantially mitigate the risk of loss. Past due covered loans in the table above are past due based on contractual terms, but continue to perform in accordance with our expectations of cash flows and, therefore, are generally considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated.

Non-accrual Loans

At June 30, 2012, non-accrual loans, excluding covered loans, totaled $198.5 million, increasing from $187.3 million at December 31, 2011 as the amount of loans downgraded from performing to non-accrual status exceeded sales, payments, charge-offs, and transfers to OREO during the six months ended June 30, 2012. A discussion of our accounting policies for non-accrual loans is contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include reduction in forgiveness of principal, interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1 of “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 12
TDRs by Type
(Dollar amounts in thousands)

	June 30, 2012		March 31, 2012		December 31, 2011		June 30, 2011
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	15	$1,555	15	$1,758	20	$2,348	25	$18,887
Agricultural	-	-	-	-	-	-	-	-
Commercial real estate:
Office	-	-	-		-	-	1	1,938
Retail	1	220	1	220	2	1,742	1	1,529
Industrial	1	620	-	-	-	-	-	-
Multi-family	8	1,758	8	1,758	9	12,865	8	2,582
Commercial construction	1	14,006	1	14,006	1	14,006	3	3,115
Other commercial real estate	11	11,908	7	11,467	9	11,644	7	2,633
Total commercial real estate loans	22	28,512	17	27,451	21	40,257	20	11,797
Total corporate loans	37	30,067	32	29,209	41	42,605	45	30,684
Home equity loans	7	416	11	768	25	1,564	24	1,701
1-4 family mortgages	18	2,189	17	2,059	26	3,382	28	3,420
Installment loans	-	-	-	-	1	155	-	-
Total consumer loans	25	2,605	28	2,827	52	5,101	52	5,121
Total TDRs	62	$32,672	60	$32,036	93	$47,706	97	$35,805
TDRs, still accruing interest	18	$7,811	17	$2,076	57	$17,864	56	$14,529
TDRs, included in non-accrual	44	24,861	43	29,960	36	29,842	41	21,276
Total TDRs	62	$32,672	60	$32,036	93	$47,706	97	$35,805
Year-to-date charge-offs on TDRs		$822		$-		$8,890		$1,809
Valuation allowance related to TDRs		$1,156		$916		$94		$-

At June 30, 2012, we had TDRs totaling $32.7 million, a decrease of $15.0 million from December 31, 2011. The June 30, 2012 total includes $7.8 million in loans that were restructured at market terms and are accruing interest compared to $17.9 million as of December 31, 2011. During the first six months of 2011, we returned $16.6 million in accruing TDRs to performing status since they exhibited a sufficient period of performance under the restructured terms. In addition, management restructured $13.3 million of loans at market rates and terms incurring a loss of approximately $800,000. Assuming continued performance, management expects to reclassify these loans from restructured to performing in the first quarter of 2013.

We have other TDRs totaling $24.9 million as of June 30, 2012, which are classified as non-accrual because there has not yet been sufficient performance under the modified terms or they are not performing in accordance with their modified terms . In addition, we occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time, and these TDRs are also reported in non-accrual status.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $28.3 million at June 30, 2012 compared to $34.0 million at December 31, 2011 and $24.4 million at June 30, 2011.

Table 13
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2012		December 31, 2011		June 30, 2011
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	17	$2,941	5	$985	7	$813
Land parcels:
Raw land	4	2,765	8	8,316	5	7,364
Farmland	1	207	-	-	1	208
Commercial lots	18	5,595	19	5,944	17	7,558
Single-family lots	26	5,333	25	7,677	18	3,780
Total land parcels	49	13,900	52	21,937	41	18,910
Multi-family units	4	362	4	3,083	4	666
Commercial properties	17	11,106	16	7,970	14	4,018
Total OREO, excluding covered OREO	87	28,309	77	33,975	66	24,407
Covered OREO	39	9,136	46	23,455	38	14,583
Total OREO properties	126	$37,445	123	$57,430	104	$38,990

Table 14
Disposals of OREO Properties
(Dollar amounts in thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$21,471	$16,512	$37,983	$17,580	$3,855	$21,435
Less: Basis of properties sold	21,912	16,387	38,299	20,402	4,048	24,450
Net (losses) gains on sales of OREO	$(441)	$125	$(316)	$(2,822)	$(193)	$(3,015)
OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$-	$-	$-	$841	$-	$841
OREO write-downs	$2,383	$131	$2,514	$1,693	$942	$2,635

For the six months ended June 30, 2012, we sold $21.9 million of OREO, excluding covered OREO, with proceeds at approximately 98.0% of carrying value. These sales consisted of 43 properties with the majority classified as raw land and commercial units. We also recorded additional write-downs of $2.4 million related to updated appraisals and changes in remediation strategies to accelerate disposition.

For the six months ended June 30, 2011, OREO sales, excluding covered OREO, consisted of 60 properties, primarily from farmland, residential lots, and 1-4 family categories.

Construction Portfolio

Construction loans totaled $236.5 million at June 30, 2012, a reduction of $14.2 million, or 5.7%, from December 31, 2011. This portfolio represents loans to developers and home builders and is particularly susceptible to declining real estate values. Non-performing construction loans totaled $39.5 million at June 30, 2012, which is approximately 5% lower than the level at December 31, 2011.

The following table provides details on the types of collateral supporting these construction portfolios.

Table 15
Construction Loans by Underlying Collateral, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of June 30, 2012
Raw land	$20,301	22.8	$53,207	36.1	$73,508	31.1
Developed land	42,777	48.1	41,774	28.3	84,551	35.7
Construction	12,393	14.0	8,749	5.9	21,142	8.9
Substantially completed structures	13,262	14.9	43,867	29.7	57,129	24.2
Mixed and other	175	0.2	29	-	204	0.1
Total	$88,908	100.0	$147,626	100.0	$236,534	100.0
Weighted-average maturity (in years)	0.70		0.85		0.79
Non-performing loans	$17,500		$22,481		$39,981
Non-performing loans as a percent of total loans	19.7%		15.2%		16.9%
As of December 31, 2011
Raw land	$24,981	23.6	$42,768	29.5	$67,749	27.0
Developed land	55,501	52.4	57,949	40.0	113,450	45.3
Construction	12,133	11.5	14,415	9.9	26,548	10.6
Substantially completed structures	12,195	11.5	27,221	18.8	39,416	15.7
Mixed and other	1,026	1.0	2,556	1.8	3,582	1.4
Total	$105,836	100.0	$144,909	100.0	$250,745	100.0
Weighted-average maturity (in years)	0.63		0.74		0.69
Non-performing loans	$18,076		$23,347		$41,423
Non-performing loans as a percent of total loans	17.1%		16.1%		16.5%

Seven credits primarily classified in the raw land category represent approximately 70% of the $40.0 million in non-performing construction loans as of June 30, 2012, with the largest single loan totaling $14.0 million. Life-to-date charge-offs on these seven credits totaled $9.1 million and valuation allowances related to these loans totaled $2.5 million as of June 30, 2012.

Potential Problem Loans

Potential problem loans consist of special mention loans and substandard loans that continue to accrue interest. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the obligor to continue to comply with contractual terms because of the obligor’s potential operating or financial difficulties.

Table 16
Potential Problem Loans
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Special mention loans (1)	$209,174	$276,577	$355,634
Substandard loans (2)	125,736	126,657	185,188
Total potential problem loans	$334,910	$403,234	$540,822

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects at some future date.

(2)
Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

Potential problem loans totaled $334.9 million as of June 30, 2012, down $68.3 million, or 16.9%, from December 31, 2011 and down $205.9 million, or 38.1% from June 30, 2011. The significant declines from both prior periods reflect management’s continuing efforts to proactively remediate potential problem loans. As of June 30, 2012, 12 borrowers comprised approximately 30% of potential problem loans.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2012.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 17
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Change in allowance for credit losses:
Balance at beginning of quarter	$118,764	$121,962	$131,291	$139,831	$145,003
Loan charge-offs:
Commercial and industrial	(6,405)	(8,170)	(9,451)	(10,761)	(6,003)
Agricultural	(18)	(20)	(484)	(177)	(900)
Office, retail, and industrial	(2,570)	(2,667)	(3,798)	(2,549)	(647)
Multi-family	(344)	(140)	(5,139)	(2,244)	(6,652)
Residential construction	(3,598)	(683)	(2,498)	(2,314)	(3,661)
Commercial construction	(2,616)	(170)	(1,673)	(4,197)	(185)
Other commercial real estate	(2,952)	(8,184)	(3,021)	(4,490)	(2,484)
Consumer	(2,489)	(2,152)	(2,311)	(1,909)	(2,767)
1-4 family mortgages	(255)	(226)	(199)	(333)	(341)
Total loan charge-offs	(21,247)	(22,412)	(28,574)	(28,974)	(23,640)
Recoveries on previous loan charge-offs:
Commercial and industrial	535	646	541	596	418
Agricultural	-	70	-	-	101
Office, retail, and industrial	307	2	19	6	38
Multi-family	31	131	336	74	-
Residential construction	-	220	-	64	2,762
Commercial construction	-	-	-	82	52
Other commercial real estate	18	7	19	69	377
Consumer	245	186	112	129	64
1-4 family mortgages	5	16	3	13	1
Total recoveries on previous loan charge-offs	1,141	1,278	1,030	1,033	3,813
Net loan charge-offs, excluding covered loans	(20,106)	(21,134)	(27,544)	(27,941)	(19,827)
Net covered loan charge-offs	(2,434)	(274)	(3,687)	(1,024)	(4,108)
Net loan charge-offs	(22,540)	(21,408)	(31,231)	(28,965)	(23,935)
Provision charged to operating expense:
Provision, excluding provision for covered loans	20,035	17,932	18,249	18,378	14,655
Provision for covered loans	10,215	1,387	16,139	5,271	22,356
Less: expected reimbursement from the FDIC	(7,792)	(1,109)	(12,486)	(3,224)	(18,248)
Net provision for covered loans	2,423	278	3,653	2,047	4,108
Total provision charged to operating expense	22,458	18,210	21,902	20,425	18,763
Balance at end of quarter	$118,682	$118,764	$121,962	$131,291	$139,831
Allowance for loan losses	$116,182	$116,264	$119,462	$128,791	$137,331
Reserve for unfunded commitments	2,500	2,500	2,500	2,500	2,500
Total allowance for credit losses	$118,682	$118,764	$121,962	$131,291	$139,831

	Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Average loans (1)	$5,213,944	$5,089,286	$5,085,792	$5,136,130	$5,108,234
Net loan charge-offs to average loans, annualized (1)	1.55%	1.67%	2.15%	2.16%	1.56%
Allowance for credit losses at end of period as a percent of:
Total loans (1)	2.24%	2.31%	2.40%	2.57%	2.73%
Non-accrual loans (1)	60%	60%	65%	77%	79%
Non-performing loans (1)	57%	57%	62%	74%	76%
Average loans, including covered loans	$5,454,295	$5,345,074	$5,365,286	$5,440,354	$5,443,761
Net loan charge-offs to average loans, annualized	1.66%	1.61%	2.31%	2.11%	1.76%
Allowance for credit losses at end of period as a percent of:
Total loans	2.15%	2.20%	2.28%	2.43%	2.58%
Non-accrual loans	56%	54%	59%	70%	77%
Non-performing loans	47%	46%	47%	53%	55%

(1)	Excludes covered loans.

The allowance for credit losses represented 2.24% of total loans outstanding, excluding covered loans, at June 30, 2012 compared to 2.40% at December 31, 2011. The allowance for credit losses was $118.7 million as of June 30, 2012, declining $3.3 million, or 2.7%, from $122.0 million as of December 31, 2011.

The $1.4 million reduction in net loan charged-offs from second quarter 2011 to second quarter 2012 is primarily attributable to lower charge-offs on covered loans.

Charge-offs related to covered loans primarily reflect the decline in estimated cash flows of certain loans, net of the reimbursement from the FDIC under the FDIC Agreements. Management re-estimates cash flows periodically, and as the present value of any decreases in expected cash flows, net of reimbursement from the FDIC, is recorded as a charge-off in that period. Any increases in expected cash flows, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, cumulative increases in expected cash flows exceeded cumulative declines.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2012, December 31, 2011, and June 30, 2011. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2012 % Change From
	June 30, 2012	December 31, 2011	June 30, 2011	Fourth Quarter 2011	Second Quarter 2011
Demand deposits	$1,797,854	$1,613,221	$1,465,438	11.4	22.7
Savings deposits	1,042,099	952,962	944,802	9.4	10.3
NOW accounts	1,064,054	1,062,993	1,126,913	0.1	(5.6)
Money market accounts	1,176,723	1,237,600	1,205,736	(4.9)	(2.4)
Transactional deposits	5,080,730	4,866,776	4,742,889	4.4	7.1
Time deposits	1,519,945	1,669,348	1,799,218	(8.9)	(15.5)
Brokered deposits	28,465	19,647	13,946	44.9	104.1
Total time deposits	1,548,410	1,688,995	1,813,164	(8.3)	(14.6)
Total deposits	6,629,140	6,555,771	6,556,053	1.1	1.1
Repurchase agreements	83,434	87,893	122,607	(5.1)	(32.0)
Federal funds purchased	-	-	2,418	-	(100.0)
FHLB advances	112,500	164,946	137,500	(31.8)	(18.2)
Total borrowed funds	195,934	252,839	262,525	(22.5)	(25.4)
Senior and subordinated debt	231,123	187,488	137,747	23.3	67.8
Total funding sources	$7,056,197	$6,996,098	$6,956,325	0.9	1.4
Average interest rate paid on borrowed funds	1.01%	1.05%	1.05%
Weighted-average maturity of FHLB advances	26.6 months	19.3 months	21.6 months
Weighted-average interest rate of FHLB advances	1.71%	2.13%	1.95%

Average funding sources for second quarter 2012 increased $60.1 million from fourth quarter and $100.0 million from second quarter 2011. Double-digit growth in average demand deposits from both prior periods presented offset a decline in average interest-bearing liabilities, which resulted in a more favorable product mix.

The growth in average senior and subordinated debt for second quarter 2012 compared to both prior periods reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used to fund the redemption of the Series B preferred stock issued to the Treasury in combination with existing liquid assets.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2012		June 30, 2011
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$77,024	0.01	$134,524	0.02
FHLB advances	112,500	1.71	137,500	1.95
Total borrowed funds	$189,524	1.02	$272,024	0.99
Average for the year-to-date period:
Securities sold under agreements to repurchase	$87,241	0.01	$135,407	0.02
Federal funds purchased	-	-	1,215	0.17
FHLB advances	112,500	1.76	137,500	1.98
Total borrowed funds	$199,741	1.01	$274,122	1.01
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$103,591		$174,810
Federal funds purchased	-		175,000
FHLB advances	112,500		137,500
Federal term auction facilities	-		1

Securities sold under repurchase agreements declined from June 30, 2011 to June 30, 2012 as certain municipal customers shifted balances into demand deposits, which are insured by the FDIC.

Average borrowed funds totaled $199.7 million for the first six months of 2012, decreasing $74.4 million, or 27.1%, from the same period in 2011. The increase in demand deposits during this period reduced our reliance on these higher-costing funds.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of June 30, 2012 and December 31, 2011.

All other ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from stockholders’ equity and retain the effect of accumulated other comprehensive loss in stockholders’ equity. Reconciliations of the components of those ratios to GAAP are also presented in the table below.

Table 20
Capital Measurements
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at June 30, 2012
Reconciliation of capital components to requlatory requirements:
Total regulatory capital, as defined in federal regulations	$829,463	$853,961
Tier 1 capital, as defined in federal regulations	$718,525	$724,863
Trust preferred securities included in Tier 1 capital	(64,265)	(84,730)
Tier 1 common capital	$654,260	$640,133
Risk-weighted assets, as defined in federal regulations	$6,409,299	$6,241,191
Average assets, as defined in federal regulations	7,772,866	7,813,637
Regulatory capital ratios:
Total capital to risk-weighted assets	12.94%	13.68%	10.00%	29%	$188,533
Tier 1 capital to risk-weighted assets	11.21%	11.61%	6.00%	87%	$333,967
Tier 1 common capital to risk-weighted assets (1)	10.21%	10.26%	N/A(2)	N/A(2)	N/A(2)
Tier 1 leverage to average assets	9.24%	9.28%	5.00%	85%	$329,882
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$978,552	$962,587
Goodwill and other intangible assets	(281,981)	(283,650)
Tangible common equity	696,571	678,937
Accumulated other comprehensive loss	11,867	13,276
Tangible common equity, excluding accumulated other comprehensive loss	$708,438	$692,213
Total assets	$8,099,355	$7,973,594
Goodwill and other intangible assets	(281,981)	(283,650)
Tangible assets	$7,817,374	$7,689,944
Tangible common equity ratios:
Tangible common equity to tangible assets	8.91%	8.83%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	9.06%	9.00%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.87%	10.88%	N/A(2)	N/A(2)	N/A(2)
Regulatory capital ratios, Bank only (3):
Total capital to risk-weighted assets	14.49%	14.37%	10.00%	45%	$281,831
Tier 1 capital to risk-weighted assets	13.23%	13.11%	6.00%	120%	$454,087
Tier 1 leverage to average assets	10.79%	10.37%	5.00%	116%	$445,790

(1)	Excludes the impact of trust-preferred securities.
(2)	Ratio is not subject to formal Federal Reserve regulatory guidance.
(3)	Ratio presented pertains to our wholly owned banking subsidiary, First Midwest Bank.

In first quarter 2012, we repurchased and retired approximately $21 million out of a total $84.7 million in 6.95% trust preferred junior subordinated debentures (“TRUPs”) at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000. Although the TRUPs were included as a component of Tier 1 capital, we elected to retire them given the low interest rate environment.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Proposed Capital Rules

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The proposed rules, which would impact both the Company and the Bank, are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Capital Proposals (the “Basel III Proposal”) outlines the components of capital and other issues affecting the numerator in regulatory capital ratios. The other proposal (the “Standardized Approach Proposal”) describes risk weights and other issues affecting the denominator in regulatory capital ratios, replacing the current risk weighting approach with a more risk-sensitive approach. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the international implementation schedules for the Basel III Proposal and the Standardized Approach Proposal are expected to be effective on January 1, 2013 and January 1, 2015, respectively.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Basel III Proposal

The Basel III Proposal is generally consistent with the final Basel III capital framework, as described in our Annual Report on Form 10-K under “Item 1. Business - Supervision and Regulation.”

For bank holding companies, the Basel III Proposal additionally requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital beginning in 2013 through 2016, consistent with Section 171 of the Dodd-Frank Act.

With respect to the Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act by:

•	introducing a Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized) with a required CET1 ratio of 6.5% for well-capitalized status;
•	increasing the minimum Tier 1 capital ratio requirement for each category with an 8% minimum Tier 1 capital ratio for well-capitalized status (compared to the current 6%); and
•	eliminating the current provision allowing a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be well capitalized.

Standardized Approach Proposal

The mandatory Standardized Approach Proposal would substitute non-ratings-based alternatives for Basel II’s heavy reliance on credit ratings to facilitate compliance with the Dodd-Frank Act. This proposal would expand the risk-weighting categories from the current Basel I-derived categories (0%, 20%, 50% and 100%) to a larger, more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. These provisions are expected to result in higher risk weights for a variety of asset categories. Specifics include:

•	applying a 150% risk weight compared to a 100% risk-weight for certain high volatility commercial real estate acquisition, development and construction loans;

•
for residential mortgage exposures, the current approach of a 50% risk-weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk-weight ranging from 35% to 200% depending upon the loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases);

•	assigning a 150% risk-weight to exposures (other than residential mortgage exposures) that are 90 days or more past due;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

In addition, the Standardized Approach Proposal provides more advantageous risk weights for derivatives and repurchase-style transactions cleared with a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

As of June 30, 2012, management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2011 10-K. These policies, along with the disclosures presented in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed in our 2011 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2011 10-K.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
June 30, 2012:
Dollar change	$(9,715)	$3,699	$(12,352)	$8,612	$	N/M	$18,093
Percent change	-3.6%	+1.4%	-4.6%	+3.2%		N/M	+6.7%
December 31, 2011:
Dollar change	$(8,457)	$13,392	$(13,983)	$19,209	$	N/M	$36,576
Percent change	-3.1%	+4.9%	-5.2%	+7.1%		N/M	+13.5%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)	N/M – Due to the low level of interest rates as of June 30, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

Overall, in rising interest rate scenarios, interest rate risk volatility is less positive at June 30, 2012 than at December 31, 2011 and in declining interest rate scenarios, interest rate risk volatility is more negative at June 30, 2012 compared to December 31, 2011 given a gradual change in interest rates. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into securities, specifically CMOs and other MBSs. This reinvestment, combined with loan growth, drove the change in interest rate sensitivity from December 31, 2011 to June 30, 2012.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200	-300 (1)		+300
June 30, 2012:
Dollar change	$(84,418)	$125,529	$	N/M	$175,955
Percent change	-6.9%	+10.3%		N/M	+14.4%
December 31, 2011:
Dollar change	$(168,853)	$148,369	$	N/M	$221,525
Percent change	-13.3%	+11.7%		N/M	+17.4%

(1)	N/M- Due to the low level of interest rates as of June 30, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

As of June 30, 2012, the estimated sensitivity of the economic value of equity to changes in rising interest rates is less positive compared to December 31, 2011, and the estimated sensitivity to falling rates is less negative compared to December 31, 2011. The change from December 31, 2011 is due to the investment of interest-bearing cash into securities and loan growth described in the previous section. In addition, during first quarter 2012, approximately $21 million of TRUPS were redeemed and retired. The decrease in these long-term liabilities reduced exposure to rising rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of the Bank and the Company’s other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, that are considered incidental to the normal conduct of business. In managing such matters, management considers the merits and feasibility of all options and strategies available to the Company, including litigation prosecution, arbitration, insurance coverage, and settlement. Generally, if the Company determines it has meritorious defenses to a matter, it vigorously defends itself.

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint has been amended several times with the most recent amendment filed in March 2012. The Bank filed a motion to dismiss the lawsuit in May 2012, which is pending. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution. The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during second quarter 2012. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2011. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2012	-	$-	-	2,494,747
May 1 – May 31, 2012	65,508	10.15	-	2,494,747
June 1 – June 30, 2012	-	-	-	2,494,747
Total	65,508	$10.15	-

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

4.1	Indenture dated April 3, 2012.
10.1	Form of Regular Tier II Employment Agreement.
10.2	Form of Regular Tier III Employment Agreement.
10.3	Form of Commission Tier III Employment Agreement.
10.4	Employment Agreement between the Company and its Retail Banking Director.
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

               First Midwest Bancorp, Inc.

                  /s/ PAUL F. CLEMENS
                          Paul F. Clemens
Executive Vice President, Chief Financial Officer,
           and Principal Accounting Officer*

Date:  August 3, 2012

* Duly authorized to sign on behalf of the registrant.