Form 10-Q
period 2012-09-30
FIRST MIDWEST BANCORP INC
filed 2012-11-09
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of November 9, 2012, there were 74,843,350 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

GLOSSARY OF TERMS

First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Notes to the Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition & Results of Operations.

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

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”, “we”, or “our”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, commercial real estate, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

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

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
			September 30, 2012	December 31, 2011
	Assets		(Unaudited)
	Cash and due from banks		$124,447	$123,354
	Interest-bearing deposits in other banks		393,927	518,176
	Trading securities, at fair value		15,512	14,469
	Securities available-for-sale, at fair value		1,191,582	1,013,006
	Securities held-to-maturity, at amortized cost		41,944	60,458
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		47,232	58,187
	Loans held-for-sale		90,011	4,200
	Loans, excluding covered loans		5,218,345	5,088,113
	Covered loans		216,610	260,502
	Allowance for loan and covered loan losses		(102,445)	(119,462)
	Net loans		5,332,510	5,229,153
	Other real estate owned (“OREO”), excluding covered OREO		36,487	33,975
	Covered OREO		8,729	23,455
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		47,191	65,609
	Premises, furniture, and equipment		132,005	134,977
	Accrued interest receivable		30,688	29,826
	Investment in bank-owned life insurance (“BOLI”)		206,043	206,235
	Goodwill and other intangible assets		281,914	283,650
	Other assets		186,954	174,864
	Total assets		$8,167,176	$7,973,594
	Liabilities
	Noninterest-bearing deposits		$1,773,928	$1,593,773
	Interest-bearing deposits		4,975,127	4,885,402
	Total deposits		6,749,055	6,479,175
	Borrowed funds		183,691	205,371
	Senior and subordinated debt		231,171	252,153
	Accrued interest payable and other liabilities		69,824	74,308
	Total liabilities		7,233,741	7,011,007
	Stockholders’ Equity
	Common stock		858	858
	Additional paid-in capital		417,245	428,001
	Retained earnings		773,976	810,487
	Accumulated other comprehensive loss, net of tax		(9,248)	(13,276)
	Treasury stock, at cost		(249,396)	(263,483)
	Total stockholders’ equity		933,435	962,587
	Total liabilities and stockholders’ equity		$8,167,176	$7,973,594
	September 30, 2012		December 31, 2011
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	-	85,787
Shares outstanding	-	74,831	-	74,435
Treasury shares	-	10,956	-	11,352
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Loans	$63,672	$64,085	$187,156	$190,091
Investment securities	8,058	8,633	25,406	28,346
Covered loans	3,223	6,640	11,898	22,117
Federal funds sold and other short-term investments	631	817	1,910	2,200
Total interest income	75,584	80,175	226,370	242,754
Interest Expense
Deposits	4,126	6,654	14,317	21,294
Borrowed funds	507	706	1,512	2,073
Senior and subordinated debt	3,691	2,280	11,395	6,845
Total interest expense	8,324	9,640	27,224	30,212
Net interest income	67,260	70,535	199,146	212,542
Provision for loan and covered loan losses	111,791	20,425	152,459	58,680
Net interest income after provision for loan and covered losses	(44,531)	50,110	46,687	153,862
Noninterest Income
Service charges on deposit accounts	9,502	10,215	27,010	27,922
Wealth management fees	5,415	4,982	16,201	15,272
Other service charges, commissions, and fees	4,187	4,289	11,804	12,509
Card-based fees	5,246	4,931	15,578	14,622
Total fee-based revenues	24,350	24,417	70,593	70,325
Net securities (losses) gains (reclassified from other comprehensive (loss) income)	(217)	449	(1,009)	2,520
Gain on FDIC-assisted transaction	3,289	-	3,289	-
Net trading gains (losses)	685	(2,352)	1,511	(1,610)
Other	1,027	2,077	3,476	4,067
Total noninterest income	29,134	24,591	77,860	75,302
Noninterest Expense
Salaries and wages	26,881	22,957	77,990	74,115
Retirement and other employee benefits	6,230	6,225	18,737	19,439
Net occupancy and equipment expense	8,108	8,157	23,952	25,272
Technology and related costs	2,906	2,709	8,615	8,029
Professional services	6,665	7,571	19,199	18,330
Net OREO expense	3,208	4,174	9,196	13,328
FDIC premiums	1,785	1,799	5,163	6,232
Other expenses	14,340	10,584	31,041	30,568
Total noninterest expense	70,123	64,176	193,893	195,313
(Loss) income before income tax (benefit) expense	(85,520)	10,525	(69,346)	33,851
Income tax (benefit) expense	(36,993)	1,583	(35,076)	4,212
Net (loss) income	(48,527)	8,942	(34,270)	29,639
Preferred dividends and accretion on preferred stock	-	(2,586)	-	(7,749)
Net loss (income) applicable to non-vested restricted shares	715	(93)	500	(330)
Net (loss) income applicable to common shares	$(47,812)	$6,263	$(33,770)	$21,560
Per Common Share Data
Basic (loss) earnings per common share	$(0.65)	$0.09	$(0.46)	$0.29
Diluted (loss) earnings per common share	$(0.65)	$0.09	$(0.46)	$0.29
Dividends declared per common share	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	73,742	73,361	73,636	73,258
Weighted-average diluted common shares outstanding	73,742	73,361	73,636	73,258
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(48,527)	$8,942	$(34,270)	$29,639
Available-for-sale securities
Unrealized holding gains:
Before tax	4,065	6,902	5,555	29,288
Tax effect	(1,574)	(2,711)	(2,123)	(11,473)
Net of tax	2,491	4,191	3,432	17,815
Less: reclassification of net (losses) gains included in net (loss) income:
Before tax	(217)	449	(1,009)	2,520
Tax effect	89	(184)	413	(1,031)
Net of tax	(128)	265	(596)	1,489
Net unrealized holding gains	2,619	3,926	4,028	16,326
Total other comprehensive income	2,619	3,926	4,028	16,326
Total comprehensive (loss) income	$(45,908)	$12,868	$(30,242)	$45,965

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income	16,326	-	16,326
Balance at September 30, 2011	$(3,480)	$(7,933)	$(11,413)
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	4,028	-	4,028
Balance at September 30, 2012	$3,674	$(12,922)	$(9,248)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income			-	-	29,639	16,326		45,965
Common dividends declared ($0.03 per common share)	-	-	-	-	(2,234)	-	-	(2,234)
Preferred dividends declared ($37.50 per preferred share)	-	-	-	-	(7,238)	-	-	(7,238)
Accretion on preferred stock	-	511	-	-	(511)	-	-	-
Share-based compensation expense	-	-	-	5,138	-	-	-	5,138
Restricted stock activity	395	-	-	(16,972)	-	-	15,220	(1,752)
Treasury stock (purchased for) issued to benefit plans	(6)	-	-	(69)	-	-	55	(14)
Balance at September 30, 2011	74,485	$191,393	$858	$425,647	$807,334	$(11,413)	$(261,909)	$1,151,910
Balance at January 1, 2012	74,435	$-	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive (loss) income	-	-	-		(34,270)	4,028	-	(30,242)
Common dividends declared ($0.03 per common share)	-	-	-		(2,241)	-	-	(2,241)
Share-based compensation expense	-	-	-	4,568	-	-	-	4,568
Restricted stock activity	398	-	-	(15,256)	-	-	13,980	(1,276)
Treasury stock (purchased for) issued to benefit plans	(2)	-	-	(68)	-	-	107	39
Balance at September 30, 2012	74,831	$-	$858	$417,245	$773,976	$(9,248)	$(249,396)	$933,435

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$125,225	$140,884
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	289,839	201,613
Proceeds from sales of securities available-for-sale	50,633	177,456
Purchases of securities available-for-sale	(515,064)	(269,786)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	52,107	37,275
Purchases of securities held-to-maturity	(33,593)	(30,330)
Proceeds from the redemption of Federal Reserve Bank and Home Loan Bank stock	11,918	3,151
Net increase in loans	(310,269)	(228)
Proceeds from claims on BOLI, net of purchases	1,144	2,588
Proceeds from sales of OREO	42,379	27,071
Proceeds from sales of premises, furniture, and equipment	3	5,535
Purchases of premises, furniture, and equipment	(6,298)	(5,757)
Proceeds received from the FDIC in an FDIC-assisted transaction	21,996	-
Other cash proceeds received in an FDIC-assisted transaction	4,984	-
Net cash (used in) provided by investing activities	(390,221)	148,588
Financing Activities
Net increase in deposit accounts	197,162	115,132
Net (decrease) increase in borrowed funds	(31,636)	82,455
Payments for the retirement of subordinated debt	(20,004)	-
Cash dividends paid	(2,238)	(9,468)
Restricted stock activity	(1,414)	(1,117)
Excess tax (expense) benefit related to share-based compensation	(30)	83
Net cash provided by financing activities	141,840	187,085
Net (decrease) increase in cash and cash equivalents	(123,156)	476,557
Cash and cash equivalents at beginning of period	641,530	585,776
Cash and cash equivalents at end of period	$518,374	$1,062,333
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$33,383	$28,191
Non-cash transfer of loans held-for-investment to loans held-for-sale	92,292	10,015
Non-cash transfer of loans held-for-sale to loans held-for-investment	1,500	-
Non-cash transfer of OREO to premises, furniture, and equipment	-	841
Dividends declared but unpaid	749	746
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The accompanying statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K (“2011 10-K”).

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with GAAP and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Results for the nine months ended September 30, 2011 were restated in the Condensed Consolidated Statements of Income to correct a 2011 actuarial pension expense calculation related to the valuation of future early retirement benefits. For third quarter 2011, the adjustment increased pension expense by $295,000 and decreased income tax expense by $121,000, reducing net income by $174,000. For the nine months ended September 30, 2011, pension expense increased by $886,000, and income tax expense declined by $363,000, resulting in a net reduction to income of $523,000. This adjustment had no impact on earnings per common share for third quarter 2011, but reduced earnings per common share from $0.30 to $0.29 for the nine months ended September 30, 2011. In addition, there was a corresponding reduction to retained earnings of $523,000 for the nine months ended September 30, 2011 in the Consolidated Statements of Changes in Stockholders’ Equity.

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

The Company owns an interest in certain variable interest entities (“VIEs”) as described in Note 22, “Variable Interest Entities,” in the Company’s 2011 10-K. A VIE is a partnership, limited liability company, trust, or other legal entity that (i) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties or (ii) has investors that lack certain characteristics associated with owning a controlling financial interest. The VIEs are not consolidated in the Company’s financial statements since the Company is not the primary beneficiary of any of the VIEs.

The accounting policies related to loans and the allowance for credit losses are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2011 10-K.

Loans – Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned. Loans held-for-sale are carried at the lower of aggregate cost or fair value.

Purchased Impaired Loans – Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. In determining fair value of purchased impaired loans at acquisition date and in subsequent periods, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows, net of reimbursement from the FDIC, after the purchase date is recognized by recording a charge-off through the allowance for covered loan losses or establishing an allowance for covered loan losses.

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

Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses, the allowance for covered loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan and covered loan losses based on the methodology discussed below.

Allowance for loan losses - The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount. The value of the loan is measured based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e., a specific reserve) as a component of the allowance for loan losses or charges off the amount if it is a confirmed loss.

For corporate loans, the component of the allowance for loan losses based on a loss migration analysis examines actual loss experience for a rolling 8-quarter period and the related internal risk rating and category of loans charged-off, including any charge-off on TDRs. The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience. The loss component derived from this migration analysis is then adjusted for management’s estimate of losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•
Changes in the composition of the loan portfolio, trends in the volume and terms of loans, and trends in delinquent and non-accrual loans that could indicate historical trends do not reflect current conditions.

•	Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.
•	Changes in the experience, ability, and depth of credit management and other relevant staff.

•	Changes in the quality of the Company’s loan review system and Board of Directors oversight.
•	The existence and effect of any concentration of credit and changes in the level of concentrations, such as market, loan type, or risk rating.
•	Changes in the value of the underlying collateral for collateral-dependent loans.
•	Changes in the national and local economy that affect the collectability of various segments of the portfolio.
•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Company’s loan portfolio.

Allowance for covered loan losses - During third quarter 2012, the Company established an allowance for covered loan losses, which reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered loans. On a quarterly basis, the adequacy of this allowance is determined through a re-estimation of cash flows on all of the outstanding covered loans using a Probability of Default/Loss Given Default (“PD/LGD”) methodology. The PD/LGD model is an expected loss model that estimates future cash flows using a probability of default curve and loss given default estimates.

Reserve for unfunded commitments - The Company also maintains a reserve for unfunded commitments, including letters of credit, to provide for the risk of loss inherent in these arrangements. The reserve for unfunded commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

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

2.  RECENT EVENTS

Acquisition

On August 3, 2012, the Company acquired substantially all the assets of the former Waukegan Savings Bank (“Waukegan Savings”) in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to a loss sharing agreement with the FDIC. The transaction also included $72.7 million in deposits, which were comprised of $41.5 million in transactional deposits and $31.2 million in time deposits. As a result of the transaction, the Company also recorded $781,000 in core deposit intangibles.

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

Balance Sheet – Disclosures about Offsetting Assets and Liabilities: In December 2011, The FASB issued guidance on the presentation of offsetting assets and liabilities on the balance sheet. This guidance requires an entity to disclose both the gross information and net information regarding instruments and transactions eligible for offset such as derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. The statement is effective for annual and interim periods beginning on January 1, 2013, and management does not expect the adoption to materially impact the Company’s financial condition, results of operations, or liquidity.

Technical Corrections and Improvements: In October 2012, the FASB issued guidance to update the Accounting Standards Codification (the “Codification”) on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Although the updates do not introduce any new fair value measurement requirements and are not intended to result in a change in the current application of fair value or fundamentally change other principles of GAAP, they could result in changes to existing practices. Amendments that do not have transition guidance are effective immediately, and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. Management is evaluating the new guidance, but does not anticipate the adoption to materially impact the Company’s financial condition, results of operations, or liquidity.

Business Combinations – Indemnification Assets: In October 2012, the FASB issued guidance to resolve the current diversity in practice for the subsequent measurement of an indemnification asset recognized in a government-assisted transaction, such as an FDIC-assisted acquisition, that includes a loss-sharing agreement. The amendment clarifies that an indemnification asset be measured on the same basis as the indemnified asset or liability, subject to any contractual limitations on its amount, or management’s assessment of collectability for an indemnification asset that is not measured at fair value. This guidance does not affect the recognition or initial measurement of an indemnification asset. The amendments are to be applied prospectively to any new indemnification assets acquired beginning on or after December 15, 2012. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operation, or liquidity.

3.  SECURITIES

Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss. Securities classified as held-to-maturity are securities that management has the positive intent and ability to hold to maturity and are stated at cost.

Trading securities are reported at fair value. Net trading gains (losses) represent changes in the fair value of the trading securities portfolio and are included as a separate component of other noninterest income in the Condensed Consolidated Statements of Income.

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$2,003	$-	$(1)	$2,002	$5,060	$-	$(25)	$5,035
Collateralized residential mortgage obligations (“CMOs”)	511,242	4,054	(1,864)	513,432	383,828	2,622	(2,346)	384,104
Other residential mortgage-backed securities (“MBSs”)	128,750	6,399	(14)	135,135	81,982	5,732	(23)	87,691
Municipal securities	474,461	28,901	(47)	503,315	464,282	26,155	(366)	490,071
Collateralized debt obligations (“CDOs”)	46,633	-	(35,087)	11,546	48,759	-	(35,365)	13,394
Corporate debt securities	13,008	2,304	-	15,312	27,511	2,514	(11)	30,014
Equity securities:
Hedge fund investment	1,230	984	-	2,214	1,231	385	-	1,616
Other equity securities	8,296	330	-	8,626	958	123	-	1,081
Total equity securities	9,526	1,314	-	10,840	2,189	508	-	2,697
Total	$1,185,623	$42,972	$(37,013)	$1,191,582	$1,013,611	$37,531	$(38,136)	$1,013,006
Securities Held-to-Maturity
Municipal securities	$41,944	$3,689	$-	$45,633	$60,458	$1,019	$-	$61,477
Trading Securities (1)				$15,512				$14,469

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$10,118	$10,044	$7,003	$7,619
One year to five years	364,520	361,848	10,368	11,280
Five years to ten years	91,830	91,157	8,409	9,148
After ten years	69,637	69,126	16,164	17,586
CMOs	511,242	513,432	-	-
Other residential MBSs	128,750	135,135	-	-
Equity securities	9,526	10,840	-	-
Total	$1,185,623	$1,191,582	$41,944	$45,633

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $650.1 million at September 30, 2012 and $592.7 million at December 31, 2011. No securities held-to-maturity were pledged as of September 30, 2012 or December 31, 2011.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities (losses) gains in the Condensed Consolidated Statements of Income. The cost of securities sold is recorded using the specific identification method.

Securities (Losses) Gains
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$38,574	$80,126	$50,633	$177,456
(Losses) gains on sales of securities:
Gross realized gains	$131	$671	$1,734	$3,453
Gross realized losses	(348)	(45)	(601)	(756)
Net realized (losses) gains on securities sales	(217)	626	1,133	2,697
Non-cash impairment charges:
Other-than-temporary impairment (“OTTI”)	-	(641)	(2,328)	(641)
Portion of OTTI recognized in other comprehensive income	-	464	186	464
Net non-cash impairment charges	-	(177)	(2,142)	(177)
Net realized (losses) gains	$(217)	$449	$(1,009)	$2,520
Income tax (benefit) expense on net realized (losses) gains	$(89)	$184	$(413)	$1,031
Net trading gains (losses) (1)	$685	$(2,352)	$1,511	$(1,610)

(1)	All net trading gains (losses) relate to trading securities still held as of September 30, 2012 and September 30, 2011.

The non-cash impairment charges in the table above primarily relate to OTTI charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate. Fair values are computed by discounting future projected cash flows at the London Interbank Offered Rate (“LIBOR”) plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
CDO Number	2012	2011	2012	2011	Life-to-Date
1	$-	$-	$-	$-	$10,360
2	-	-	1,535	-	9,403
3	-	177	591	177	2,161
4	-	-	-	-	1,078
5	-	-	-	-	8,570
6	-	-	-	-	243
7	-	-	-	-	6,750
	$-	$177	$2,126	$177	$38,565

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cumulative amount recognized at beginning of period	$38,667	$35,589	$36,525	$35,589
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	-	177	2,142	177
Losses recognized on securities that did not previously have credit losses	-	-	-	-
Cumulative amount recognized at end of period	$38,667	$35,766	$38,667	$35,766

(1)	Included in net securities (losses) gains in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2012 and December 31, 2011.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2012
U.S. agency securities	1	$2,002	$1	$-	$-	$2,002	$1
CMOs	34	216,137	1,722	7,167	142	223,304	1,864
Other residential MBOs	4	517	1	103	13	620	14
Municipal securities	9	2,473	14	3,128	33	5,601	47
CDOs	6	-	-	11,546	35,087	11,546	35,087
Total	54	$221,129	$1,738	$21,944	$35,275	$243,073	$37,013

As of December 31, 2011
U.S. agency securities	2	$-	$-	$5,035	$25	$5,035	$25
CMOs	30	163,819	1,818	12,628	528	176,447	2,346
Other residential MBOs	4	182	17	1,072	6	1,254	23
Municipal securities	19	934	2	7,857	364	8,791	366
CDOs	6	-	-	13,394	35,365	13,394	35,365
Corporate debt securities	1	2,157	11	-	-	2,157	11
Total	62	$167,092	$1,848	$39,986	$36,288	$207,078	$38,136

Approximately 99% of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss on these securities as of September 30, 2012 represents an OTTI. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of September 30, 2012 reflect the market’s unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. As of September 30, 2012, the portion of OTTI on these securities recognized in accumulated other comprehensive loss (i.e., not related to credit deterioration) totaled $35.1 million.

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

4.  LOANS

Loans Held-for-Investment

Loans that the Company intends to hold until they are paid in full or mature are classified as loans held-for-investment. The following table presents the Company’s loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
Commercial and industrial	$1,610,169	$1,458,446
Agricultural	259,787	243,776
Commercial real estate:
Office, retail, and industrial	1,330,331	1,299,082
Multi-family	309,509	288,336
Residential construction	61,920	105,836
Commercial construction	136,509	144,909
Other commercial real estate	780,712	888,146
Total commercial real estate	2,618,981	2,726,309
Total corporate loans	4,488,937	4,428,531
Home equity	397,506	416,194
1-4 family mortgages	292,908	201,099
Installment loans	38,994	42,289
Total consumer loans	729,408	659,582
Total loans, excluding covered loans	5,218,345	5,088,113
Covered loans (1)	216,610	260,502
Total loans	$5,434,955	$5,348,615
Deferred loan fees included in total loans	$6,460	$7,828
Overdrawn demand deposits included in total loans	$2,816	$2,850

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

The Company primarily lends to small and mid-sized commercial and industrial businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company seeks to diversify its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures.

Loans Held-for-Sale

During third quarter 2012, the Company identified $171.1 million of certain performing potential problem loans and non-performing loans for accelerated disposition wholesale loan transactions. The Company determined that the loans met the held-for-sale criteria in connection with the preparation of the quarterly financial statements, and transferred them into the held-for-sale category at the lower of the recorded investment in the loan or the estimated fair value of the loan, which resulted in charge-offs of $80.3 million. The fair value was determined by the estimated bid price of a potential sale. The transactions are expected to close in fourth quarter 2012. Refer to Note 13, “Subsequent Events,” for additional detail.

In addition, the Company sold two other non-performing commercial real estate loans totaling $4.2 million during the first six months of 2012.

Loans Transferred to Held-for-Sale as of September 30, 2012
 (Dollar amounts in thousands)

	Carrying Amount of Loans Prior to Transfer to Held-for-Sale
	Pass	Substandard/ Special Mention	Non-accrual	Total	Charge-offs at Date of Transfer	Carrying Amount (1)
Commercial and industrial	$2,868	$23,728	$21,796	$48,392	$22,508	$25,101
Agricultural	-	7,411	1,308	8,719	4,356	4,353
Commercial real estate:
Office, retail, and industrial	4,272	24,975	20,653	49,900	23,696	26,144
Multi-family	-	2,380	1,829	4,209	1,859	2,349
Residential construction	-	7,953	6,900	14,853	5,690	9,252
Commercial construction	-	2,032	2,026	4,058	1,850	2,208
Other commercial real estate	855	29,602	8,971	39,428	19,438	19,976
Total commercial real estate	5,127	66,942	40,379	112,448	52,533	59,929
Home equity	1,303	-	30	1,333	773	558
1-4 family mortgages	160	-	-	160	90	70
Total consumer	1,463	-	30	1,493	863	628
Total loans transferred to held-for-sale	$9,458	$98,081	$63,513	$171,052	$80,260	$90,011

(1)	The carrying amount as of September 30, 2012 includes $781,000 in payments received subsequent to the transfer to held-for-sale.

5.  COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets of three financial institutions in FDIC-assisted transactions, which are subject to loss sharing agreements. Most loans and OREO acquired in these acquisitions are covered by loss sharing agreements with the FDIC (the “FDIC Agreements”), whereby the FDIC will reimburse the Company for the majority of any losses incurred on these assets. A more detailed discussion of these transactions is presented in Note 5, “Covered Assets,” in the Company’s 2011 10-K.

Covered Assets
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
Home equity lines (1)	$44,529	$45,451
Purchased impaired loans (2)	142,324	178,025
Other covered loans (3)	29,757	37,026
Total covered loans	216,610	260,502
FDIC indemnification asset	47,191	65,609
Covered OREO	8,729	23,455
Total covered assets	$272,530	$349,566
Covered non-accrual loans	$16,372	$19,879
Covered loans past due 90 days or more and still accruing interest	$34,554	$43,347

(1)	These loans are open-end consumer loans that are not categorized as purchased impaired loans.
(2)	Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows.
(3)	These are loans that did not have evidence of credit deterioration on the date of acquisition.

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

The accounting policies related to purchased impaired loans are presented in Note 1, “Summary of Significant Accounting Policies.” Accounting for the related FDIC indemnification asset is presented in Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2011 10-K.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$58,302	$95,752	$65,609	$95,899
Amortization	(6,146)	(4,374)	(10,642)	(8,871)
Expected reimbursements from the FDIC for changes in expected credit losses (1)	250	6,507	10,022	28,341
Payments received from the FDIC	(5,215)	(34,377)	(17,798)	(51,861)
Balance at end of period	$47,191	$63,508	$47,191	$63,508

(1)
The increases in the indemnification asset were a result of decreases in expected cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$48,980	$55,606	$52,147	$63,616
Accretion	(4,689)	(7,892)	(15,870)	(28,420)
Net reclassifications (to) from non-accretable difference (1)	(6,348)	(2,657)	1,666	9,861
Balance at end of period	$37,943	$45,057	$37,943	$45,057

(1)	Amount represents a (decrease) increase in the estimated cash flows to be collected over the remaining estimated life of the underlying covered loan portfolios.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of September 30, 2012 and December 31, 2011. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date. During third quarter 2012, the Company elected to adjust existing remediation strategies for $223.4 million of non-performing and performing potential problem loans, resulting in charge-offs of $99.1 million. The majority of these loans were transferred to held-for-sale in anticipation of wholesale loan transactions to be completed during fourth quarter 2012 as discussed in Note 4, “Loans”. The remaining $52.4 million were non-performing loans that were resolved through foreclosure or performing loans transferred to non-accrual. These actions drove improvements in past due and non-accrual loan balances as of September 30, 2012.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
September 30, 2012
Commercial and industrial	$1,578,417	$4,054	$27,698	$31,752	$1,610,169	$31,102	$2,885
Agricultural	258,330	373	1,084	1,457	259,787	1,204	-
Commercial real estate:
Office, retail, and industrial	1,303,021	5,089	22,221	27,310	1,330,331	22,624	439
Multi-family	307,358	414	1,737	2,151	309,509	2,028	219
Residential construction	56,015	1,155	4,750	5,905	61,920	4,750	-
Commercial construction	128,389	86	8,034	8,120	136,509	4,423	3,611
Other commercial real estate	756,931	8,067	15,714	23,781	780,712	21,284	1,313
Total commercial real estate	2,551,714	14,811	52,456	67,267	2,618,981	55,109	5,582
Total corporate loans	4,388,461	19,238	81,238	100,476	4,488,937	87,415	8,467
Home equity	384,831	5,841	6,834	12,675	397,506	6,262	1,989
1-4 family mortgages	283,492	2,042	7,374	9,416	292,908	5,901	2,050
Installment loans	38,638	279	77	356	38,994	1	76
Total consumer loans	706,961	8,162	14,285	22,447	729,408	12,164	4,115
Total loans, excluding covered loans	5,095,422	27,400	95,523	122,923	5,218,345	99,579	12,582
Covered loans	158,800	9,365	48,445	57,810	216,610	16,372	34,554
Total loans	$5,254,222	$36,765	$143,968	$180,733	$5,434,955	$115,951	$47,136
December 31, 2011
Commercial and industrial	$1,415,165	$13,731	$29,550	$43,281	$1,458,446	$44,152	$4,991
Agricultural	242,727	30	1,019	1,049	243,776	1,019	-
Commercial real estate:
Office, retail, and industrial	1,276,920	2,931	19,231	22,162	1,299,082	30,043	1,040
Multi-family	281,943	1,121	5,272	6,393	288,336	6,487	-
Residential construction	87,606	2,164	16,066	18,230	105,836	18,076	-
Commercial construction	129,310	320	15,279	15,599	144,909	23,347	-
Other commercial real estate	849,066	6,372	32,708	39,080	888,146	51,447	1,707
Total commercial real estate	2,624,845	12,908	88,556	101,464	2,726,309	129,400	2,747
Total corporate loans	4,282,737	26,669	119,125	145,794	4,428,531	174,571	7,738
Home equity	402,842	6,112	7,240	13,352	416,194	7,407	1,138
1-4 family mortgages	192,646	3,712	4,741	8,453	201,099	5,322	-
Installment loans	41,288	625	376	1,001	42,289	25	351
Total consumer loans	636,776	10,449	12,357	22,806	659,582	12,754	1,489
Total loans, excluding covered loans	4,919,513	37,118	131,482	168,600	5,088,113	187,325	9,227
Covered loans	195,289	7,853	57,360	65,213	260,502	19,879	43,347
Total loans	$5,114,802	$44,971	$188,842	$233,813	$5,348,615	$207,204	$52,574

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$118,682	$139,831	$121,962	$145,072
Loan and covered loan charge-offs	(127,120)	(29,998)	(173,487)	(79,315)
Recoveries on previous loan and covered loan charge-offs	1,592	1,033	4,011	6,854
Net loan and covered loan charge-offs	(125,528)	(28,965)	(169,476)	(72,461)
Provision for loan and covered loan losses	111,791	20,425	152,459	58,680
Balance at end of period	$104,945	$131,291	$104,945	$131,291
Allowance for loan and covered loan losses	$102,445	$128,791	$102,445	$128,791
Reserve for unfunded commitments	2,500	2,500	2,500	2,500
Total allowance for credit losses	$104,945	$131,291	$104,945	$131,291

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans (1)	Total Allowance
Nine months ended September 30, 2012
Balance at beginning of period	$46,017	$16,012	$5,067	$14,563	$24,471	$14,843	$989	$121,962
Charge-offs	(59,715)	(37,561)	(3,242)	(13,649)	(48,006)	(8,164)	(3,150)	(173,487)
Recoveries on previous charge-offs	2,569	311	165	346	46	574	-	4,011
Net charge-offs	(57,146)	(37,250)	(3,077)	(13,303)	(47,960)	(7,590)	(3,150)	(169,476)
Provision for loan and covered loan losses	48,773	33,212	1,983	6,801	44,616	5,516	11,558	152,459
Balance at end of period	$37,644	$11,974	$3,973	$8,061	$21,127	$12,769	$9,397	$104,945
Nine months ended September 30, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Charge-offs	(22,815)	(4,395)	(9,445)	(11,397)	(17,018)	(8,021)	(6,224)	(79,315)
Recoveries on previous charge-offs	2,952	60	74	2,830	623	315	-	6,854
Net charge-offs	(19,863)	(4,335)	(9,371)	(8,567)	(16,395)	(7,706)	(6,224)	(72,461)
Provision for loan and covered loan losses	19,217	224	9,985	(1,295)	13,637	9,665	7,247	58,680
Balance at end of period	$48,899	$16,647	$4,610	$18,071	$27,111	$14,930	$1,023	$131,291

(1)
For the nine months ended September 30, 2012, the allowance for credit losses on covered loans consists of an $8.4 million allowance on covered purchased impaired loans and a $966,000 allowance on covered open-end consumer loans that are not categorized as purchased impaired loans. For the same period in 2011, the allowance for credit losses on covered loans consists a $1.0 million allowance on covered open-end consumer loans that are not categorized as purchased impaired loans.

Impaired Loans

A portion of the Company’s allowance for credit losses is allocated to impaired loans. Impaired loans consist of corporate non-accrual loans and TDRs. Smaller homogeneous loans, such as home equity, installment, and 1-4 family mortgages, as well as purchased impaired loans  are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$46,143	$76,397
Impaired loans with no specific related allowance for credit losses (2)	35,607	83,090
Total impaired loans individually evaluated for impairment	81,750	159,487
Corporate non-accrual loans not individually evaluated for impairment (3)	5,665	15,084
Total corporate non-accrual loans	87,415	174,571
TDRs, still accruing interest	6,391	17,864
Total impaired loans	$93,806	$192,435
Valuation allowance related to impaired loans	$13,988	$26,095

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

For purchased impaired loans, the present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for covered loan losses or establishing an allowance for covered loan losses.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
September 30, 2012
Commercial, industrial, and agricultural	$29,454	$1,840,502	$1,869,956	$10,627	$27,017	$37,644
Commercial real estate:
Office, retail, and industrial	22,036	1,308,295	1,330,331	1,413	10,561	11,974
Multi-family	1,447	308,062	309,509	80	3,893	3,973
Residential construction	4,512	57,408	61,920	173	7,888	8,061
Other commercial real estate	24,301	892,920	917,221	1,695	19,432	21,127
Total commercial real estate	52,296	2,566,685	2,618,981	3,361	41,774	45,135
Total corporate loans	81,750	4,407,187	4,488,937	13,988	68,791	82,779
Consumer	-	729,408	729,408	-	12,769	12,769
Total loans, excluding covered loans	81,750	5,136,595	5,218,345	13,988	81,560	95,548
Covered loans (1)	-	216,610	216,610	-	9,397	9,397
Total loans included in the calculation of the allowance for credit losses	$81,750	$5,353,205	$5,434,955	$13,988	$90,957	$104,945
December 31, 2011
Commercial, industrial, and agricultural	$37,385	$1,664,837	$1,702,222	$14,827	$31,190	$46,017
Commercial real estate:
Office, retail, and industrial	28,216	1,270,866	1,299,082	1,507	14,505	16,012
Multi-family	5,589	282,747	288,336	20	5,047	5,067
Residential construction	17,378	88,458	105,836	2,502	12,061	14,563
Other commercial real estate	70,919	962,136	1,033,055	7,239	17,232	24,471
Total commercial real estate	122,102	2,604,207	2,726,309	11,268	48,845	60,113
Total corporate loans	159,487	4,269,044	4,428,531	26,095	80,035	106,130
Consumer	-	659,582	659,582	-	14,843	14,843
Total loans, excluding covered loans	159,487	4,928,626	5,088,113	26,095	94,878	120,973
Covered loans (2)	-	45,451	45,451	-	989	989
Total loans included in the calculation of the allowance for credit losses	$159,487	$4,974,077	$5,133,564	$26,095	$95,867	$121,962
(1)
The allowance for credit losses consists of an $8.4 million allowance on covered purchased impaired loans, which was established during third quarter 2012, and a $966,000 allowance on covered open-end consumer loans that are not categorized as purchased impaired loans.

(2)	Amounts consist of covered open-end consumer loans that are not categorized as purchased impaired loans and the related allowance for credit losses of $989,000.

The following table presents loans, excluding covered loans, individually evaluated for impairment by class of loan as of September 30, 2012 and December 31, 2011.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	September 30, 2012				December 31, 2011
	Recorded Investment In				Recorded Investment In
	Loans with No Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Specific Allowance for Credit Losses Allocated	Loans with No Related Allowance for Credit Losses	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Specific Allowance for Credit Losses Allocated
Commercial and industrial	$9,707	$19,023	$60,808	$10,627	$10,801	$26,028	$58,591	$14,827
Agricultural	724	-	892	-	556	-	556	-
Commercial real estate:
Office, retail, and industrial	9,540	12,496	38,896	1,413	11,897	16,319	33,785	1,507
Multi-family	646	801	3,433	80	5,072	517	11,265	20
Residential construction	4,009	503	12,134	173	9,718	7,660	33,124	2,502
Commercial construction	3,550	876	9,139	37	19,019	3,790	28,534	758
Other commercial real estate	7,431	12,444	29,701	1,658	26,027	22,083	70,868	6,481
Total commercial real estate	25,176	27,120	93,303	3,361	71,733	50,369	177,576	11,268
Total impaired loans individually evaluated for impairment	$35,607	$46,143	$155,003	$13,988	$83,090	$76,397	$236,723	$26,095

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment Balance	Interest Income Recognized (1)	Average Recorded Investment Balance	Interest Income Recognized (1)
Commercial and industrial	$50,777	$94	$48,982	$51
Agricultural	1,117	-	1,463	-
Commercial real estate:
Office, retail, and industrial	35,874	2	30,423	30
Multi-family	7,680	-	12,226	6
Residential construction	17,658	1	34,828	27
Commercial construction	21,397	-	23,818	-
Other commercial real estate	41,085	38	26,143	23
Total commercial real estate	123,694	41	127,438	86
Total impaired loans individually evaluated for impairment	$175,588	$135	$177,883	$137

(1)	Interest income on impaired loans is recorded using the cash basis of accounting.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2012			As of December 31, 2011
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$172	$2,827	$2,999	$1,451	$897	$2,348
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	-	2,407	2,407	1,742	-	1,742
Multi-family	-	150	150	11,107	1,758	12,865
Residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	14,006	14,006
Other commercial real estate	5,090	5,707	10,797	227	11,417	11,644
Total commercial real estate	5,090	8,264	13,354	13,076	27,181	40,257
Total corporate loans	5,262	11,091	16,353	14,527	28,078	42,605
Home equity	22	237	259	1,093	471	1,564
1-4 family mortgages	1,107	1,059	2,166	2,089	1,293	3,382
Installment loans	-	-	-	155	-	155
Total consumer loans	1,129	1,296	2,425	3,337	1,764	5,101
Total loans	$6,391	$12,387	$18,778	$17,864	$29,842	$47,706

(1)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2012 and September 30, 2011.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Nine months ended September 30, 2012
Commercial and industrial	2	$2,793	$-	$-	$170	$2,623
Office, retail, and industrial	2	2,416	-	-	-	2,416
Other commercial real estate	7	11,906	-	-	652	11,254
1-4 family mortgages	4	563	-	4	-	567
Total TDRs restructured during the period	15	$17,678	$-	$4	$822	$16,860
Nine months ended September 30, 2011
Commercial and industrial	10	$886	$-	$7	$-	$893
Office, retail, and industrial	3	3,407	293	9	-	3,709
Other commercial real estate	1	174	-	74	-	248
Home equity	8	508	-	16	-	524
1-4 family mortgages	12	1,236	-	89	-	1,325
Installment loans	1	151	-	4	-	155
Total TDRs restructured during the period	35	$6,362	$293	$199	$-	$6,854

The Company may record specific reserves in the allowance for loan losses for TDRs. The value of the loan is estimated by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the fair value of the underlying collateral, less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a specific reserve as a component of the allowance for loan losses or charges off the impaired balance if it determines that it is a confirmed loss. TDRs had related specific reserves totaling $3.0 million as of September 30, 2012 and $94,000 as of December 31, 2011.

Accruing TDRs that have payment defaults and do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the nine months ended September 30, 2012 and September 30, 2011 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Office, retail, and industrial	2	$837	1	$397
Other commercial real estate	2	717	-	-
Home equity	-	-	1	83
1-4 family mortgages	1	62	1	141
Total restructured loans	5	$1,616	3	$621

There were no commitments to lend additional funds to borrowers with TDRs as of September 30, 2012 or December 31, 2011.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
September 30, 2012
Commercial and industrial	$1,534,695	$39,966	$4,406	$31,102	$1,610,169
Agricultural	256,772	1,811	-	1,204	259,787
Commercial real estate:
Office, retail, and industrial	1,232,427	58,325	16,955	22,624	1,330,331
Multi-family	305,827	1,654	-	2,028	309,509
Residential construction	34,954	13,867	8,349	4,750	61,920
Commercial construction	106,726	14,318	11,042	4,423	136,509
Other commercial real estate	714,296	14,725	30,407	21,284	780,712
Total commercial real estate	2,394,230	102,889	66,753	55,109	2,618,981
Total corporate loans	$4,185,697	$144,666	$71,159	$87,415	$4,488,937
December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$44,152	$1,458,446
Agricultural	232,270	10,487	-	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	30,043	1,299,082
Multi-family	275,031	5,803	1,015	6,487	288,336
Residential construction	48,806	27,198	11,756	18,076	105,836
Commercial construction	92,568	23,587	5,407	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	51,447	888,146
Total commercial real estate	2,309,644	208,224	79,041	129,400	2,726,309
Total corporate loans	$3,850,726	$276,577	$126,657	$174,571	$4,428,531

	Performing	Non-accrual	Total
September 30, 2012
Home equity	$391,244	$6,262	$397,506
1-4 family mortgages	287,007	5,901	292,908
Installment loans	38,993	1	38,994
Total consumer loans	$717,244	$12,164	$729,408
December 31, 2011
Home equity	$408,787	$7,407	$416,194
1-4 family mortgages	195,777	5,322	201,099
Installment loans	42,264	25	42,289
Total consumer loans	$646,828	$12,754	$659,582

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

7.  SENIOR AND SUBORDINATED DEBT

The following table presents the Company’s senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)
	September 30, 2012	December 31, 2011
5.875% senior notes due in 2016
Principal amount	$115,000	$115,000
Discount	(508)	(600)
Total senior notes due in 2016	114,492	114,400
5.85% subordinated notes due in 2016
Principal amount	50,500	50,500
Discount	(20)	(24)
Total subordinated notes due in 2016	50,480	50,476
6.95% junior subordinated debentures due in 2033
Principal amount	66,253	87,351
Discount	(54)	(74)
Total junior subordinated debentures due in 2033	66,199	87,277
Total senior and subordinated debt	$231,171	$252,153

The Company’s senior and subordinated debt issuances are described in Note 11, “Senior and Subordinated Debt,” in the Company’s 2011 10-K.

In first quarter 2012, the Company repurchased and retired $21.1 million out of a total of $87.4 million of 6.95% junior subordinated debentures at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000, which is included in other noninterest income in the Condensed Consolidated Statement of Income.

8. EARNINGS PER COMMON SHARE

Basic and Diluted (Loss) Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(48,527)	$8,942	$(34,270)	$29,639
Preferred dividends	-	(2,413)	-	(7,238)
Accretion on preferred stock	-	(173)	-	(511)
Net loss (income) applicable to non-vested restricted shares	715	(93)	500	(330)
Net (loss) income applicable to common shares	$(47,812)	$6,263	$(33,770)	$21,560
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,742	73,361	73,636	73,258
Dilutive effect of common stock equivalents	-	-	-	-
Weighted-average diluted common shares outstanding	73,742	73,361	73,636	73,258
Basic (loss) earnings per share	$(0.65)	$0.09	$(0.46)	$0.29
Diluted (loss) earnings per share	$(0.65)	$0.09	$(0.46)	$0.29
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	1,740	3,561	1,786	3,637

(1)	Represents outstanding stock options (and a common stock warrant for the 2011 periods) for which the exercise price is greater than the average market price of the Company’s common stock.

9.  INCOME TAXES

Income Tax (Benefit) Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) income before income tax (benefit) expense	$(85,520)	$10,525	$(69,346)	$33,851
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(29,391)	$804	$(28,420)	$3,281
State income tax (benefit) expense	(7,602)	779	(6,656)	931
Total income tax (benefit) expense	$(36,993)	$1,583	$(35,076)	$4,212
Effective income tax rate	43.3%	15.0%	50.6%	12.4%

Federal income tax (benefit) expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax (loss) income and state income taxes. State income tax (benefit) expense and the related effective tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax (loss) income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

The Company had an income tax benefit for both 2012 periods presented compared to income tax expense for the same periods in 2011 due to the pre-tax losses in the 2012 periods compared to the pre-tax income in the 2011 periods.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2011 10-K.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2011 10-K.

During the nine months ended September 30, 2012 and 2011, the Company hedged the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The fair values of the fair value hedges and the related amount of hedge ineffectiveness were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of September 30, 2012 or December 31, 2011. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
Commitments to extend credit:
Commercial and industrial	$692,683	$609,601
Commercial real estate	172,593	139,574
Home equity lines	251,447	257,315
1-4 family real estate construction	19,771	13,300
Credit card lines	24,621	21,257
Overdraft protection program (1)	177,620	178,699
All other commitments	91,717	129,015
Total commitments	$1,430,452	$1,348,761
Letters of credit:
1-4 family real estate construction	$6,011	$8,661
Commercial real estate	52,718	49,373
All other	54,875	58,532
Total letters of credit	$113,604	$116,566
Unamortized fees associated with letters of credit (2)	$697	$668
Remaining weighted-average term (in months)	13.84	9.62
Remaining lives (in years)	0.1 to 11.8	0.1 to 12.6
Forward committed advance with FHLB:
Amount of advance	$200,000	$-
Interest rate	2.05%
Expected settlement date	May 19, 2014	-
Maturity date	May 20, 2019	-

(1)
Federal regulations regarding electronic fund transfers require consumers to affirmatively consent to a financial institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers are provided a specific line for the amount they may overdraw.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral, including real estate, production plants and property, marketable securities, or receipt of cash.

The Company entered into a forward commitment with the FHLB to take advantage of the current low market rates for future funding. The advance has a prepayment feature allowing the Company to prepay the advance below par if the prepayment calculation indicates a discount.

Legal Proceedings

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint has been amended several times. The most recent amendment to this complaint was filed on October 1, 2012 by the plaintiffs. The Bank filed a motion to dismiss this new complaint. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges that these practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.  The Company believes that the new complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

As of September 30, 2012, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2012.

12.  FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed for reporting purposes. Refer to the “Financial Instruments Not Required to be Measured at Fair Value” section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the underlying value of the Company.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,445	$-	$-	$1,565	$-	$-
Mutual funds	14,067	-	-	12,904	-	-
Total trading securities	15,512	-	-	14,469	-	-
Securities available-for-sale:
U.S. agency securities	-	2,002	-	-	5,035	-
CMOs	-	513,432	-	-	384,104	-
Other residential MBSs	-	135,135	-	-	87,691	-
Municipal securities	-	503,315	-	-	490,071	-
CDOs	-	-	11,546	-	-	13,394
Corporate debt securities	-	15,312	-	-	30,014	-
Hedge fund investment	-	2,214	-	-	1,616	-
Other equity securities	42	8,584	-	41	1,040	-
Total securities available- for-sale	42	1,179,994	11,546	41	999,571	13,394
Mortgage servicing rights (1)	-	-	818	-	-	929
Liabilities:
Derivative liabilities (2)	$-	$2,433	$-	$-	$2,459	$-

(1)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

CDOs – CDOs are classified in level 3 of the fair value hierarchy.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$11,082	$16,487	$13,394	$14,858
Total income (loss):
Included in earnings (1)	-	(177)	(2,126)	(177)
Included in other comprehensive income (2)	464	(2,093)	278	(464)
Balance at end of period (3)	$11,546	$14,217	$11,546	$14,217
Change in unrealized losses recognized in earnings related to securities still held at end of period	$-	$(177)	$(2,126)	$(177)

(1)	Included in net securities (losses) gains in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.
(2)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.
(3)	There were no purchases, sales, issuances, or settlements of CDOs during the periods presented.

The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology relies on credit analysis and review of historical financial data for each of the issuers of the securities underlying the individual CDO (the “Issuers”) to estimate the cash flows. These estimates are highly subjective and sensitive to several significant, unobservable inputs, including prepayment assumptions, default probabilities, loss given default assumptions, and deferral cure probabilities. The cash flows for each Issuer are then discounted to the present values using LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors. Finally, the discounted cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO. Specific information for each CDO, as well as the significant unobservable assumptions, is presented in the following table.

Characteristics of CDOs and Unobservable Inputs Significant
to the Valuation of CDOs as of September 30, 2012
(Dollar amounts in thousands)

	CDO Number (1)
	1	2	3	4	5	6
Characteristics:
Class (2)	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,597	12,478	13,922	1,317	6,179
Fair value	2,560	260	2,980	3,947	359	1,440
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	46	56	62	63	56	78
Percent of Issuers currently performing	76.1%	76.8%	77.4%	54.0%	58.9%	65.4%
Current deferral and default percent (3)	17.6%	17.6%	11.8%	38.0%	45.1%	29.4%
Expected future deferral and default percent (4)	20.4%	17.7%	15.9%	30.3%	32.0%	16.1%
Excess subordination percent (5)	0.0%	0.0%	1.9%	0.0%	0.0%	2.4%
Discount rate risk adjustment (6)	14.5%	15.5%	14.5%	13.5%	14.5%	13.0%
Significant unobservable assumptions, weighted average of Issuers:
Probability of prepayment	8.9%	4.9%	3.9%	7.1%	7.3%	2.6%
Probability of default	23.3%	28.2%	22.4%	28.8%	40.7%	31.0%
Loss given default	88.1%	88.6%	89.7%	92.6%	92.6%	94.7%
Probability of deferral cure	43.1%	25.3%	23.3%	52.4%	38.9%	39.8%

(1)	The Company has a seventh CDO, but no information is reported for that CDO since the security had an amortized cost and fair value of zero as of September 30, 2012.
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

Mortgage Servicing Rights

The Company services loans for others totaling $69.1 million as of September 30, 2012 and $78.6 million as of December 31, 2011. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, “Fair Value,” in the Company’s 2011 10-K.

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

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$74,300	$-	$-	$96,220
OREO (1)	-	-	45,216	-	-	57,430
Loans held-for-sale	-	-	90,011	-	-	4,200
Assets held-for-sale (2)	-	-	7,318	-	-	7,933

(1)	Includes covered OREO.
(2)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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

Other Real Estate Owned

OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, properties are recorded at the lower of the recorded investment in the related loan(s) or the fair value, which represents the current appraised value of the properties, less estimated selling costs ranging from 0% - 6%. In certain circumstances, a current appraisal may not be available or the current appraised value may not represent an accurate measurement of the property’s fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any write-downs of the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for loan losses.

Subsequent to the initial transfer, periodic impairment analyses of OREO are performed, and new appraisals are obtained as necessary taking into consideration current real estate market trends and adjustments to listing prices. Any valuation adjustments of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in the Company’s operating results in the period in which they occur.

Loans Held-for-Sale

During third quarter 2012, the Company identified certain performing and non-performing loans for accelerated disposition through wholesale loan transactions. The Company determined that the loans met the held-for-sale criteria and transferred them into the held-for-sale category at the lower of the recorded investment in the loan or the estimated fair value as determined by the estimated bid price of the potential sale.

As of December 31, 2011, loans held-for-sale consisted of one office loan and one other commercial real estate loan. The loans were  transferred into the held-for-sale category at the sales contract price. Accordingly, the loans held-for-sale were classified in level 3 of the fair value hierarchy.

Assets Held-for-Sale

As of September 30, 2012, two properties were classified as held-for-sale. For one office property, the Company entered into a final sales agreement in third quarter 2012, resulting in a $1.3 million valuation adjustment charged to noninterest expense. In addition, a former branch was transferred to held-for-sale in September 2012. Prior to the transfer, the Company entered into a definitive sales agreement, which is expected to close during fourth quarter 2012. Since the fair value of both properties is based on the lower of carrying value or sales contract price, they are classified in level 3 of the fair value hierarchy.

Fair Value Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Charged to allowance for loan and covered loan losses:
Collateral-dependent impaired loans	$43,414	$26,137	$79,828	$62,406
Loans held-for-sale	80,260	1,596	82,647	1,796
Charged to earnings:
OREO	1,410	674	3,924	3,309
Assets held-for-sale	1,255	75	1,255	1,111

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment.

If the impairment testing results in impairment, the Company will classify goodwill and other intangible assets as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” in the Company’s 2011 10-K.

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Financial Instruments Not Required to be Measured at Fair Value
(Dollar amounts in thousands)

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Cash and due from banks	$124,447	$124,447	$-	$-	$123,354	$123,354	$-	$-
Interest-bearing deposits in other banks	393,927	-	393,927	-	518,176	-	518,176	-
Securities held-to-maturity:
Municipal securities	41,944	-	45,633	-	60,458	-	61,477	-
Loans, net of allowance for loan losses:
Commercial and industrial	1,610,169	-	-	1,614,183	1,458,446	-	-	1,460,972
Agricultural	259,787	-	-	258,274	243,776	-	-	243,035
Office, retail, and industrial	1,330,331	-	-	1,338,700	1,299,082	-	-	1,303,288
Multi-family	309,509	-	-	310,937	288,336	-	-	290,645
Residential construction	61,920	-	-	62,085	105,836	-	-	106,145
Commercial construction	136,509	-	-	136,791	144,909	-	-	145,305
Other commercial real estate	780,712	-	-	784,255	888,146	-	-	890,275
Home equity	397,506	-	-	385,692	416,194	-	-	394,404
1-4 family mortgages	292,908	-	-	305,045	201,099	-	-	206,115
Installment loans	38,994	-	-	39,423	42,289	-	-	43,030
Covered loans	216,610	-	-	247,593	260,502	-	-	288,021
Allowance for loan and covered loan losses	(102,445)	-	-	(102,445)	(119,462)	-	-	(119,462)
Loans, net of allowance for loan and covered loan losses	5,332,510	-	-	5,380,533	5,229,153	-	-	5,251,773
FDIC indemnification asset	47,191	-	-	28,113	65,609	-	-	37,173
Accrued interest receivable	30,688	-	-	30,688	29,826	-	-	29,826
Investment in BOLI	206,043	-	-	206,043	206,235	-	-	206,235
Liabilities:
Deposits
Demand deposits	$1,773,928	$-	$1,773,928	$-	$1,593,773	$-	$1,593,773	$-
Savings deposits	1,052,426	-	1,052,426	-	970,016	-	970,016	-
NOW accounts	1,148,612	-	1,148,612	-	1,057,887	-	1,057,887	-
Money market deposits	1,278,692	-	1,278,692	-	1,198,382	-	1,198,382	-
Time deposits	1,495,397	-	1,496,432	-	1,659,117	-	1,659,251	-
Total deposits	6,749,055	-	6,750,090	-	6,479,175	-	6,479,309	-
Borrowed funds	183,691	-	187,191	-	205,371	-	208,728	-
Senior and subordinated debt	231,171	235,738	-	-	252,153	237,393	-	-
Accrued interest payable	6,740	-	6,740	-	4,019	-	4,019	-
Standby letters of credit	697	-	697	-	668	-	668	-

Management uses various methodologies and assumptions as described below to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management’s judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments.

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

13.  SUBSEQUENT EVENT

On October 26, 2012, the Company entered into an agreement to sell $65.2 million of loans, which represents 71.8% of the total loans held-for-sale at September 30, 2012. The Company expects to complete the sale of the remainder of the loans held-for-sale during fourth quarter 2012.

On October 1, 2012, the Company repurchased and retired $4.3 million of 6.95% junior subordinated debentures at a premium of 3.0% and $12.0 million of 5.85% subordinated debentures at a premium of 5.0%. These transactions resulted in the recognition of a pre-tax loss of $814,000, which will be included in other noninterest income in the Condensed Consolidated Statement of Income.

On October 3, 2012, the Company entered into a $50 million forward committed advance with the FHLB to take advantage of the current low market rates for future funding. The advance has a prepayment feature which allows the Company to prepay at or below par plus accrued interest and a prepayment fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and nine-month periods ended September 30, 2012 and 2011. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on page 3 of this Form 10-Q. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2011 Annual Report on Form 10-K (“2011 10-K”). Results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of future results.

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in northwest Indiana, central and western Illinois, and eastern Iowa. We provide a full range of business and retail banking and wealth management services through approximately 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to our customers. Our largest expenses include interest expense, compensation expense, and various other noninterest expense items.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, general economic conditions (nationally and in our service areas), business spending, consumer confidence, certain seasonal factors, legislative and regulatory changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:

•
Pre-Tax, Pre-Provision Operating Earnings - Pre-tax, pre-provision operating earnings, a non-GAAP financial measure, reflects our operating performance before the effects of credit-related charges, securities gains, losses, and impairments, and certain unusual, infrequent, or non-recurring revenues and expenses. We believe this metric is useful because it helps investors to assess the Company’s operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.

•
Net Interest Income - Net interest income, our primary source of revenue, equals the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities.

•	Net Interest Margin - Net interest margin equals net interest income divided by total average interest-earning assets.
•	Noninterest Income - Noninterest income is the income we earn from fee-based revenues, BOLI and other income, and non-operating revenues.
•
Asset Quality - Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.

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

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Results
Interest income	$75,584	$80,175	$226,370	$242,754
Interest expense	(8,324)	(9,640)	(27,224)	(30,212)
Net interest income	67,260	70,535	199,146	212,542
Fee-based revenues	24,350	24,417	70,593	70,325
Other noninterest income	1,712	(275)	4,731	2,457
Noninterest expense, excluding certain non-operating noninterest expense items	(62,003)	(61,412)	(182,628)	(185,672)
Pre-tax, pre-provision operating earnings (1)	31,319	33,265	91,842	99,652
Provision for loan and covered loan losses	(111,791)	(20,425)	(152,459)	(58,680)
Net (losses) gains on securities sales	(217)	626	1,133	2,697
Securities impairment losses	-	(177)	(2,142)	(177)
Gain on FDIC-assisted transaction	3,289	-	3,289	-
Gain on early extinguishment of debt	-	-	256	-
Valuation adjustments of OREO	(1,410)	(674)	(3,924)	(3,309)
Net losses on sales of OREO	(615)	(1,937)	(931)	(4,952)
Valuation adjustments of assets held-for-sale	(1,255)	(75)	(1,255)	(1,111)
Accelerated accretion of FDIC indemnification asset	(4,000)	-	(4,000)	-
Severance-related costs	(840)	(78)	(1,155)	(269)
Income before income tax	(85,520)	10,525	(69,346)	33,851
Income tax benefit (expense)	36,993	(1,583)	35,076	(4,212)
Net (loss) income	(48,527)	8,942	(34,270)	29,639
Preferred dividends and accretion on preferred stock	-	(2,586)	-	(7,749)
Net loss (income) applicable to non-vested restricted shares	715	(93)	500	(330)
Net (loss) income applicable to common shares	$(47,812)	$6,263	$(33,770)	$21,560
Weighted average diluted shares outstanding	73,742	73,361	73,636	73,258
Diluted (loss) earnings per common share	$(0.65)	$0.09	$(0.46)	$0.29
Performance Ratios (2)
Return on average common equity	(19.36%)	2.60%	(4.62%)	3.06%
Return on average assets	(2.35%)	0.43%	(0.57%)	0.49%
Net interest margin – tax equivalent	3.83%	3.97%	3.86%	4.07%
Efficiency ratio	69.04%	60.57%	64.78%	61.25%

N/M – Not meaningful.

(1)
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

(2)	All ratios are presented on an annualized basis.

	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012 Change From
				December 31, 2011	September 30, 2011
Balance Sheet Highlights
Total assets	$8,167,176	$7,973,594	$8,380,174	$193,582	$(212,998)
Total loans, excluding covered loans	5,218,345	5,088,113	5,104,494	130,232	113,851
Total loans, including covered loans	5,434,955	5,348,615	5,394,241	86,340	40,714
Total deposits	6,749,055	6,479,175	6,626,608	269,880	122,447
Transactional deposits	5,253,658	4,820,058	4,899,216	433,600	354,442
Loans, excluding covered loans, to deposits ratio	77.3%	78.5%	77.0%
Transactional deposits to total deposits	77.8%	74.4%	73.9%

	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012 Change From
				December 31, 2011	September 30, 2011
Asset Quality Highlights (1)
Non-accrual loans	$99,579	$187,325	$171,189	$(87,746)	$(71,610)
90 days or more past due loans (still accruing interest)	12,582	9,227	6,008	3,355	6,574
Total non-performing loans	112,161	196,552	177,197	(84,391)	(65,036)
TDRs (still accruing interest)	6,391	17,864	7,033	(11,473)	(642)
Other real estate owned	36,487	33,975	23,863	2,512	12,624
Total non-performing assets	$155,039	$248,391	$208,093	$(93,352)	$(53,054)
30-89 days past due loans (still accruing interest)	$20,088	$27,495	$34,061	$(7,407)	$(13,973)
Allowance for credit losses (2)	$104,945	$121,962	$131,291	$(17,017)	$(26,346)
Allowance for credit losses as a percent of loans	1.83%	2.38%	2.55%
Allowance for credit losses to non-accrual loans	96%	65%	76%

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

(2)
The allowance for credit losses at September 30, 2012 includes an $8.4 million allowance for loan losses on purchased impaired covered loans and a $966,000 allowance on covered open-end consumer loans that are not categorized as purchased impaired loans.

The net loss applicable to common shareholders for third quarter 2012 was $47.8 million, or $0.65 per share, compared to net income applicable to common shareholders of $6.3 million, or $0.09 per share, for third quarter 2011. For the first nine months of 2012, the net loss was $34.3 million, with $33.8 million, or $0.46 per share, applicable to common shareholders compared to net income of $29.6 million and net income applicable to common shareholders of $21.6 million, or $0.29 per share, for the same period in 2011.

Pre-tax, pre-provision operating earnings of $31.3 million for third quarter 2012 decreased $1.9 million, or 5.8%, compared to third quarter 2011. Pre-tax, pre-provision operating earnings for the first nine months of 2012 decreased $7.8 million, or 7.8%, from the same period in 2011. The decline in pre-tax, pre-provision operating earnings from both periods presented is primarily attributed to a reduction in net interest income, reflecting lower yields earned on loans and investments, and lower periodic benefits received from bank owned life insurance contracts.

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

Non-performing assets, excluding covered loans and covered OREO, were $155.0 million at September 30, 2012, decreasing $93.4 million, or 37.6%, from December 31, 2011. The significant improvement in non-performing assets was driven by credit actions taken by management during third quarter 2012 to accelerate the disposition or remediation of certain non-performing assets and special mention and substandard performing loans in addition to ongoing remediation activities. During third quarter 2012, the Company transferred non-performing and performing loans totaling $171.1 million, net of $80.3 million of charge-offs, in anticipation of wholesale transactions expected to close in fourth quarter 2012. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of TDRs, 90 days past due loans, and OREO.

Acquisition

On August 3, 2012, the Company acquired substantially all the assets of Waukegan Savings in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to a loss sharing agreement with the FDIC. The transaction also included $72.7 million in deposits. Refer to Note 2 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this form 10-Q for additional discussion regarding the acquisition.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2012 and 2011, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2012 and 2011.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$435,528	$265	0.24	$741,782	$463	0.25	$(186)	$(12)	$(198)
Trading securities	15,389	25	0.65	16,248	23	0.57	(1)	3	2
Investment securities (2)	1,220,654	10,841	3.55	1,057,075	11,604	4.39	3,263	(4,026)	(763)
FHLB and Federal Reserve Bank stock	47,111	341	2.90	58,187	331	2.28	(23)	33	10
Loans, excluding covered loans (2)	5,353,911	64,289	4.78	5,136,130	64,509	4.98	8,084	(8,304)	(220)
Covered interest-earning assets (3)	276,180	3,223	4.64	387,635	6,640	6.80	(1,621)	(1,796)	(3,417)
Total loans	5,630,091	67,512	4.77	5,523,765	71,149	5.11	6,463	(10,100)	(3,637)
Total interest-earning assets (2)	7,348,773	78,984	4.28	7,397,057	83,570	4.49	9,516	(14,102)	(4,586)
Cash and due from banks	128,714			120,624
Allowance for loan losses	(118,925)			(143,443)
Other assets	868,551			855,542
Total assets	$8,227,113			$8,229,780
Liabilities and Stockholders’ Equity:
Savings deposits	$1,048,430	260	0.10	$940,151	386	0.16	51	(177)	(126)
NOW accounts	1,111,412	170	0.06	1,129,893	279	0.10	(5)	(104)	(109)
Money market deposits	1,234,833	468	0.15	1,236,546	696	0.22	(1)	(227)	(228)
Time deposits	1,498,993	3,228	0.86	1,731,413	5,293	1.21	(645)	(1,420)	(2,065)
Borrowed funds	189,835	507	1.06	262,001	706	1.07	(193)	(6)	(199)
Senior and subordinated debt	231,156	3,691	6.35	137,749	2,280	6.57	1,488	(77)	1,411
Total interest-bearing liabilities	5,314,659	8,324	0.62	5,437,753	9,640	0.70	695	(2,011)	(1,316)
Demand deposits	1,852,810			1,569,671
Other liabilities	77,062			73,808
Stockholders’ equity - common	982,582			955,548
Stockholders’ equity - preferred	-			193,000
Total liabilities and stockholders’ equity	$8,227,113			$8,229,780
Net interest income/margin (2)		$70,660	3.83		$73,930	3.97	$8,821	$(12,091)	$(3,270)
Net interest income (GAAP)		$67,260			$70,535
Tax equivalent adjustment		3,400			3,395
Tax-equivalent net interest income		$70,660			$73,930

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$439,104	$798	0.24	$592,995	$1,096	0.25	$(280)	$(18)	$(298)
Trading securities	15,355	87	0.76	15,961	76	0.63	(3)	14	11
Investment securities (2)	1,207,634	33,747	3.73	1,124,360	37,585	4.46	3,160	(6,998)	(3,838)
FHLB and Federal Reserve Bank stock	48,792	1,025	2.80	59,745	1,028	2.29	(230)	227	(3)
Loans, excluding covered loans (2)	5,219,539	188,831	4.83	5,106,955	191,331	5.01	4,214	(6,714)	(2,500)
Covered interest-earning assets (3)	297,219	11,898	5.35	417,120	22,117	7.09	(5,517)	(4,702)	(10,219)
Total loans	5,516,758	200,729	4.86	5,524,075	213,448	5.17	(1,303)	(11,416)	(12,719)
Total interest-earning assets (2)	7,227,643	236,386	4.37	7,317,136	253,233	4.63	1,344	(18,191)	(16,847)
Cash and due from banks	120,230			120,902
Allowance for loan losses	(121,762)			(146,512)
Other assets	873,704			874,242
Total assets	$8,099,815			$8,165,768
Liabilities and Stockholders’ Equity:
Savings deposits	$1,028,900	812	0.11	$928,862	1,347	0.19	165	(700)	(535)
NOW accounts	1,075,908	567	0.07	1,100,676	915	0.11	(21)	(327)	(348)
Money market deposits	1,198,756	1,454	0.16	1,227,559	2,345	0.26	(54)	(837)	(891)
Time deposits	1,556,234	11,484	0.99	1,826,732	16,687	1.22	(2,264)	(2,939)	(5,203)
Borrowed funds	196,415	1,512	1.03	270,037	2,073	1.03	(567)	6	(561)
Senior and subordinated debt	236,816	11,395	6.43	137,747	6,845	6.64	4,760	(210)	4,550
Total interest-bearing liabilities	5,293,029	27,224	0.69	5,491,613	30,212	0.74	2,019	(5,007)	(2,988)
Demand deposits	1,747,672			1,459,875
Other liabilities	82,424			78,973
Stockholders’ equity - common	976,690			942,307
Stockholders’ equity - preferred	-			193,000
Total liabilities and stockholders’ equity	$8,099,815			$8,165,768
Net interest income/margin (2)		$209,162	3.86		$223,021	4.07	$(675)	$(13,184)	$(13,859)
Net interest income (GAAP)		$199,146			$212,542
Tax equivalent adjustment		10,016			10,479
Tax-equivalent net interest income		$209,162			$223,021
(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Average interest-earning assets for third quarter 2012 decreased $48.3 million from third quarter 2011 and $89.5 million for the first nine months of 2012 compared to the same periods in 2011. This reduction was driven primarily by a decline in federal funds sold and other short-term investments and covered interest-earning assets, which was offset by growth in the loan and investment securities portfolios.

For the third quarter and the first nine months of 2012, tax-equivalent net interest income decreased $3.3 million and $13.9 million, respectively, compared to the same periods in 2011, driven primarily by the expected run off of covered interest-earning assets and lower yields earned on the Company’s investment securities and loan portfolios, reflecting the declining market rate environment since September 2011.

The growth in average senior and subordinated debt for third quarter 2012 compared to third quarter 2011 reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used in combination with existing liquid assets to redeem the Series B preferred stock issued to the Treasury. Interest expense paid on the senior debt reduced net interest margin by ten basis points in third quarter 2012.

Tax-equivalent net interest margin for third quarter 2012 was 3.83%, a decline of 14 basis points from third quarter 2011, and 3.86% for the first nine months of 2012, a reduction of 21 basis points from the same period in 2011. The decline from both prior periods presented resulted primarily from the reinvestment of cash flows from normal maturities and increased prepayments to lower-yielding securities and the repricing of existing loans and issuance of new credit in a lower interest rate environment. In addition, the impact of the additional senior debt, which reduced net interest margin by ten basis points in third quarter 2012, contributed to the reduction. These declines in yield were partially mitigated by a significant shift from higher costing time deposits to lower interest-bearing and demand deposits.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The yield on covered interest-earning assets for the quarter and nine-month periods ended September 30, 2012 declined compared to the same periods in 2011, driven by a revision in estimated cash flows. In addition, the yield for the prior periods in 2011 benefited from certain one-time settlements of actual cash realized in excess of estimates.

Noninterest Income

A summary of noninterest income for the quarters and nine-month periods ended September 30, 2012 and 2011 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Service charges on deposit accounts	$9,502	$10,215	(7.0)	$27,010	$27,922	(3.3)
Wealth management fees	5,415	4,982	8.7	16,201	15,272	6.1
Other service charges, commissions, and fees	4,187	4,289	(2.4)	11,804	12,509	(5.6)
Card-based fees (1)	5,246	4,931	6.4	15,578	14,622	6.5
Total fee-based revenues	24,350	24,417	(0.3)	70,593	70,325	0.4
BOLI income (2)	300	1,479	(79.7)	952	1,990	(52.2)
Other income (3)	727	598	21.6	2,268	2,077	9.2
Total operating revenues	25,377	26,494	(4.2)	73,813	74,392	(0.8)
Net trading gains (losses) (4)	685	(2,352)	N/M	1,511	(1,610)	N/M
Net (losses) gains on securities sales (5)	(217)	626	N/M	1,133	2,697	N/M
Securities impairment losses (5)	-	(177)	N/M	(2,142)	(177)	N/M
Gain on FDIC-assisted transaction (6)	3,289	-	N/M	3,289	-	N/M
Gain on early extinguishment of debt (7)	-	-	-	256	-	N/M
Total noninterest income	$29,134	$24,591	18.5	$77,860	$75,302	3.4

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
(4)
Net trading gains (losses) result from changes in the fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains (losses) are substantially offset by an adjustment to salaries and wages expense.

(5)	For a discussion of these items, see the “Investment Portfolio Management” section below.
(6)	For a discussion of the gain on FDIC-assisted transaction, refer to Note 2 of “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.
(7)	The gain on early extinguishment of debt relates to the repurchase and retirement of approximately $21 million in trust preferred junior subordinated debentures.

Total noninterest income increased 18.5% for third quarter 2012 and 3.4% for the first nine months of 2012 compared to the same periods in 2011, primarily from a $3.3 million gain recorded on the FDIC-assisted acquisition of Waukegan Savings and trading gains in the 2012 periods compared to trading losses in the 2011 periods.

For third quarter 2012, fee-based revenues declined slightly compared to third quarter 2011 as a result of lower service charges on deposit accounts, which was offset by a rise in wealth management and card-based fees. Fee-based revenues for the nine months ended 2012 were slightly higher than the same period in 2011 and reflected strong growth in wealth management and card-based fees, which offset declines in service charges on deposit accounts and other service charges, commissions, and fees.

Service charges on deposit accounts declined compared to both prior periods presented driven by lower non-sufficient funds (“NSF”) fees, which was partially offset by an increase in service charges on business checking accounts.

The rise in wealth management fees for third quarter and the first nine months of 2012 compared to the same periods in 2011 was driven by an increase in fees for assets under management and higher account and sales activity. Year-over-year, the increase was also impacted by a one-time court approved estate fee of $220,000.

The decrease in other service charges, commissions, and fees for the nine months ended September 30, 2012 from the same prior period presented resulted from lower processing volumes by certain larger merchants. There is a corresponding decline in merchant card expense in the table following this section.

Card-based fees increased 6.4% for third quarter 2012 compared to third quarter 2011 and 6.5% for the first nine months of 2012 compared to the same period in 2011 from growth in the number of outstanding cards from certain promotions during third quarter 2012.

During third quarter 2011, the Company received benefit settlements of $1.2 million, which attributed to the decrease in BOLI income for the quarter and nine months ended September 30, 2012.

The Company acquired certain loans and deposits of Waukegan Savings during third quarter 2012, which resulted in a $3.3 million gain. For a detailed discussion of the acquisition refer to Note 2 of “Notes to the Condensed Consolidated Financial Statements,” in Part 1, Item 1 of this Form 10-Q.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters and nine months ended September 30, 2012 and 2011.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Compensation expense:
Salaries and wages	$26,064	$25,659	1.6	$76,209	$75,969	0.3
Nonqualified plan expense (1)	817	(2,702)	N/M	1,781	(1,854)	N/M
Retirement and other employee benefits	6,230	6,225	0.1	18,737	19,439	(3.6)
Total compensation expense	33,111	29,182	13.5	96,727	93,554	3.4
Net OREO expense:
Valuation adjustments of OREO	1,410	674	N/M	3,924	3,309	18.6
Net losses on sales of OREO (2)	615	1,937	(68.2)	931	4,952	(81.2)
Net OREO operating expense (3)	1,183	1,563	(24.3)	4,341	5,067	(14.3)
Total OREO expense	3,208	4,174	(23.1)	9,196	13,328	(31.0)
Professional services:
Loan remediation costs	3,206	4,638	(30.9)	9,588	10,364	(7.5)
Other professional services	3,459	2,933	17.9	9,611	7,966	20.7
Total professional services	6,665	7,571	(12.0)	19,199	18,330	4.7
Net occupancy expense	5,864	5,944	(1.3)	17,369	18,409	(5.6)
Equipment expense	2,244	2,213	1.4	6,583	6,863	(4.1)
Technology and related costs	2,906	2,709	7.3	8,615	8,029	7.3
FDIC premiums	1,785	1,799	(0.8)	5,163	6,232	(17.2)
Advertising and promotions	1,427	2,502	(43.0)	3,329	4,959	(32.9)
Merchant card expense	2,272	2,315	(1.9)	6,392	6,794	(5.9)
Accelerated accretion of FDIC- indemnification asset	4,000	-	N/M	4,000	-	N/M
Valuation adjustments of assets held-for-sale	1,255	75	N/M	1,255	1,111	13.0
Other expenses	5,386	5,692	(5.4)	16,065	17,704	(9.3)
Total noninterest expense	$70,123	$64,176	9.3	$193,893	$195,313	(0.7)
Full-time equivalent employees	1,768	1,833	(3.5)	1,761	1,841	(4.3)
Efficiency ratio (4)	69.04%	60.57%		64.78%	61.25%

N/M – Not meaningful.

(1)	Nonqualified plan expense results from changes in the Company’s obligation to participants under deferred compensation agreements.
(2)	For a discussion of sales of OREO properties, refer to the “Non-performing assets” section below.
(3)	Net OREO operating expense consists of real estate taxes, commissions paid on sales, insurance, and maintenance, net of any rental income.
(4)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for third quarter 2012 increased (5.4)% from third quarter 2011. For the first nine months of 2012, noninterest expense decreased slightly from the same period in 2011.

Salaries and wages increased compared to both prior periods presented primarily from the accrual of certain severance benefits, annual merit increases and additional retail banking staff related to the Waukegan Savings acquisition.

The decrease in retirement and other employee benefits from the nine months ended September 30, 2011 was due to the timing of certain benefit accruals.

OREO expenses declined 23.1% for third quarter 2012 and 31.0% for the first nine months of 2012 compared to the same periods in 2011 from lower net losses recognized on sales and a reduction in net operating expenses, which were partly offset by large valuation adjustments related to one commercial property during third quarter 2012 and one raw land property in second quarter 2012.

Loan remediation costs decreased for the third quarter and nine months ended September 30, 2012 primarily from a decline in real estate taxes paid on collateral associated with performing potential problem loans.

Other professional services increased for both periods presented driven by higher personnel recruitment expense, the reclassification of certain director fees from salaries and wages expense during second quarter 2012, and other non-recurring items.

The decline in net occupancy expense from the first nine months of 2011 resulted from lower real estate taxes and maintenance expenses.

Additional network costs from the Waukegan Savings acquisition and a reclassification of telephone expenses previously classified in other expenses during first quarter 2012 contributed to the increase in technology and related costs from the quarter and nine months ended September 30, 2011.

Merchant card expense decreased from the first nine months of 2011 to the first nine months of 2012 primarily from lower transaction volumes on commercial accounts.

During third quarter 2012, the Company recorded $4.0 million of accelerated accretion of the FDIC indemnification asset, which reflects management’s periodic assessment of the amount and timing of future cash flows from covered loans.

Compared to third quarter 2011, the increase in valuation adjustments of assets held-for-sale resulted from a $1.3 million valuation adjustment on a single property based on a signed sales contract.

Income Taxes

Our provision for income taxes includes both federal and state income tax (benefit) expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax (Benefit) Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) income before income tax (benefit) expense	$(85,520)	$10,525	$(69,346)	$33,851
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(29,391)	$804	$(28,420)	$3,281
State income tax (benefit) expense	(7,602)	779	(6,656)	931
Total income tax (benefit) expense	$(36,993)	$1,583	$(35,076)	$4,212
Effective income tax rate	43.3%	15.0%	50.6%	12.4%

Federal income tax (benefit) expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax (loss) income and state income taxes. State income tax (benefit) expense and the related effective tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax (loss) income and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The Company had an income tax benefit for both 2012 periods presented compared to income tax expense for the same periods in 2011 due to the pre-tax losses in the 2012 periods compared to the pre-tax income in the 2011 periods.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	September 30, 2012				December 31, 2011
	Fair Value	Net Unrealized (Losses) Gains	Amortized Cost	% of Total Amortized Cost	Fair Value	Net Unrealized (Losses) Gains	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$2,002	$(1)	$2,003	0.2	$5,035	$(25)	$5,060	0.5
CMOs	513,432	2,190	511,242	41.6	384,104	276	383,828	35.7
Other MBSs	135,135	6,385	128,750	10.5	87,691	5,709	81,982	7.7
Municipal securities	503,315	28,854	474,461	38.7	490,071	25,789	464,282	43.2
CDOs	11,546	(35,087)	46,633	3.8	13,394	(35,365)	48,759	4.5
Corporate debt securities	15,312	2,304	13,008	1.0	30,014	2,503	27,511	2.6
Equity securities	10,840	1,314	9,526	0.8	2,697	508	2,189	0.2
Total available-for- sale	1,191,582	5,959	1,185,623	96.6	1,013,006	(605)	1,013,611	94.4
Held-to-Maturity
Municipal securities	45,633	3,689	41,944	3.4	61,477	1,019	60,458	5.6
Total securities	$1,237,215	$9,648	$1,227,567	100.0	$1,074,483	$414	$1,074,069	100.0

	September 30, 2012			December 31, 2011
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	0.71%	0.28	4.86%	0.85%	0.53	4.01%
CMOs	1.96%	2.94	0.93%	0.92%	2.19	1.57%
Other MBSs	1.70%	3.55	2.76%	1.96%	3.91	4.50%
Municipal securities	3.21%	3.44	5.92%	3.84%	3.77	6.13%
CDOs	0.25%	8.41	0.00%	0.25%	8.57	0.00%
Other securities (4)	5.67%	8.26	3.68%	6.07%	10.29	6.45%
Total available-for-sale	2.41%	3.48	3.15%	2.45%	3.57	3.98%
Held-to-Maturity
Municipal securities	5.72%	8.66	5.94%	5.31%	9.33	5.91%
Total securities	2.52%	3.66	3.24%	2.61%	3.90	4.08%

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

Portfolio Composition

As of September 30, 2012, our securities portfolio totaled $1.2 billion, an increase of 15.1% compared to December 31, 2011 due primarily to an increase in CMOs and other MBSs. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into these types of securities. Approximately 97% of our $1.2 billion available-for-sale portfolio is comprised of U.S. agency securities, municipal securities, CMOs, and other MBSs as of September 30, 2012. The remainder of the portfolio is comprised of seven CDOs with a fair value of $11.5 million and miscellaneous other securities with a fair value of $26.2 million.

Investments in municipal securities comprised 42.2%, or $503.3 million, of the total available-for-sale securities portfolio at September 30, 2012 and increased 2.7% from $490.1 million at December 31, 2011. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provided a predictable cash flow.

The average life and effective duration of our available-for-sale securities portfolio as of September 30, 2012 are relatively consistent with the December 31, 2011 metrics. The decrease in average life in other securities from December 31, 2011 was driven by the purchase of preferred stock during second quarter 2012, which was amortized over a two-year period based on the stock conversion date.

Securities Sales

Net securities losses were $217,000 for third quarter 2012 and $1.0 million for the nine months ended September 30, 2012. Net securities losses for the nine months ended September 30, 2012 included an OTTI charge of $2.1 million on two CDOs, a loss of $269,000 on Visa stock, and net gains of $1.4 million from the sale of $50.6 million in CMOs, municipal securities, and corporate bonds.

Net securities gains were $449,000 for third quarter 2011 and $2.5 million for the nine months ended September 30, 2011. Gains on sales of securities of $2.7 million for the nine months ended September 30, 2011 resulted from the sale of $177.5 million in collateralized mortgage obligations, municipal securities, and corporate debt securities. In addition, we recorded an OTTI charge of $177,000 on a single CDO in third quarter 2011.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss and presented in the Consolidated Statements of Comprehensive Income. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains at September 30, 2012 were $6.0 million compared to net unrealized losses of $605,000 at December 31, 2011.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of September 30, 2012 represents OTTI since the unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements.

As of September 30, 2012, gross unrealized gains in the available-for-sale municipal securities portfolio totaled $28.9 million, and gross unrealized losses were $47,000, resulting in a net unrealized gain of $28.9 million compared to a net unrealized gain of $25.8 million as of December 31, 2011. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined $278,000 since December 31, 2011. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias toward these investments. We do not believe the unrealized losses on the CDOs as of September 30, 2012 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of fair values for the CDOs was based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Accelerated Credit Remediation Actions

During third quarter 2012, the Company elected to adjust its existing remediation strategies for $223.4 million of non-performing and performing potential problem loans to more aggressively pursue their liquidation or recovery through restructuring, resulting in charge-offs of $99.1 million. These actions were undertaken after careful analysis of the potential costs and benefits, including an assessment of the impact of continuing the remediation process for these assets and the estimated timeframe for resolution.

Table 8
Aggregate Credit Remediation Actions
 (Dollar amounts in thousands)

	Book Value Prior to Transfer or Action	Charge-offs	Adjusted Book Value	% of Book Value
Loan resolution activities:
Transferred to held-for-sale	$171,052	$80,260	$90,792	53.1%
Modified disposition strategies	52,350	18,846	33,504	64.0%
Total	$223,402	$99,106	$124,296	55.6%

Table 9
Summary of Impact of Aggregate Credit Actions by Loan Category
 (Dollar amounts in thousands)

	Book Value Prior to Transfer or Action	Charge-offs	Adjusted Book Value
Commercial and industrial	$68,564	$26,512	$42,052
Agricultural	8,719	4,356	4,363
Commercial real estate:
Office, retail, and industrial	55,793	25,499	30,294
Multi-family	7,607	2,157	5,450
Residential construction	19,324	8,914	10,410
Commercial construction	21,213	10,910	10,303
Other commercial real estate	40,689	19,895	20,794
Total commercial real estate	144,626	67,375	77,251
Total corporate loans	221,909	98,243	123,666
Home equity	1,333	773	560
1-4 family mortgages	160	90	70
Total consumer loans	1,493	863	630
Total loans, excluding covered loans	$223,402	$99,106	$124,296

In connection with the preparation of the Company’s quarterly financial statements, $171.1 million of these loans was transferred to held-for-sale status in anticipation of disposition through wholesale loan transactions. Based on the elevated future performance risk and subsequent loss due to longer term prospects for credit improvement or resolution of remediation strategies, management identified certain non-performing and performing potential problem loans for transfer to held-for-sale, resulting in charge-offs of $80.3 million.

The remaining $52.4 million, or 23.4%, of these loans represented either non-performing loans that were resolved through foreclosure and the underlying collateral was transferred to OREO, or performing loans, which were transferred to non-accrual status to facilitate future restructuring.

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.1% of total loans, excluding covered loans, at September 30, 2012. Consistent with our emphasis on relationship banking, the majority of our loans are made to our multi-relationship customers.

Table 10
Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2012	% of Total	December 31, 2011	% of Total	Annualized % Change
Commercial and industrial	$1,610,169	30.9	$1,458,446	28.7	13.9
Agricultural	259,787	5.0	243,776	4.8	8.8
Commercial real estate:
Office	484,215	9.3	444,368	8.7	12.0
Retail	356,093	6.8	334,034	6.6	8.8
Industrial	490,023	9.4	520,680	10.2	(7.9)
Multi-family	309,509	5.9	288,336	5.7	9.8
Residential construction	61,920	1.2	105,836	2.1	(55.3)
Commercial construction	136,509	2.6	144,909	2.8	(7.7)
Other commercial real estate	780,712	15.0	888,146	17.4	(16.1)
Total commercial real estate	2,618,981	50.2	2,726,309	53.5	(5.2)
Total corporate loans	4,488,937	86.1	4,428,531	87.0	1.8
Home equity	397,506	7.6	416,194	8.2	(6.0)
1-4 family mortgages	292,908	5.6	201,099	4.0	60.9
Installment loans	38,994	0.7	42,289	0.8	(10.4)
Total consumer loans	729,408	13.9	659,582	13.0	14.1
Total loans, excluding covered loans	5,218,345	100.0	5,088,113	100.0	3.4
Covered loans (1)	216,610		260,502		(22.5)
Total loans	$5,434,955		$5,348,615		2.2

(1)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in  Part I, Item 1 of this Form 10-Q.

Total loans, excluding covered loans, of $5.2 billion as of September 30, 2012 grew by $130.2 million, a 3.4% annualized increase, from December 31, 2011. This annualized growth was led by 1-4 family mortgages (60.9%) and commercial and industrial loans (13.9%).

Compared to December 31, 2011, annualized growth in the commercial and industrial category benefited from refocusing sales staff to expand this portfolio during the first nine months of 2012, which more than offset the transfer of certain loans to held-for-sale. Annualized growth in 1-4 family mortgages resulted from loans acquired in the Waukegan Savings acquisition and actions taken to originate loans for sale during third quarter 2012.

The decrease in the residential and commercial construction portfolios were driven by accelerated credit remediation actions during third quarter 2012 and continued efforts to reduce lending exposure to these less favorable real estate categories during the first nine months of 2012.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 35.9% of loans, excluding covered loans, and totaled $1.9 billion at September 30, 2012, an increase of $167.7 million, or 9.9%, from December 31, 2011. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. Agricultural loans generally provide seasonal support and are secured by crop production, facilities and equipment.

Commercial Real Estate Loans

Commercial real estate loans represent 50.2% of total loans, excluding covered loans, and totaled $2.6 billion at September 30, 2012, a decrease of $107.3 million from December 31, 2011. A variety of properties serves as collateral for our commercial real estate loans, which subjects this portfolio to varying degrees of credit risk. Approximately half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, warehouses and storage facilities, and service stations.

Included as part of our commercial real estate portfolio are loans secured by owner-occupied real estate, which tend to exhibit lower credit risk than non-owner-occupied properties. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate, which is reflected in our underwriting standards. At September 30, 2012, owner-occupied commercial real estate loans were $1.0 billion, or 46.5%, of the commercial real estate portfolio, excluding multi-family and construction loans.

The following table presents commercial real estate loans by owner-occupied or investor status and product type.

Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	September 30, 2012			December 31, 2011
	Owner- Occupied	Investor	Total	Owner- Occupied	Investor	Total

Office, retail, and industrial:
Office	$169,536	$314,679	$484,215	$146,818	$297,550	$444,368
Retail	115,077	241,016	356,093	89,831	244,203	334,034
Industrial	267,927	222,096	490,023	298,887	221,793	520,680
Total office, retail, and industrial	552,540	777,791	1,330,331	535,536	763,546	1,299,082
Multi-family	-	309,509	309,509	-	288,336	288,336
Residential construction	-	61,920	61,920	-	105,836	105,836
Commercial construction	-	136,509	136,509	-	144,909	144,909
Other commercial real estate:
Rental properties (1)	29,637	89,110	118,747	31,417	95,668	127,085
Service stations and truck stops	96,810	19,063	115,873	102,870	26,061	128,931
Warehouses and storage	74,370	33,133	107,503	89,293	40,198	129,491
Hotels	130	70,012	70,142	-	73,889	73,889
Restaurants	63,915	16,260	80,175	59,460	19,407	78,867
Medical	15,955	823	16,778	19,808	1,051	20,859
Automobile dealers	38,010	5,777	43,787	31,588	4,189	35,777
Mobile home parks	-	27,909	27,909	-	30,071	30,071
Recreational	35,438	8,132	43,570	26,826	7,882	34,708
Religious	31,553	169	31,722	23,919	178	24,097
Multi-use properties	12,274	47,877	60,151	59,068	96,517	155,585
Other	31,213	33,142	64,355	8,802	39,984	48,786
Total other commercial real estate	429,305	351,407	780,712	453,051	435,095	888,146
Total commercial real estate	$981,845	$1,637,136	$2,618,981	$988,587	$1,737,722	$2,726,309
Commercial real estate loans, excluding multi-family and construction loans	$981,845	$1,129,198	$2,111,043	$988,587	$1,198,641	$2,187,228
Percent of total (2)	46.5%	53.5%		45.2%	54.8%

(1)	Owner-occupied rental properties primarily represent home-based businesses.
(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

Non-performing Assets

The following table presents our loan portfolio by performing and non-performing status.

Table 12
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Performing	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs (still accruing interest)
As of September 30, 2012
Commercial and industrial	$1,610,169	$1,571,998	$4,012	$2,885	$31,102	$172
Agricultural	259,787	258,210	373	-	1,204	-
Commercial real estate:
Office	484,215	479,308	1,067	-	3,840	-
Retail	356,093	344,558	619	439	10,477	-
Industrial	490,023	479,155	2,561	-	8,307	-
Multi-family	309,509	306,848	414	219	2,028	-
Residential construction	61,920	56,015	1,155	-	4,750	-
Commercial construction	136,509	128,389	86	3,611	4,423	-
Other commercial real estate	780,712	750,996	2,029	1,313	21,284	5,090
Total commercial real estate	2,618,981	2,545,269	7,931	5,582	55,109	5,090
Total corporate loans	4,488,937	4,375,477	12,316	8,467	87,415	5,262
Home equity	397,506	383,782	5,451	1,989	6,262	22
1-4 family mortgages	292,908	281,808	2,042	2,050	5,901	1,107
Installment loans	38,994	38,638	279	76	1	-
Total consumer loans	729,408	704,228	7,772	4,115	12,164	1,129
Total loans, excluding covered loans	5,218,345	5,079,705	20,088	12,582	99,579	6,391
Covered loans	216,610	156,443	9,241	34,554	16,372	-
Total loans	$5,434,955	$5,236,148	$29,329	$47,136	$115,951	$6,391
As of December 31, 2011
Commercial and industrial	$1,458,446	$1,397,569	$10,283	$4,991	$44,152	$1,451
Agricultural	243,776	242,727	30	-	1,019	-
Commercial real estate:
Office	444,368	436,881	-	-	7,487	-
Retail	334,034	326,922	395	52	4,923	1,742
Industrial	520,680	501,674	385	988	17,633	-
Multi-family	288,336	270,138	604	-	6,487	11,107
Residential construction	105,836	87,482	278	-	18,076	-
Commercial construction	144,909	121,562	-	-	23,347	-
Other commercial real estate	888,146	829,492	5,273	1,707	51,447	227
Total commercial real estate	2,726,309	2,574,151	6,935	2,747	129,400	13,076
Total corporate loans	4,428,531	4,214,447	17,248	7,738	174,571	14,527
Home equity	416,194	400,570	5,986	1,138	7,407	1,093
1-4 family mortgages	201,099	190,052	3,636	-	5,322	2,089
Installment loans	42,289	41,133	625	351	25	155
Total consumer loans	659,582	631,755	10,247	1,489	12,754	3,337
Total loans, excluding covered loans	5,088,113	4,846,202	27,495	9,227	187,325	17,864
Covered loans	260,502	193,044	4,232	43,347	19,879	-
Total loans	$5,348,615	$5,039,246	$31,727	$52,574	$207,204	$17,864

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 13
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2012			2011
	September 30	June 30	March 31	December 31	September 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$99,579	$198,508	$199,545	$187,325	$171,189
90 days or more past due loans	12,582	8,192	7,674	9,227	6,008
Total non-performing loans	112,161	206,700	207,219	196,552	177,197
TDRs (still accruing interest)	6,391	7,811	2,076	17,864	7,033
Other real estate owned	36,487	28,309	35,276	33,975	23,863
Total non-performing assets	$155,039	$242,820	$244,571	$248,391	$208,093
30-89 days past due loans	$20,088	$23,597	$21,241	$27,495	$34,061
Non-accrual loans to total loans	1.91%	3.75%	3.88%	3.68%	3.35%
Non-performing loans to total loans	2.15%	3.90%	4.03%	3.86%	3.47%
Non-performing assets to loans plus OREO	2.95%	4.56%	4.73%	4.85%	4.06%
Covered loans and covered OREO (1)
Non-accrual loans	$16,372	$14,540	$19,264	$19,879	$15,573
90 days or more past due loans	34,554	33,288	33,825	43,347	56,834
Total non-performing loans	50,926	47,828	53,089	63,226	72,407
TDRs (still accruing interest)	-	-	-	-	-
Other real estate owned	8,729	9,136	16,990	23,455	21,594
Total non-performing assets	$59,655	$56,964	$70,079	$86,681	$94,001
30-89 days past due loans	$9,241	$7,593	$8,387	$4,232	$11,070
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$115,951	$213,048	$218,809	$207,204	$186,762
90 days or more past due loans	47,136	41,480	41,499	52,574	62,842
Total non-performing loans	163,087	254,528	260,308	259,778	249,604
TDRs (still accruing interest)	6,391	7,811	2,076	17,864	7,033
Other real estate owned	45,216	37,445	52,266	57,430	45,457
Total non-performing assets	$214,694	$299,784	$314,650	$335,072	$302,094
30-89 days past due loans	$29,329	$31,190	$29,628	$31,727	$45,131
Non-accrual loans to total loans	2.13%	3.85%	4.06%	3.87%	3.46%
Non-performing loans to total loans	3.00%	4.60%	4.83%	4.86%	4.63%
Non-performing assets to loans plus OREO	3.92%	5.39%	5.78%	6.20%	5.55%

(1)
For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I,  Item 1 of this Form 10-Q. Past due covered loans are based on contractual terms, but continue to perform in accordance with our expectations of cash flows.

Non-performing assets, excluding covered loans and covered OREO, were $155.0 million at September 30, 2012, decreasing $93.4 million, or 37.6%, from December 31, 2011. The significant improvement in non-performing assets was driven primarily by a decline in non-accrual loans from accelerated credit remediation actions during third quarter 2012 in addition to a reduction in TDRs, offset by increases in OREO  and 90 day past due loans from the Waukegan Savings acquisition.

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

Non-accrual Loans

At September 30, 2012, non-accrual loans, excluding covered loans, totaled $99.6 million, decreasing from $187.3 million, or 46.8%, from December 31, 2011. Improvement in non-accrual loans resulted primarily from the reclassification of $63.5 million in carrying value of certain non-accrual loans to held-for-sale during third quarter 2012 and ongoing credit remediation activities, transfers to OREO, and payments, which more than offset the amount of loans downgraded from performing to non-accrual status. A discussion of our accounting policies for non-accrual loans can be found in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part 1, Item 1 of this Form 10-Q.

90-Days or More Past Due Loans

Loans that are 90 days or more past due increased $3.4 million from December 31, 2011 to $12.6 million at September 30, 2012 primarily from certain loans with evidence of credit deterioration from the Waukegan Savings acquisition. Excluding Waukegan Savings loans, loans 90 days or more past due were $10.3 million at September 30, 2012, a $1.1 million  increase compared to December 31, 2011. Refer to Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q for a discussion of our accounting policies on 90 day past due loans.

TDRs

Loan modifications may be performed  at the request of the individual borrower or as a proactive credit remediation alternative. TDRs may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is located in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 14
TDRs by Type
(Dollar amounts in thousands)

	September 30, 2012		June 30, 2012		December 31, 2011		September 30, 2011
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	12	$2,999	15	$1,555	20	$2,348	21	$2,534
Commercial real estate:
Office	-	-	-	-	-	-	-	-
Retail	-	-	1	220	2	1,742	2	1,750
Industrial	2	2,407	1	620	-	-	-	-
Multi-family	1	150	8	1,758	9	12,865	1	446
Residential	-	-	-	-	-	-	2	1,973
Commercial construction	-	-	1	14,006	1	14,006	-	-
Other commercial real estate	7	10,797	11	11,908	9	11,644	9	11,412
Total commercial real estate loans	10	13,354	22	28,512	21	40,257	14	15,581
Total corporate loans	22	16,353	37	30,067	41	42,605	35	18,115
Home equity loans	6	259	7	416	25	1,564	24	1,788
1-4 family mortgages	18	2,166	18	2,189	26	3,382	27	3,253
Installment loans	-	-	-	-	1	155	-	-
Total consumer loans	24	2,425	25	2,605	52	5,101	51	5,041
Total TDRs	46	$18,778	62	$32,672	93	$47,706	86	$23,156
TDRs, still accruing interest	15	$6,391	18	$7,811	57	$17,864	59	$7,033
TDRs, included in non-accrual	31	12,387	44	24,861	36	29,842	27	16,123
Total TDRs	46	$18,778	62	$32,672	93	$47,706	86	$23,156
Year-to-date charge-offs on TDRs		$9,674		$822		$8,890		$1,552
Valuation allowance related to TDRs		$3,035		$1,156		$94		$-

At September 30, 2012, we had TDRs totaling $18.8 million, a decrease of $28.9 million from December 31, 2011. The September 30, 2012 total includes $6.4 million in loans that were restructured at market terms and are accruing interest compared to $17.9 million as of December 31, 2011. During the first nine months of 2012, we returned $16.6 million in accruing TDRs, which were restructured at market rates and terms, to performing status since they exhibited a sufficient period of performance under the restructured terms.

We have other TDRs totaling $12.4 million as of September 30, 2012, which are classified as non-accrual because there has not yet been sufficient performance under the modified terms or they are not performing in accordance with their modified terms. In addition, we occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time, and these TDRs are also reported in non-accrual figures.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $36.5 million at September 30, 2012 compared to $34.0 million at December 31, 2011 and $23.9 million at September 30, 2011. The increase in OREO from December 31, 2011 was driven primarily by the transfer of $33.4 million of loans to OREO and $1.6 million in OREO acquired as part of the Waukegan Savings acquisition, partially offset by OREO sales and valuation adjustments.

Table 15
OREO Properties by Type
(Dollar amounts in thousands)

	September 30, 2012		December 31, 2011		September 30, 2011
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	22	$3,267	5	$985	3	$763
Land parcels:
Raw land	5	3,244	8	8,316	7	6,088
Farmland	1	207	-	-	-	-
Commercial lots	21	12,157	19	5,944	15	6,423
Single-family lots	33	5,619	25	7,677	21	5,409
Total land parcels	60	21,227	52	21,937	43	17,920
Multi-family units	7	811	4	3,083	2	572
Commercial properties	23	11,182	16	7,970	16	4,608
Total OREO, excluding covered OREO	112	36,487	77	33,975	64	23,863
Covered OREO	49	8,729	46	23,455	44	21,594
Total OREO properties	161	$45,216	123	$57,430	108	$45,457

Table 16
Disposals of OREO Properties
(Dollar amounts in thousands)

	Quarter Ended September 30, 2012			Nine Months Ended September 30, 2012
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$2,185	$2,211	$4,396	$23,656	$18,723	$42,379
Less: Basis of properties sold	(2,801)	(2,210)	(5,011)	(24,713)	(18,597)	(43,310)
Net (losses) gains on sales of OREO	$(616)	$1	$(615)	$(1,057)	$126	$(931)
OREO transfers and valuation adjustments
OREO valuation adjustments	$1,330	$80	$1,410	$3,713	$211	$3,924

For the quarter ended September 30, 2012, we sold $2.8 million of OREO, excluding covered OREO, with proceeds at approximately 78% of carrying value. These sales consisted of 34 properties with the majority classified as residential lots and commercial units. We also recorded valuation adjustments of $1.3 million related to updated appraisals and changes in remediation strategies to accelerate disposition.

For the nine months ended September 30, 2011, OREO sales, excluding covered OREO, consisted of 96 properties, primarily from the farmland, residential lots, and 1-4 family categories.

Construction Portfolio

Construction loans totaled $198.4 million at September 30, 2012, a reduction of $52.3 million, or 20.9%, from December 31, 2011. This portfolio represents loans to developers and home builders and is particularly susceptible to declining real estate values. Non-performing construction loans totaled $12.8 million at September 30, 2012, which is 69.1% lower than the level at December 31, 2011. The decline in construction loans was driven by credit remediation actions during third quarter 2012 and continued efforts to reduce lending exposure to this less favorable real estate category during the first nine months of 2012.

The following table provides details on the types of collateral supporting these construction portfolios.

Table 17
Construction Loans by Underlying Collateral, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of September 30, 2012
Raw land	$9,641	15.6	$29,781	21.8	$39,422	19.9
Developed land	32,824	53.0	41,700	30.5	74,524	37.6
Construction	9,164	14.8	12,653	9.3	21,817	11.0
Substantially completed structures	9,885	16.0	44,392	32.5	54,277	27.3
Mixed and other	406	0.6	7,983	5.9	8,389	4.2
Total	$61,920	100.0	$136,509	100.0	$198,429	100.0
Weighted-average maturity (in years)	0.72		0.93		0.86
Non-performing loans	$4,750		$8,034		$12,784
Non-performing loans as a percent of total loans	7.7%		5.9%		6.4%
As of December 31, 2011
Raw land	$24,981	23.6	$42,768	29.5	$67,749	27.0
Developed land	55,501	52.4	57,949	40.0	113,450	45.3
Construction	12,133	11.5	14,415	9.9	26,548	10.6
Substantially completed structures	12,195	11.5	27,221	18.8	39,416	15.7
Mixed and other	1,026	1.0	2,556	1.8	3,582	1.4
Total	$105,836	100.0	$144,909	100.0	$250,745	100.0
Weighted-average maturity (in years)	0.63		0.74		0.69
Non-performing loans	$18,076		$23,347		$41,423
Non-performing loans as a percent of total loans	17.1%		16.1%		16.5%

Four credits primarily classified in the raw and developed land categories represent approximately 70% of the $12.8 million in non-performing construction loans as of September 30, 2012, with the largest single loan totaling $3.6 million. Life-to-date charge-offs on these four credits totaled $7.1 million.

Credit Quality Indicators

Corporate loans and commitments are assigned ratings based on a risk assessment and other various characteristics and are categorized as pass, special mention, substandard, and non-accrual loans. Special mention and substandard loans continue to accrue interest and are performing in accordance with contractual terms, but management has concerns about the ability of the obligor to continue to comply with contractual terms because of the obligor’s potential operating or financial difficulties. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Table 18
Asset Quality Indicators by Category
(Dollar amounts in thousands)

	Performing Loans
	Pass	Special Mention	Substandard	Total	Non-accrual Loans	Total Loans
September 30, 2012
Commercial and industrial	$1,534,695	$39,966	$4,406	$1,579,067	$31,102	$1,610,169
Agricultural	256,772	1,811	-	258,583	1,204	259,787
Commercial real estate:
Office, retail, and industrial	1,232,427	58,325	16,955	1,307,707	22,624	1,330,331
Multi-family	305,827	1,654	-	307,481	2,028	309,509
Residential construction	34,954	13,867	8,349	57,170	4,750	61,920
Commercial construction	106,726	14,318	11,042	132,086	4,423	136,509
Other commercial real estate	714,296	14,725	30,407	759,428	21,284	780,712
Total commercial real estate	2,394,230	102,889	66,753	2,563,872	55,109	2,618,981
Total corporate loans	4,185,697	144,666	71,159	4,401,522	87,415	4,488,937
Consumer loans	717,244	-	-	717,244	12,164	729,408
Total loans	$4,902,941	$144,666	$71,159	$5,118,766	$99,579	$5,218,345
December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$1,414,294	$44,152	$1,458,446
Agricultural	232,270	10,487	-	242,757	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	1,269,039	30,043	1,299,082
Multi-family	275,031	5,803	1,015	281,849	6,487	288,336
Residential construction	48,806	27,198	11,756	87,760	18,076	105,836
Commercial construction	92,568	23,587	5,407	121,562	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	836,699	51,447	888,146
Total commercial real estate	2,309,644	208,224	79,041	2,596,909	129,400	2,726,309
Total corporate loans	3,850,726	276,577	126,657	4,253,960	174,571	4,428,531
Consumer loans	646,828	-	-	646,828	12,754	659,582
Total loans	$4,497,554	$276,577	$126,657	$4,900,788	$187,325	$5,088,113
Changes from:
December 31, 2011	9.0%	(47.7%)	(43.8%)	4.4%	(46.8%)	2.6%
September 30, 2011	10.5%	(58.0%)	(52.7%)	3.8%	(41.8%)	2.2%

Special mention and substandard loans decreased $187.4 million, or 46.5%, from December 31, 2011 and $279.0 million, or 56.4%, from September 30, 2011, primarily from the transfer of $98.1 million in carrying value to held-for-sale during third quarter 2012, as well as ongoing remediation activities. Based on the longer term prospects for credit improvement or resolution of remediation strategies, management identified certain non-performing and performing potential problem loans for transfer to held-for-sale since they were subject to elevated future performance risk.

As of September 30, 2012, special mention and substandard loans totaled $215.8 million, with approximately 55% representing 11 commercial borrowers and the remainder comprising 139 smaller balance relationships. For loans classified as non-accrual, 38.7% represent five commercial relationships. Management continues to actively work with these individual borrowers to promote improvement in the underlying credit relationship or timely liquidation.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan losses, the allowance for covered loan losses, and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2012.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 19
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Change in allowance for credit losses:
Balance at beginning of quarter	$118,682	$118,764	$121,962	$131,291	$139,831
Loan charge-offs:
Commercial and industrial	(40,571)	(6,405)	(8,170)	(9,451)	(10,761)
Agricultural	(4,531)	(18)	(20)	(484)	(177)
Office, retail, and industrial	(32,324)	(2,570)	(2,667)	(3,798)	(2,549)
Multi-family	(2,758)	(344)	(140)	(5,139)	(2,244)
Residential construction	(9,368)	(3,598)	(683)	(2,498)	(2,314)
Commercial construction	(11,037)	(2,616)	(170)	(1,673)	(4,197)
Other commercial real estate	(23,047)	(2,952)	(8,184)	(3,021)	(4,490)
Consumer	(2,470)	(2,489)	(2,152)	(2,311)	(1,909)
1-4 family mortgages	(572)	(255)	(226)	(199)	(333)
Total loan charge-offs	(126,678)	(21,247)	(22,412)	(28,574)	(28,974)
Recoveries on previous loan charge-offs:
Commercial and industrial	1,318	535	646	541	596
Agricultural	-	-	70	-	-
Office, retail, and industrial	2	307	2	19	6
Multi-family	3	31	131	336	74
Residential construction	126	-	220	-	64
Commercial construction	-	-	-	-	82
Other commercial real estate	21	18	7	19	69
Consumer	119	245	186	112	129
1-4 family mortgages	3	5	16	3	13
Total recoveries on previous loan charge-offs	1,592	1,141	1,278	1,030	1,033
Net loan charge-offs, excluding covered loans	(125,086)	(20,106)	(21,134)	(27,544)	(27,941)
Net covered loan charge-offs	(442)	(2,434)	(274)	(3,687)	(1,024)
Net loan charge-offs	(125,528)	(22,540)	(21,408)	(31,231)	(28,965)
Provision charged to operating expense:
Provision, excluding provision for covered loans	102,934	20,035	17,932	18,249	18,378
Provision for covered loans	9,212	10,215	1,387	16,139	5,271
Less: expected reimbursement from the FDIC	(355)	(7,792)	(1,109)	(12,486)	(3,224)
Net provision for covered loans	8,857	2,423	278	3,653	2,047
Total provision charged to operating expense	111,791	22,458	18,210	21,902	20,425
Balance at end of quarter	$104,945	$118,682	$118,764	$121,962	$131,291
Allowance for loan losses, excluding covered loans	$93,048	$115,200	$115,271	$118,473	$127,768
Allowance for covered loans	9,397	982	993	989	1,023
Total allowance for loan losses	102,445	116,182	116,264	119,462	128,791
Reserve for unfunded commitments	2,500	2,500	2,500	2,500	2,500
Total allowance for credit losses	$104,945	$118,682	$118,764	$121,962	$131,291

	Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Average loans (1)	$5,353,911	$5,213,944	$5,089,286	$5,085,792	$5,136,130
Net loan charge-offs to average loans, annualized (1)	9.29%	1.55%	1.67%	2.15%	2.16%
Allowance for credit losses at end of period as a percent of :
Total loans (1)	1.83%	2.22%	2.29%	2.38%	2.55%
Non-accrual loans (1)	96%	59%	59%	65%	76%
Non-performing loans (1)	85%	57%	57%	62%	74%
Average loans, including covered loans	$5,575,406	$5,454,295	$5,345,074	$5,365,286	$5,440,354
Net loan charge-offs to average loans, annualized	8.96%	1.66%	1.61%	2.31%	2.11%
Allowance for credit losses at end of period as a percent of :
Total loans	1.93%	2.15%	2.20%	2.28%	2.43%
Non-accrual loans	91%	56%	54%	59%	70%
Non-performing loans	64%	47%	46%	47%	53%

(1)	Excludes covered loans.

The allowance for credit losses was $104.9 million as of September 30, 2012, declining $17.0 million, or 14.0%, from $122.0 million as of December 31, 2011. The allowance for credit losses represented 1.93% of total loans at September 30, 2012 compared to 2.28% at December 31, 2011. During third quarter 2012, the Company recorded an allowance on covered purchased impaired loans of $8.4 million, which was driven by declines in estimated future cash flows on the covered loan portfolio.

Net loan charge-offs, excluding covered charge-offs, and the provision for loan and covered loan losses increased during third quarter 2012 compared to the prior periods presented as a result of accelerated credit remediation actions taken by management for select credits during third quarter 2012, which resulted in charge-offs of $99.1 million. In addition to these actions, the Company recorded net charge-offs of $26.4 million, nearly 70% of which reflects the estimated losses attributed to a single commercial borrower currently in the process of bankruptcy.

Charge-offs related to covered loans primarily reflect the decline in estimated future cash flows of certain loans, net of the reimbursement from the FDIC under the FDIC Agreements. Management re-estimates cash flows periodically, and the present value of any decreases in expected cash flows, net of reimbursement from the FDIC, is recorded as either a charge-off in that period or an allowance for loan losses is established. Any increases in expected cash flows, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, cumulative increases in expected cash flows exceeded cumulative declines.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2012, December 31, 2011, and September 30, 2011. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 20
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Third Quarter 2012 % Change From
	September 30, 2012	December 31, 2011	September 30, 2011	Fourth Quarter 2011	Third Quarter 2011
Demand deposits	$1,852,810	$1,613,221	$1,569,671	14.9	18.0
Savings deposits	1,048,430	952,962	940,151	10.0	11.5
NOW accounts	1,111,412	1,062,993	1,129,893	4.6	(1.6)
Money market accounts	1,234,833	1,237,600	1,236,546	(0.2)	(0.1)
Transactional deposits	5,247,485	4,866,776	4,876,261	7.8	7.6
Time deposits	1,470,041	1,669,348	1,713,081	(11.9)	(14.2)
Brokered deposits	28,952	19,647	18,332	47.4	57.9
Total time deposits	1,498,993	1,688,995	1,731,413	(11.2)	(13.4)
Total deposits	6,746,478	6,555,771	6,607,674	2.9	2.1
Repurchase agreements	74,570	87,893	110,153	(15.2)	(32.3)
FHLB advances	115,265	164,946	151,848	(30.1)	(24.1)
Total borrowed funds	189,835	252,839	262,001	(24.9)	(27.5)
Senior and subordinated debt	231,156	187,488	137,749	23.3	67.8
Total funding sources	$7,167,469	$6,996,098	$7,007,424	2.4	2.3
Average interest rate paid on borrowed funds	1.06%	1.05%	1.07%
Weighted-average maturity of FHLB advances	23.2 months	19.3 months	8.8 months
Weighted-average interest rate of FHLB advances	1.68%	2.13%	0.92%

Average funding sources for third quarter 2012 increased $171.4 million from fourth quarter 2011 and $160.0 million from third quarter 2011. Growth in average demand deposits from both prior periods presented offset a decline in higher costing time deposits and borrowed funds, which resulted in a more favorable funding mix.

The growth in average senior and subordinated debt for third quarter 2012 compared to both prior periods presented reflects the issuance of $115.0 million in senior debt in fourth quarter 2011, which was used, in combination with existing liquid assets, to fund the redemption of the Series B preferred stock issued to the Treasury.

Table 21
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2012		September 30, 2011
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$69,103	0.01	$83,929	0.02
FHLB advances	114,588	1.68	302,500	0.92
Total borrowed funds	$183,691	1.05	$386,429	0.72
Average for the year-to-date period:
Securities sold under agreements to repurchase	$82,987	0.01	$126,896	0.02
Federal funds purchased	-	-	806	0.17
FHLB advances	113,428	1.74	142,335	1.93
Total borrowed funds	$196,415	1.03	$270,037	1.03
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$103,591		$174,810
Federal funds purchased	-		175,000
FHLB advances	114,593		302,500
Federal term auction facilities	-		1

Securities sold under repurchase agreements declined from September 30, 2011 to September 30, 2012 as certain municipal customers shifted balances into demand deposits, which are insured by the FDIC.

Average borrowed funds totaled $196.4 million for the first nine months of 2012, decreasing $73.6 million, or 27.3%, from the same period in 2011. The increase in core transactional deposits during this period reduced our reliance on these higher-costing funds.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of September 30, 2012 and December 31, 2011.

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

Table 22
Capital Measurements
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at September 30, 2012
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$749,935	$853,961
Tier 1 capital, as defined in federal regulations	$638,833	$724,863
Trust preferred securities included in Tier 1 capital	(64,265)	(84,730)
Tier 1 common capital	$574,568	$640,133
Risk-weighted assets, as defined in federal regulations	$6,437,263	$6,241,191
Average assets, as defined in federal regulations	7,854,202	7,813,637
Regulatory capital ratios:
Total capital to risk-weighted assets	11.65%	13.68%	10.00%	16%	$106,209
Tier 1 capital to risk-weighted assets	9.92%	11.61%	6.00%	65%	$252,597
Tier 1 common capital to risk-weighted assets (1)	8.93%	10.26%	N/A(2)	N/A(2)	N/A(2)
Tier 1 leverage to average assets	8.13%	9.28%	5.00%	63%	$246,123
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$933,435	$962,587
Goodwill and other intangible assets	(281,914)	(283,650)
Tangible common equity	651,521	678,937
Accumulated other comprehensive loss	9,248	13,276
Tangible common equity, excluding accumulated other comprehensive loss	$660,769	$692,213
Total assets	$8,167,176	$7,973,594
Goodwill and other intangible assets	(281,914)	(283,650)
Tangible assets	$7,885,262	$7,689,944
Tangible common equity ratios:
Tangible common equity to tangible assets	8.26%	8.83%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	8.38%	9.00%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.12%	10.88%	N/A(2)	N/A(2)	N/A(2)

(1)	Excludes the impact of trust-preferred securities.
(2)	Ratio is not subject to formal Federal Reserve regulatory guidance.

The decline in capital ratios from December 31, 2011 resulted from a $65.6 million decrease in Tier 1 capital, which was driven by the net loss of $34.3 million for the nine months ended September 30, 2012 and a reduction in trust preferred junior subordinated debentures (“TRUPs”) included in Tier 1 capital.

In first quarter 2012, we repurchased and retired approximately $21 million of 6.95% TRUPs out of a total $87.4 million at a discount of 2.25%. This transaction resulted in the recognition of a pre-tax gain of $256,000. Although the TRUPs were included as a component of Tier 1 capital, we elected to retire them given the low interest rate environment.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Proposed Capital Rules

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The proposed rules, which would impact both the Company and the Bank, are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Capital Proposals (the “Basel III Proposal”) outlines the components of capital and other issues affecting the numerator in regulatory capital ratios. The other proposal (the “Standardized Approach Proposal”) describes risk weights and other issues affecting the denominator in regulatory capital ratios, replacing the current risk weighting approach with a more risk-sensitive approach. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the international implementation schedule for the Basel III Proposal is January 1, 2013, which is subject to a phase-in period, and the schedule for the Standardized Approach Proposal is January 1, 2015, with an option for early adoption.

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

With respect to the Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act by:

•	Introducing a Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized) with a required CET1 ratio of 6.5% for well-capitalized status.
•	Increasing the minimum Tier 1 capital ratio requirement for each category with an 8% minimum Tier 1 capital ratio for well-capitalized status (compared to the current 6%).
•	Eliminating the current provision allowing a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be well capitalized.

Standardized Approach Proposal

The mandatory Standardized Approach Proposal would substitute non-ratings-based alternatives for Basel II’s heavy reliance on credit ratings to facilitate compliance with the Dodd-Frank Act. This proposal would expand the risk-weighting categories from the current Basel I-derived categories (0%, 20%, 50% and 100%) to a larger, more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. These provisions are expected to result in higher risk weights for a variety of asset categories. Proposed risk-weighting provisions include the following:

•	Applying a 150% risk weight compared to a 100% risk-weight for certain high volatility commercial real estate acquisition, development and construction loans.
•
For residential mortgage exposures, the current approach of a 50% risk-weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk-weight ranging from 35% to 200% depending upon the loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk-weight to exposures (other than residential mortgage exposures) that are 90 days or more past due.
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

In addition, the Standardized Approach Proposal provides more advantageous risk weights for derivatives and repurchase-style transactions cleared with a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

As of September 30, 2012, management believes that the Company and the Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2011 10-K. These policies, along with the disclosures presented in “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed in our 2011 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2011 10-K.

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

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a most likely forecast, a flat or unchanged rate environment, a gradual increase and decrease of 200 basis points that occur in equal steps over a nine-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
September 30, 2012:
Dollar change	$(9,372)	$11,197	$(11,618)	$15,645	$	N/M	$28,176
Percent change	-3.6%	+4.3%	-4.5%	+6.1%		N/M	+10.9%
December 31, 2011:
Dollar change	$(8,457)	$13,392	$(13,983)	$19,209	$	N/M	$36,576
Percent change	-3.1%	+4.9%	-5.2%	+7.1%		N/M	+13.5%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a nine-month horizon.
(2)	N/M – Due to the low level of interest rates as of September 30, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

Overall, in rising and declining interest rate scenarios, interest rate risk volatility is stable at September 30, 2012 compared to December 31, 2011 given a gradual change in interest rates. In first quarter 2012, deposits acquired in a fourth quarter 2011 transaction that had previously been held in short-term investments were redeployed into securities, specifically CMOs and other MBSs. This reinvestment, combined with loan growth, drove the change in interest rate sensitivity from December 31, 2011 to September 30, 2012.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200	-300 (1)		+300
September 30, 2012:
Dollar change	$(82,871)	$124,780	$	N/M	$170,472
Percent change	-7.0%	+10.6%		N/M	+14.5%
December 31, 2011:
Dollar change	$(168,853)	$148,369 ++	$	N/M	$221,525
Percent change	-13.3%	+11.7%		N/M	+17.4%

(1)	N/M- Due to the low level of interest rates as of September 30, 2012 and December 31, 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful.

As of September 30, 2012, the estimated sensitivity of the economic value of equity to changes in rising interest rates is less positive compared to December 31, 2011, and the estimated sensitivity to falling rates is less negative compared to December 31, 2011. The change from December 31, 2011 is due to the investment of interest-bearing cash into securities and loan growth described in the previous section. In addition, during first quarter 2012, approximately $21 million of TRUPS were redeemed and retired. The decrease in these long-term liabilities reduced exposure to rising rates.

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

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The complaint has been amended several times. The most recent amendment to this complaint was filed on October 1, 2012 by the plaintiffs. The Bank filed a motion to dismiss this new complaint. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges that various practices resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution. The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during third quarter 2012. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2011. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July1 – July 31, 2012	-	$-	-	2,494,747
August 1 – August 31, 2012	1,196	11.24	-	2,494,747
September 1 – September 30, 2012	698	12.67	-	2,494,747
Total	1,894	$11.77	-

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 8 of the Company’s Notes to the Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Report of Independent Registered Public Accounting Firm.
101	Interactive Data File.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        First Midwest Bancorp, Inc.

                           /s/ PAUL F. CLEMENS
                                 Paul F. Clemens
    Executive Vice Presendent, Chief Financial Officer,
                 and Principal Accounting Officer*

Date:  November 9, 2012

* Duly authorized to sign on behalf of the registrant.