Form 10-K
period 2012-12-31
FIRST MIDWEST BANCORP INC
filed 2013-03-01
CIK 702325

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year-ended December 31, 2012
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ].

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $10.98, as quoted on the Nasdaq Stock Market, was $783,281,468.

As of March 1, 2013, there were 75,117,014 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2013 Annual Stockholders' Meeting - Part III

FORM 10-K

Incorporation by Reference

Certain items in Part III of this report are incorporated by reference to portions of the Company's definitive 2013 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the "Proxy Statement").

GLOSSARY OF TERMS

First Midwest Bancorp, Inc. provides the following list of defined terms and acronyms as a tool for the reader. The defined terms and acronyms identified below are used in the Introduction, Business, Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements sections of this Form 10-K.

Proxy Statement	the Company's definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 14, 2013
BHC Act	Bank Holding Company Act of 1956, as amended
ALCO	Asset Liability Committee
AMT	alternative minimum tax under the Internal Revenue Code of 1986, as amended
ATM	automated teller machine
Bank	First Midwest Bank (the Company's wholly owned and principal operating subsidiary)
BIA	Banking on Illinois Act
Board	the Board of Directors of First Midwest Bancorp, Inc.
BOLI	bank-owned life insurance
Catalyst	Catalyst Asset Holdings, LLC (one of the Company's three wholly owned direct subsidiaries)
CDOs	trust preferred collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMOs	collateralized mortgage obligations
Code	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which is traded on the Nasdaq Stock Market under the symbol "FMBI"
Company	First Midwest Bancorp, Inc.
CRA	Community Reinvestment Act of 1977
CSV	cash surrender value
DIF	the FDIC's Deposit Insurance Fund
Directors Plan	Non-employee Directors Stock Plan that provides for the granting of equity awards to the Company's non-management Board Members
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDIC Agreements	Purchase and Assumption Agreements and Loss Share Agreements between the Bank and the FDIC
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	a financial holding company
FHLB	Federal Home Loan Bank
FICO	credit score created by Fair Isaac Corporation
First Midwest	First Midwest Bancorp, Inc.
FMCT	First Midwest Capital Trust I
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act of 1999
IBA	Illinois Banking Act
IDFPR	Illinois Department of Financial and Professional Regulation
LIBOR	London Interbank Offered Rate
MBSs	Other mortgage-backed securities

NOL	net operating loss
OFAC	Office of Foreign Assets Control Regulation
Omnibus Plan	Omnibus Stock and Incentive Plan that permits the granting of long-term incentives to certain key employees of the Company
OREO	Other real estate owned, or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI	other-than-temporary impairment
Parasol	Parasol Investment Management, LLC (one of the Company's three wholly owned direct subsidiaries)
Parent Company	First Midwest Bancorp, Inc. on an unconsolidated basis
Pension Plan	the Company-sponsored noncontributory defined benefit retirement plan
Profit Sharing Plan	the Company's defined contribution retirement savings plan
PSLRA	Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
Restoration	Restoration Asset Management, LLC (a wholly owned subsidiary of Catalyst)
S&P	Standard & Poor's Rating Services
S&P 500	S&P 500 Stock Index
S&P SmallCap 600 Banks	S&P SmallCap 600 Banks Index
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
TDR	troubled debt restructuring
Treasury	U.S. Department of the Treasury
VIE	variable interest entity
Waukegan Savings	the former Waukegan Savings Bank, acquired by the Company in an FDIC-assisted transaction

INTRODUCTION

First Midwest Bancorp, Inc. (the "Company", "we", or "our") is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the "Bank"), which provides a broad range of commercial and retail banking and wealth management services to consumer, corporate, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC"), and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

•
Certificate of Incorporation.
•
By-laws.
•
Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees.
•
Related Person Transaction Policies and Procedures.
•
Corporate Governance Guidelines.
•
Code of Ethics and Standards of Conduct (the "Code"), which governs our directors, officers, and employees.
•
Code of Ethics for Senior Financial Officers.

Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our website any amendment to the Code and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our securities by our executive officers and directors. The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. We post on our website any disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections titled "Risk Factors" in Part 1 Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II Item 7 of this Annual Report on Form 10-K as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. is a single bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is one of Illinois' largest independent publicly traded banking companies with assets of $8.1 billion as of December 31, 2012 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company's $0.01 per share par value common stock is listed on the Nasdaq Stock Market and trades under the symbol FMBI ("Common Stock").

History

First Midwest commenced business in March 1983 after a multi-institution acquisition of over 20 affiliated financial institutions. At the time, this transaction was the largest simultaneous acquisition of banks ever approved by the Board of Governors of the Federal Reserve System ("Federal Reserve") and involved a re-organization of existing ownership interests, as the acquired entities were under some form of common control. Since 1983, the Company completed approximately 20 acquisitions of financial institutions and branches representing over $4 billion in assets, including the following Federal Deposit Insurance Corporation ("FDIC")-assisted transactions:

Institution Acquired	Date Acquired	Assets of Former Institution
Waukegan Savings Bank ("Waukegan Savings")	August 3, 2012	$86 million
Palos Bank and Trust Company (1)	August 13, 2010	$485 million
Peotone Bank and Trust Company (1)	April 23, 2010	$129 million
First DuPage Bank (1)	October 23, 2009	$261 million
  (1)
  Most loans and other real estate owned ("OREO") acquired in these transactions are covered by agreements with the FDIC (the "FDIC Agreements"). Under the FDIC Agreements, the FDIC will reimburse the Company for the majority of the losses and eligible expenses related to these assets.

For more information regarding the FDIC-assisted transactions, please refer to Notes 2 and 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

In the normal course of business, the Company may, from time to time, explore potential opportunities for expansion in core market areas through the acquisition of banking institutions. As a matter of policy, the Company generally does not comment on any dialogue with potential targets or possible acquisitions until a definitive acquisition agreement is signed. The Company's ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Company's bank regulators' views at the time as to the capital levels, quality of management and overall condition of the Company and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

Subsidiaries

First Midwest is responsible for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital. As of December 31, 2012, the following were the primary subsidiaries of First Midwest:

    First Midwest Bank

The Bank conducts the majority of the Company's operations primarily in communities in metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. The following table presents key figures for the Bank.

(Dollar amounts in thousands)	December 31, 2012
Total assets	$7,984,323
Total deposits	$6,698,209
Banking offices	95
Full-time equivalent employees	1,707

The Bank operates the following wholly owned subsidiaries:

•
First Midwest Holdings, Inc. is a Delaware corporation that manages investment securities, principally municipal obligations, and provides corporate management services to its wholly owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities and is largely inactive.

•
First Midwest Securities Management, LLC is a limited liability company that manages investment securities.

•
LIH Holdings, LLC is an Illinois limited liability company that holds an equity interest in a Section 8 housing venture.

•
Synergy Property Holdings, LLC is an Illinois limited liability company that manages the majority of the Bank's other real estate owned ("OREO") properties.

    Catalyst Asset Holdings, LLC ("Catalyst")

Catalyst is an Illinois limited liability company that manages a portion of the Company's non-performing assets. The Company established Catalyst in the first quarter of 2010. In March 2010, the Company purchased $168.1 million of non-performing assets from the Bank and transferred them to Catalyst in the form of a capital injection. Catalyst had $17.9 million in non-performing assets remaining as of December 31, 2012.

Catalyst has one wholly owned subsidiary, Restoration Asset Management, LLC ("Restoration"), an Illinois limited liability company that manages Catalyst's OREO properties. The Bank provides certain administrative and management services to Catalyst and Restoration pursuant to a services agreement. The amounts charged under this services agreement are intended to reflect the actual costs to the Bank for providing such services.

    Parasol Investment Management, LLC ("Parasol")

Parasol began operations in 2011 and is a registered investment advisor under the Investment Advisors Act of 1940. Parasol conducts its business in one of the Bank's offices and provides wealth management services to the Bank's wealth management division and to individual and institutional clients, such as corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds.

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

FMCT qualifies as a variable interest entity for which the Company is not the primary beneficiary. Consequently, its accounts are not consolidated in the Company's financial statements. However, the currently outstanding $61.8 million in trust-preferred securities issued by FMCT is included in the Tier 1 capital of the Company for regulatory capital purposes. For a further description of FMCT, refer to Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Market Area

The Bank operates in the most active and diverse markets in Illinois, the largest of which is the suburban metropolitan Chicago market, which includes the counties surrounding Cook County, Illinois. The Bank's other service areas are located in northwestern Indiana, western Illinois, eastern Iowa, and central Illinois. These service areas include a mixture of urban, suburban, and rural markets and contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural. The Bank's business of attracting deposits and making loans is primarily conducted within its service areas and may be affected by significant changes in their economies.

Competition

The banking and financial services industry in the markets in which the Bank operates (and particularly the Chicago metropolitan area) is highly competitive. Generally, the Bank competes for banking customers and deposits with other local, regional, national, and internet banks and savings and loan associations; personal loan and finance companies and credit unions; and mutual funds and investment brokers. The Company faces intense competition from local and out of state institutions within its service areas.

Competition is driven by a number of factors, including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and automated teller machines ("ATMs"); the availability, ease of use, and range of banking services on the internet; the availability of related services; and a variety of additional services, such as wealth management services.

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

The Company faces competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend upon its ability to attract new employees and retain and motivate existing employees.

Our Business

The Bank offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. The Bank has been in the basic business of commercial and community banking for over 60 years, namely attracting deposits and making loans, as well as providing wealth management services. The Company does not engage in any sub-prime lending, nor does it engage in non-commercial banking activities, such as investment banking services.

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

  Lending Activities

The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company's borrowers are businesses and residents of the Bank's service areas. The Company's largest category of lending is commercial real estate (including construction loans), followed by commercial and industrial. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios at time of issuance are 50% for unimproved land and 65% for developed land. The Company's consumer loans consist primarily of home equity loans and lines of credit and 1-4 family mortgages.

No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. However, 62.6% of our loan portfolio consisted of real estate-related loans at December 31, 2012.

For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  Sources of Funds

The Bank's ability to maintain affordable funding sources allows the Company to meet the credit needs of its customers and the communities it serves. The Bank maintains a relatively stable base of core deposits that are the primary source of the Company's funds for lending and other investment purposes. Deposits funded 82.4% of the Company's assets at the end of 2012 with a net loans-to-deposits ratio of 80.7%. Consumer, commercial, and public deposits come from the Company's primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

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

  Investment Activities

The Bank maintains a sizeable securities portfolio in order to provide the Company with financial stability, asset diversification, income, and collateral for borrowing. The Company administers this securities portfolio in accordance with an investment policy that was approved and adopted by the Board of Directors of the Bank. The Company's Asset Liability Committee implements the investment policy based on the established guidelines within the written policy.

The basic objectives of the Bank's investment activities are to enhance the profitability of the Company by fully investing available funds, provide adequate regulatory and operational liquidity, minimize and/or adjust the interest rate risk position of the Company, diversify and mitigate the Company's exposure to credit risk, and provide collateral for pledging requirements. For detailed information regarding the Company's securities portfolio, see the "Investment Portfolio Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

Supervision and Regulation

The Bank is an Illinois state-chartered bank and a member of the Federal Reserve, which has the primary authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities including the FDIC, which oversees insured deposits and assets covered by Purchase and Assumption Agreements and Loss Share Agreements with the FDIC (the "FDIC Agreements"), and the U.S. Department of the Treasury ("Treasury"), which enforces money laundering and currency transaction regulations. In addition to banking regulations, as a public company, the Company is under the jurisdiction of the SEC and the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

The following sections describe the significant elements of the material statutes and regulations affecting the Company and its subsidiaries, many of which are the subject of ongoing revision and legislative rulemaking as a result of the government's long-term regulatory reform of the financial markets and the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which is discussed in more detail later in this report. In some cases, the new proposals may include a radical overhaul of the regulation of financial institutions or limitations on the products they offer.

The final regulations or regulatory policies that are applicable to the Company and its subsidiaries and eventually adopted by the U.S. government could have a material adverse effect on our business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.

  Bank Holding Company Act of 1956, As Amended (the "BHC Act")

Generally, the BHC Act governs the acquisition and control of banks and non-banking companies by bank holding companies and requires bank holding companies to register with the Federal Reserve. The BHC Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require. A bank holding company and its subsidiaries are subject to examination by the Federal Reserve.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act and fair housing laws, and the effectiveness of the banks in combating money laundering activities.

In addition, the BHC Act prohibits (with certain exceptions) a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any "non-banking" company unless the non-banking activities are found by the Federal Reserve to be "so closely related to banking as to be a proper incident thereto." Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.

  Transactions with Affiliates

Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be at an arm's-length basis. Covered transactions are defined by statute to include:

•
A loan or extension of credit, as well as a purchase of securities issued by an affiliate.
•
The purchase of assets from an affiliate, unless otherwise exempted by the Federal Reserve.
•
Certain derivative transactions that create a credit exposure to an affiliate.
•
The acceptance of securities issued by an affiliate as collateral for a loan.
•
The issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

The Bank is also limited as to how much and on what terms it may lend to its insiders and the insiders of its affiliates, including executive officers and directors.

  Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, the BHC Act provides that any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

  Community Reinvestment Act of 1977 (the "CRA")

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. During its last examination in August 2010, the Bank received a rating of "outstanding," the highest available.

  Gramm-Leach-Bliley Act of 1999 (the "GLB Act")

The GLB Act allows certain bank holding companies to elect to be treated as a financial holding company (an "FHC") that may offer customers a more comprehensive array of financial products and services. Such products and services may include insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. Activities that are "complementary" to financial activities are also authorized. Under the GLB Act, the Federal Reserve may not permit a company to register or maintain status as an FHC if the company or any of its insured depository institution subsidiaries are not well-capitalized and well managed. The Federal Reserve may prohibit an FHC from engaging in otherwise permissible activities at its supervisory discretion. In addition, for an FHC to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC must have received a rating of at least "satisfactory" in its most recent examination under the CRA.

Also under the GLB Act, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third parties.

  Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy and USA Patriot Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Office of Foreign Assets Control Regulation ("OFAC")

The United States imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by OFAC, an agency of the Treasury. These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act's provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies and banks with total consolidated assets of $10 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. We are monitoring developments with respect to the provisions applicable to bank holding companies and banks with total consolidated assets of $10 billion or more in the event that the Company or Bank reaches that size.

Some of these provisions may have the consequence of increasing the Company's expenses, decreasing the Company's revenues, and changing the activities in which the Company chooses to engage. Many aspects of the Dodd-Frank Act are still subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

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
•
The ability to require reports from institutions with assets under $10 billion, such as the Bank, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
•
Examination authority (limited to assessing compliance with federal consumer financial laws) with respect to institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

The CFPB, which commenced operations on July 21, 2011, engages in several activities including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

The full extent of the CFPB's authority and potential impact on the Company is unclear at this time, but the Company continues to monitor the CFPB's activities on an ongoing basis.

The Bank is also subject to a number of regulations intended to protect consumers in various areas, such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, the Bank is subject to such acts as the Federal Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act. Wealth management activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Federal Truth in Lending Act. Other consumer financial laws include the Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and applicable state laws.

The Federal Reserve has primary responsibility for examination and enforcement of federal consumer financial laws with respect to the Company, and state authorities are responsible for all state consumer laws with respect to the Company.

  Interchange Fees

The Federal Reserve adopted a final rule, effective October 1, 2011, with respect to the Durbin Amendment of the Dodd-Frank Act, which establishes a maximum permissible interchange fee for many types of debit interchange transactions to equal no more than 21 cents plus five basis points of the transaction value. Furthermore, the Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements promulgated by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also approved rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which became effective April 1, 2012.

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

  Capital Requirements

The Federal Reserve and other federal bank regulators established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies

(collectively, "banking institutions"). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process and in the analysis of applications by the regulatory authorities. These guidelines require banking institutions to maintain capital based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee").

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

Capital is classified in one of the following tiers:

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements dictate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, the leverage ratio for a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action must be at least 5.0%. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.

In June 2012, the Company's primary federal regulator, the Federal Reserve, published two notices of proposed rulemaking (the "2012 Capital Proposals") that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules, which are based on the Basel I capital accords of the Basel Committee referenced above. One of the 2012 Capital Proposals (the "Basel III Proposal") addresses the components of capital and other issues affecting the numerator in banking institutions' regulatory capital ratios and would implement the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards. The other proposal (the "Standardized Approach Proposal") addresses risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively. However, final rules have not yet been adopted; therefore, the Basel III framework is not yet applicable to the Company or the Bank.

The Basel III Proposal, among other things, (i) introduces a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Proposal will require the Company and the Bank to maintain the following minimum ratios:

	Minimum Ratio	Capital Conservation Buffer	Effective Ratio
CET1 to risk-weighted assets	4.5%	2.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0%	2.5%	8.5%
Total capital to risk-weighted assets	8.0%	2.5%	10.5%
Leverage ratio	N/A	N/A	3.0%

The Basel III Proposal also provides for a "countercyclical capital buffer" that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company and the Bank.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum ratio, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Proposal would also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized. The Basel III proposal does not change the total risk-based capital requirement for any category.

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008, but would be mandatory and, because of Dodd-Frank's prohibition on the use of credit ratings, would substitute non ratings-based alternatives for Basel II's heavy reliance on credit ratings.

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to

600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

•
Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category 2" residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).
•
Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
•
Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.
•
Providing for a 100% risk weight for claims on securities firms.
•
Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

  Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The proposed Basel III framework also will require banks and bank holding companies to measure their liquidity against specific tests, specifically:

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

The Basel III liquidity framework currently contemplates that the LCR will be subject to an observation period continuing throughout 2013, and a minimum standard LCR of 60% will be required by 2015 with a phase-in continuing through 2019. Final implementation of a minimum standard will be subject to any revisions resulting from the analyses conducted and data collected during the observation period. Similarly, the NSFR will be subject to an observation period through 2016 and implemented as a minimum standard by January 1, 2018 subject to any revisions resulting from the analyses conducted and data collected during the observation period.

The Basel III liquidity standards are subject to rulemaking, and their terms may change before implementation.

The federal banking agencies have not proposed rules implementing the final Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

  Prompt Corrective Action

The Federal Deposit Insurance Act, as amended ("FDIA"), requires among other things the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2012, the Company believes the Bank was "well capitalized" based on its ratios as defined above.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

"Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

As stated above, the Basel III Proposal would revise the "prompt corrective action" categories. See section titled "Capital Requirements" of this Item 1 for detail.

  Illinois Banking Law

The Illinois Banking Act ("IBA") governs the activities of the Bank, an Illinois banking corporation. The IBA (i) defines the powers and permissible activities of an Illinois state-chartered bank, (ii) prescribes corporate governance standards, (iii) imposes approval requirements on mergers of state banks, (iv) prescribes lending limits, and (v) provides for the examination of state banks by the IDFPR. The Banking on Illinois Act ("BIA") became effective in mid-1999 and amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.

  Dividends

The Company's primary source of liquidity is dividend payments from the Bank. In addition to requirements to maintain adequate capital above regulatory minimums, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. While it continues its banking business, the Bank may not pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank's undivided profits; and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. However, the Company is subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve and the IDFPR are authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate. Due to the current financial and economic environment, the Federal Reserve indicated that bank holding companies should carefully review their dividend policy and discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

  FDIC Insurance Premiums

Bank holding companies and banks with average total consolidated assets greater than $10 billion must conduct an annual stress test of capital and consolidated earnings and losses under one base, both of which are provided by the federal banking agencies. Capital ratios reflected in required stress test calculations will most likely be an important factor considered by the federal banking agencies in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In the event that the Company or the Bank grows to assets of $10 billion or more, the Company will be subject to these stress test requirements.

The Bank's deposits are insured through the DIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. Insurance of deposits may be terminated by the FDIC upon a finding that the institution engaged or is engaging in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings. For deposit insurance assessment purposes, an insured depository institution is placed into one of the four risk categories each quarter. An institution's assessment is determined by multiplying its assessment rate by its assessment base.

The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

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

In addition, in 2011, the Federal Reserve, along with other federal banking agencies and the SEC, proposed rules, which have not yet been finalized, relating to incentive-based compensation for entities deemed to be a "covered financial institution", which includes both the Company and the Bank. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation.

    Future Legislation

In addition to the specific legislation described above, various legislation and regulation is being considered by Congress and regulatory agencies that may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

ITEM 1A. RISK FACTORS

An investment in First Midwest Common Stock is subject to risks inherent in the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's results of operations and financial condition could be adversely affected, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Related to the Company's Business

    Interest Rate and Credit Risks

The Company is subject to interest rate risk.

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it pays on deposits and borrowings. Such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it implements effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Net Interest Income" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

The repeal of federal prohibitions on payment of interest on demand deposits could increase the Company's interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions, including the Company, now offer interest on demand deposits to compete for customers. The Company's interest expense will increase and its net interest margin will decrease if it offers interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to lending risk.

There are inherent risks associated with the Company's lending activities. Underwriting and documentation controls cannot mitigate all credit risk, especially those outside the Company's control. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets in which the Company operates as well as those across the U.S. Increases in interest rates as well as continuing weakened economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.

In particular, continuing economic weakness in real estate and related markets could further increase the Company's lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and other actions.

As of December 31, 2012, the Company's loan portfolio consisted of corporate loans totaling 86.3%, the majority of which is secured by commercial real estate, and 13.7% of consumer loans. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to corporate and consumer loans.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company's operating performance.

Many of the Company's non-performing real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the value of the collateral securing the loan and the successful operation of the property. For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell. The Company's OREO portfolio consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.

In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed, except where a different disposition strategy is expected. The disposition strategy the Company has in place for a non-performing loan will determine the appraised value it uses (e.g., "as-is", "orderly liquidation", or "forced liquidation"). Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and other actions, and could have a material adverse effect on the Company's business and results of operations.

The Company's allowance for credit losses may be insufficient.

The Company maintains an allowance for credit losses at a level believed adequate to absorb estimated losses inherent in its existing loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic and business conditions; changes in competitive, legal, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside of the Company's control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for loan and covered loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Allowance for Credit Losses" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's process for determining the appropriate level of the allowance for credit losses.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

The Company may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, business plans, and other information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other information could have a material adverse impact on the Company's business, financial condition, and results of operations.

    Funding Risks

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2012, the Company's subsidiaries had deposits and other liabilities of $6.9 billion.

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining an adequate level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company's current credit ratings are as follows:

Rating Agency	Rating
Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc.	BBB-
Moody's Investor Services, Inc.	Baa2
Fitch, Inc.	BBB-

Regulatory requirements, future growth, or operating results may require the Company to raise additional capital, but that capital may not be available or be available on favorable terms, or it may be dilutive.

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

The Company's financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of the Company's assets or liabilities and financial results. Some of the Company's accounting policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions are incorrect, the Company may experience material losses. See the section captioned "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's critical accounting policies.

From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company's external financial statements. These changes are beyond the Company's control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition.

These standards are continuously updated and refined and new standards are developed resulting in changes that could have a material adverse effect on the Company's financial condition and results of operations.

The Company's controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company's loan underwriting and monitoring process, internal controls, disclosure controls and procedures, compliance controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depend on the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for estimating its loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value financial instruments are inadequate, the fair value of these financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement. Any failure in the Company's analytical or forecasting models could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

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

The Company's customer relationships are critical to the success of its business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While the Company believes its relationships with its key personnel are strong, it cannot guarantee that all of its key personnel will remain with the organization, which could result in the loss of some of its customers and could have a negative impact on the Company's business, financial condition, and results of operations.

The Company's information systems may experience an interruption or breach in security.

The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As the Company's reliance on technology systems increases, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from deliberate attacks or unintentional events including (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.

The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. During the year, the Company experienced certain immaterial cyber-attacks or breaches and continues to invest in security and controls to prevent and mitigate further incidents. Although the Company has not experienced any material losses relating to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

The occurrence of any failures, interruptions, or security breaches of the Company's technology systems could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition, results of operations, or stock price. As cyber threats continue to evolve, the Company may also be required to spend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

The Company is dependent upon outside third parties for processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company contracted with third parties to run its proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's financial condition and results of operations.

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

The financial industry identified circumstances of improper and fraudulent mortgage servicing and foreclosure practices and documentation, such as "robo signing," among some of the nation's largest lenders. This resulted in lengthy legal investigations and lawsuits brought by the various state attorneys general relating to the foreclosure practices of several financial institutions and their service providers and the suspension of foreclosures of single-family homes nationwide, including the Bank's service areas. Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") also stated that their mortgage servicers will be held liable for losses incurred by the government-sponsored enterprises as a result of flawed foreclosure processes. Further, the SEC issued a request for information about accounting and disclosure issues related to potential risks and costs associated with mortgage and foreclosure related activities.

In February 2012, these lenders entered into a $25 billion joint state-federal agreement under which the lenders promised to send direct payments to people who were victims of foreclosure servicing abuse and adhere to certain servicing processes and procedures going forward. Homeowners that borrowed through Fannie Mae and Freddie Mac, however, are not covered under the settlement. The Company was not a party to this litigation and is not a party to the joint settlement agreement.

The Company has a centralized foreclosure process within a single department of the Bank, including foreclosures relating to all residential, home equity, commercial, and serviced loans. As of December 31, 2012, the Bank serviced $59.6 million in loans guaranteed by Fannie Mae or Freddie Mac as part of various securitization transactions. In addition, the Company engages a loan servicer to support the administration and the resolution of certain covered assets, including single-family covered assets acquired by the Bank in FDIC-assisted transactions. Failure to comply with the applicable mortgage servicing and foreclosure requirements could have an adverse impact on the Company's reputation and results of operations.

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

The Company's available-for-sale securities are carried at fair value. Accounting standards require the Company to categorize these securities according to a fair value hierarchy. Less than one percent of the Company's available-for-sale securities were categorized in level 1 of the fair value hierarchy. Over 98% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy and the remaining securities were categorized as level 3. Refer to Note 22 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.

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

Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2012, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's available-for-sale securities would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

The Company's investment in bank-owned life insurance ("BOLI") may decline in value.

The Company has bank-owned life insurance contracts with a cash surrender value ("CSV") of $206.4 million as of December 31, 2012. A majority of these contracts are separate account contracts. These contracts are supported by underlying investments whose fair values are subject to volatility in the market. The Company limited its risk of loss in value of the securities through the use of stable value contracts that provide protection from a decline in fair value down to 80% of the CSV of the insurance policies. To the extent fair values on individual contracts fall below 80% of book value, the CSV of specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings. As of December 31, 2012, the fair value for all contracts exceeded 80% of book value, but turmoil in the market could result in declines that could have a material adverse effect on the Company's financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

As of December 31, 2012, the Company had $281.1 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company's tangible book value. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and/or other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

    External Risks

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes; further illiquidity in the credit markets; and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. In addition, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than the Company can offer. The expiration on December 31, 2012 of the FDIC's unlimited insurance coverage for non-interest-bearing transaction accounts at banking institutions may make it more likely for depositors to move funds into non-bank products.

The Company's ability to compete successfully depends on a number of factors, including:

•
Developing, maintaining, and building long-term customer relationships.
•
Expanding the Company's market position.
•
Offering products and services at prices and with the features that meet customers' needs and demands.
•
Introducing new products and services.
•
Maintaining a satisfactory level of customer service.
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

The Company's financial performance generally is dependent to a large extent upon the business environment in the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In recent years, the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole experienced a downward economic cycle. Significant weakness in market conditions adversely impacted all aspects of the economy including the Company's business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period, which further contributed to the adverse business environment for households and businesses. Concerns over U.S. fiscal policy, budget deficit issues, and political debate over the debt ceiling have created additional economic and market uncertainty.

While economic conditions have shown limited signs of improvement through 2012, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on the Company and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of the Company's loans, and therefore, its financial condition and results of operations as well as other potential adverse impacts including:

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
•
The process the Company uses to estimate losses inherent in the Company's loan portfolio requires difficult, subjective, and complex judgments. This process includes analysis of economic conditions and the impact of these economic conditions on borrowers' ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.
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

Concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally. Although the Company does not have direct exposure to European sovereign debt, these circumstances could indirectly affect the Company through general disruption in the global markets and the related effects on national and local economies, perceived weakness or market concerns about financial institutions generally, the Bank's hedging activities, customers with European businesses or assets denominated in the Euro, or companies in the Company's market with European businesses or affiliates.

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

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows are generally dependent upon (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of OTTI or total loss, which could have a material adverse effect on the Company's financial condition and results of operations.

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

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to sell the affected property or to repay the indebtedness secured by the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

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

Despite the actions taken by the U.S. government to raise the U.S. debt limit and address budget deficit concerns, Standard & Poor's Rating Services ("S&P") downgraded the U.S.'s credit rating from AAA to AA+ in 2011. Any future downgrades or changes in outlook by S&P or either of the other two major credit rating agencies could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and, consequently, could impact the value and liquidity of financial assets, including assets in the Company's investment and BOLI portfolios. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowings under repurchase arrangements, at reasonable terms. In turn, this could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

The Company's business may be adversely affected by the impact of uncertainty about the financial stability of troubled European Union member economies.

Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Federal regulators are closely monitoring U.S. money market funds' exposure to commercial paper issued by European banks. Approximately one-half of all prime money market funds are invested in European bank commercial paper and those European banks are heavily invested in government bonds issued by the troubled economies of certain European Union member countries. A default by any of those countries could have a broad negative effect on U.S. and world economies.

In addition, the European debt crisis caused credit spreads to widen in the fixed income debt markets and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise impact U.S.-based financial institutions, the stability of the global financial markets, and the limited economic recovery underway in the U.S. The Company cannot predict the current or future impact this uncertainty may have on its financial condition or results of operations.

    Legal/Compliance Risks

The Company is subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not security holders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, policies, and other supervisory guidance for possible changes.

Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, limit the activities we are permitted to engage in, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Item 1, "Business," and Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Rapidly implemented legislative and regulatory actions could have an unanticipated and adverse effect on the Company.

In response to the financial market crisis, the U.S. government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on an emergency basis in order to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner, rather than through the traditional legislative practice, does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company's business, increased costs, and material adverse effects on the Company's financial condition and results of operations.

The Company's business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act.

The Dodd-Frank Act, which became law in 2010, significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known until final rules are adopted and market practices and structures develop around the rules, which may take several years. See the section titled "Supervision and Regulation" in Item 1 of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act.

The Dodd-Frank Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Several provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). Many aspects of the Dodd-Frank Act that are applicable to the Company are subject to rulemaking that will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with new laws and regulations likely will result in additional operating costs that could have a material adverse effect on the Company's financial condition and results of operations.

The Company's business may be adversely affected in the future by the implementation of rules establishing standards for debit card interchange fees.

The Federal Reserve has implemented final rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Act. A debit card interchange fee is a fee paid by a merchant's bank to the customer's bank for the use of the debit card.

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

The Basel III final framework introduces a new capital measure and specifies adjustments to the instruments that comprise Tier 1 capital. In addition, the Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. For a more detailed description of this proposal, refer to the section titled "Supervision and Regulation" in Item 1, "Business," of this Form 10-K. These new standards are subject to further rulemaking and their terms may well change before implementation. The resulting impact of Basel III on the Company's capital and liquidity ratios and compliance costs is unknown, and could negatively affect the costs and availability of capital alternatives. In addition, requirements to maintain higher levels of capital or liquid assets could adversely impact the Company's net income and return on equity.

The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny.

The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. The Company is currently in compliance with these regulations. If regulators determine the Company is in violation of these restrictions or has not adequately implemented risk management practices, they could impose additional regulatory restrictions against the Company, which could have a material negative impact on the Company's business, financial condition, and results of operations.

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

Currently, there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters would be immaterial. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, refer to Item 3, "Legal Proceedings," and Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

    Risks Related to Acquisition Activity

Future acquisitions, including FDIC-assisted transactions, may disrupt the Company's business and dilute stockholder value.

In the past, the Company strategically acquired banks or branches of other banks. The Company may consider future acquisitions to supplement internal growth opportunities, as permitted by regulators. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks or branches involves potential risks that could have a material adverse impact on the Company's financial condition or results of operations, including:

•
Exposure to unknown or contingent liabilities of acquired banks.
•
Disruption of the Company's business.
•
Loss of key employees and customers of acquired banks.
•
Short-term decrease in profitability.
•
Diversion of management's time and attention.
•
Issues arising during transition and integration.
•
Dilution in the ownership percentage of holdings of the Company's Common Stock.
•
Difficulty in estimating the value of the target company.
•
Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long-term.
•
Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts.
•
Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.
•
Changes in banking or tax laws or regulations.

From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. In addition, in the current economic environment, the Company may be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, banking regulators may restrict the Company from making acquisitions. See the sections captioned "History" and "Supervision and Regulation" included in Item 1 for additional detail and Business for further discussion of these matters.

Competition for acquisition candidates is intense.

Numerous potential acquirers compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company's growth rate and have a material adverse effect on its ability to compete in its markets.

If the Company is inclined to participate in FDIC-assisted transactions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of such transaction might be or whether the Company would be successful in acquiring the bank or targeted assets.

Failure to comply with the terms of loss share agreements with the FDIC may result in potential losses.

The Company has completed four FDIC-assisted transactions. In three of those transactions, most loans and OREO acquired are covered by the FDIC Agreements, under which the FDIC will reimburse the Bank for a portion of the losses and eligible expenses arising from certain assets of the acquired institutions. The FDIC Agreements have specific and detailed compliance, servicing, notification, and reporting requirements. Non-compliance with the terms of the FDIC Agreements could result in the loss of reimbursement on individual loans, large pools of loans, or OREO and could result in material losses that adversely affect the Company's business or financial condition.

The valuations of loans and OREO acquired in FDIC-assisted transactions and the related FDIC indemnification asset rely on estimates that may be inaccurate.

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

Stock price volatility may make it more difficult for you to resell your Common Stock when you want and at prices you find attractive. The Company's Common Stock price can fluctuate significantly in response to a variety of factors including:

•
Actual or anticipated variations in quarterly results of operations.
•
Recommendations by securities analysts.
•
Operating and stock price performance of other companies that investors deem comparable to the Company.
•
News reports relating to trends, concerns, and other issues in the financial services industry.
•
Perceptions in the marketplace regarding the Company and/or its competitors.
•
New technology used or services offered by competitors.
•
Significant acquisitions or business combinations, strategic partnerships, joint venture, or capital commitments by or involving the Company or its competitors.
•
Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
•
Changes in government regulations.
•
Geopolitical conditions, such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company's Common Stock price to decrease regardless of operating results.

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

On March 16, 2009, the Board of Directors of First Midwest Bancorp, Inc. ("the Board") announced a reduction in the Company's quarterly Common Stock dividend from $0.225 per share to $0.01 per share. The Company has paid dividends of $0.01 per share for the past 16 quarters. While the Company considers future capital strategies, including an increase in quarterly dividends, any increase will be subject to regulatory review. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Board and will depend upon the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

In addition, the Federal Reserve issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Under this regulation, if the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.

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

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois, which is leased from an unaffiliated third party. The Company occupies a total of 95 facilities as presented in the following table.

December 31, 2012
Bank offices:
Executive office in Itasca, Illinois	1
Bank branches	91
Operational facility in Joliet, Illinois	1
Other lending and commercial banking offices	2

Total bank offices	95

Bank offices owned and not subject to any material liens	75
Leased bank offices	20

Total bank offices	95

Total ATMs	130

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

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

In August of 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit is based on the Bank's practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution, and no class has been certified. The Bank filed a motion to dismiss the complaint and, on January 23, 2013, the Circuit Court granted the Bank's motion and dismissed the complaint with prejudice. On February 20, 2013, the plaintiffs filed a notice of appeal with the Illinois Appellate Court. The Company believes that the Bank has meritorious defenses to the claims made by the plaintiffs and, accordingly, the Bank intends to continue to vigorously defend itself against the allegations in the lawsuit.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded under the symbol "FMBI" in the Nasdaq Global Select market tier of the Nasdaq Stock Market. As of December 31, 2012, there were 2,004 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or shareholders from previously acquired companies that did not exchange their stock).

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$13.57	$13.40	$12.25	$12.87	$10.31	$12.72	$13.48	$13.07
Low	$11.62	$10.43	$9.42	$10.25	$6.89	$7.22	$11.05	$10.79
Quarter-end	$12.52	$12.56	$10.98	$11.98	$10.13	$7.32	$12.29	$11.79
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.32%	0.32%	0.36%	0.33%	0.39%	0.55%	0.33%	0.34%
Book value per common share at quarter-end	$12.57	$12.47	$13.07	$12.99	$12.93	$12.88	$12.74	$12.49
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

Stock Performance Graph

The graph below illustrates the cumulative total return (defined as stock price appreciation or depreciation and dividends) to stockholders from the Company's Common Stock against a broad-market total return equity index, the S&P 500 Stock Index (the "S&P 500"), and a published industry total return equity index, the S&P SmallCap 600 Banks Index ("S&P SmallCap 600 Banks"), over a five-year period.

Comparison of Five-Year Cumulative Total Return Among
First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2007	2008	2009	2010	2011	2012
First Midwest	$100.00	$68.56	$37.56	$39.87	$35.21	$43.66
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P SmallCap 600 Banks	100.00	100.63	69.16	81.51	80.79	93.89
  (1)
  Assumes $100 invested on December 31, 2007 in the Company's Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2012. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2012. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2012	-	$-	-	2,494,747
November 1 – November 30, 2012	-	-	-	2,494,747
December 1 – December 31, 2012	14,114	12.47	-	2,494,747

Total	14,114	$12.47	-

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

 ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2012 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	Years ended December 31,
	2012	2011	2010	2009	2008
Operating Results (Amounts in thousands, except per share data)
Net (loss) income	$(21,054)	$36,563	$(9,684)	$(25,750)	$49,336
Net (loss) income applicable to common shares	(20,748)	25,437	(19,717)	(35,551)	48,482
Per Common Share Data
Basic (loss) earnings per common share	$(0.28)	$0.35	$(0.27)	$(0.71)	$1.00
Diluted (loss) earnings per common share	(0.28)	0.35	(0.27)	(0.71)	1.00
Common dividends declared	0.040	0.040	0.040	0.040	1.155
Book value at year end	12.57	12.93	12.40	13.66	14.72
Market price at year end	12.52	10.13	11.52	10.89	19.97
Performance Ratios
Return on average common equity	(2.14% )	2.69%	(2.06% )	(4.84% )	6.46%
Return on average assets	(0.26% )	0.45%	(0.12% )	(0.32% )	0.60%
Net interest margin – tax-equivalent	3.86%	4.04%	4.13%	3.72%	3.61%
Dividend payout ratio	(14.29% )	11.43%	(14.81% )	(5.63% )	115.50%
Average equity to average assets ratio	11.93%	13.72%	14.31%	11.50%	9.30%

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Highlights (Amounts in thousands)
Total assets	$8,099,839	$7,973,594	$8,138,302	$7,710,672	$8,528,341
Total loans, including covered loans	5,387,570	5,348,615	5,472,289	5,349,565	5,360,063
Deposits	6,672,255	6,479,175	6.511.476	5,885,279	5,585,754
Senior and subordinated debt	214,779	252,153	137,744	137,735	232,409
Long-term portion of FHLB advances	114,581	75,000	112,500	147,418	736
Stockholders' equity	940,893	962,587	1,112,045	941,521	908,279
Financial Ratios
Allowance for credit losses as a percent of loans	1.91%	2.28%	2.65%	2.71%	1.75%
Total capital to risk-weighted assets	11.90%	13.68%	16.27%	13.94%	14.36%
Tier 1 capital to risk-weighted assets	10.28%	11.61%	14.20%	11.88%	11.60%
Tier 1 leverage to average assets	8.40%	9.28%	11.21%	10.18%	9.41%
Tangible common equity to tangible assets	8.44%	8.83%	8.06%	6.29%	5.23%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2010 through 2012 and Consolidated Statements of Financial Condition as of December 31, 2011 and 2012. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on pages 3 and 4 of this Form 10-K. The discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, national and local economic conditions, legislative changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:

•
Pre-Tax Pre-Provision Operating Earnings – Pre-tax pre-provision operating earnings, a non-GAAP financial measure, reflects our operating performance before the effects of credit-related charges, securities gains, losses, and impairments, and certain unusual, infrequent, or non-recurring revenues and expenses. We believe this metric is useful because it helps investors to assess the Company's operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.
•
Net Interest Income – Net interest income, our primary source of revenue, equals the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities.
•
Net Interest Margin – Net interest margin equals net interest income divided by total average interest-earning assets.
•
Noninterest Income – Noninterest income is the income we earn from fee-based revenues, BOLI and other income, and non-operating revenues.
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

A condensed review of operations for the fourth quarter of 2012 is included in the section titled "Fourth Quarter 2012 vs. 2011" of this Item 7. The summary provides an analysis of the quarterly earnings performance for the fourth quarter of 2012 compared to the same period in 2011.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Operating Results
Interest income	$300,569	$321,511	$328,867
Interest expense	(34,901)	(39,891)	(49,518)

Net interest income	265,668	281,620	279,349
Fee-based revenues	97,323	94,182	86,762
Other noninterest income	5,662	4,269	5,270
Noninterest expense, excluding certain non-operating noninterest expense items	(248,349)	(248,838)	(234,975)

Pre-tax, pre-provision operating earnings (1)	120,304	131,233	136,406
Provision for loan and covered loan losses	(158,052)	(80,582)	(147,349)
Net securities (losses) gains	(921)	2,410	12,216
Gain, less related expenses, on bulk loan sales	2,639	-	-
Gains on acquisitions, net of integration costs	2,486	1,076	979
Net losses on early extinguishment of debt	(558)	-	-
Net losses on sales and valuation adjustments of OREO, excess properties, assets held-for-sale, and other (2)	(7,974)	(10,797)	(40,480)
Accelerated amortization of FDIC indemnification asset (2)	(6,705)	-	-
Severance-related costs (2)	(1,155)	(2,269)	-

(Loss) income before income tax benefit (expense)	(49,936)	41,071	(38,228)
Income tax benefit (expense)	28,882	(4,508)	28,544

Net (loss) income	(21,054)	36,563	(9,684)
Preferred dividends and accretion on preferred stock	-	(10,776)	(10,299)
Net loss (income) applicable to non-vested restricted shares	306	(350)	266

Net (loss) income applicable to common shares	$(20,748)	$25,437	$(19,717)

Diluted (loss) earnings per common share	$(0.28)	$0.35	$(0.27)
Performance Ratios
Return on average common equity	(2.14% )	2.69%	(2.06% )
Return on average assets	(0.26% )	0.45%	(0.12% )
Net interest margin – tax equivalent	3.86%	4.04%	4.13%
Efficiency ratio (3)	67.14%	62.12%	58.84%
  (1)
  The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it helps investors to assess the Company's operating performance. Although this non-GAAP financial measure is intended to enhance investors' understanding of the Company's business and performance, this measure should not be considered an alternative to GAAP.
  (2)
  For further discussion of losses realized on OREO, valuation adjustments of OREO, excess properties, assets held-for-sale, accelerated amortization of FDIC indemnification asset, and severance-related costs, see the section titled "Noninterest Expense" of this Item 7.
  (3)
  The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

	December 31, 2012	December 31, 2011	Dollar Change	% Change
Balance Sheet Highlights
Total assets	$8,099,839	$7,973,594	$126,245	1.6
Total loans, including covered loans	5,387,570	5,348,615	38,955	0.7
Total deposits	6,672,255	6,479,175	193,080	3.0
Transactional deposits	5,272,307	4,820,058	452,249	9.4
Loans-to-deposits ratio	80.7%	82.6%
Transactional deposits to total deposits	79.0%	74.4%
Asset Quality Highlights (1)
Non-accrual loans	$84,534	$187,325	$(102,791)	(54.9)
90 days or more past due loans (still accruing interest)	8,689	9,227	(538)	(5.8)

Total non-performing loans	93,223	196,552	(103,329)	(52.6)
Troubled debt restructurings ("TDRs") (still accruing interest)	6,867	17,864	(10,997)	(61.6)
OREO	39,953	33,975	5,978	17.6

Total non-performing assets	$140,043	$248,391	$(108,348)	(43.6)

30-89 days past due loans	$22,666	$27,495	$(4,829)	(17.6)
Allowance for credit losses, including covered loans	$102,812	$121,962	$(19,150)	(15.7)
Allowance for credit losses as a percent of loans, including covered loans	1.91%	2.28%
  (1)
  Excludes covered loans and covered OREO, except where stated. For a discussion of covered loans and covered OREO, refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Asset quality, including covered loans and covered OREO, is included in the section titled "Loan Portfolio and Credit Quality" of this Item 7.

Performance Overview for 2012 Compared with 2011

The net loss applicable to common shareholders for 2012 was $20.7 million, or $0.28 per share. This compares to net income applicable to common shareholders of $25.4 million, or $0.35 per share, for 2011. The net loss for 2012 was driven primarily by accelerated credit remediation actions during the third quarter of 2012. Refer to the "Accelerated Credit Remediation Actions" section of this Item 7 for additional detail.

Pre-tax, pre-provision operating earnings of $120.3 million for 2012 were down $10.9 million, or 8.3%, compared to 2011, resulting primarily from a reduction in net interest income, which was partly mitigated by an increase in fee-based revenues, gains on mortgage loan sales, and the recognition of net trading income for 2012 compared to losses for 2011.

Tax-equivalent net interest margin declined 18 basis points to 3.86% for 2012 from 4.04% for 2011. The reduction in margin reflected a 25 basis point decrease in the average yield on interest-earning assets, due primarily to a lower yield earned on new and renewing loans in the low interest rate environment as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities. In addition, the yield on covered interest-earning assets declined as a result of revised cash flow estimates. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 6 basis point decline on interest bearing transaction accounts, a 27 basis point decline on time deposits, and a 16 basis point decline on senior and subordinated debt.

Total noninterest income increased from 2011 as a result of higher fee-based and operating revenues, slightly offset by securities losses compared to securities gains in the prior year. The gain on the bulk loan sales and a gain recognized on the acquisition of Waukegan Savings also contributed to the increase from 2011.

The rise in noninterest expense resulted primarily from higher compensation expense, increased professional services, $6.7 million of accelerated amortization of the FDIC indemnification asset, and valuation adjustments of assets held-for-sale. A discussion of net interest income and noninterest income and expense is presented in the following section titled "Earnings Performance" of this Item 7.

As of December 31, 2012, our securities portfolio totaled $1.1 billion, increasing 4.1% from December 31, 2011, following a 5.8% decrease from December 31, 2010. The current year increase was driven by an increase in collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs"). In the first quarter of 2012, deposits acquired in the fourth quarter of 2011 that had previously been held in short-term investments were redeployed into these types of securities. For a detailed discussion of our securities portfolio, refer to the section titled "Investment Portfolio Management" of this Item 7.

During the third quarter of 2012, we identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales of $172.5 million in original carrying value were completed in the fourth quarter of 2012, resulting in proceeds of $94.5 million and a gain, less commissions and other selling expenses, of $2.6 million. For a detailed discussion of the bulk loan sales, refer to the section titled "Accelerated Credit Remediation Actions" of this Item 7.

Total loans of $5.4 billion as of December 30, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs of $172.6 million, $89.3 million of loans disposed through bulk loan sales, and $46.3 million of loans acquired in the Waukegan Savings transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The loan portfolio benefitted from growth in commercial and industrial loans, agricultural loans, office and retail loans, and 1-4 family mortgages. For a discussion of our loan portfolio, see the section titled "Loan Portfolio and Credit Quality" of this Item 7.

The improvement in non-performing assets, excluding covered loans and covered OREO, from December 31, 2011 to December 31, 2012 reflected aggressive remediation actions taken by management during the year and, in particular, the bulk loan sales discussed above. Refer to the section titled "Loan Portfolio and Credit Quality" of this Item 7 for additional discussion of non-performing assets.

For 2012, total average funding sources increased $98.8 million, or 1.4%, from 2011 driven primarily by growth of $352.9 million, or 7.4%, in average transactional deposits, partially offset by reductions in higher-costing time deposits of $263.0 million and borrowed funds of $72.1 million, resulting in a more favorable funding mix. The rise in average senior and subordinated debt reflects the issuance of $115.0 million of senior debt in the fourth quarter of 2011, less the repurchase and retirement of $37.4 million of junior subordinated debentures and subordinated notes during 2012. For a discussion of our funding sources, see the section titled "Funding and Liquidity Management" of this Item 7.

Performance Overview for 2011 Compared with 2010

Net income applicable to common shareholders for 2011 was $25.4 million, or $0.35 per share. This compares to net loss applicable to common shareholders of $19.7 million, or $0.27 per share, for 2010.

Pre-tax, pre-provision operating earnings of $131.2 million for 2011 were down $5.2 million, or 3.8%, compared to 2010 primarily as a result of a $13.9 million, or 5.9%, increase in noninterest expense, excluding losses on sales and write-downs of OREO, integration costs, and severance-related costs. This was partially offset by a $7.4 million increase in fee-based revenues.

Tax-equivalent net interest margin for 2011 was 4.04%, a decline of 9 basis points from 4.13% in 2010. The reduction in margin resulted from a 23 basis point decrease in the average yield on interest-earning assets, largely due to the cumulative effect of prior year securities sales and a lower yield on securities as cash flows from securities paydowns and maturities repriced at lower interest rates. While loans also repriced at lower rates in 2011, the reduction was more than offset by an increase in the yield on covered loans. The overall decline in yield was mitigated by a 16 basis point drop in the rates paid for interest-bearing liabilities, driven by a 14 basis point decline in the rates paid for time deposits, and a 16 basis point reduction in the rates paid on interest-bearing transaction accounts.

The rise in noninterest expense was a result of higher loan remediation costs; increased salaries related to the expansion of commercial, retail, and wealth management sales staff; and a $1.3 million correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits recorded in the fourth quarter of 2011. A discussion of net interest income and noninterest income and expense is presented in the following section titled "Earnings Performance" of this Item 7.

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

Total loans of $5.3 billion as of December 30, 2011 declined $123.7 million, or 2.3%, from $5.5 billion as of December 31, 2010. The continued decline in covered loan balances, reflecting paydowns, charge-offs, and transfers to OREO, accounted for the majority of this reduction.

Total loans, excluding covered loans, as of December 31, 2011 were stable compared to December 31, 2010. The office, retail, and industrial and other commercial real estate portfolios exhibited 6.2% growth during this period, substantially in the form of owner-occupied business relationships. Offsetting this progress, we continued to reduce our exposure to the higher risk categories of construction and multi-family real estate during 2011.

Non-performing assets, excluding covered loans and covered OREO, were $248.4 million at December 31, 2011, decreasing $21.1 million, or 7.8%, from December 31, 2010. The reduction was substantially due to management's remediation activities, charge-offs, and the return of accruing TDRs to performing status, partially offset by loans downgraded to non-accrual status. For a detailed discussion of non-performing assets, refer to the section titled "Loan Portfolio and Credit Quality" of this Item 7.

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

In the fourth quarter of 2011, we redeemed all of the $193.0 million of Preferred Shares issued to the Treasury, resulting in the recognition of $1.5 million in accelerated amortization. We funded the redemption through a combination of existing liquid assets and proceeds from a $115.0 million senior debt offering. The notes, which have an interest rate of 5.875%, payable semi-annually, will mature in November 2016. In a related transaction, we redeemed the Treasury's associated Warrant. We paid $900,000 to the Treasury to redeem the Warrant, which concluded our participation in the CPP. For a discussion of our capital position, see the section titled "Management of Capital" of this Item 7.

ACQUISITION ACTIVITY

On August 3, 2012, the Company acquired substantially all the assets of Waukegan Savings in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to a loss sharing agreement with the FDIC. The transaction also included $72.7 million in deposits. Refer to Note 2 of "Notes to the Condensed Consolidated Financial Statements," in Item 8 of this Form 10-K for additional discussion regarding the acquisition.

In December 2011, we completed the purchase of certain Chicago-market deposits. The transaction included $106.7 million in deposits (comprised of $70.6 million in transactional deposits and $36.1 in time deposits) and one banking facility. As a result of the transaction, we recorded $1.4 million in core deposit intangibles and a net gain of $1.1 million.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of this adjustment is at the bottom of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012, 2011, and 2010, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details changes in interest income and expense from prior years and analyzes the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	2012			2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Federal funds sold and other earning assets	$470,069	$1,143	0.24	$624,663	$1,546	0.25	$368,172	$933	0.25
Securities:
Trading - taxable	15,415	181	1.17	15,321	168	1.10	13,851	181	1.31
Investment securities - taxable	679,753	12,670	1.86	561,799	14,115	2.51	538,208	22,116	4.11
Investment securities - nontaxable (1)	512,136	31,231	6.10	548,820	34,694	6.32	668,828	42,506	6.36

Total securities	1,207,304	44,082	3.65	1,125,940	48,977	4.35	1,220,887	64,803	5.31

FHLB and Federal Reserve Bank stock	48,400	1,374	2.84	59,352	1,369	2.31	60,249	1,349	2.24
Loans held-for-sale	16,585	323	1.95	-	-	-	-	-	-
Loans (1)(2)	5,204,718	251,023	4.82	5,101,621	254,533	4.99	5,191,154	260,809	5.02
Covered interest-earning assets (3)	285,091	15,873	5.57	398,559	28,904	7.25	323,595	17,285	5.34

Total loans	5,489,809	266,896	4.86	5,500,180	283,437	5.15	5,514,749	278,094	5.04

Total interest-earning assets (1)(2)	7,232,167	313,818	4.34	7,310,135	335,329	4.59	7,164,057	345,179	4.82

Cash and due from banks	120,757			119,709			125,273
Allowance for credit losses	(117,121)			(143,314)			(154,634)
Other assets	873,923,893			873,376			889,958

Total assets	$8,109,726			$8,159,906			$8,024,654

Liabilities and Stockholders' Equity:
Savings deposits	$1,038,379	1,055	0.10	$934,937	1,615	0.17	$815,371	2,295	0.28
NOW accounts	1,090,446	747	0.07	1,091,184	1,130	0.10	1,082,774	1,895	0.18
Money market deposits	1,216,173	1,934	0.16	1,230,090	2,891	0.24	1,199,362	6,019	0.50

Total interest-bearing transactional deposits	3,344,998	3,736	0.11	3,256,211	5,636	0.17	3,097,507	10,209	0.33
Time deposits	1,529,006	14,316	0.94	1,792,009	21,620	1.21	1,991,637	26,918	1.35

Total interest-bearing deposits	4,874,004	18,052	0.37	5,048,220	27,256	0.54	5,089,144	37,127	0.73
Borrowed funds	193,643	2,009	1.04	265,702	2,743	1.03	359,174	3,267	0.91
Senior and subordinated debt	231,273	14,840	6.42	150,285	9,892	6.58	137,739	9,124	6.62

Total interest-bearing liabilities	5,298,920	34,901	0.66	5,464,207	39,891	0.73	5,586,057	49,518	0.89

Demand deposits	1,762,968			1,498,900			1,224,629
Other liabilities	80,075			77,276			65,749
Stockholders' equity - common	967,763			947,145			955,219
Stockholders' equity - preferred	-			172,378			193,000

Total liabilities and stockholders' equity	$8,109,726			$8,159,906			$8,024,654

Net interest income/margin (1)		$278,917	3.86		$295,438	4.04		$295,661	4.13

Net interest income (GAAP)		$265,668			$281,620			$279,349
Tax-equivalent adjustment		13,249			13,818			16,312

Tax equivalent net interest income		$278,917			$295,438			$295,661

  (1)
  Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
  (2)
  Non-accrual loans, which totaled $84.5 million as of December 31, 2012, $187.3 million as of December 31, 2011, and $211.8 million as of December 31, 2010, are included in loans for purposes of this analysis.
  (3)
  Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Covered non-accrual loans, which totaled $14.2 million as of December 31, 2012 and $19.9 million as of December 31, 2011 are included in covered interest-earning assets for purposes of this analysis. There were no covered non-accrual loans as of December 31, 2010.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2012 compared to 2011			2011 compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and other earning assets	$(376)	$(27)	$(403)	$471	$142	$613
Securities:
Trading – taxable	1	12	13	25	(38)	(13)
Investment securities – taxable	6,299	(7,744)	(1,445)	1,017	(9,018)	(8,001)
Investment securities – nontaxable (2)	(2,265)	(1,198)	(3,463)	(7,587)	(225)	(7,812)

Total securities	4,035	(8,930)	(4,895)	(6,545)	(9,281)	(15,826)

FHLB and Federal Reserve Bank stock	(20)	25	5	(19)	39	20
Loans held-for-sale	323	-	323	-	-	-
Loans (2)	5,213	(8,723)	(3,510)	(4,827)	(1,449)	(6,276)
Covered interest-earning assets	(7,177)	(5,854)	(13,031)	4,567	7,052	11,619

Total loans	(1,964)	(14,577)	(16,541)	(260)	5,603	5,343

Total interest income (2)	1,998	(23,509)	(21,511)	(6,353)	(3,497)	(9,850)

Savings deposits	206	(766)	(560)	417	(1,097)	(680)
NOW accounts	(1)	(382)	(383)	15	(780)	(765)
Money market deposits	(33)	(924)	(957)	158	(3,286)	(3,128)

Total interest-bearing transactional deposits	172	(2,072)	(1,900)	590	(5,163)	(4,573)
Time deposits	(2,892)	(4,412)	(7,304)	(2,558)	(2,740)	(5,298)

Total interest-bearing deposits	(2,720)	(6,484)	(9,204)	(1,968)	(7,903)	(9,871)
Borrowed funds	(748)	14	(734)	(1,089)	565	(524)
Senior and subordinated debt	5,190	(242)	4,948	826	(58)	768

Total interest expense	1,722	(6,712)	(4,990)	(2,231)	(7,396)	(9,627)

Net interest income (2)	$276	$(16,797)	$(16,521)	$(4,122)	$3,899	$(223)

    (1)
    For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.
    (2)
    Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

    2012 Compared to 2011

Average interest-earning assets were $7.2 billion for 2012, a decrease of $78.0 million, or 1.1%, from 2011, driven substantially by a decline in federal funds sold and other earning assets and covered interest-earning assets. These decreases were partially offset by increases in investment securities, loan originations, and loans acquired from the Waukegan Savings transaction during the third quarter of 2012.

Tax-equivalent net interest income was $278.9 million for 2012 compared to $295.4 for 2011. The 5.6% decline from 2011 resulted from lower interest income, slightly mitigated by a decrease in interest expense. The $21.5 million reduction in interest income resulted from a decrease in the yield on investment securities, loans, and covered loans. Interest expense declined $5.0 million due to our continued reduction of higher-costing time deposits and borrowed funds.

Tax-equivalent net interest margin declined 18 basis points to 3.86% for 2012 from 4.04% for 2011. The reduction in margin reflected a 25 basis point decrease in the average yield on interest-earning assets, due primarily to a lower yield earned on new and renewing loans in the low interest rate environment as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 6 basis point decline on interest bearing transaction accounts, a 27 basis point decline on time deposits, and a 16 basis point decline on senior and subordinated debt.

The growth in senior and subordinated debt for 2012 compared to 2011 is attributed to the issuance of $115.0 million of senior debt during the fourth quarter of 2011, which was used to redeem the Series B preferred stock issued to the Treasury in combination with other excess cash. Interest paid on the senior debt reduced net interest margin by 10 basis points. This growth was offset, in part, by the repurchase and retirement of $25.4 million of junior subordinated debentures and $12.0 million of subordinated notes during 2012.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The declining yield on covered interest-earning assets from 2011 was driven by revised estimates of future cash flows. In addition, the yield for 2011 benefited from certain settlements of cash proceeds realized in excess of estimates.

    2011 Compared to 2010

Average interest-earning assets of $7.3 billion for 2011 rose $146.1 million, or 2.0%, from 2010, with the increase primarily resulting from the short-term investment of additional customer deposits and the full year impact of additional assets acquired in an FDIC-assisted transaction in August 2010. This increase was partially offset by a decline in investment securities as we sold securities at a gain to take advantage of opportunities in the market. In 2011, we maintained an elevated level of short-term investments as we managed our liquidity.

Tax-equivalent net interest income for 2011 was relatively unchanged compared to 2010, as lower tax-equivalent interest income was offset by a decline in interest expense. A $9.9 million reduction in tax-equivalent interest income resulted from a 23 basis point decrease in the yield discussed below and the impact of securities sales. Interest expense declined $9.6 million, as we used proceeds from securities sales and maturities to reduce higher-costing time deposits and borrowed funds.

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

The increase in the yield on covered interest-earning assets for 2011 compared to 2010 resulted from adjustments in accretable income based upon (i) revised cash flow estimates subsequent to acquisition and (ii) cash proceeds realized in excess of estimates upon final settlement of certain covered loans.

Noninterest Income

A summary of noninterest income for the years 2010 through 2012 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Service charges on deposit accounts	$36,699	$37,879	$35,884	(3.1)	5.6
Wealth management fees	21,791	20,324	18,807	7.2	8.1
Other service charges, commissions, and fees	17,981	16,386	14,494	9.7	13.1
Card-based fees (1)	20,852	19,593	17,577	6.4	11.5

Total fee-based revenues	97,323	94,182	86,762	3.3	8.6
Net trading gains (losses) (2)	1,627	(691)	1,530	N/M	N/M
BOLI and other income (3)	4,035	4,960	3,740	(18.6)	32.6

Total operating revenues	102,985	98,451	92,032	4.6	7.0
Net gains on securities sales (4)	2,748	3,346	17,133	(17.9)	(80.5)
Securities impairment losses (4)	(3,669)	(936)	(4,917)	292.0	(81.0)
Gain on bulk loan sales	5,153	-	-	N/M	N/M
Gains on FDIC-assisted transactions (5)	3,289	-	4,303	N/M	N/M
Net losses on early extinguishment of debt	(558)	-	-	N/M	N/M
Gain on acquisition of deposits	-	1,076	-	N/M	N/M

Total noninterest income	$109,948	$101,937	$108,551	7.9	(6.1)

N/M – Not meaningful.

  (1)
  Card-based fees consist of debit and credit card interchange fees charged for processing transactions, as well as various fees charged on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks.
  (2)
  Net trading gains (losses) result from the change in fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains (losses) are substantially offset by an adjustment to salaries and wages expense.
  (3)
  Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets. For a further discussion of our investment in BOLI, see the section titled "Investment in Bank-Owned Life Insurance" and Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
  (4)
  For a discussion of these items, see the section titled "Investment Portfolio Management" of this Item 7.
  (5)
  For a discussion of the 2012 gain on an FDIC-assisted transaction, refer to Note 2 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

      2012 Compared to 2011

Total noninterest income increased 7.9% for 2012 compared to 2011 driven by higher fee-based and other operating revenues, slightly offset by securities losses compared to securities gains in the prior year. Gains on the bulk loan sales and on the acquisition of Waukegan Savings also contributed to the increase from 2011.

Fee-based revenues of $97.3 million for 2012 rose 3.3% compared to 2011, driven by increases in wealth management fees, other service charges, commissions and fees, and card-based fees. These increases were partially mitigated by lower non-sufficient fund fees, which drove the decline in service charges on deposit accounts.

The growth in wealth management fees compared to 2011 was driven by higher account and sales activity, a 6.1% increase in average trust assets under management, and a one-time, court approved estate fee.

Other service charges, commissions, and fees increased during 2012 from gains of $2.1 million on the mortgage loan sales during the fourth quarter of 2012.

Higher processing volumes on debit cards fueled the increase in card-based fees compared to 2011.

BOLI and other income was elevated in the previous year due to a $1.2 million benefit settlement received during the third quarter of 2011.

We completed bulk loan sales during the fourth quarter of 2012, which resulted in a gain, before commissions and other selling expenses, of $5.2 million. Refer to the section titled "Accelerated Credit Remediation Actions" of this Item 7 for additional detail.

As described in the "Acquisition" section of this Item 7, we acquired certain loans and deposits of Waukegan Savings during the third quarter of 2012 and recorded a $3.3 million gain.

Net losses of $558,000 were recognized for the repurchase and retirement of junior subordinated debentures and subordinated notes during 2012. For further discussion regarding the extinguishment of debt, refer to the following "Senior and Subordinated Debt" section of this Item 7.

      2011 Compared to 2010

Total noninterest income declined 6.1% for 2011 compared to 2010. The decrease reflects lower net securities gains, a trading loss in 2011 following a trading gain in 2010, and a gain on an FDIC-assisted transaction in 2010, all of which more than offset increases in operating revenues.

Fee-based revenues of $94.2 million for 2011 rose 8.6% compared to 2010 as a result of increases in all categories.

The growth in service charges on deposit accounts was due primarily to a combination of higher volumes of non-sufficient-funds fees (including transactions generated by customers obtained in a 2010 FDIC-assisted transaction) and more fees earned on business and personal checking accounts resulting from market-driven pricing increases.

Average assets under management for 2011 totaled $4.4 billion, a $346.5 million increase from 2010, which was driven equally by improved equity market performance and new sales initiatives. The increase in average assets under management fueled the year-over-year growth in wealth management fees.

Higher merchant fees, miscellaneous loan fees, and investment revenue led to the increase in other service charges, commissions, and fees. The year-over-year increase in merchant fees was due primarily to a volume increase from customers acquired in an FDIC-assisted transaction.

We experienced continued growth in card-based fees resulting from both greater volumes and higher average rates per transaction. The increase in rates earned on card-based fees resulted from the migration in late 2010 from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

The $1.1 million gain on the acquisition of deposits related to our purchase of certain Chicago-market deposits. The transaction closed in December 2011 and included one banking facility and $106.7 million in deposits (comprised of $70.6 million in core transactional deposits and $36.1 in time deposits).

Noninterest Expense

The following table presents the components of noninterest expense for the years ended December 31, 2012, 2011, and 2010.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Compensation expense:
Salaries and wages	$103,245	$102,349	$92,500	0.9	10.6
Nonqualified plan expense (1)	1,986	(646)	1,861	N/M	N/M
Retirement and other employee benefits	25,524	27,071	20,017	(5.7)	35.2

Total compensation expense	130,755	128,774	114,378	1.5	12.6

OREO expense:
Valuation adjustments of OREO	4,244	3,785	23,367	12.1	(83.8)
Net losses on the sales of OREO (2)	642	5,901	17,113	(89.1)	(65.5)
Net OREO operating expense (3)	5,635	6,607	9,554	(14.7)	(30.8)

Total OREO expense	10,521	16,293	50,034	(35.4)	(67.4)

Loan remediation costs	15,242	15,210	11,020	0.2	38.0
Other professional services	14,372	11,146	11,883	28.9	(6.2)

Total professional services	29,614	26,356	22,903	12.4	15.1

Net occupancy expense	23,742	23,850	23,274	(0.5)	2.5
Equipment expense	8,957	9,103	8,944	(1.6)	1.8
Technology and related costs	11,846	10,905	11,070	8.6	(1.5)
FDIC insurance premiums	6,926	7,990	10,880	(13.3)	(26.6)
Advertising and promotions	5,073	6,198	6,642	(18.2)	(6.7)
Merchant card expense	8,584	8,643	7,882	(0.7)	9.7
Accelerated amortization of FDIC indemnification asset	6,705	-	-	N/M	N/M
Valuation adjustments of assets held-for-sale	2,597	1,111	-	N/M	N/M
Other expenses	22,180	22,681	22,772	(2.2)	(0.4)

Total noninterest expense	$267,500	$261,904	$278,779	2.1	(6.1)

Efficiency ratio	67.14%	62.12%	58.84%

N/M – Not meaningful.

  (1)
  Nonqualified plan expense results from changes in the Company's obligation to participants under deferred compensation agreements.
  (2)
  For a discussion of sales of OREO properties, refer to the "Non-performing assets" section below.
  (3)
  Net OREO operating expense consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.

    2012 Compared to 2011

Total noninterest expense for 2012 was $267.5 million, increasing 2.1% from 2011 due primarily to $6.7 million of accelerated amortization of the FDIC indemnification asset and higher compensation expense, professional services, and valuation adjustments of assets held-for-sale.

The increase in total compensation expense was primarily driven by a rise in nonqualified plan expense related to fluctuations in the fair value of trading securities held on behalf of plan participants in deferred compensation agreements. The modest increase in salaries and wages for 2012 compared to 2011 was driven by annual merit increases, the accrual of certain severance benefits, lower levels of deferred salaries from comparatively lower loan originations, and additional retail banking staff related to the Waukegan Savings acquisition. These increases were partially offset by a decline in share-based compensation.

Compared to 2011, retirement and other employee benefits declined $1.5 million primarily from lower pension and profit sharing expenses. Retirement and other employee benefits were elevated in 2011 as a result of a $1.3 million correction of the 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits.

OREO expense for 2012 declined 35.4% from 2011, largely driven by a decline in net operating expenses and a $5.3 million reduction in net losses on the sales of OREO. For a discussion of sales of OREO properties, refer to the section titled "OREO Activity" of this Item 7.

Higher other professional services expense in 2012 related to increased personnel recruitment expenses, the reclassification of certain director fees from salaries and wages expense, and increased attorney fees related to the Waukegan Savings acquisition and various legal proceedings.

Computer processing and network costs from the conversion of Waukegan Savings drove the increase in technology and related costs compared to 2011.

The $6.7 million of accelerated amortization of the FDIC indemnification asset results from an adjustment in the timing and amount of future cash flows expected to be received from the FDIC under the loss sharing agreements based on management's periodic estimates of future cash flows from covered loans.

During 2012, we recorded valuation adjustments of $2.6 million on a property held-for-sale and a former banking office transferred to OREO. In 2011, we recorded $1.1 million of valuation adjustments on certain properties transferred to held-for-sale.

    2011 Compared to 2010

Total noninterest expense for 2011 decreased 6.1% from 2011. Declines in losses on sales and write-downs of OREO, integration costs, and severance-related costs, were partially offset by higher loan remediation costs, increased salaries related to the expansion of commercial, retail, and wealth management sales staff and a $1.3 million correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits recorded in the fourth quarter of 2011.

In 2011, we recorded a $2.3 million charge for severance-related costs from an organizational realignment, which eliminated approximately 50 open positions and another 50 filled positions.

The increase in salaries and wages for 2011 compared to 2010 reflected the full year impact of additional staff employed as a result of a third quarter of 2010 FDIC-assisted transaction, the expansion of commercial sales staff, annual merit increases, higher incentive compensation, and severance-related costs stemming from an organizational realignment.

The variance in retirement and other employee benefits for 2011 compared to 2010 was driven by a $2.0 million increase in profit sharing expense, a one-time $1.3 million correction of the 2010 actuarial pension expense calculation, the impact of changes in overall staffing levels, and costs stemming from an organizational realignment.

OREO expense for 2011 declined 67.4% from 2010. Prior year OREO expense was elevated due to higher levels of write-downs, losses on sales of OREO, operating expenses incurred to maintain OREO properties, and servicing costs for covered OREO.

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

FDIC premiums decreased in 2011 compared to 2010 primarily due to a regulatory change in calculating the premium. Specifically, the assessment base uses average consolidated total assets minus average tangible equity rather than domestic deposits.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the three years ended December 31, 2012 is detailed in the following table.

Table 6
Income Tax (Benefit) Expense Analysis
(Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
(Loss) income before income tax (benefit) expense	$(49,936)	$41,071	$(38,228)
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(23,728)	$3,534	$(23,821)
State income tax (benefit) expense	(5,154)	974	(4,723)

Total income tax (benefit) expense	$(28,882)	$4,508	$(28,544)

Effective income tax rate	57.8%	11.0%	74.7%

Federal income tax (benefit) expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax (loss) income and state income taxes. State income tax (benefit) expense and the related effective income tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax (loss) income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax benefits totaled $28.9 million for the year ended December 31, 2012 in comparison to income tax expense of $4.5 million for the year ended December 31, 2011 and income tax benefits of $28.5 million for the year ended December 31, 2010. The year-to-year variances were attributable primarily to changes in pre-tax (loss) income from year to year, as well as decreases in tax-exempt income and the impact of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. We recorded a $1.6 million income tax benefit in the first quarter of 2011 related to the resulting increase in our deferred tax asset driven by this rate change.

Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

From time to time, we adjust the size and composition of our securities portfolio according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets.

The following table provides a valuation summary of our investment portfolio.

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. agency securities	$508	$508	-	$5,035	$5,060	0.5	$17,886	$18,000	1.5
CMOs	400,383	397,146	35.6	384,104	383,828	35.7	379,589	377,692	32.3
Other MBSs	122,900	117,785	10.6	87,691	81,982	7.7	106,451	100,780	8.6
Municipal securities	520,043	495,906	44.5	490,071	464,282	43.2	503,991	512,063	43.7
Trust preferred collateralized debt obligations ("CDOs")	12,129	46,533	4.2	13,394	48,759	4.5	14,858	49,695	4.2
Corporate debt securities	15,339	13,006	1.2	30,014	27,511	2.6	32,345	29,936	2.6
Equity securities	11,101	9,690	0.8	2,697	2,189	0.2	2,682	2,134	0.2

Total available-for-sale	1,082,403	1,080,574	96.9	1,013,006	1,013,611	94.4	1,057,802	1,090,300	93.1

Held-to-Maturity
Municipal securities	36,023	34,295	3.1	61,477	60,458	5.6	82,525	81,320	6.9

Total securities	$1,118,426	$1,114,869	100.0	$1,074,483	$1,074,069	100.0	$1,140,327	$1,171,620	100.0

	As of December 31, 2012			As of December 31, 2011
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	0.90%	0.92	0.20%	0.85%	0.53	4.01%
CMOs	2.22%	2.93	1.19%	0.92%	2.19	1.57%
Other MBSs	1.97%	3.62	2.79%	1.96%	3.91	4.50%
Municipal securities	4.49%	3.69	5.56%	3.84%	3.77	6.13%
CDOs	0.25%	8.36	0.00%	0.25%	8.57	0.00%
Other securities (4)	5.51%	8.09	3.65%	6.07%	10.29	6.45%

Total available-for-sale	3.20%	3.65	3.37%	2.45%	3.57	3.98%

Held-to-Maturity
Municipal securities	6.30%	10.53	5.26%	5.31%	9.33	5.91%

Total securities	3.29%	3.86	3.43%	2.61%	3.90	4.08%

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

    Portfolio Composition

As of December 31, 2012, our securities portfolio totaled $1.1 billion, increasing 4.1% from December 31, 2011, following a 5.8% decrease from December 31, 2010. The current year increase resulted primarily from purchases of CMOs and other MBSs. In the first quarter of 2012, deposits acquired in a fourth quarter of 2011 transaction that had previously been held in short-term investments were redeployed into these types of securities. Prior to 2012, our securities portfolio declined over the past three years as we took advantage of opportunities in the market to sell securities at a gain given the low interest rate environment.

As of December 31, 2012, approximately 96% of our $1.1 billion available-for-sale portfolio was comprised of U.S. agency securities, municipals, CMOs, and other MBSs. The remainder of the portfolio was comprised of seven CDOs with a fair value of $12.1 million and an aggregate unrealized loss of $34.4 million, and miscellaneous other securities with a fair value of $26.4 million.

Investments in municipal securities comprised 48.0%, or $520.0 million, of the total available-for-sale securities portfolio as of December 31, 2012. This type of security has historically experienced very low default rates and provided a predictable cash flow. The majority consists of general obligations of local municipalities.

The average life of our investment portfolio as of December 31, 2012 is consistent with the prior year. The decrease in average life in other securities from December 31, 2011 was driven by the purchase of preferred stock during the second quarter of 2012, which was amortized over a two-year period based on the stock conversion date.

    Securities Sales

Net securities losses were $921,000 for 2012 compared to net securities gains of $2.4 million for 2011 and $12.2 million for 2010. Net securities losses for 2012 included OTTI charges of $3.7 million on two CDOs and several CMOs and net gains of $2.7 million from the sale of $153.7 million in CMOs, municipal securities, and corporate bonds.

Gains on sales of securities of $3.3 million for 2011 resulted from the sale of $188.6 million in CMOs, municipal securities, and corporate debt securities. We sold these shorter-term investments in order to take advantage of opportunities in the market. These gains were partially offset by OTTI charges of $936,000 on two CDOs.

In 2010, we sold $390.2 million in CMOs, other MBSs, municipal securities, and corporate bonds for a gain of $17.1 million. Net securities gains were $12.2 million for 2010 and were net of OTTI charges of $4.9 million primarily related to our CDOs.

    Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported, on an after-tax basis, as a separate component of stockholders' equity in accumulated other comprehensive (loss) income. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains at December 31, 2012 were $1.8 million compared to net unrealized losses of $605,000 at December 31, 2011.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of December 31, 2012 represents OTTI since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of December 31, 2012, gross unrealized gains in the municipal securities portfolio totaled $24.6 million, and gross unrealized losses were $486,000, resulting in a net unrealized gain of $24.1 million compared to a net unrealized gain of $25.8 million as of December 31, 2011. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined $961,000 since December 31, 2011. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market's unfavorable bias toward these investments. We do not believe any remaining unrealized losses on the CDOs as of December 31, 2012 represent OTTI. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for CDOs was based on discounted cash flow analyses as described in Note 22 of "Notes to the Condensed Consolidated Financial Statements," in Item 8 of this Form 10-K.

    Effective Duration

The effective duration of the securities available-for-sale portfolio was 3.20% as of December 31, 2012 compared to 2.45% as of December 31, 2011 and 3.22% as of December 31, 2010. Our CMOs exhibited the largest increase in effective duration from December 31, 2011 to December 31, 2012. In anticipation of falling interest rates, the Company invested in longer-term securities to mitigate interest rate risk exposure. The effective duration on the aggregate investment portfolio declined in 2011 compared to 2010 due to a reduction in the securities portfolio through sales of longer-term securities and a strategy to not reinvest cash flows from security sales and maturities.

Table 8
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2012
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Available-for-Sale
U.S. agency securities	$508	0.20%	$-	-	$-	-	$-	-
CMOs (2)	166,308	1.12%	213,422	1.22%	15,175	1.30%	2,241	1.54%
Other MBSs (2)	35,825	2.61%	64,531	2.82%	14,332	3.03%	3,097	2.96%
Municipal securities (3)	18,430	2.56%	370,782	6.07%	84,314	4.34%	22,380	4.33%
CDOs	-	-	-	-	-	-	46,533	-
Other securities (4)	-	-	6,116	5.23%	8,566	1.94%	8,014	4.26%

Total available-for-sale	221,071	1.48%	654,851	4.16%	122,387	3.64%	82,265	1.75%

Held-to-Maturity
Municipal securities (3)	5,314	5.65%	9,803	5.02%	6,213	4.51%	12,965	5.65%

Total securities	$226,385	1.58%	$664,654	4.17%	$128,600	3.68%	$95,230	2.28%

  (1)
  Based on amortized cost.
  (2)
  The repricing distributions and yields to maturity of CMOs and other MBSs are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.
  (3)
  Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.
  (4)
  Yields on other securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity dates of other securities are based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

Our principal source of revenue is generated by our lending activities and is composed primarily of interest income and, to a lesser extent, loan origination and commitment fees (net of related costs). The accounting policies for the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees in the Consolidated Statements of Income are included in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.3% of total loans outstanding at December 31, 2012. The corporate loan component consists of commercial and industrial, agricultural, and commercial real estate lending categories. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

To maximize loan income within an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management is provided with frequent reports related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and potential problem loans to mitigate and monitor the potential for risk. We do not offer any sub-prime products, and we have policies to limit our exposure to any single borrower.

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total
Commercial and industrial	$1,631,474	31.5	$1,458,446	28.7	$1,465,903	28.7	$1,438,063	27.6	$1,490,101	27.8
Agricultural	268,618	5.2	243,776	4.8	227,756	4.5	209,945	4.0	216,814	4.1
Commercial real estate:
Office	474,717	9.1	444,368	8.7	396,836	7.8	394,228	7.6	339,912	6.3
Retail	368,796	7.1	334,034	6.6	328,751	6.4	331,803	6.4	265,568	5.0
Industrial	489,678	9.4	520,680	10.2	478,026	9.4	486,934	9.3	419,761	7.8
Multi-family	285,481	5.5	288,336	5.7	349,862	6.9	333,961	6.4	286,963	5.4
Residential construction	61,462	1.2	105,836	2.1	174,690	3.4	313,919	6.0	509,059	9.5
Commercial construction	124,954	2.4	144,909	2.8	164,472	3.2	231,518	4.5	356,575	6.6
Other commercial real estate	773,121	14.9	888,146	17.4	856,357	16.8	798,983	15.4	729,329	13.6

Total commercial real estate	2,578,209	49.6	2,726,309	53.5	2,748,994	53.9	2,891,346	55.6	2,907,167	54.2

Total corporate loans	4,478,301	86.3	4,428,531	87.0	4,442,653	87.1	4,539,354	87.2	4,614,082	86.1

Home equity	390,033	7.5	416,194	8.2	445,243	8.7	470,523	9.1	477,105	8.9
1-4 family mortgages	282,948	5.5	201,099	4.0	160,890	3.2	139,983	2.7	198,197	3.7
Installment loans	38,394	0.7	42,289	0.8	51,774	1.0	53,386	1.0	70,679	1.3

Total consumer loans	711,375	13.7	659,582	13.0	657,907	12.9	663,892	12.8	745,981	13.9

Total loans, excluding covered loans	5,189,676	100.0	5,088,113	100.0	5,100,560	100.0	5,203,246	100.0	5,360,063	100.0

Covered loans (1)	197,894		260,502		371,729		146,319		–

Total loans	$5,387,570		$5,348,615		$5,472,289		$5,349,565		$5,360,063

    (1)
    For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of "Notes to the Condensed Consolidated Financial Statements" in Item 8 of this Form 10-K.

  2012 Compared to 2011

Total loans of $5.4 billion as of December 30, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs of $172.6 million, $89.3 million of loans disposed through bulk loan sales, and $46.3 million of loans acquired in the Waukegan Savings transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The loan portfolio benefitted from growth of 11.9% in commercial and industrial loans, 10.2% in agricultural loans, 8.4% in office and retail loans, and 40.7% in 1-4 family mortgages. The increase in commercial and industrial loans was driven by the targeted redistribution of the loan portfolio from commercial real estate into this category, significant investments in high level sales staff, and refocusing current staff away from remediation activities. Strong origination efforts primarily contributed to growth in 1-4 family mortgages, in addition to loans acquired in the Waukegan Savings transaction. Decreases in the residential and commercial construction portfolios were driven by efforts to reduce lending exposure in these categories.

Covered loans decreased $62.6 million, or 24.0%, from December 31, 2011, reflecting the continued decline in this portfolio, as well as charge-offs and transfers to OREO.

  2011 Compared to 2010

Total loans, including covered loans, of $5.3 billion as of December 30, 2011 declined $123.7 million, or 2.3%, from $5.5 billion as of December 31, 2010. The continued decline in covered loan balances accounted for the majority of this reduction.

Total loans, excluding covered loans, as of December 31, 2011 were stable compared to December 31, 2010. The office, retail, and industrial and other commercial real estate portfolios exhibited 6.2% growth during this period, substantially in the form of owner-occupied business relationships. Offsetting this growth, we continued to reduce our exposure to the higher risk construction categories during 2011.

  Comparisons of Prior Years (2010, 2009, and 2008)

Total loans, including covered loans, were $5.5 billion as of December 31, 2010, an increase of $122.7 million, or 2.3%, from December 31, 2009. The increase was driven by the addition of covered loans acquired through FDIC-assisted transactions, which more than offset declines in the residential and commercial construction categories.

Outstanding loans, excluding covered loans, of $5.1 billion as of December 31, 2010 declined $102.7 million, or 2.0%, from December 31, 2009, reflecting charge-offs of $147.1 million and the stressed economic conditions of 2010. Growth of 1.9% in commercial and industrial loans, 4.8% in multi-family loans, and 7.2% in other commercial real estate lending more than offset the 37.8% decline in the commercial and residential construction loan portfolios that resulted from our continued efforts to remediate problem credits in these lending categories.

Covered loans grew to $371.7 million at December 31, 2010 compared to $146.3 million at December 31, 2009 from the completion of two FDIC-assisted transactions.

Outstanding loans, excluding covered loans, totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credit were more than offset by paydowns, net charge-offs, conversion of loans to OREO, and the securitization of 1-4 family mortgages.

Accelerated Credit Remediation Actions

Based on the longer term prospects for the resolution of planned remediation strategies and credit improvement, we adjusted existing remediation strategies or pursued disposal through bulk loan sales for certain potential problem and non-performing loans during the third quarter of 2012. These actions were undertaken after careful analysis of the potential costs and benefits, including an assessment of the impact of continuing the remediation process for these assets and the estimated timeframe for resolution.

During the third quarter of 2012, we identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales of $172.5 million in original carrying value were completed in the fourth quarter of 2012, resulting in proceeds of $94.5 million and a gain, less commissions and other selling expenses, of $2.6 million.

The following table summarizes the loans sold in the bulk loan sales by category.

Table 10
Loans Sold in Bulk Sales in 2012
(Dollar amounts in thousands)

	Carrying Amount of Loans Prior to Transfer to Held-for-Sale
	Pass	Substandard/ Special Mention	Non-accrual	Total	Charge-offs at Date of Transfer
Commercial and industrial	$2,868	$23,858	$21,819	$48,545	$22,508
Agricultural	-	7,411	1,308	8,719	4,356
Commercial real estate:
Office, retail, and industrial	4,272	24,975	20,653	49,900	23,696
Multi-family	-	2,380	1,829	4,209	1,859
Residential construction	-	8,066	6,900	14,966	5,690
Commercial construction	-	2,032	2,026	4,058	1,850
Other commercial real estate	855	29,602	9,903	40,360	19,438

Total commercial real estate	5,127	67,055	41,311	113,493	52,533

Home equity	1,500	-	57	1,557	773
1-4 family mortgages	160	-	-	160	90

Total consumer loans	1,660	-	57	1,717	863

Total loans sold in bulk sales	$9,655	$98,324	$64,495	$172,474	$80,260

In addition to the bulk loan sales, we modified disposition strategies on $52.4 million of select credits, which resulted in additional charge-offs of $18.8 million during the third quarter of 2012. These credits represented either non-performing loans that were resolved through foreclosure with the underlying collateral being transferred to OREO or performing loans that were transferred to non-accrual status to facilitate future restructuring.

Commercial, Industrial, and Agricultural Loans

Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. Agricultural loans generally provide seasonal support and are secured by facilities and equipment in addition to crop production, which is usually covered by crop insurance.

Table 11
Commercial, Industrial, and Agricultural Loans
(Dollar amounts in thousands)

	As of December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$1,414,667	74.5	$1,237,097	72.7	$1,226,398	72.4
Small business	90,577	4.8	114,546	6.7	140,854	8.3
Tax-exempt loans (1)	118,351	6.2	96,328	5.7	84,496	5.0
Overdrawn demand deposits, loan payment control, and other (2)	7,879	0.4	10,475	0.6	14,155	0.9

Total commercial and industrial	1,631,474	85.9	1,458,446	85.7	1,465,903	86.6

Agricultural – operating	123,609	6.5	133,136	7.8	131,855	7.8
Agricultural – farmland	145,009	7.6	110,640	6.5	95,901	5.6

Total agricultural	268,618	14.1	243,776	14.3	227,756	13.4

Total commercial, industrial, and agricultural loans	$1,900,092	100.0	$1,702,222	100.0	$1,693,659	100.0

Commercial, industrial, and agricultural loans as a percent of loans, excluding covered loans	36.7%		33.5%		33.2%
  (1)
  Represents obligations due from municipalities. These obligations primarily represent industrial revenue bonds and are separate and distinct from the municipal securities presented in Table 7.
  (2)
  Consists of proceeds on new loans, net of loan payments received, that have not yet been applied to specific accounts.

Commercial, industrial, and agricultural loans increased $197.9 million from $1.70 billion at December 31, 2011 to $1.90 billion at December 31, 2012. This 11.6% growth reflects progress in our targeted redistribution of the loan portfolio from commercial real estate into commercial and industrial categories, as well as strong origination efforts. We made progress on this initiative through significant investments in high level sales staff in addition to refocusing current staff away from remediation efforts.

Commercial Real Estate Loans

A major focus for the commercial real estate portfolio is to grow loans secured by owner-occupied real estate. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the Company's markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria.

Table 12
Commercial Real Estate Loans
(Dollar amounts in thousands)

	December 31, 2012			December 31, 2011
	Owner-Occupied	Investor	Total	Owner-Occupied	Investor	Total
Office, retail, and industrial:
Office	$167,221	$307,496	$474,717	$146,818	$297,550	$444,368
Retail	115,570	253,226	368,796	89,831	244,203	334,034
Industrial	270,484	219,194	489,678	298,887	221,793	520,680

Total office, retail, and industrial	553,275	779,916	1,333,191	535,536	763,546	1,299,082

Multi-family	-	285,481	285,481	-	288,336	288,336
Residential construction	-	61,462	61,462	-	105,836	105,836
Commercial construction	-	124,954	124,954	-	144,909	144,909
Other commercial real estate:
Rental properties (1)	26,902	94,272	121,174	31,417	95,668	127,085
Service stations and truck stops	95,794	18,727	114,521	102,870	26,061	128,931
Warehouses and storage	77,290	33,077	110,367	89,293	40,198	129,491
Hotels	-	73,347	74,098	-	73,889	73,889
Restaurants	62,921	17,509	80,430	59,460	19,407	78,867
Automobile dealers	39,392	5,729	45,121	31,588	4,189	35,777
Mobile home parks	-	27,147	27,147	-	30,071	30,071
Recreational	32,804	8,254	41,058	26,826	7,882	34,708
Religious	28,301	895	29,196	23,919	178	24,097
Medical	-	816	2,592	19,808	1,051	20,859
Multi-use properties	14,295	48,825	63,120	59,068	96,517	155,585
Other	32,401	34,423	64,297	8,802	39,984	48,786

Total other commercial real estate	410,100	363,021	773,121	453,051	435,095	888,146

Total commercial real estate	$963,375	$1,614,834	$2,578,209	$988,587	$1,737,722	$2,726,309

Commercial real estate loans, excluding multi-family and construction loans	$963,375	$1,142,937	$2,106,312	$988,587	$1,198,641	$2,187,228
Percent of total (2)	45.7%	54.3%		45.2%	54.8%
  (1)
  Owner-occupied rental properties primarily represent home-based businesses.
  (2)
  The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

Commercial real estate loans represent 49.6% of loans, excluding covered loans, and totaled $2.6 billion at December 31, 2012, a decrease of $148.1 million, or 5.4%, from December 31, 2011. Commercial real estate loans declined compared to 2011 from decreases in the construction portfolio, fueled by efforts to reduce lending exposure to less favorable categories. In addition, $113.5 million in original carrying value of certain commercial real estate loans were disposed in the bulk sales during 2012 and contributed to the decrease.

Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Approximately 42% of the office, retail, and industrial loans were owner-occupied as of December 31, 2012. Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, service stations, and hotels.

  Construction Loans

Construction loans are generally based upon estimates of costs and value associated with the completed projects and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the completed project. Sources of repayment may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, these loans have a higher risk profile than other real estate loans due to their repayment being sensitive to real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

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

Table 13
Construction Loans by Type
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	% of Total	Amount	% of Total	Amount	% of Total
As of December 31, 2012
Raw land	$15,164	24.7	$35,019	28.0	$50,183	26.9
Developed land	23,635	38.4	33,218	26.6	56,853	30.5
Construction	12,774	20.8	13,206	10.6	25,980	13.9
Substantially completed structures	9,889	16.1	38,196	30.6	48,085	25.8
Mixed and other	-	-	5,315	4.2	5,315	2.9

Total	$61,462	100.0	$124,954	100.0	$186,416	100.0

Weighted-average maturity (in years)	0.76		0.69		0.71
Construction loans as a percent of loans, excluding covered loans	1.2%		2.4%		3.6%
Construction loans as a percent of commercial real estate loans	2.4%		4.8%		7.2%
As of December 31, 2011
Raw land	$24,981	23.6	$42,768	29.5	$67,749	27.0
Developed land	55,501	52.4	57,949	40.0	113,450	45.3
Construction	12,133	11.5	14,415	9.9	26,548	10.6
Substantially completed structures	12,195	11.5	27,221	18.8	39,416	15.7
Mixed and other	1,026	1.0	2,556	1.8	3,582	1.4

Total	$105,836	100.0	$144,909	100.0	$250,745	100.0

Weighted-average maturity (in years)	0.63		0.74		0.69
Construction loans as a percent of loans, excluding covered loans	2.1%		2.8%		4.9%
Construction loans as a percent of commercial real estate loans	3.9%		5.3%		9.2%

Construction loans account for 7.2% of our commercial real estate portfolio as of December 31, 2012. Total construction loans of $186.4 million consist of $61.5 million of residential construction and $125.0 million of commercial construction.

Total construction loans decreased by $64.3 million, or 25.7%, from December 31, 2011 to December 31, 2012. We made significant progress in continuing to reduce our exposure to this lending category through the disposition of $19.0 million of original carrying value through the bulk loan sales. In addition, charge-offs, principal paydowns, reclassification of completed construction projects into other loan categories, and transfers of loans to OREO contributed to the decline in the portfolio.

Maturity and Interest Rate Sensitivity of Corporate Loans

The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2012, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.

Table 14
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	As of December 31, 2012
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$1,082,340	$676,185	$141,567	$1,900,092
Commercial real estate	888,984	1,510,712	178,513	2,578,209

Total	$1,971,324	$2,186,897	$320,080	$4,478,301

Loans maturing after one year:
Fixed interest rates		$1,900,954	$300,000
Floating interest rates		285,943	20,080

Total		$2,186,897	$320,080

Consumer Loans

Consumer loans are centrally underwritten utilizing the Fair Isaac Corporation ("FICO") credit scoring. This is a credit score, with a scale that ranges from 300 to 850, developed by Fair Isaac Corporation that is used by many lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current value of the appraised collateral.

Table 15
Consumer Loans
(Dollar amounts in thousands)

	As of December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Home equity	$390,033	54.8	$416,194	63.1	$445,243	67.7
1-4 family mortgages	282,948	39.8	201,099	30.5	160,890	24.5
Installment loans	38,394	5.4	42,289	6.4	51,774	7.8

Total consumer loans	$711,375	100.0	$659,582	100.0	$657,907	100.0

	As of December 31, 2012
	Average FICO Score	Average Loan to Value Ratio
Home equity loans	722	79.8%
1-4 family mortgages	660	76.0%

As of December 31, 2012, consumer loans represented 13.7% of loans, excluding covered loans. Loans acquired in the Waukegan Savings transaction and origination efforts drove the rise in 1-4 family mortgages during 2012. This was offset by the sale of $50.3 million of mortgage loans during 2012.

Non-Performing Assets and Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status.

Table 16
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2012
Commercial and industrial	$1,631,474	$1,598,342	$4,534	$2,138	$519	$25,941
Agricultural	268,618	266,991	79	375	-	1,173
Commercial real estate:
Office	474,717	471,242	871	197	-	2,407
Retail	368,796	358,945	2,415	626	-	6,810
Industrial	489,678	475,416	255	-	-	14,007
Multi-family	285,481	283,415	479	153	-	1,434
Residential construction	61,462	56,850	-	-	-	4,612
Commercial construction	124,954	124,081	-	-	-	873
Other commercial real estate	773,121	749,114	1,053	1,534	5,206	16,214

Total commercial real estate	2,578,209	2,519,063	5,073	2,510	5,206	46,357

Total corporate loans	4,478,301	4,384,396	9,686	5,023	5,725	73,471

Home equity	390,033	375,804	6,349	1,651	40	6,189
1-4 family mortgages	282,948	270,784	4,241	1,947	1,102	4,874
Installment loans	38,394	35,936	2,390	68	-	-

Total consumer loans	711,375	682,524	12,980	3,666	1,142	11,063

Total loans, excluding covered loans	5,189,676	5,066,920	22,666	8,689	6,867	84,534
Covered loans	197,894	145,751	6,514	31,447	-	14,182

Total loans	$5,387,570	$5,212,671	$29,180	$40,136	$6,867	$98,716

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2011
Commercial and industrial	$1,458,446	$1,397,569	$10,283	$4,991	$1,451	$44,152
Agricultural	243,776	242,727	30	-	-	1,019
Commercial real estate:
Office	444,368	436,881	-	-	-	7,487
Retail	334,034	326,922	395	52	1,742	4,923
Industrial	520,680	501,674	385	988	-	17,633
Multi-family	288,336	270,138	604	-	11,107	6,487
Residential construction	105,836	87,482	278	-	-	18,076
Commercial construction	144,909	121,562	-	-	-	23,347
Other commercial real estate	888,146	829,492	5,273	1,707	227	51,447

Total commercial real estate	2,726,309	2,574,151	6,935	2,747	13,076	129,400

Total corporate loans	4,428,531	4,214,447	17,248	7,738	14,527	174,571

Home equity	416,194	400,570	5,986	1,138	1,093	7,407
1-4 family mortgages	201,099	190,052	3,636	-	2,089	5,322
Installment loans	42,289	41,133	625	351	155	25

Total consumer loans	659,582	631,755	10,247	1,489	3,337	12,754

Total loans, excluding covered loans	5,088,113	4,846,202	27,495	9,227	17,864	187,325
Covered loans	260,502	193,044	4,232	43,347	-	19,879

Total loans	$5,348,615	$5,039,246	$31,727	$52,574	$17,864	$207,204

The following table provides a comparison of our non-performing assets and past due loans for the past five years.

Table 17
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2012	2011	2010	2009	2008
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$84,534	$187,325	$211,782	$244,215	$127,768
90 days or more past due loans	8,689	9,227	4,244	4,079	36,999

Total non-performing loans	93,223	196,552	216,026	248,294	164,767
TDRs (still accruing interest)	6,867	17,864	22,371	30,553	7,344
OREO	39,953	33,975	31,069	57,137	24,368

Total non-performing assets	$140,043	$248,391	$269,466	$335,984	$196,479

30-89 days past due loans	$22,666	$27,495	$23,646	$37,912	$116,206
Non-accrual loans to total loans	1.63%	3.68%	4.15%	4.69%	2.38%
Non-performing loans to total loans	1.80%	3.86%	4.24%	4.77%	3.07%
Non-performing assets to loans plus OREO	2.68%	4.85%	5.25%	6.39%	3.65%
Covered loans and covered OREO (1)
Non-accrual loans	$14,182	$19,879	$-	$-	$-
90 days or more past due loans	31,447	43,347	84,350	30,286	-

Total non-performing loans	45,629	63,226	84,350	30,286	-
TDRs (still accruing interest)	-	-	-	-	-
OREO	13,123	23,455	22,370	8,981	-

Total non-performing assets	$58,752	$86,681	$106,720	$39,267	$-

30-89 days past due loans	$6,514	$4,232	$18,445	$22,988	$-
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$98,716	$207,204	$211,782	$244,215	$127,768
90 days or more past due loans	40,136	52,574	88,594	34,365	36,999

Total non-performing loans	138,852	259,778	300,376	278,580	164,767
TDRs (still accruing interest)	6,867	17,864	22,371	30,553	7,344
OREO	53,076	57,430	53,439	66,118	24,368

Total non-performing assets	$198,795	$335,072	$376,186	$375,251	$196,479

30-89 days past due loans	$29,180	$31,727	$42,091	$60,900	$116,206
Non-accrual loans to total loans	1.83%	3.87%	3.87%	4.57%	2.38%
Non-performing loans to total loans	2.58%	4.86%	5.49%	5.21%	3.07%
Non-performing assets to loans plus OREO	3.65%	6.20%	6.81%	6.93%	3.65%
The effect of non-accrual loans on interest income for 2012 is presented below:
Interest which would have been included at the contract rates					$7,173
Less: Interest included in income during the year					2,185

Interest income not recognized in the financial statements					$4,988

  (1)
  For a discussion of covered loans and covered OREO, refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Past due covered loans are based on contractual terms, but continue to perform in accordance with our expectations of cash flows.

Non-performing assets, excluding covered loans and covered OREO, represented 2.68% of total loans plus OREO as of December 31, 2012 compared to 4.85% as of December 31, 2011 and 5.25% as of December 31, 2010.

Non-performing assets, excluding covered loans and covered OREO, were $140.0 million as of December 31, 2012, declining by $108.3 million, or 43.6%, compared to December 31, 2011. This improvement was driven primarily by a decline in non-accrual loans, which reflects the aggressive remediation actions taken by management during 2012, and the return of accruing TDRs to performing status. For additional details, please refer to the section titled "Accelerated Credit Remediation Actions" of this Item 7.

From December 31, 2010 to December 31, 2011, gross reductions of non-performing assets resulted primarily from non-accrual loans that were sold, paid-off, or transferred to held-for-sale and OREO properties sold during 2011. For additional details, please refer to the sections titled "Disposals of Loans" and "OREO Activity" of this Item 7.

The improvement in the asset quality measures from December 31, 2009 to December 31, 2010 was substantially due to loan charge-offs, OREO write-downs, and disposals of non-performing assets, partially offset by loans downgraded to non-accrual status.

Non-performing covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by the FDIC Agreements that substantially mitigate the risk of loss. Generally, covered loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans as of December 31, 2012, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated. Past due covered loans are past due based on contractual terms but continue to perform in accordance with our expectations of cash flows.

  Non-accrual Loans

Non-accrual loans, excluding covered loans, declined to $84.5 million as of December 31, 2012 from $187.3 million as of December 31, 2011 following a decline from $211.8 million as of December 31, 2010. The decline in non-accrual loans from December 31, 2011 to December 31, 2012 resulted from the bulk loan sales, payments, charge-offs, and transfers to OREO, which more than offset the amount of loans downgraded from performing to non-accrual status during 2012.

The amount of loans downgraded from performing to non-accrual during 2012 totaled $152.7 million, decreasing from $194.3 million in 2011 and $214.5 million during 2010. Targeted remediation efforts and the disposal of loans in the bulk loan sales during 2012 drove the decline in loans downgraded to non-accrual status.

A discussion of our accounting policies for non-accrual loans is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

  TDRs

Loan modifications are generally performed at the request of the individual borrower and may include reductions in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 18
TDRs by Type
(Dollar amounts in thousands)

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$3,064	20	$2,348	46	$23,404
Agricultural	-	-	-	-	1	1,986
Commercial real estate:
Office	-	-	-	-	1	142
Retail	2	2,407	2	1,742	-	-
Industrial	-	-	-	-	2	1,911
Multi-family	1	150	9	12,865	9	3,193
Residential construction	-	-	-	-	4	8,323
Commercial construction	-	-	1	14,006	-	-
Other commercial real estate	7	9,855	9	11,644	13	7,229

Total commercial real estate	10	12,412	21	40,257	29	20,798

Home equity loans	7	274	25	1,564	50	3,233
1-4 family mortgages	16	2,041	26	3,382	49	6,703
Installment loan	-	-	1	155	-	-

Total consumer	23	2,315	52	5,101	99	9,936

Total TDRs	39	$17,791	93	$47,706	175	$56,124

TDRs, still accruing interest	19	$6,867	57	$17,864	120	$22,371
TDRs included in non-accrual	20	10,924	36	29,842	55	33,753

Total TDRs	39	$17,791	93	$47,706	175	$56,124

Charge-offs on restructured loans		$10,003		$8,890		$11,534
Specific reserves related to restructured loans		$2,794		$94		$-

At December 31, 2012, we had TDRs totaling $17.8 million, a decrease of $29.9 million, or 62.7%, from December 31, 2011. The December 31, 2012 total includes $6.9 million in loans that were restructured at market terms and are accruing interest. After a sufficient period of performance under the modified terms, these loans will be reclassified to performing status.

We have other TDRs totaling $10.9 million as of December 31, 2012, which are reported as non-accrual because they are not performing in accordance with their modified terms or there has not been sufficient performance under the modified terms. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time, and these restructures remain classified as TDRs for the remaining terms of the loans.

  Potential Problem Loans

Potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties.

Table 19
Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2012			December 31, 2011
	Special Mention (1)	Substandard (2)	Total	Special Mention (1)	Substandard (2)	Total
Commercial and industrial	$37,833	$8,768	$46,601	$57,866	$47,616	$105,482
Agricultural	331	-	331	10,487	-	10,487
Commercial real estate:
Office, retail, and industrial	57,271	16,746	74,017	78,578	43,435	122,013
Multi-family	1,921	-	1,921	5,803	1,015	6,818
Residential construction	11,870	11,588	23,458	27,198	11,756	38,954
Commercial construction	14,340	14,174	28,514	23,587	5,407	28,994
Other commercial construction	14,056	30,149	44,205	73,058	17,428	90,486

Total commercial real estate	99,458	72,657	172,115	208,224	79,041	287,265

Total corporate loans	$137,622	$81,425	$219,047	$276,577	$126,657	$403,234

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

Potential problem loans totaled $219.0 million as of December 31, 2012, down $184.2 million, or 45.7%, from $403.2 million as of December 31, 2011. This decline reflects the disposition of $98.3 million in carrying value of potential problem loans in the bulk loan sales as well as ongoing remediation activities. Please refer to the section titled "Accelerated Credit Remediation Actions" of this Item 7 for additional discussion regarding the bulk loan sales.

  OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $40.0 million at December 31, 2012, a $6.0 million increase from December 31, 2011. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 20
OREO Properties by Type
(Dollar amounts in thousands)

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single-family homes	15	$2,054	5	$985	6	$1,113
Land parcels:
Raw land	5	3,244	8	8,316	5	7,467
Farm land	1	207	-	-	2	4,657
Commercial lots	22	12,355	19	5,944	14	4,096
Single-family lots	29	4,970	25	7,677	27	7,564

Total land parcels	57	20,776	52	21,937	48	23,784

Multi-family units	10	796	4	3,083	4	714
Commercial properties	32	16,327	16	7,970	12	5,458

Total OREO properties	114	39,953	77	33,975	70	31,069
Covered OREO	62	13,123	46	23,455	44	22,370

Total OREO properties	176	$53,076	123	$57,430	114	$53,439

  Loan Sales

The following table summarizes loan sales for the years ended December 31, 2012, 2011, and 2010.

Table 21
Loan Sales
(Dollar amounts in thousands)

	Proceeds/ Fair Value	Book Value (1)	Charge-offs (2)	Net Gains on Sales (3)
Loan sales in 2012 by type of transaction:
Bulk loan sales	$94,470	$169,577	$(80,260)	$5,153
Mortgage loan sales	52,595	50,326	-	2,269
Other non-performing loan sales	4,200	6,587	(2,387)	-

Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

Loan sales in 2012 by class:
Commercial and industrial	$19,705	$47,225	$(22,508)	$(5,012)
Agricultural	3,605	8,720	(4,356)	(759)
Commercial real estate:
Office, retail, and industrial	35,488	49,345	(23,696)	9,839
Multi-family	3,151	4,043	(1,859)	967
Residential construction	7,387	14,216	(5,690)	(1,139)
Commercial construction	1,687	4,058	(1,850)	(521)
Other commercial real estate	26,664	46,838	(21,825)	1,651

Total commercial real estate	74,377	118,500	(54,920)	10,797

Home equity	829	1,561	(773)	41
1-4 family mortgages	52,749	50,484	(90)	2,355

Total consumer loans	53,578	52,045	(863)	2,396

Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

Loan sales in 2011 by class:
Commercial and industrial	$3,120	$4,226	$(1,106)	$-
Commercial real estate:
Office, retail, and industrial	551	997	(446)	-
Residential construction	4,891	7,864	(2,973)	-
Commercial construction	3,800	4,000	(200)	-

Total commercial real estate	9,242	12,861	(3,619)	-

Total loan sales in 2011	$12,362	$17,087	$(4,725)	$-

Loan sales in 2010 by class:
Commercial and industrial	$5,415	$13,162	$(7,747)	$-
Commercial real estate:
Office, retail, and industrial	3,414	5,196	(1,782)	-
Multi-family	2,861	4,355	(1,494)	-
Residential construction	1,867	2,842	(975)	-
Other commercial real estate	2,810	4,408	(1,598)	-

Total commercial real estate	10,952	16,801	(5,849)	-

1-4 family mortgages	173	263	(90)	-

Total loan sales in 2010	$16,540	$30,226	$(13,686)	$-

  (1)
  The book value of loans sold in the 2012 bulk loan sales is net of payments received subsequent to the transfer to held-for-sale.

  (2)
  Amount represents charge-offs to the allowance for loan and covered loan losses at the time the loans were identified for sale.

  (3)
  The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.

During 2012, we disposed of certain loans through the bulk loan sales, which resulted in a gain, less commissions and other selling expenses, of $2.6 million. Refer to the "Accelerated Credit Remediation Actions" section of this Item 7 for additional detail. In addition to the bulk loan sales, we sold $50.3 million of mortgage loans during 2012, resulting in gains of $2.3 million.

During the year ended December 31, 2011, we had gross reductions of non-performing assets totaling $110.8 million, comprised of $80.3 million in non-accrual loans that were sold, paid off, or transferred to held-for-sale.

  OREO Activity

The following table summarized disposals of OREO for the years ended December 31, 2012 and 2011.

Table 22
OREO Disposals, Transfers, and Write-Downs
(Dollar amounts in thousands)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$26,792	$23,774	$50,566	$24,622	$13,109	$37,731
Less: Basis of properties sold	27,907	23,301	51,208	30,485	13,147	43,632

Net losses on sales of OREO	$(1,115)	$473	$(642)	$(5,863)	$(38)	$(5,901)

OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$-	$-	$-	$841	$-	$841
Premises, furniture, and equipment transferred to OREO (at fair value)	$1,833	$-	$1,833	$-	$-	$-
OREO valuation adjustments	$3,945	$299	$4,244	$2,388	$1,397	$3,785

In 2012, OREO sales, excluding covered OREO, consisted of 103 properties, comprised primarily of single family homes, residential lots, and commercial properties. Gains on the sales of two properties during 2012 contributed to the decrease in net losses on sales of OREO compared to 2011. We sold 122 properties in 2011, which were comprised primarily of farmland, residential lots, and 1-4 family residences.

In evaluating whether to enter into these transactions, management assessed current collateral values, projected cash flows, long-term costs to remediate and maintain collateral, current disposition strategies, and other unique circumstances specific to these loans. We continue to pursue the remediation of non-performing assets. Our efforts will likely be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, and higher levels of foreclosed real estate coming into the market.

Allowance for Credit Losses

  Methodology for the Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and covered loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. Management believes that the allowance for credit losses of $102.8 million is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2012.

The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 23
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010	2009	2008
Change in allowance for credit losses:
Balance at the beginning of the year	$121,962	$145,072	$144,808	$93,869	$61,800
Loan charge-offs:
Commercial and industrial	(60,099)	(31,180)	(35,829)	(56,903)	(14,557)
Agricultural	(4,569)	(1,570)	(1,301)	(180)	(42)
Office, retail, and industrial	(34,968)	(8,193)	(10,322)	(7,869)	(852)
Multi-family	(3,361)	(14,584)	(2,788)	(3,485)	(1,801)
Residential construction	(13,888)	(13,895)	(55,611)	(63,045)	(15,780)
Commercial construction	(13,923)	(6,316)	(8,356)	(3,620)	-
Other commercial real estate	(36,474)	(15,396)	(28,869)	(18,413)	(1,253)
Consumer	(9,026)	(9,411)	(9,609)	(13,589)	(5,476)
1-4 family mortgages	(1,884)	(1,120)	(1,031)	(934)	(576)

Total loan charge-offs	(178,192)	(101,665)	(153,716)	(168,038)	(40,337)

Recoveries on previous loan charge-offs:
Commercial and industrial	3,146	3,392	5,227	1,899	1,531
Agricultural	247	101	-	-	4
Office, retail, and industrial	577	79	612	13	120
Multi-family	275	410	363	2	5
Residential construction	451	2,830	770	403	-
Commercial construction	-	134	-	400	-
Other commercial real estate	125	508	494	116	5
Consumer	755	412	691	468	487
1-4 family mortgages	29	18	49	4	-

Total recoveries on previous loan charge-offs	5,605	7,884	8,206	3,305	2,152

Net loan charge-offs, excluding covered loans and covered OREO	(172,587)	(93,781)	(145,510)	(164,733)	(38,185)
Net covered loan charge-offs	(4,615)	(9,911)	(1,575)	-	-

Net loan charge-offs	(177,202)	(103,692)	(147,085)	(164,733)	(38,185)

Provision charged to operating expense:
Provision, excluding provision for covered loans	142,364	69,682	145,774	215,672	70,254
Provision for covered loans	24,945	51,267	27,009	-	-
Less: expected reimbursement from the FDIC	(9,257)	(40,367)	(25,434)	-	-

Net provision for covered loans	15,688	10,900	1,575	-	-

Total provision charged to operating expense	158,052	80,582	147,349	215,672	70,254

Balance at the end of the year	$102,812	$121,962	$145,072	$144,808	$93,869

Allowance for loan losses, excluding covered loans	$87,384	$118,473	$142,572	$144,808	$93,869
Allowance for covered loan losses	12,062	989	-	-	-

Total allowance for loan and covered loan losses	99,446	119,462	142,572	144,808	93,869
Reserve for unfunded commitments	3,366	2,500	2,500	-	-

Total allowance for credit losses	$102,812	$121,962	$145,072	$144,808	$93,869

	Years ended December 31,
	2012	2011	2010	2009	2008
Amounts and ratios, excluding covered loans
Average loans	$5,204,718	$5,101,621	$5,191,154	$5,348,979	$5,149,879
Net loan charge-offs to average loans	3.32%	1.84%	2.80%	3.08%	0.74%
Allowance for credit losses at end of period as a percent of:
Total loans	1.75%	2.38%	2.84%	2.78%	1.75%
Non-accrual loans	107%	65%	69%	59%	73%
Non-performing loans	97%	62%	67%	58%	57%
Amounts and ratios, including covered loans
Average loans	$5,435,670	$5,421,943	$5,440,752	$5,377,028	$5,149,879
Net loan charge-offs to average loans	3.26%	1.91%	2.70%	3.06%	0.74%
Allowance for credit losses at end of period as a percent of:
Total loans	1.91%	2.28%	2.65%	2.71%	1.75%
Non-accrual loans	104%	59%	69%	59%	73%
Non-performing loans	74%	47%	48%	52%	57%

  Activity in the Allowance for Credit Losses

The allowance for credit losses represented 1.91% of total loans, including covered loans, at December 31, 2012 compared to 2.28% at December 31, 2011. The allowance for credit losses as a percentage of non-performing loans, including covered loans, was 74% at December 31, 2012, up from 47% at December 31, 2011. Over time, we established historical loss experience on the covered loan portfolio, enabling us to more effectively estimate an allowance for covered purchased impaired loan losses. During 2012, we increased the allowance for covered loan losses by $11.1 million to reflect the difference between the carrying value and the discounted present value of the estimated cash flows of the covered impaired loans. An analysis of changes in the allowance for loan and covered loan losses by portfolio segment is presented on the following pages.

The provision for loan and covered loan losses was $158.1 million for 2012 compared to $80.6 million for 2011 and $147.3 million for 2010. Net charge-offs, including covered loans, for 2012 were $177.2 million compared to $103.7 million for 2011 and $147.1 million for 2010.

Net loan charge-offs were elevated in 2012 due substantially to accelerated credit remediation actions taken by management for select credits during the third quarter of 2012. These actions included net charge-offs of $80.3 million from the transfer of loans to held-for-sale status for disposition through bulk loan sales, and charge-offs of $18.8 million related to modified disposition strategies. Refer to the section titled "Accelerated Credit Remediation Actions" of this Item 7 for additional detail.

Covered loan charge-offs reflect the decline in estimated cash flows of certain acquired loans. Management re-estimates cash flows periodically, and the present value of any decreases in expected cash flows from the FDIC is recorded as either a charge-off in that period or an allowance for covered loan losses is established. Any increases in expected cash flows are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, cumulative increases in expected cash flows exceeded cumulative declines.

  Allocation of the Allowance for Credit Losses

Table 24
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2012	2011	2010	2009	2008
Commercial, industrial, and agricultural	$36,761	$46,017	$49,545	$54,452	$22,189
Commercial real estate:
Office, retail, and industrial	11,432	16,012	20,758	20,164	22,048
Multi-family	3,575	5,067	3,996	4,555	2,680
Residential construction	6,260	14,563	27,933	33,078	32,910
Other commercial real estate (1)	18,680	24,471	29,869	21,084	7,927

Total commercial real estate	39,947	60,113	82,556	78,881	65,565

Consumer	14,042	14,843	12,971	11,475	6,115

Total, excluding allowance for covered loan losses	90,750	120,973	145,072	144,808	93,869
Covered loans	12,062	989	-	-	-

Total	$102,812	$121,962	$145,072	$144,808	$93,869

Total loans, excluding covered loans	$5,189,676	$5,088,113	$5,100,560	$5,203,246	$5,360,063
Total loans	$5,387,570	$5,348,615	$5,472,289	$5,349,565	$5,360,063
Allowance for credit losses as a percent of:
Loans:
Commercial, industrial, and agricultural	1.93%	2.70%	2.93%	3.30%	1.30%
Commercial real estate:
Office, retail, and industrial	0.86%	1.23%	1.72%	1.66%	2.15%
Multi-family	1.25%	1.76%	1.14%	1.36%	0.93%
Residential construction	10.19%	13.76%	15.99%	10.54%	6.46%
Other commercial real estate	2.08%	2.37%	2.93%	2.05%	0.73%
Total commercial real estate	1.55%	2.20%	3.00%	2.73%	2.26%
Consumer	1.97%	2.25%	1.97%	1.73%	0.82%
Total, excluding covered loans	1.75%	2.38%	2.84%	2.78%	1.75%
  (1)
  Includes commercial construction.

The allowance for credit losses declined $19.2 million from $122.0 million as of December 31, 2011 to $102.8 million as of December 31, 2012, reflecting reductions across all categories. During 2012, declines in non-accrual and potential problem loans from accelerated credit remediation actions resulted in improved credit metrics and a decline in our estimate of credit losses inherent in the loan portfolio.

In 2011, we decreased our allowance for loan and covered loan losses for all categories of loans, excluding multi-family loans and covered loans. The increase in the allowance for loan and covered loan losses allocated to multi-family loans reflects management's estimate of potential losses on smaller-balance loans in this portfolio. The allowance for covered loan losses is for open-ended consumer loans that are not categorized as impaired loans.

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

INVESTMENT IN BANK-OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV with changes recorded in noninterest income in the Consolidated Statements of Income. As of December 31, 2012, the CSV of BOLI assets totaled $206.4 million.

As of December 31, 2012, 29.2% of our total BOLI portfolio was in general account life insurance distributed between nine insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 70.8% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect, within limits, a policy's CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

BOLI income for 2012 decreased 41.4% from 2011, mainly as a result of a $1.2 million benefit settlement received in 2011. Management has elected to accept lower market returns to reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments. This strategy also had the effect of improving our regulatory capital ratios by reducing risk-weighted assets.

GOODWILL

Goodwill is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $265.5 million as of December 21, 2012 and 2011. As described in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K, goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests. Impairment testing is performed by comparing the carrying value of the reporting unit with management's estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis. During 2012, we performed our annual impairment test of goodwill at October 1, 2012 and determined that goodwill was not impaired at that date.

DEFERRED TAX ASSETS

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For additional discussion of income taxes, see Notes 1 and 14 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Income tax expense and benefits recorded due to changes in uncertain tax positions are also described in Note 14.

Table 25
Deferred Tax Assets
(Dollar amounts in thousands)

	December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Net deferred tax assets	$133,605	$102,624	$113,353	30.2	(9.5)
Valuation allowance	-	-	30	-	(100.0)

Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income and loss during the current and prior two years, pre-tax, pre-provision operating earnings during that period, actual performance compared to budget, the Company's capital position, and trends in non-performing assets and adversely rated loans. Management determined that it is more likely than not that deferred tax assets will be fully realized and no valuation allowance is required as of December 31, 2012.

The increase in deferred tax assets in 2012 was primarily attributable to higher federal and state net operating loss carry forwards, offset partially by a reduction in the allowance for loan and covered loan losses for which there is a zero tax basis.

Deferred tax assets decreased in 2011 compared to 2010 substantially from a reduction in the allowance for loan and covered loan losses.

FUNDING AND LIQUIDITY MANAGEMENT

Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2012, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $37.0 million for the year ended December 31, 2012. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $61.8 million in junior subordinated debentures, $38.5 million in subordinated notes, $114.5 million in senior notes, and cash and equivalent short-term investments of $21.0 million at December 31, 2012. At the end of 2012, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.

Total deposits and borrowed funds as of December 31, 2012 are summarized in Notes 9 and 10 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 26
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2012	% of Total	2011	% of Total	2010	% of Total	2012-2011	2011-2010
Demand deposits	$1,762,968	25.0	$1,498,900	21.5	$1,224,629	18.0	17.6	22.4
Savings deposits	1,038,379	14.7	934,937	13.4	815,371	12.0	11.1	14.7
NOW accounts	1,090,446	15.4	1,091,184	15.7	1,082,774	15.9	(0.1)	0.8
Money market accounts	1,216,173	17.2	1,230,090	17.7	1,199,362	17.6	(1.1)	2.6

Transactional deposits	5,107,966	72.3	4,755,111	68.3	4,322,136	63.5	7.4	10.0

Time deposits	1,502,230	21.3	1,773,188	25.4	1,971,684	28.9	(15.3)	(10.1)
Brokered deposits	26,776	0.4	18,821	0.3	19,953	0.3	42.3	(5.7)

Total time deposits	1,529,006	21.7	1,792,009	25.7	1,991,637	29.2	(14.7)	(10.0)

Total deposits	6,636,972	94.0	6,547,120	94.0	6,313,773	92.7	1.4	3.7

Securities sold under agreements to repurchase	79,924	1.1	117,065	1.7	191,826	2.8	(31.7)	(39.0)
Federal funds purchased and other borrowed funds	113,719	1.6	148,637	2.1	167,348	2.5	(23.5)	(11.2)

Total borrowed funds	193,643	2.7	265,702	3.8	359,174	5.3	(27.1)	(26.0)

Senior and subordinated debt	231,273	3.3	150,285	2.2	137,739	2.0	53.9	9.1

Total funding sources	$7,061,888	100.0	$6,963,107	100.0	$6,810,686	100.0	1.4	2.2

Average Funding Sources

For 2012, average funding sources increased $98.8 million from 2011 driven primarily by growth of $352.9 million, or 7.4%, in average transactional deposits, partially offset by reductions in higher-costing time deposits of $263.0 million and borrowed funds of $72.1 million, resulting in a more favorable funding mix. The increase in average senior and subordinated debt of $81.0 million reflects the issuance of $115.0 million in senior debt in the fourth quarter of 2011, which was used, in combination with existing liquid assets, to fund the redemption of the Series B preferred stock issued to the Treasury. The issuance was slightly offset by the repurchase and retirement of $37.4 million of junior subordinated debentures and subordinated notes during 2012.

Average funding sources for 2011 increased $152.4 million, or 2.2%, from 2010 resulting from a $433.0 million, or 10.0%, increase in average transactional deposits and a $12.5 million, or 9.1%, increase in senior and subordinated debt. These increases were partially offset by declines in higher-costing time deposits of $199.6 million, or 10.0%, and borrowed funds of $93.5 million, or 26.0%. The growth in demand deposits and decline in time deposits resulted in a more favorable product mix.

Borrowed Funds

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Other borrowed funds consist of term auction facilities issued by the Federal Reserve that mature within 90 days. Federal term auction facilities were discontinued during 2010. A discussion of borrowed funds is presented in the next table.

Table 27
Borrowed Funds
(Dollar amounts in thousands)

	2012		2011		2010
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At year-end:
Securities sold under agreements to repurchase	$71,403	0.02	$92,871	0.02	$166,474	0.04
Federal funds purchased	-	-	-	-	-	-
FHLB advances	114,581	1.72	112,500	2.13	137,500	1.95
Federal term auction facilities	-	-	-	-	-	-

Total borrowed funds	$185,984	1.06	$205,371	1.17	$303,974	0.90

Average for the year:
Securities sold under agreements to repurchase	$79,924	0.02	$117,065	0.02	$191,826	0.14
Federal funds purchased	-	-	603	0.22	4,371	0.15
FHLB advances	113,719	1.76	148,034	1.84	142,703	2.06
Federal term auction facilities	-	-	-	-	20,274	0.25

Total borrowed funds	$193,643	1.04	$265,702	1.03	$359,174	0.91

Maximum amount outstanding at any day during the year:
Securities sold under agreements to repurchase	$103,591		$174,810		$683,685
Federal funds purchased	-		175,000		60,000
FHLB advances	114,593		302,500		272,802
Federal term auction facilities	-		1		300,000
Weighted-average maturity of FHLB advances	20.8 months		19.3 months		27.6 months

Average borrowed funds totaled $193.6 million for 2012, decreasing $72.1 million, or 27.1%, from 2011 following a decrease of $93.5 million, or 26.0%, from 2010 to 2011. Since the last half of 2009, we reduced funding costs by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits, resulting in a better product mix.

For 2012, the average and maximum daily balances for securities sold under agreements to repurchase and FHLB advances remained stable. In 2011, the maximum daily balance for federal funds purchased resulted from a test of the federal funds line, which may be done occasionally to ensure availability.

We make interchangeable use of repurchase agreements, FHLB advances, federal funds purchased, and, prior to March 2010, federal term auction facilities to supplement deposits and leverage the interest yields produced through our securities portfolio.

Senior and Subordinated Debt

Average senior and subordinated debt increased $81.0 million, or 53.9%, in 2012 compared to 2011 following a $12.5 million, or 9.1%, increase from 2010 to 2011. The increase was driven by the new senior debt issuance of $115.0 million in the fourth quarter of 2011, which was used, in combination with existing liquid assets, to fund the redemption of the Series B preferred stock issued to the Treasury. Interest paid on the new senior debt in 2011 reduced net interest margin by 10 basis points for the year ended December 31, 2012.

This increase was offset, in part, by the repurchase and retirement of $25.4 million of junior subordinated debentures and $12.0 million of subordinated notes during 2012. Refer to Note 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through our normal course of operations, we enter into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, we routinely enter into commitments to extend credit. While contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn. These commitments are subject to the same credit policies and approval process used for our loans.

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2012. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 28
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Transactional deposits (no stated maturity)	9	$5,272,307	$-	$-	$-	$5,272,307
Time deposits	9	921,508	374,318	103,729	393	1,399,948
Borrowed funds	10	33,668	133,468	18,848	-	185,984
Subordinated debt	11	-	-	-	214,779	214,779
Operating leases	7	3,826	4,820	4,117	3,754	16,517
Pension liability	15	5,388	10,974	11,175	27,457	54,994
Commitments to extend credit	20	N/A	N/A	N/A	N/A	1,490,351
Letters of credit	20	N/A	N/A	N/A	N/A	115,837
Forward committed advances with FHLB	20	-	-	-	250,000	250,000

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial for maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve's minimum levels considered to be "well-capitalized," which is the highest capital category established.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as "well-capitalized." All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2012 and 2011. See the "Supervision and Regulation" section included in Item 1, "Business," of this form 10-K.

All other ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity. The reconciliations of the components of those ratios to GAAP are also presented in the table below.

Table 29
Capital Measurements
(Dollar amounts in thousands)

	December 31,		Regulatory Minimum For "Well- Capitalized"	Excess Over Required Minimums at December 31, 2012
	2012	2011
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$755,264	$853,961
Tier 1 capital, as defined in federal regulations	$652,480	$724,863
Trust preferred securities included in Tier 1 capital	(59,965)	(84,730)

Tier 1 common capital	$592,515	$640,133

Risk-weighted assets, as defined in federal regulations	$6,348,523	$6,241,191
Average assets, as defined in federal regulations	7,768,967	7,813,637
Regulatory capital ratios:
Total capital to risk-weighted assets	11.90%	13.68%	10.00%	19%	$120,412
Tier 1 capital to risk-weighted assets	10.28%	11.61%	6.00%	71%	$271,569
Tier 1 common capital to risk-weighted assets (1)	9.33%	10.26%	N/A (2)	N/A (2)	N/A (2)
Tier 1 leverage to average assets	8.40%	9.28%	5.00%	68%	$264,032
Reconciliation of capital components to GAAP:
Total stockholder's equity	$940,893	$962,587
Goodwill and other intangible assets	(281,059)	(283,650)

Tangible common equity	659,834	678,937
Accumulated other comprehensive loss	15,660	13,276

Tangible common equity, excluding accumulated other comprehensive loss	$675,494	$692,213

Total assets	$8,099,839	$7,973,594
Goodwill and other intangible assets	(281,059)	(283,650)

Tangible assets	$7,818,780	$7,689,944

Tangible common equity ratios:
Tangible common equity to tangible assets	8.44%	8.83%	N/A (2)	N/A (2)	N/A (2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	8.64%	9.00%	N/A (2)	N/A (2)	N/A (2)
Tangible common equity to risk-weighted assets	10.39%	10.88%	N/A (2)	N/A (2)	N/A (2)
  (1)
  Excludes the impact of trust-preferred securities.

  (2)
  Ratio is not subject to formal Federal Reserve regulatory guidance.

The decline in capital ratios from December 31, 2011 resulted from a $72.4 million decrease in Tier 1 capital, which was driven by the net loss of $21.1 million for the year ended December 31, 2012 and a reduction in junior subordinated debentures included in Tier 1 capital.

During 2012, we repurchased and retired $25.4 million of 6.95% junior subordinated debentures out of a total $87.4 million. Although the junior subordinated debentures were included as a component of Tier 1 capital, we elected to retire them given the low interest rate environment.

The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

For further details of the regulatory capital requirements and ratios as of December 31, 2012 and 2011 for the Company and the Bank, see Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Stock Repurchase Programs

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 133,560 treasury shares in 2012 and 103,770 treasury shares in 2011 to fund these plans.

Dividends

The Board declared quarterly Common Stock dividends of $0.01 per share for the past sixteen quarters.

QUARTERLY REVIEW

Table 30
Quarterly Earnings Performance (1)
 (Dollar amounts in thousands, except per share data)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$74,199	$75,584	$75,518	$75,268	$78,757	$80,175	$81,296	$81,283
Interest expense	(7,677)	(8,324)	(8,814)	(10,086)	(9,679)	(9,640)	(9,935)	(10,637)

Net interest income	66,522	67,260	66,704	65,182	69,078	70,535	71,361	70,646

Provision for loan and covered loan losses	(5,593)	(111,791)	(22,458)	(18,210)	(21,902)	(20,425)	(18,763)	(19,492)
Operating revenues	27,661	26,062	23,886	25,376	25,669	24,142	24,963	23,677
Net gains on securities sales	1,615	(217)	1,556	(206)	649	626	1,531	540
Securities impairment losses	(1,527)	-	(1,405)	(737)	(759)	(177)	-	-
Gain on bulk loan sales	5,153	-	-	-	-	-	-	-
Gain on acquisitions	-	3,289	-	-	1,076	-	-	-
(Losses) gains on early extinguishment of debt	(814)	-	-	256	-	-	-	-
Noninterest expense	(73,607)	(70,123)	(61,157)	(62,613)	(66,591)	(64,176)	(65,719)	(65,418)

Income (loss) before income tax (expense) benefit	19,410	(85,520)	7,126	9,048	7,220	10,525	13,373	9,953
Income tax (expense) benefit	(6,194)	36,993	(761)	(1,156)	(296)	(1,583)	(2,720)	91

Net income (loss)	13,216	(48,527)	6,365	7,892	6,924	8,942	10,653	10,044
Preferred dividends and accretion on preferred stock	-	-	-	-	(3,027)	(2,586)	(2,582)	(2,581)
Net (income) loss applicable to non-vested restricted shares	(194)	715	(76)	(139)	(20)	(93)	(100)	(137)

Net income (loss) applicable to common shares	$13,022	$(47,812)	$6,289	$7,753	$3,877	$6,263	$7,971	$7,326

Basic earnings (loss) per common share	$0.18	$(0.65)	$0.09	$0.11	$0.05	$0.09	$0.11	$0.10
Diluted earnings (loss) per common share	$0.18	$(0.65)	$0.09	$0.11	$0.05	$0.09	$0.11	$0.10
Dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Return on average common equity	5.50%	(19.36% )	2.59%	3.21%	1.60%	2.60%	3.39%	3.20%
Return on average assets	0.65%	(2.35% )	0.32%	0.40%	0.34%	0.43%	0.52%	0.50%
Net interest margin – tax-equivalent	3.84%	3.83%	3.88%	3.88%	3.95%	3.97%	4.10%	4.15%
  (1)
  All ratios are presented on an annualized basis.

FOURTH QUARTER 2012 vs. 2011

Net income applicable to common shareholders for the fourth quarter of 2012 was $13.0 million, or 0.18 per share. This compares to net income available to common shareholders of $3.9 million, or $0.05 per share, for the fourth quarter of 2011.

Table 31
Quarterly Operating Earnings (1)
(Dollar amounts in thousands)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income (loss) before taxes	$19,410	$(85,520)	$7,126	$9,048	$7,220	$10,525	$13,373	$9,953
Provision for loan and covered loan losses	5,593	111,791	22,458	18,210	21,902	20,425	18,763	19,492

Pre-tax, pre-provision earnings	25,003	26,271	29,584	27,258	29,122	30,950	32,136	29,445

Adjustments to pre-tax, pre-provision earnings
Net securities gains (losses)	88	(217)	151	(943)	(110)	449	1,531	540
Gain, less related expense, on bulk loan sales	2,639	-	-	-	-	-	-	-
Gains on acquisitions, net of integration costs	(588)	3,074	-	-	1,076	-	-	-
Net (losses) gains on early extinguishment of debt	(814)	-	-	256	-	-	-	-
Net losses on sales and valuation adjustments of OREO, excess properties, assets held-for-sale, and other	(1,864)	(3,280)	(2,527)	(303)	(1,425)	(2,686)	(4,149)	(2,537)
Accelerated amortization of FDIC indemnification asset	(2,705)	(4,000)	-	-	-	-	-	-
Severance-related costs	-	(840)		(315)	(2,000)	(78)	(191)	-

Total adjustments	(3,244)	(5,263)	(2,376)	(1,305)	(2,459)	(2,315)	(2,809)	(1,997)

Pre-tax, pre-provision operating earnings	$28,247	$31,534	$31,960	$28,563	$31,581	$33,265	$34,945	$31,442

  (1)
  The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it helps investors to assess the Company's operating performance. Although this non-GAAP financial measure is intended to enhance investors' understanding of the Company's business and performance, this measure should not be considered an alternative to GAAP.

Pre-tax, pre-provision operating earnings of $28.2 million for the fourth quarter of 2012 decreased from the third quarter of 2012 and the fourth quarter of 2011. These reductions were driven mainly by lower net interest income and higher noninterest expense, excluding certain non-operating items, which were partially offset by gains on mortgage loan sales and an increase in other fee-based revenues.

For the fourth quarter of 2012, average interest-earning assets declined $115.3 million from the third quarter of 2012 and $55.9 million from the fourth quarter of 2011. The linked-quarter decline in average loans was impacted by the transfer of loans to held-for-sale at the end of the third quarter of 2012 and the accelerated resolution of certain credits in the fourth quarter of 2012. In addition, $37.1 million of mortgage loans outstanding at September 30, 2012 were sold during the fourth quarter of 2012.

Tax-equivalent net interest margin for the current quarter was 3.84%, remaining stable compared to the third quarter of 2012 and declining 11 basis points compared to the fourth quarter of 2011. The decrease compared to December 31, 2011 was driven by a decline in market interest rates, which contributed to lower yields earned on investment securities and loans, and was mitigated by a reduction in rates paid on retail time deposits.

Total fee-based revenues for the fourth quarter of 2012 grew 9.8% compared to the third quarter of 2012 and 12.0% from the fourth quarter of 2011. The increase in fee-based revenues from both prior periods presented was attributed primarily to gains on mortgage loan sales, and a rise in service charges on business checking accounts, wealth management fees, and debit card income. An increase in merchant fees driven by higher processing volumes also contributed to the growth compared to December 31, 2011.

During the fourth quarter of 2012, the Company repurchased and retired $4.3 million of 6.95% junior subordinated debentures at a premium of 3.0% and $12.0 million of 5.85% subordinated notes at a premium of 5.0%. These transactions resulted in the recognition of a pre-tax loss of $814,000 and will reduce future annual interest expense by approximately $1.0 million.

Total noninterest expense for the fourth quarter of 2012 increased 5.0% compared to the third quarter of 2012 and 10.5% compared to the fourth quarter of 2011. Salaries and wages increased from the third quarter of 2012 due to a decrease in deferred salaries resulting from lower new loan volume, short-term staffing costs associated with the FDIC-assisted acquisition of Waukegan Savings, and higher short-term incentive compensation expense. This was partially mitigated by a reduction in general salaries expense from fewer full time employees. For the quarter ended December 31, 2011, a $1.3 million correction of the 2010 actuarial pension expense calculation drove higher retirement and employee benefit expenses compared to December 31, 2012. The fourth quarter of 2012 also reflects an increase in post-employment benefits expense.

OREO expenses declined from both prior periods presented due to a gain on the sale of a vacant commercial lot during the fourth quarter of 2012. In addition, the elevated levels of valuation adjustments during the third quarter of 2012 resulted from declines in the values of one commercial property and one vacant land parcel.

Fourth quarter 2012 loan remediation costs were elevated due to expenses of $2.5 million related to the previously discussed bulk loan sales. This increase in expense was partially mitigated by declines in real estate taxes paid on non-performing loans in the fourth quarter of 2012.

Other professional services increased compared to the third quarter of 2012 and the fourth quarter of 2011 due to higher personnel recruitment expenses, the acceleration of certain capitalized costs, and increased attorney fees related to various legal proceedings.

Net occupancy and equipment expense increased from both prior periods presented driven by the timing of general improvements to facilities and equipment, operating expenses for former Waukegan Savings branches prior to conversion, and increased real estate tax expenses. These expenses were partially offset by lower utilities costs from mild weather conditions.

Higher technology and related costs for the fourth quarter of 2012 resulted from conversion expenses related to Waukegan Savings.

The accelerated amortization of the FDIC indemnification asset results from adjustments in the timing and amount of future cash flows expected to be received from the FDIC under the loss sharing agreements based on management's periodic estimates of future cash flows from covered loans. This charge benefited the yield on covered interest earning assets in the fourth quarter of 2012 and is expected to result in higher interest income on covered assets in future periods.

Valuation adjustments of $1.3 million on a former banking office transferred to OREO in the fourth quarter of 2012 contributed to the variance from both prior periods presented.

Average funding sources for the fourth quarter of 2012 were $42.5 million lower than the third quarter of 2012 and up $128.9 million from the fourth quarter of 2011. Seasonal declines in public demand deposits primarily contributed to the decrease in average funding sources from the third quarter of 2012. Compared to the fourth quarter of 2011, the increase in average demand and interest-bearing transaction deposits reflects acquisition activity that occurred in December 2011 and August 2012.

Table 32
Borrowed Funds – Quarterly Comparison
(Dollar amounts in thousands)

	Fourth Quarter 2012		Fourth Quarter 2011
	Amount	Rate (%)	Amount	Rate (%)
Average for the quarter:
Securities sold under agreements to repurchase	$70,805	0.02	$87,893	0.02
FHLB advances	114,585	1.72	164,946	1.60

Total borrowed funds	$185,390	1.07	$252,839	1.05

Maximum amount outstanding at any day during the quarter:
Securities sold under agreements to repurchase	$79,892		$97,383
FHLB advances	114,588		302,500

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which may affect the amounts reported in the financial statements.

The most significant of our accounting policies are presented in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Along with the disclosures presented in the other financial statement notes and in this discussion, these policies provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, judgments, and estimates, management determined that our accounting policies for the allowance for credit losses, evaluation of impairment of securities, and income taxes are considered to be our critical accounting policies.

Allowance for Credit Losses

The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense is dependent upon a number of factors including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan and covered loan losses. For a full discussion of our methodology for determining the allowance for credit losses, see Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Valuation of Securities

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where an active market does not exist, as for our CDOs, we estimate fair value using a cash flow model with the assistance of a structured credit valuation firm. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the likelihood of default by any of these entities on their trust-preferred obligation. Cash flows are modeled based upon the contractual terms of the CDO and discounted to their present values to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments.

On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the likelihood that the Company would be required to sell them before recovery of their amortized cost bases. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities (losses) gains, but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive (loss) income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery. For additional discussion on securities, see Notes 1 and 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

We also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management makes judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 15 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report, as well as our other filings with the SEC or our communications with stockholders, may contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, we identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "remains optimistic about," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying forward-looking statements within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are not historical facts but instead are based on management's current views and assumptions regarding future events, future business conditions, outcomes, and our outlook for the Company based on currently available information. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

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

Among the factors that could have an impact on our ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•
Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income.
•
Asset and liability matching risks and liquidity risks.
•
Fluctuations in the value of our investment securities.
•
The ability to attract and retain senior management experienced in banking and financial services.
•
The sufficiency of the allowance for credit losses to absorb the amount of actual losses inherent in the existing portfolio of loans.
•
The failure of assumptions underlying the establishment of the allowance for credit losses and estimation of values of collateral and various financial assets and liabilities.
•
Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio.
•
The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere providing similar services.
•
Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio, and loan and deposit pricing.
•
Changes in general economic or industry conditions, nationally or in the communities in which we conduct business.
•
Volatility of rate sensitive deposits.
•
Our ability to adapt successfully to technological changes to compete effectively in the marketplace.
•
Operational risks, including data processing system failures or fraud.
•
Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies.
•
The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations.
•
Governmental monetary and fiscal policies and legislative and regulatory changes that may result in the imposition of costs and constraints through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations.
•
Changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules.
•
Changes in accounting principles, policies, or guidelines affecting the businesses we conduct.
•
Acts of war or terrorism.
•
Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, products, services, and prices.

The foregoing list of important factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that were made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to the consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, defendants, judges, and juries.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)	+300
December 31, 2012:
Dollar change	$(10,678)	$12,933	$(19,173)	$19,766	N/M	$33,786
Percent change	-4.1%	+4.9%	-7.3%	+7.5%	N/M	+12.8%
December 31, 2011:
Dollar change	$(8,457)	$13,392	$(13,983)	$19,209	N/M	$36,576
Percent change	-3.1%	+4.9%	-5.2%	+7.1%	N/M	+13.5%
  (1)
  Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
  (2)
  N/M – Due to the low level of interest rates as of December 31, 2012 and 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful in the existing interest rate environment.

Overall, in gradually rising interest rate scenarios, interest rate risk volatility was stable at December 31, 2012 compared to December 31, 2011 and in declining interest rate scenarios, interest rate risk volatility is more negative at December 31, 2012 than at December 31, 2011. As our interest-earning assets continue to reprice in the low interest rate environment, the exposure to further declines in interest rates is reduced and drives the decrease in net interest income volatility under falling interest rate scenarios.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200	-300 (1)	+300
December 31, 2012:
Dollar change	$(134,704)	$130,148	N/M	$181,210
Percent change	-11.0%	+10.6%	N/M	+14.7%
December 31, 2011:
Dollar change	$(168,853)	$148,369	N/M	$221,525
Percent change	-13.3%	+11.7%	N/M	+17.4%
  (1)
  N/M – Due to the low level of interest rates as of December 31, 2012 and 2011, management deemed an assumed 300 basis point drop in interest rates not meaningful in the existing interest rate environment.

As of December 31, 2012, the estimated sensitivity of the economic value of equity to changes in rising interest rates is less positive compared to December 31, 2011, and the estimated sensitivity to falling rates is less negative compared to December 31, 2011. These changes were driven by an increase in the duration of the securities portfolio and a decrease in short-term investments at December 31, 2012 compared to December 31, 2011.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we use derivative instruments (specifically interest rate swaps with third parties) to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Financial Condition and Income of the Company are described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $15.9 million at December 31, 2012 and $16.9 million at December 31, 2011, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2012 and 2011 are discussed in Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

Chicago, Illinois
March 1, 2013

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$149,420	$123,354
Interest-bearing deposits in other banks	566,846	518,176
Trading securities, at fair value	14,162	14,469
Securities available-for-sale, at fair value	1,082,403	1,013,006
Securities held-to-maturity, at amortized cost (fair value 2012 – $36,023; 2011 – $61,477)	34,295	60,458
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock, at cost	47,232	58,187
Loans, excluding covered loans	5,189,676	5,088,113
Covered loans	197,894	260,502
Allowance for loan and covered loan losses	(99,446)	(119,462)

Net loans	5,288,124	5,229,153
Other real estate owned ("OREO"), excluding covered OREO	39,953	33,975
Covered OREO	13,123	23,455
Federal Deposit Insurance Corporation ("FDIC") indemnification asset	37,051	65,609
Premises, furniture, and equipment	121,596	134,977
Accrued interest receivable	27,535	29,826
Investment in bank-owned life insurance ("BOLI")	206,405	206,235
Goodwill and other intangible assets	281,059	283,650
Other assets	190,635	179,064

Total assets	$8,099,839	$7,973,594

Liabilities
Noninterest-bearing deposits	$1,762,903	$1,593,773
Interest-bearing deposits	4,909,352	4,885,402

Total deposits	6,672,255	6,479,175
Borrowed funds	185,984	205,371
Senior and subordinated debt	214,779	252,153
Accrued interest payable and other liabilities	85,928	74,308

Total liabilities	7,158,946	7,011,007

Stockholders' Equity
Common stock	858	858
Additional paid-in capital	418,318	428,001
Retained earnings	786,453	810,487
Accumulated other comprehensive loss, net of tax	(15,660)	(13,276)
Treasury stock, at cost	(249,076)	(263,483)

Total stockholders' equity	940,893	962,587

Total liabilities and stockholders' equity	$8,099,839	$7,973,594

	December 31, 2012		December 31, 2011
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	-	85,787
Shares outstanding	-	74,840	-	74,435
Treasury shares	-	10,947	-	11,352

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Interest Income
Loans, excluding covered loans	$248,752	$252,865	$259,318
Investment securities – taxable	12,670	14,115	22,116
Investment securities – tax-exempt	20,253	22,544	27,685
Covered loans	15,873	28,904	17,285
Federal funds sold and other short-term investments	3,021	3,083	2,463

Total interest income	300,569	321,511	328,867

Interest Expense
Deposits	18,052	27,256	37,127
Borrowed funds	2,009	2,743	3,267
Senior and subordinated debt	14,840	9,892	9,124

Total interest expense	34,901	39,891	49,518

Net interest income	265,668	281,620	279,349
Provision for loan and covered loan losses	158,052	80,582	147,349

Net interest income after provision for loan and covered loan losses	107,616	201,038	132,000

Noninterest Income
Service charges on deposit accounts	36,699	37,879	35,884
Wealth management fees	21,791	20,324	18,807
Other service charges, commissions, and fees	17,981	16,386	14,494
Card-based fees	20,852	19,593	17,577

Total fee-based revenues	97,323	94,182	86,762
Net securities (losses) gains	(921)	2,410	12,216
Gain on bulk loan sales	5,153	-	-
Other income	8,393	5,345	9,573

Total noninterest income	109,948	101,937	108,551

Noninterest Expense
Salaries and wages	105,231	101,703	94,361
Retirement and other employee benefits	25,524	27,071	20,017
Net occupancy and equipment expense	32,699	32,953	32,218
Technology and related costs	11,846	10,905	11,070
Professional services	29,614	26,356	22,903
Net OREO expense	10,521	16,293	50,034
FDIC premiums	6,926	7,990	10,880
Advertising and promotions	5,073	6,198	6,642
Merchant card expense	8,584	8,643	7,882
Accelerated amortization of FDIC indemnification asset	6,705	-	-
Other expenses	24,777	23,792	22,772

Total noninterest expense	267,500	261,904	278,779

(Loss) income before income tax (benefit) expense	(49,936)	41,071	(38,228)
Income tax (benefit) expense	(28,882)	4,508	(28,544)

Net (loss) income	(21,054)	36,563	(9,684)
Preferred dividends and accretion on preferred stock	-	(10,776)	(10,299)
Net loss (income) applicable to non-vested restricted shares	306	(350)	266

Net (loss) income applicable to common shares	$(20,748)	$25,437	$(19,717)

Per Common Share Data
Basic (loss) earnings per common share	$(0.28)	$0.35	$(0.27)
Diluted (loss) earnings per common share	$(0.28)	$0.35	$(0.27)
Weighted-average common shares outstanding	73,665	73,289	72,422
Weighted-average diluted common shares outstanding	73,666	73,289	72,422

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(21,054)	$36,563	$(9,684)
Available-for-sale securities
Unrealized holding gains:
Before tax	1,513	34,303	1,067
Tax effect	(588)	(13,427)	(406)

Net of tax	925	20,876	661

Reclassification of net (losses) gains included in net (loss) income:
Before tax	(921)	2,410	12,216
Tax effect	377	(986)	(4,764)

Net of tax	(544)	1,424	7,452

Net unrealized holding gains (losses)	1,469	19,452	(6,791)

Unrecognized net pension costs
Unrealized holding losses:
Before tax	(6,520)	(8,860)	(3,740)
Tax effect	2,667	3,871	1,458

Net of tax	(3,853)	(4,989)	(2,282)

Total other comprehensive (loss) income	(2,384)	14,463	(9,073)

Comprehensive (loss) income	$(23,438)	$51,026	$(18,757)

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
2010 other comprehensive loss	(6,791)	(2,282)	(9,073)

Balance at December 31, 2010	(19,806)	(7,933)	(27,739)
2011 other comprehensive income (loss)	19,452	(4,989)	14,463

Balance at December 31, 2011	(354)	(12,922)	(13,276)
2012 other comprehensive income (loss)	1,469	(3,853)	(2,384)

Balance at December 31, 2012	$1,115	$(16,775)	$(15,660)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive loss	-	-	-	-	(9,684)	(9,073)	-	(18,757)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,965)	-	-	(2,965)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	649	-	-	(649)	-	-	-
Issuance of common stock	18,818	-	188	195,847	-	-	-	196,035
Share-based compensation expense	-	-	-	5,638	-	-	-	5,638
Restricted stock activity	460	-	-	(15,864)	-	-	15,624	(240)
Treasury stock issued to benefit plans	25	-	-	(393)	-	-	856	463

Balance at December 31, 2010	74,096	190,882	858	437,550	787,678	(27,739)	(277,184)	1,112,045
Comprehensive income	-	-	-	-	36,563	14,463	-	51,026
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,978)	-	-	(2,978)
Preferred dividends declared ($44.86 per preferred share)	-	-	-	-	(8,658)	-	-	(8,658)
Accretion on preferred stock	-	2,118	-	-	(2,118)	-	-	-
Redemption of preferred stock	-	(193,000)	-	-	-	-	-	(193,000)
Redemption of common stock warrant	-	-	-	(910)	-	-	-	(910)
Share-based compensation expense	-	-	-	6,362	-	-	-	6,362
Restricted stock activity	335	-	-	(14,895)	-	-	13,507	(1,388)
Treasury stock issued to benefit plans	4	-	-	(106)	-	-	194	88

Balance at December 31, 2011	74,435	-	858	428,001	810,487	(13,276)	(263,483)	962,587
Comprehensive loss	-	-	-	-	(21,054)	(2,384)	-	(23,438)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,980)	-	-	(2,980)
Share-based compensation expense	-	-	-	6,004	-	-	-	6,004
Restricted stock activity	408	-	-	(15,604)	-	-	14,284	(1,320)
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(83)	-	-	123	40

Balance at December 31, 2012	74,840	$-	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Operating Activities
Net (loss) income	$(21,054)	$36,563	$(9,684)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and covered loan losses	158,052	80,582	147,349
Depreciation of premises, furniture, and equipment	10,874	10,995	11,397
Net amortization of premium on securities	22,433	10,314	2,404
Net securities losses (gains)	921	(2,410)	(12,216)
Gains on sales of loans	(7,422)	-	-
Gains on FDIC-assisted transactions	(3,289)	-	(4,303)
Net losses on early extinguishment of debt	558	-	-
Net losses on sales and valuation adjustments of OREO	4,886	9,686	17,113
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	2,695	1,252	(92)
BOLI income	(1,307)	(2,231)	(1,560)
Net pension cost	2,813	3,911	872
Share-based compensation expense	6,004	6,362	5,638
Tax benefit (expense) related to share-based compensation	170	(179)	350
Net (increase) decrease in net deferred tax assets	(29,279)	2,160	(15,057)
Amortization of other intangible assets	3,372	3,802	4,279
Originations and purchases of mortgage loans held-for-sale	-	-	(7,612)
Proceeds from sales of mortgage loans held-for-sale	-	236	8,531
Net decrease (increase) in trading account securities	307	813	(1,046)
Net decrease in accrued interest receivable	2,409	127	3,195
Net decrease in accrued interest payable	(1,135)	(633)	(1,531)
Net decrease in other assets	7,708	7,674	31,130
Net increase (decrease) in other liabilities	10,108	(1,903)	14,412

Net cash provided by operating activities	169,824	167,121	193,569

Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	362,481	271,511	257,934
Proceeds from sales of securities available-for-sale	153,668	188,556	390,217
Purchases of securities available-for-sale	(588,429)	(391,282)	(375,342)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	66,215	83,113	70,194
Purchases of securities held-to-maturity	(48,999)	(62,251)	(62,326)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	11,918	3,151	(2,301)
Proceeds from sales of loans held-for-sale	98,670	-	-
Net increase in loans	(276,818)	(14,297)	(23,957)
Proceeds from claims on BOLI, net of purchases	1,137	2,588	1,878
Proceeds from sales of OREO	50,566	37,731	56,480
Proceeds from sales of premises, furniture, and equipment	6,768	5,542	354
Purchases of premises, furniture, and equipment	(8,764)	(11,018)	(22,265)
Proceeds received from the FDIC in FDIC-assisted transactions	21,996	-	41,542
Other net cash proceeds received in FDIC-assisted transactions	4,984	-	80,787

Net cash (used in) provided by investing activities	(144,607)	113,344	413,195

Financing Activities
Net cash proceeds received in acquisition of deposits	-	106,499	-
Net increase (decrease) in deposit accounts	120,362	(139,037)	80,076
Net decrease in borrowed funds	(29,343)	(98,603)	(411,466)
(Payments for the retirement) proceeds from the issuance of subordinated debt	(37,033)	114,387	-
Redemption of preferred stock and related common stock warrant	-	(193,910)	-
Proceeds from the issuance of common stock	-	-	196,035
Cash dividends paid	(2,977)	(12,838)	(12,422)
Restricted stock activity	(1,469)	(1,256)	(401)
Excess tax (expense) benefit related to share-based compensation	(21)	47	(189)

Net cash provided by (used in) financing activities	49,519	(224,711)	(148,367)

Net increase in cash and cash equivalents	74,736	55,754	458,397
Cash and cash equivalents at beginning of year	641,530	585,776	127,379

Cash and cash equivalents at end of year	$716,266	$641,530	$585,776

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily in the suburban metropolitan Chicago area, as well as central and western Illinois and eastern Iowa. The Company operates three wholly owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst manages a portion of the Company's non-performing assets. Parasol serves in an advisory capacity to certain wealth management accounts with the Bank. For your reference, a glossary of certain terms is presented on pages 3 and 4 of this Form 10-K.

The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services, including lending, depository, wealth management, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

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

Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

The following is a summary of the Company's significant accounting policies.

Business Combinations – Business combinations are accounted for under the purchase method of accounting. Net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition, with any excess of the cost over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management defines cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, if any, such as federal funds sold and securities purchased under agreements to resell.

Securities – Securities are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

Securities Held-to-Maturity – Securities classified as held-to-maturity are securities for which management has the positive intent and ability to hold to maturity. These securities are stated at cost and adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities using the effective interest method.

Trading Account Securities – The Company's trading securities consist of diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. The accounts of the grantor trust are consolidated with the accounts of the Company in its consolidated financial statements. Trading securities are reported at fair value. Net trading gains (losses) represent changes in the fair value of the trading securities portfolio and are included in other noninterest income in the Consolidated Statements of Income. The corresponding deferred compensation obligation is also reported at fair value with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the grantor trust, the Company does not carry any securities for trading purposes.

Securities Available-for-Sale – All other securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using the effective interest method. Amortization of premiums and accretion of discounts are included in interest income.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities (losses) gains in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment; (ii) the financial condition and near-term prospects of the issuer, which considers external credit ratings and recent downgrades for debt securities; (iii) its intent to hold the security for a period of time sufficient for a recovery in value; and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities (losses) gains in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is comprised of the amount of the credit loss, which is recognized through income as a realized loss, and the amount related to other factors, which is recognized in other comprehensive (loss) income.

Loans – Loans held-for-investment are loans that the Company intends to hold until they are paid in full and are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the related loans or commitments as a yield adjustment and included in interest income. Fees related to standby letters of credit are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition.

Purchased Impaired Loans – Purchased impaired loans are recorded at their estimated fair values on their respective purchase dates and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the fair value of purchased impaired loans at acquisition date and in subsequent periods, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for covered loan losses or establishing an allowance for covered loan losses.

Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan and covered loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest due.

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded if the net realizable value of the underlying collateral can be quantified and it is less than the associated principal and interest outstanding. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans, are generally charged-off no later than the end of the month in which the loan becomes 120 days past due.

Generally, purchased impaired loans are considered accruing loans unless reasonable estimates of the timing and amount of future cash flows cannot be determined. Loans without reasonable cash flow estimates are classified as non-accrual loans, and interest income is not recognized on those loans until the timing and amount of the future cash flows can be reasonably determined.

Troubled Debt Restructurings ("TDRs") – A restructuring is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession that it would not otherwise consider, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity date. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in payments. The Company's TDRs are determined on a case-by-case basis.

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower's current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. However, in accordance with industry regulation, these restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.

Impaired Loans – Impaired loans consist of corporate non-accrual loans and TDRs.

With the exception of accruing TDRs, a loan is considered impaired when it is probable that the Company will not collect all contractual principal and interest based on current information and events. Impaired loans are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. After a loan is designated as impaired, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured.

Certain impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of collateral-dependent loans is based on the fair value of the underlying collateral, less costs to sell. The value of other loans is measured using the present value of expected future cash flows discounted at the loan's initial effective interest rate. All impaired loans are included in non-performing assets. Purchased impaired loans are not reported as impaired loans provided that estimates of the timing and amount of future cash flows can be reasonably determined.

90-Days Past Due Loans – 90-days or more past due loans are loans with principal or interest payments three months or more past due. The Company continues to accrue interest on past due loans if it determines those loans are sufficiently collateralized and in the process of collection within a reasonable time period.

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

Loans deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including net charge-off levels, loan growth, changes in the composition of the loan portfolio, and the Company's assessment of the allowance for loan and covered loan losses based on the methodology discussed below.

Allowance for Loan Losses – The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment exceeds the value, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors. The allowance for loan losses includes an allowance for covered open-end consumer loans that are not categorized as purchased impaired loans.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount. If the value of an impaired loan is less than the recorded book value, the Company either establishes a valuation allowance (i.e., a specific reserve) equal to the excess of the book value over the value of the loan as a component of the allowance for loan losses or charges off the amount if it is a confirmed loss.

The component of the allowance for loan losses based on a loss migration analysis examines actual loss experience for a rolling 8-quarter period by loan category and, for corporate loans, the related internal risk rating. The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience. The loss component derived from this migration analysis is then adjusted for management's estimate of losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•
Changes in the composition of the loan portfolio, trends in the volume and terms of loans, and trends in delinquent and non-accrual loans that could indicate that historical trends do not reflect current conditions.
•
Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.
•
Changes in the experience, ability, and depth of credit management and other relevant staff.
•
Changes in the quality of the Company's loan review system and Board of Directors oversight.
•
The existence and effect of any concentration of credit and changes in the level of concentrations, such as market, loan type, or risk rating.
•
Changes in the value of the underlying collateral for collateral-dependent loans.
•
Changes in the national and local economy that affect the collectability of various segments of the portfolio.
•
The effect of other external factors, such as competition and legal and regulatory requirements, on estimated credit losses in the Company's loan portfolio.

Allowance for Covered Loan Losses – During the year ended December 31, 2012, the Company established an allowance for covered loan losses, which reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered impaired loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of cash flows on all of the outstanding covered impaired loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is an expected loss model that estimates future cash flows using a probability of default curve and loss given default estimates.

Reserve for Unfunded Commitments – The Company also maintains a reserve for unfunded commitments, including letters of credit, to provide for the risk of loss inherent in these arrangements. The reserve for unfunded commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

OREO – OREO consists of properties acquired through foreclosure in partial or total satisfaction of defaulted loans. At initial transfer into OREO, properties are recorded at the lower of the recorded investment in the loan(s) for which the property served as collateral or fair value, which represents the current appraised value of the properties, less estimated selling costs. OREO also includes excess properties that the Company no longer intends to utilize. Those properties are transferred to OREO at the lower of their historical cost, less accumulated depreciation, or fair value, which represents the current appraised value of the properties, less selling costs. OREO write-downs occurring at the transfer date are charged against the allowance for loan and covered loan losses. Subsequent to the initial transfer, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, or changes in disposition strategies. These valuation adjustments are included in net OREO expense in the Consolidated Statements of Income along with expenses related to maintenance of the properties.

FDIC Indemnification Asset – The majority of loans and OREO acquired through FDIC-assisted transactions are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets. The FDIC indemnification asset represents the present value of future expected reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses on purchased impaired loans and OREO by the reimbursement rates set forth in the FDIC Agreements.

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in estimated cash flows. Decreases in expected cash flows on the indemnification asset are recorded prospectively through amortization and increases in estimated reimbursements from the FDIC are recognized by an increase in the carrying value of the indemnification asset. Payments from the FDIC for reimbursement of losses are accounted for as a reduction in the FDIC indemnification asset.

Depreciable Assets – Premises, furniture, equipment, and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Gains on dispositions are included in other noninterest income, and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

BOLI – BOLI represents life insurance policies on the lives of certain Company directors and officers for which the Company is the sole owner and beneficiary. These policies are recorded as an asset in the Consolidated Statements of Financial Condition at their cash surrender value ("CSV") or the current amount that could be realized if settled. The change in CSV and insurance proceeds received are included in other noninterest income in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting. Goodwill is not amortized, but is tested annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment.

Impairment testing is performed using a two-step process. Qualitative factors are assessed to determine whether the two-step impairment test is necessary. If, after assessing those factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not necessary. If the Company concludes otherwise, then the first step of the two-step impairment test is performed. In the first step, management compares its estimate of the fair value of a reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of a reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. All of the Company's other intangible assets have finite lives and are amortized over varying periods not exceeding 13 years.

These intangible assets are reviewed at least annually to determine whether there were any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of the gain or loss on the sale of the disposed assets.

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

On the date the Company enters into a derivative contract, the derivative is designated as a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, including its risk management objective and strategy for undertaking each hedge transaction.

At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized into earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. If the forecasted transaction is no longer probable, the gain or loss is included in earnings immediately.

For effective fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss. The unrealized gain or loss is reclassified into earnings in the same period the hedged transaction affects earnings.

The Company uses the dollar-offset method to measure ineffectiveness for its derivatives. Ineffectiveness is calculated based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument. For all types of hedges, any ineffectiveness in the hedging relationship is recognized in earnings during the period the ineffectiveness occurs.

Comprehensive (Loss) Income – Comprehensive (loss) income is the total of reported net (loss) income and other comprehensive (loss) income ("OCI"). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated under cash flow hedges (when applicable), and (iii) changes in unrecognized net pension costs related to the Company's pension plan.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders' equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the "last in, first out" inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Share-Based Compensation – The Company accounts for share-based compensation using the modified prospective transition method and recognizes share-based compensation expense based on the estimated fair value of the option or award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.

Advertising Costs – All advertising costs incurred by the Company are expensed in the period in which they are incurred and included as a separate component of noninterest expense in the Consolidated Statements of Income.

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

Earnings per Common Share ("EPS") – Basic EPS is computed by dividing net loss (income) applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net loss (income) applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's potential common shares include shares issuable under its long-term incentive compensation plans and under common stock warrants, when applicable. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Segment Disclosures – An operating segment is a component of a business that (i) engages in business activities to earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity's chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance; and (iii) has discrete financial information. The Company's chief operating decision maker evaluates the operations of the Company as one operating segment (commercial banking) for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required.

2.     RECENT EVENTS

Bulk Loan Sales

During the third quarter of 2012, the Company identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales of $172.5 million in original carrying value were completed in the fourth quarter of 2012, resulting in proceeds of $94.5 million and a gain, less commissions and other selling expenses, of $2.6 million. Refer to Note 4, "Loans," for additional information regarding the bulk loan sales.

2012 Acquisition

On August 3, 2012, the Company acquired substantially all of the assets of the former Waukegan Savings Bank ("Waukegan Savings") in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to a loss sharing agreement with the FDIC and are presented in the following table. The transaction also included $72.7 million in deposits, which were comprised of $41.5 million in transactional deposits and $31.2 million in time deposits. As a result of the transaction, the Company recorded $781,000 in core deposit intangibles.

Purchased Loans by Portfolio Segment
(Dollar amounts in thousands)

	Acquired with Deteriorated Credit Quality (1)	Other Loans Acquired	Total
Commercial and industrial	$1,968	$6,694	$8,662
Other commercial real estate	5,393	560	5,953
Consumer	12,972	18,736	31,708

Total purchased loans	$20,333	$25,990	$46,323

  (1)
  The accretable yield as of December 31, 2012 totaled $6.7 million.

2011 Acquisition

In December 2011, the Company completed the purchase of certain Chicago-market deposits. The transaction included $106.7 million in deposits (comprised of $70.6 million in transactional deposits and $36.1 in time deposits) and one banking facility located in the market in which the Company operates. As a result of the transaction, the Company recorded $1.4 million in core deposit intangibles and a net gain of $1.1 million.

Gains realized on the above transactions are included in other income in the Consolidated Statements of Income.

Adopted Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"): In April of 2011, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value to be consistent with IFRS. In addition, the guidance expands certain disclosure requirements relating to fair value measurements. Specifically, the new guidance requires (i) quantitative information on significant unobservable inputs, (ii) a description of a Company's valuation processes, (iii) a narrative description of the sensitivity of recurring Level 3 measurements to unobservable inputs, and (iv) the level in the fair value hierarchy of assets and liabilities that are not carried at fair value, but are required to be disclosed at fair value in the footnotes. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The new disclosures are included in Note 22, "Fair Value." The adoption of this guidance on January 1, 2012 did not impact the Company's financial condition, results of operations, or liquidity.

Reconsideration of Effective Control for Repurchase Agreements:    In April of 2011, the FASB issued guidance that amends the accounting for repurchase agreements and other similar agreements that both entitle and obligate a transferor to redeem financial assets before maturity. The guidance modifies the criteria for determining when these transactions would be recorded as financing agreements instead of purchase or sale agreements with a commitment to resell. This guidance is applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not materially impact the Company's financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment:    In September of 2011, the FASB issued guidance that gives an entity the option to first assess qualitative factors to determine whether the two-step impairment test is necessary. If, after assessing those factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company's process for goodwill impairment testing or its financial condition, results of operation, or liquidity.

Business Combinations – Indemnification Assets:    In October of 2012, the FASB issued guidance to resolve the current diversity in practice for the subsequent measurement of an indemnification asset recognized in a government-assisted transaction that includes a loss-sharing agreement. The amendment clarifies that an indemnification asset should be measured on the same basis as the indemnified asset or liability, subject to any contractual limitations on its amount, or management's assessment of collectability for an indemnification asset that is not measured at fair value. This guidance does not affect the recognition or initial measurement of an indemnification asset. The amendments are to be applied prospectively to any new indemnification assets acquired beginning on or after December 15, 2012. Early adoption is permitted. The Company's accounting policies related to its FDIC indemnification asset are consistent with the new requirements. Therefore, management elected to adopt the guidance in the fourth quarter of 2012, and the adoption did not have a material impact on the Company's financial condition, results of operation, or liquidity.

Recently Issued Accounting Guidance

Balance Sheet – Disclosures about Offsetting Assets and Liabilities:    In December of 2011, the FASB issued guidance on the presentation of offsetting assets and liabilities on the balance sheet, which was further clarified in January 2013. This guidance requires an entity to disclose both the gross information and net information regarding instruments and transactions eligible for offset, such as derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. The statement is effective for annual and interim periods beginning on or after January 1, 2013, and management does not expect the adoption to materially impact the Company's financial condition, results of operations, or liquidity.

Technical Corrections and Improvements:    In October of 2012, the FASB issued guidance to update the Accounting Standards Codification (the "Codification") on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Although the updates do not introduce any new fair value measurement requirements and are not intended to result in a change in the current application of fair value or fundamentally change other principles of GAAP, they could result in changes to existing practices. Amendments that do not have transition guidance are effective immediately, and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. Management does not anticipate the adoption to materially impact the Company's financial condition, results of operations, or liquidity.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income:    In February of 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component on either the face of the income statement or as a separate disclosure in the notes to the financial statements. The Company currently provides disclosures related to amounts reclassified out of accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income. This guidance will be effective for fiscal periods beginning after December 15, 2012. Early adoption is permitted. Since this guidance only impacts the placement of certain disclosures in the financial statements, management does not anticipate the adoption to impact the Company's financial condition, results of operations, or liquidity.

3.     SECURITIES

A summary of the Company's securities portfolio by category is presented in the following table.

Securities Portfolio
(Dollar amounts in thousands)

	December 31,
	2012				2011
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$508	$-	$-	$508	$5,060	$-	$(25)	$5,035
Collateralized mortgage obligations ("CMOs")	397,146	3,752	(515)	400,383	383,828	2,622	(2,346)	384,104
Other mortgage-backed securities ("MBSs")	117,785	5,183	(68)	122,900	81,982	5,732	(23)	87,691
Municipal securities	495,906	24,623	(486)	520,043	464,282	26,155	(366)	490,071
Trust preferred collateralized debt obligations ("CDOs")	46,533	-	(34,404)	12,129	48,759	-	(35,365)	13,394
Corporate debt securities	13,006	2,333	-	15,339	27,511	2,514	(11)	30,014
Equity securities:
Hedge fund investment	1,231	385	-	1,616	1,231	385	-	1,616
Other equity securities	8,459	1,026	-	9,485	958	123	-	1,081

Total equity securities	9,690	1,411	-	11,101	2,189	508	-	2,697

Total	$1,080,574	$37,302	$(35,473)	$1,082,403	$1,013,611	$37,531	$(38,136)	$1,013,006

Securities Held-to-Maturity
Municipal securities	$34,295	$1,728	$-	$36,023	$60,458	$1,019	$-	$61,477

Trading Securities				$14,162				$14,469

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$18,938	$18,668	$5,314	$5,582
After one year to five years	376,898	371,519	9,803	10,297
After five years to ten years	86,847	85,608	6,213	6,526
After ten years	73,270	72,224	12,965	13,618
Securities that do not have a single maturity date	524,621	534,384	-	-

Total	$1,080,574	$1,082,403	$34,295	$36,023

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $675.3 million at December 31, 2012 and $592.7 million at December 31, 2011. No securities held-to-maturity were pledged as of December 31, 2012 or 2011.

Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2012 or 2011.

Securities (Losses) Gains
(Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Proceeds from sales	$153,668	$188,556	$390,217
Gains (losses) on sales of securities:
Gross realized gains	$3,045	$4,103	$18,444
Gross realized losses	(297)	(757)	(1,311)

Net realized gains on securities sales	2,748	3,346	17,133

Non-cash impairment charges:
Other-than-temporary securities impairment	(3,728)	(1,464)	(5,364)
Portion of OTTI recognized in other comprehensive (loss) income	59	528	447

Net non-cash impairment charges	(3,669)	(936)	(4,917)

Net realized (losses) gains	$(921)	$2,410	$12,216

Income tax (benefit) expense on net realized (losses) gains	$(377)	$986	$4,764
Net trading gains (losses) (1)	$1,627	$(691)	$1,530
Net non-cash impairment charges:
CDOs	$2,226	$936	$4,664
CMOs	1,443	-	86
Equity securities	-	-	167

Total	$3,669	$936	$4,917

  (1)
  All net trading gains (losses) relate to trading securities still held as of December 31, 2012 and 2011.

Accounting guidance requires that the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive (loss) income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate and compared to the fair values computed by discounting future projected cash flows at the London Interbank Offered Rate ("LIBOR") plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Years Ended December 31,
Number	2012	2011	2010	2009	2008	Total
1	$-	$-	$-	$8,474	$1,886	$10,360
2	1,534	525	794	6,549	-	9,402
3	692	411	142	1,017	-	2,262
4	-	-	684	394	-	1,078
5	-	-	2,801	5,769	-	8,570
6	-	-	243	-	-	243
7	-	-	-	2,306	4,444	6,750

	$2,226	$936	$4,664	$24,509	$6,330	$38,665

The following table summarizes changes in the amount of credit losses recognized in earnings on the Company's available-for-sale debt securities for which a portion of OTTI was recognized in other comprehensive (loss) income.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cumulative amount recognized at the beginning of the year	$36,525	$35,589	$30,839
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	2,278	936	4,421
Losses recognized on securities that did not previously have credit losses	1,391	-	329
Reduction for securities sold during the year	(1,391)	-	-

Cumulative amount recognized at the end of the year	$38,803	$36,525	$35,589

  (1)
  Included in net securities (losses) gains in the Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2012 and 2011.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2012
CMOs	19	$102,939	$421	$12,796	$94	$115,735	$515
Other MBSs	6	7,210	55	176	13	7,386	68
Municipal securities	49	28,903	459	1,238	27	30,141	486
CDOs	6	-	-	12,129	34,404	12,129	34,404

Total	80	$139,052	$935	$26,339	$34,538	$165,391	$35,473

As of December 31, 2011
U.S. agency securities	2	$-	$-	$5,035	$25	$5,035	$25
CMOs	30	163,819	1,818	12,628	528	176,447	2,346
Other MBSs	4	182	17	1,072	6	1,254	23
Municipal securities	19	934	2	7,857	364	8,791	366
CDOs	6	-	-	13,394	35,365	13,394	35,365
Corporate debt securities	1	2,157	11	-	-	2,157	11

Total	62	$167,092	$1,848	$39,986	$36,288	$207,078	$38,136

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any remaining individual unrealized loss as of December 31, 2012 represents an OTTI. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

The unrealized losses on CDOs as of December 31, 2012 reflect the market's unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe any remaining unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost bases, which may be at maturity. As of December 31, 2012, the portion of OTTI recognized in accumulated other comprehensive loss (i.e., not related to credit deterioration) totaled $34.4 million.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally, fair value determinations are based on several factors regarding current market and economic conditions related to these securities and the underlying collateral. For these reasons and due to the illiquidity in the secondary market for the CDOs, the Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 22, "Fair Value."

4.   LOANS

Loans Held-for-Investment

Loans that the Company intends to hold until they are paid in full or mature are classified as loans held-for-investment. The following table presents the Company's loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	December 31,
	2012	2011
Commercial and industrial	$1,631,474	$1,458,446
Agricultural	268,618	243,776
Commercial real estate:
Office, retail, and industrial	1,333,191	1,299,082
Multi-family	285,481	288,336
Residential construction	61,462	105,836
Commercial construction	124,954	144,909
Other commercial real estate	773,121	888,146

Total commercial real estate	2,578,209	2,726,309

Total corporate loans	4,478,301	4,428,531

Home equity	390,033	416,194
1-4 family mortgages	282,948	201,099
Installment loans	38,394	42,289

Total consumer loans	711,375	659,582

Total loans, excluding covered loans	5,189,676	5,088,113
Covered loans (1)	197,894	260,502

Total loans	$5,387,570	$5,348,615

Deferred loan fees included in total loans	$5,941	$7,828
Overdrawn demand deposits included in total loans	$4,451	$2,850
  (1)
  For information on covered loans, refer to Note 5, "Covered Assets."

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay its obligation as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually include a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

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

Consumer loans are centrally underwritten utilizing a credit score developed by the Fair Isaac Corporation that is used by many mortgage lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, including loan-to-value and affordability ratios, and risk-based pricing strategies.

Book Value of Loans Pledged
(Dollar amounts in thousands)

	December 31,
	2012	2011
Loans pledged to secure:
FHLB advances	$721,141	$694,944
Federal term auction facilities	2,097,021	1,971,801

Total	$2,818,162	$2,666,745

Loan Sales

The following table presents loan sales for the years ended December 31, 2012, 2011, and 2010.

Loan Sales
(Dollar amounts in thousands)

	Proceeds/ Fair Value	Book Value	Charge- offs (1)	Net Gains on Sales (2)
Loan sales in 2012
Bulk loan sales	$94,470	$169,577	$(80,260)	$5,153
Mortgage loan sales	52,595	50,326	-	2,269
Other non-performing loan sales	4,200	6,587	(2,387)	-

Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

Loan sales in 2011
Non-accrual loan sales	$12,362	$17,087	$(4,725)	$-

Loan sales in 2010
Non-accrual loan sales	$12,540	$19,088	$(6,548)	$-
Potential problem loan sales	4,000	11,138	(7,138)	-

Total loan sales in 2010	$16,540	$30,226	$(13,686)	$-

  (1)
  Amount represents charge-offs to the allowance for loan losses at the time the loans were identified for sale.
  (2)
  The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.

  Bulk Loan Sales

During the third quarter of 2012, the Company identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales.

The Company determined that the loans met the held-for-sale criteria at September 30, 2012, and transferred them into the held-for-sale category at the lower of the recorded investment in the loan or the estimated fair value of the loan, which resulted in charge-offs to the allowance for loan and covered loan losses. The fair value was determined by the estimated bid price of a potential sale.

The bulk loan sales were completed in the fourth quarter of 2012, and net gains realized on the sales are included as a separate component of noninterest income in the Consolidated Statements of Income. The Company had no loans held-for-sale as of December 31, 2012.

Loans Sold in Bulk Loan Sales During the Year Ended December 31, 2012
(Dollar amounts in thousands)

	Carrying Amount of Loans Prior to Transfer to Held-for-Sale
							Loans Returned to Held-for- Investment
	Pass	Potential Problem (1)	Non-accrual	Total	Charge-offs at Date of Transfer	Net Payments Received		Proceeds From Sales	(Losses) Gains on Sales
Commercial and industrial	$2,868	$23,858	$21,819	$48,545	$22,508	$1,189	$131	$19,705	$(5,012)
Agricultural	-	7,411	1,308	8,719	4,356	(3)	2	3,605	(759)
Commercial real estate:
Office, retail, and industrial	4,272	24,975	20,653	49,900	23,696	360	195	35,488	9,839
Multi-family	-	2,380	1,829	4,209	1,859	166	-	3,151	967
Residential construction	-	8,066	6,900	14,966	5,690	750	-	7,387	(1,139)
Commercial construction	-	2,032	2,026	4,058	1,850	-	-	1,687	(521)
Other commercial real estate	855	29,602	9,903	40,360	19,438	(20)	129	22,464	1,651

Total commercial real estate	5,127	67,055	41,311	113,493	52,533	1,256	324	70,177	10,797

Home equity	1,500	-	57	1,557	773	(4)	-	829	41
1-4 family mortgages	160	-	-	160	90	2	-	154	86

Total consumer loans	1,660	-	57	1,717	863	(2)	-	983	127

Total loans sold in bulk loan sales	$9,655	$98,324	$64,495	$172,474	$80,260	$2,440	$457	$94,470	5,153

  (1)
  Potential problem loans include loans categorized as substandard or special mention. These loans exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects at some future date. The loans continued to accrue interest because they were well secured and collection of principal and interest was expected within a reasonable time.

  Mortgage Loan Sales

During the year ended December 31, 2012, the Company sold $50.3 million in mortgage loans, resulting in a gain of $2.3 million, which is included in other service charges, commissions, and fees in the Consolidated Statements of Income. The Company retained servicing responsibilities for the mortgages and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also retained recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 20, "Commitments, Guarantees, and Contingent Liabilities."

Mortgage Servicing Rights

The Company services mortgage loans owned by third parties and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition.

The Company records its mortgage servicing rights at fair value and includes them in other assets in the Consolidated Statements of Financial Condition.

A rollforward of the carrying value of mortgage servicing rights for the three years ended December 31, 2012 is presented in the following table.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$929	$942	$1,238
New servicing assets	347	-	-
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(72)	179	(28)
Other changes in fair value (3)	(219)	(192)	(268)

Balance at the end of the year	$985	$929	$942

Contractual servicing fees earned during the year (1)	$209	$235	$301
Total amount of loans being serviced for the benefit of others, at the end of the year	$109,730	$78,594	$114,720
  (1)
  Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the year.
  (2)
  Principally reflects changes in prepayment speed assumptions.
  (3)
  Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

5.    COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets and assumed the deposits of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in these transactions are covered by the FDIC Agreements, under which the FDIC will reimburse the Company for the majority of the losses and eligible expenses related to these assets.

Total covered assets as of December 31, 2012 and 2011 were as follows.

Covered Assets
(Dollar amounts in thousands)

	December 31,
	2012	2011
Home equity lines (1)	$43,132	$45,451
Covered purchased impaired loans	126,673	178,025
Other covered loans (2)	28,089	37,026

Total covered loans	197,894	260,502
Covered OREO	13,123	23,455
FDIC indemnification asset	37,051	65,609

Total covered assets	$248,068	$349,566

Covered non-accrual loans	$14,182	$19,879
Covered loans past due 90 days or more and still accruing interest	$31,447	$43,347
  (1)
  These loans are open-end consumer loans that are not categorized as purchased impaired loans.
  (2)
  These are loans that did not have evidence of credit deterioration on the date of acquisition.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. An allowance for loan and covered loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans ("purchased impaired loans") had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration included such factors as past due and non-accrual status. Other key considerations and indicators included the past performance of the troubled institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. The significant accounting policies related to purchased impaired loans and the related FDIC indemnification assets are presented in Note 1, "Summary of Significant Accounting Policies."

Past due covered loans in the table above are past due based on contractual terms, but continue to perform in accordance with the Company's expectations of cash flows. Interest income is recognized on purchased impaired loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company is in compliance with those requirements as of December 31, 2012.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$65,609	$95,899	$67,945
Additions	-	-	58,868
Amortization	(14,098)	(11,495)	(4,596)
Expected reimbursements from the FDIC for changes in expected credit losses (1)	3,338	39,096	30,982
Payments received from the FDIC	(17,798)	(57,891)	(57,300)

Balance at the end of the year	$37,051	$65,609	$95,899

  (1)
  The increases in the indemnification asset were a result of decreases in estimated cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for covered purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$52,147	$63,616	$9,298
Additions	-	-	41,592
Accretion	(20,098)	(36,827)	(24,804)
Net reclassifications from non-accretable difference (1)	12,759	25,358	37,530

Balance at the end of the year	$44,808	$52,147	$63,616

  (1)
  Amount represents an increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.   PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company's past due loans as of December 31, 2012 and 2011. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
December 31, 2012
Commercial and industrial	$1,614,167	$4,883	$12,424	$17,307	$1,631,474	$25,941	$2,138
Agricultural	267,077	79	1,462	1,541	268,618	1,173	375
Commercial real estate:
Office, retail, and industrial	1,306,526	4,130	22,535	26,665	1,333,191	23,224	823
Multi-family	283,634	761	1,086	1,847	285,481	1,434	153
Residential construction	57,009	-	4,453	4,453	61,462	4,612	-
Commercial construction	124,081	-	873	873	124,954	873	-
Other commercial real estate	755,103	1,053	16,965	18,018	773,121	16,214	1,534

Total commercial real estate	2,526,353	5,944	45,912	51,856	2,578,209	46,357	2,510

Total corporate loans	4,407,597	10,906	59,798	70,704	4,478,301	73,471	5,023

Home equity	376,801	6,482	6,750	13,232	390,033	6,189	1,651
1-4 family mortgages	272,270	4,472	6,206	10,678	282,948	4,874	1,947
Installment loans	35,936	2,390	68	2,458	38,394	-	68

Total consumer loans	685,007	13,344	13,024	26,368	711,375	11,063	3,666

Total loans, excluding covered loans	5,092,604	24,250	72,822	97,072	5,189,676	84,534	8,689
Covered loans	147,462	6,517	43,915	50,432	197,894	14,182	31,447

Total loans	$5,240,066	$30,767	$116,737	$147,504	$5,387,570	$98,716	$40,136

December 31, 2011
Commercial and industrial	$1,415,165	$13,731	$29,550	$43,281	$1,458,446	$44,152	$4,991
Agricultural	242,727	30	1,019	1,049	243,776	1,019	-
Commercial real estate:
Office, retail, and industrial	1,276,920	2,931	19,231	22,162	1,299,082	30,043	1,040
Multi-family	281,943	1,121	5,272	6,393	288,336	6,487	-
Residential construction	87,606	2,164	16,066	18,230	105,836	18,076	-
Commercial construction	129,310	320	15,279	15,599	144,909	23,347	-
Other commercial real estate	849,066	6,372	32,708	39,080	888,146	51,447	1,707

Total commercial real estate	2,624,845	12,908	88,556	101,464	2,726,309	129,400	2,747

Total corporate loans	4,282,737	26,669	119,125	145,794	4,428,531	174,571	7,738

Home equity	402,842	6,112	7,240	13,352	416,194	7,407	1,138
1-4 family mortgages	192,646	3,712	4,741	8,453	201,099	5,322	-
Installment loans	41,288	625	376	1,001	42,289	25	351

Total consumer loans	636,776	10,449	12,357	22,806	659,582	12,754	1,489

Total loans, excluding covered loans	4,919,513	37,118	131,482	168,600	5,088,113	187,325	9,227
Covered loans	195,289	7,853	57,360	65,213	260,502	19,879	43,347

Total loans	$5,114,802	$44,971	$188,842	$233,813	$5,348,615	$207,204	$52,574

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$121,962	$145,072	$144,808
Charge-offs	(182,807)	(111,576)	(155,330)
Recoveries of previous charge-offs	5,605	7,884	8,245

Net charge-offs	(177,202)	(103,692)	(147,085)
Provision for loan and covered loan losses	158,052	80,582	147,349

Balance at the end of the year	$102,812	$121,962	$145,072

Allowance for loan and covered loan losses	$99,446	$119,462	$142,572
Reserve for unfunded commitments	3,366	2,500	2,500

Total allowance for credit losses	$102,812	$121,962	$145,072

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans (1)	Total Allowance
Balance at January 1, 2010	$54,452	$20,164	$4,555	$33,078	$21,084	$11,475	$-	$144,808
Charge-offs	(37,130)	(10,322)	(2,788)	(55,611)	(37,225)	(10,640)	(1,614)	(155,330)
Recoveries of previous charge-offs	5,227	612	363	770	494	740	39	8,245

Net charge-offs	(31,903)	(9,710)	(2,425)	(54,841)	(36,731)	(9,900)	(1,575)	(147,085)
Provision for loan and covered loan losses	26,996	10,304	1,866	49,696	45,516	11,396	1,575	147,349

Balance at December 31, 2010	49,545	20,758	3,996	27,933	29,869	12,971	-	145,072
Charge-offs	(32,750)	(8,193)	(14,584)	(13,895)	(21,712)	(10,531)	(9,911)	(111,576)
Recoveries of previous charge-offs	3,493	79	410	2,830	642	430	-	7,884

Net charge-offs	(29,257)	(8,114)	(14,174)	(11,065)	(21,070)	(10,101)	(9,911)	(103,692)
Provision for loan and covered loan losses	25,729	3,368	15,245	(2,305)	15,672	11,973	10,900	80,582

Balance at December 31, 2011	46,017	16,012	5,067	14,563	24,471	14,843	989	121,962
Charge-offs	(64,668)	(34,968)	(3,361)	(13,888)	(50,397)	(10,910)	(4,615)	(182,807)
Recoveries of previous charge-offs	3,393	577	275	451	125	784	-	5,605

Net charge-offs	(61,275)	(34,391)	(3,086)	(13,437)	(50,272)	(10,126)	(4,615)	(177,202)
Provision for loan and covered loan losses	52,019	29,811	1,594	5,134	44,481	9,325	15,688	158,052

Balance at December 31, 2012	$36,761	$11,432	$3,575	$6,260	$18,680	$14,042	$12,062	$102,812

  (1)
  Information regarding the components of the allowance for covered loan losses is included in the following table titled "Loans and Related Allowance for Credit Losses by Portfolio Segment."

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired with Deteriorated Credit Quality (1)	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired with Deteriorated Credit Quality (1)	Total
December 31, 2012
Commercial, industrial, and agricultural	$23,731	$1,874,464	$1,897	$1,900,092	$9,404	$27,357	$-	$36,761
Commercial real estate:
Office, retail, and industrial	21,736	1,311,455	-	1,333,191	971	10,461	-	11,432
Multi-family	642	284,718	121	285,481	-	3,575	-	3,575
Residential construction	4,040	57,422	-	61,462	-	6,260	-	6,260
Other commercial real estate	16,160	877,749	4,166	898,075	1,247	17,433	-	18,680

Total commercial real estate	42,578	2,531,344	4,287	2,578,209	2,218	37,729	-	39,947

Total corporate loans	66,309	4,405,808	6,184	4,478,301	11,622	65,086	-	76,708
Consumer	-	699,361	12,014	711,375	-	14,042	-	14,042

Total loans, excluding covered loans	66,309	5,105,169	18,198	5,189,676	11,622	79,128	-	90,750
Covered home equity lines (2)	-	43,132	-	43,132	-	928	-	928
Other covered loans	-	-	154,762	154,762	-	-	11,134	11,134

Total covered loans	-	43,132	154,762	197,894	-	928	11,134	12,062

Total loans	$66,309	$5,148,301	$172,960	$5,387,570	$11,622	$80,056	$11,134	$102,812

December 31, 2011
Commercial, industrial, and agricultural	$37,385	$1,664,837	$-	$1,702,222	$14,827	$31,190	$-	$46,017
Commercial real estate:
Office, retail, and industrial	28,216	1,270,866	-	1,299,082	1,507	14,505	-	16,012
Multi-family	5,589	282,747	-	288,336	20	5,047	-	5,067
Residential construction	17,378	88,458	-	105,836	2,502	12,061	-	14,563
Other commercial real estate	70,919	962,136	-	1,033,055	7,239	17,232	-	24,471

Total commercial real estate	122,102	2,604,207	-	2,726,309	11,268	48,845	-	60,113

Total corporate loans	159,487	4,269,044	-	4,428,531	26,095	80,035	-	106,130
Consumer	-	659,582	-	659,582	-	14,843		14,843

Total loans, excluding covered loans	159,487	4,928,626	-	5,088,113	26,095	94,878	-	120,973
Covered loans (2)	-	45,451	-	45,451	-	989	-	989

Total loans included in the calculation of the allowance for credit losses	$159,487	$4,974,077	$-	$5,133,564	$26,095	$95,867	$-	$121,962

  (1)
  As of December 31, 2012, loans acquired with deteriorated credit quality included certain loans from the Waukegan Savings transaction and covered loans, excluding covered home equity lines. An allowance for loan losses was not recorded on the loans from the Waukegan Savings transaction as of December 31, 2012, since the Company did not re-estimate cash flows on these loans following the acquisition due to its proximity to year end. During 2012, the Company established an allowance for covered loan losses, which reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered loans. As of December 31, 2011, there were no loans acquired with deteriorated credit quality included in the calculation of the allowance for credit losses.
  (2)
  These are open-end consumer loans that are not categorized as purchased impaired loans.

Loans Individually Evaluated for Impairment

Corporate non-accrual loans exceeding a fixed dollar amount are individually evaluated for impairment when the internal credit rating is at or below a predetermined classification. The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012 and December 31, 2011. Loans acquired with deteriorated credit quality are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	December 31, 2012				December 31, 2011
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$5,636	$18,095	$39,834	$9,404	$10,801	$26,028	$58,591	$14,827
Agricultural	-	-	-	-	556	-	556	-
Commercial real estate:
Office, retail, and industrial	14,504	7,232	29,631	971	11,897	16,319	33,785	1,507
Multi-family	642	-	2,406	-	5,072	517	11,265	20
Residential construction	4,040	-	10,741	-	9,718	7,660	33,124	2,502
Commercial construction	-	876	1,242	90	19,019	3,790	28,534	758
Other commercial real estate	5,218	10,066	23,907	1,157	26,027	22,083	70,868	6,481

Total commercial real estate	24,404	18,174	67,927	2,218	71,733	50,369	177,576	11,268

Total impaired loans individually evaluated for impairment	$30,040	$36,269	$107,761	$11,622	$83,090	$76,397	$236,723	$26,095

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2012		2011		2010
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$45,101	$94	$44,449	$326	$37,502	$67
Agricultural	1,138	-	1,515	-	2,098	1
Commercial real estate:
Office, retail, and industrial	32,439	2	33,038	81	26,517	-
Multi-family	6,226	-	13,619	44	8,068	-
Residential construction	14,413	1	31,068	69	83,189	119
Commercial construction	16,789	-	31,445	-	28,709	-
Other commercial real estate	35,715	38	17,180	76	17,035	57

Total commercial real estate	105,582	41	126,350	270	163,518	176

Total impaired loans	$151,821	$135	$172,314	$596	$203,118	$244

  (1)
  Recorded using the cash basis of accounting.

TDRs

Loan modifications are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs can be found in Note 1, "Summary of Significant Accounting Policies."

TDRs by Class
(Dollar amounts in thousands)

	As of December 31, 2012			As of December 31, 2011
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$519	$2,545	$3,064	$1,451	$897	$2,348
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	-	2,407	2,407	1,742	-	1,742
Multi-family	-	150	150	11,107	1,758	12,865
Residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	14,006	14,006
Other commercial real estate	5,206	4,649	9,855	227	11,417	11,644

Total commercial real estate	5,206	7,206	12,412	13,076	27,181	40,257

Total corporate loans	5,725	9,751	15,476	14,527	28,078	42,605

Home equity	40	234	274	1,093	471	1,564
1-4 family mortgages	1,102	939	2,041	2,089	1,293	3,382
Installment loans	-	-	-	155	-	155

Total consumer loans	1,142	1,173	2,315	3,337	1,764	5,101

Total loans	$6,867	$10,924	$17,791	$17,864	$29,842	$47,706

  (1)
  These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans that were restructured during the years ended December 31, 2012 and 2011.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year ended December 31, 2012
Commercial and industrial	4	$3,219	$-	$-	$170	$3,049
Office, retail, and industrial	2	2,416	-	-	-	2,416
Other commercial real estate	9	12,062	-	-	652	11,410
Home equity	1	19	-	-	-	19
1-4 family mortgages	4	563	-	4	-	567

Total TDRs restructured in 2012	20	$18,279	$-	$4	$822	$17,461

Year ended December 31, 2011
Commercial and industrial	10	$886	$-	$7	$-	$893
Office, retail, and industrial	3	3,407	293	9	-	3,709
Multi-family	1	14,107	-	-	3,000	11,107
Commercial construction	1	17,508	-	-	-	17,508
Other commercial real estate	1	174	-	74	-	248
Home equity	9	523	-	15	-	538
1-4 family mortgages	11	1,440	-	79	-	1,519
Installment loans	1	151	-	4	-	155

Total TDRs restructured in 2011	37	$38,196	$293	$188	$3,000	$35,677

TDRs are included in the calculation of the allowance for credit losses in the same manner as other impaired loans. TDRs had related specific reserves totaling $2.8 million as of December 31, 2012 and $94,000 as of December 31, 2011.

Accruing TDRs that have payment defaults and do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2012 and 2011 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	-	$-	1	$128
Office, retail, and industrial	2	837	1	397
Other commercial real estate	2	717	-	-
Home equity	-	-	1	83
1-4 family mortgages	1	62	2	331

Total	5	$1,616	5	$939

For TDRs to be removed from TDR status, the loans must (i) have a market rate of interest at the time of restructuring and (ii) be in compliance with the modified loan terms. TDRs that were returned to performing status totaled $16.6 million for the year ended December 31, 2012 and $25.7 million for the year ended December 31, 2011.

There were no commitments to lend additional funds to borrowers with TDRs as of December 31, 2012 or 2011.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, collateral, and other factors. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-Accrual (3)	Total
December 31, 2012
Commercial and industrial	$1,558,932	$37,833	$8,768	$25,941	$1,631,474
Agricultural	267,114	331	-	1,173	268,618
Commercial real estate:
Office, retail, and industrial	1,235,950	57,271	16,746	23,224	1,333,191
Multi-family	282,126	1,921	—	1,434	285,481
Residential construction	33,392	11,870	11,588	4,612	61,462
Commercial construction	95,567	14,340	14,174	873	124,954
Other commercial real estate	712,702	14,056	30,149	16,214	773,121

Total commercial real estate	2,359,737	99,458	72,657	46,357	2,578,209

Total corporate loans	$4,185,783	$137,622	$81,425	$73,471	$4,478,301

December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$44,152	$1,458,446
Agricultural	232,270	10,487	-	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	30,043	1,299,082
Multi-family	275,031	5,803	1,015	6,487	288,336
Residential construction	48,806	27,198	11,756	18,076	105,836
Commercial construction	92,568	23,587	5,407	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	51,447	888,146

Total commercial real estate	2,309,644	208,224	79,041	129,400	2,726,309

Total corporate loans	$3,850,726	$276,577	$126,657	$174,571	$4,428,531

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

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-Accrual	Total
December 31, 2012
Home equity	$383,844	$6,189	$390,033
1-4 family mortgages	278,074	4,874	282,948
Installment loans	38,394	—	38,394

Total consumer loans	$700,312	$11,063	$711,375

December 31, 2011
Home equity	$408,787	$7,407	$416,194
1-4 family mortgages	195,777	5,322	201,099
Installment loans	42,264	25	42,289

Total consumer loans	$646,828	$12,754	$659,582

7.     PREMISES, FURNITURE, AND EQUIPMENT

The following table summarizes the Company's premises, furniture, and equipment by category.

Premises, Furniture, and Equipment
(Dollar amounts in thousands)

		December 31,
	Useful Lives in Years
		2012	2011
Land	N/A	$49,744	$50,895
Premises	25 to 40	143,441	147,065
Furniture and equipment	3 to 10	75,481	72,279

Total cost		268,666	270,239
Accumulated depreciation		(148,738)	(143,195)

Net book value of premises, furniture, and equipment held-for-investment		119,928	127,044
Assets held-for-sale		1,668	7,933

Total premises, furniture, and equipment		$121,596	$134,977

	Years Ended December 31,
	2012	2011	2010
Depreciation expense on premises, furniture, and equipment	$10,874	$10,995	$11,397
Valuation adjustments on excess properties and assets held-for-sale	2,597	1,111	-

Operating Leases

As of December 31, 2012, the Company was obligated under certain non-cancelable operating leases for premises and equipment, which expire at various dates through the year ended December 31, 2024. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum rental payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012.

Operating Leases
(Dollar amounts in thousands)

Total
Year ending December 31,
2013	$3,826
2014	2,523
2015	2,297
2016	2,268
2017	1,849
2018 and thereafter	3,754

Total minimum lease payments	$16,517

	Years Ended December 31,
	2012	2011	2010
Rental expense charged to operations (1)	$3,379	$4,193	$3,244
Rental income from premises leased to others (2)	$931	$1,136	$1,144
  (1)
  Includes amounts paid under short-term cancelable leases and included in net occupancy and equipment expense in the Consolidated Statements of Income.
  (2)
  Included as a reduction to net occupancy and equipment expense in the Consolidated Statements of Income.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents changes in the carrying amount of goodwill for the three-year period ended December 31, 2012.

Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

Balance at January 1, 2010	$262,886
Goodwill acquired through FDIC-assisted transaction	7,941

Balance at December 31, 2010	270,827
Adjustment to goodwill recorded in 2010 (1)	(5,350)

Adjusted balance at January 1, 2011	265,477
2011 activity	-

Balance at December 31, 2011	265,477
2012 activity	-

Balance at December 31, 2012	$265,477

  (1)
  Goodwill was adjusted based on additional information received in 2011 relating to the acquisition date value of certain assets and liabilities.

The Company's annual goodwill impairment test was performed as of October 1, 2012. It was determined that no impairment existed as of that date. For a discussion of the accounting policies for goodwill and other intangible assets, refer to Note 1, Summary of Significant Accounting Policies."

The Company's other intangible assets are core deposit premiums, which are being amortized over their estimated useful lives. The Company's annual impairment testing was performed as of November 30, 2012 by comparing the carrying value of intangibles with our anticipated discounted future cash flows, and it was determined that no impairment existed as of that date.

Core Deposit Intangibles
(Dollar amounts in thousands)

	Years Ended December 31,
	2012			2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Balance at the beginning of the year	$34,318	$16,145	$18,173	$42,832	$22,276	$20,556	$36,591	$17,998	$18,593
Additions	781	-	781	1,419	-	1,419	6,242	-	6,242
Amortization expense	-	3,372	(3,372)	-	3,802	(3,802)	-	4,279	(4,279)
Fully amortized assets	(1,324)	(1,324)	-	(9,933)	(9,933)	-	(1)	(1)	-

Balance at the end of the year	$33,775	$18,193	$15,582	$34,318	$16,145	$18,173	$42,832	$22,276	$20,556

Weighted-average remaining life (in years)			6.4			6.9			7.3
Estimated useful lives (in years)			3.3 to 12.8			3.3 to 12.6			3.3 to 12.6

Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year ending December 31,
2013	$3,278
2014	2,689
2015	2,500
2016	2,424
2017	1,643
2018 and thereafter	3,048

Total	$15,582

9.     DEPOSITS

The following table presents the Company's deposits by type of account.

Summary of Deposits
(Dollar amounts in thousands)

	December 31,
	2012	2011
Demand deposits	$1,762,903	$1,593,773
Savings deposits	1,092,545	970,016
NOW accounts	1,160,680	1,057,887
Money market deposits	1,256,179	1,198,382
Time deposits less than $100,000	963,850	1,126,462
Time deposits of $100,000 or more	436,098	532,655

Total deposits	$6,672,255	$6,479,175

The following tables provide maturity information related to the Company's time deposits.

Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year ending December 31,
2013	$921,508
2014	208,806
2015	165,512
2016	54,868
2017	48,861
2018 and thereafter	393

Total	$1,399,948

Maturities of Time Deposits of $100,000 or More
(Dollar amounts in thousands)

Total
Maturing within 3 months	$94,652
Maturing after 3 months but within 6 months	74,025
Maturing after 6 months but within 12 months	95,137
Maturing after 12 months	172,284

Total	$436,098

10.   BORROWED FUNDS

The following table summarizes the Company's borrowed funds by funding source.

Summary of Borrowed Funds
(Dollar amounts in thousands)

	December 31,
	2012	2011
Securities sold under agreements to repurchase	$71,403	$92,871
FHLB advances	114,581	112,500

Total borrowed funds	$185,984	$205,371

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date. They are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Department of the Treasury ("Treasury") and U.S. agency securities and are held in third party pledge accounts if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2012, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. At December 31, 2012, all advances from the FHLB have a fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances
(Dollar amounts in thousands)

	December 31, 2012		December 31, 2011
Maturity Date	Advance Amount	Rate (%)	Advance Amount	Rate (%)
December 4, 2012	$-	-	$37,500	1.70
December 4, 2013	-	-	25,000	2.28
December 18, 2013	-	-	50,000	2.37
January 21, 2014	37,500	1.15	-	-
January 20, 2015	25,000	1.94	-	-
January 20, 2015	50,000	2.02	-	-
August 20, 2015	2,081	1.92	-	-

	$114,581	1.72	$112,500	2.13

Unused Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	December 31,
	2012	2011
Available federal funds lines (1)	$500,600	$528,000
Federal Reserve Bank's Discount Window primary credit program	1,625,826	1,460,313
  (1)
  Subject to the liquidity position of other banks.

None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.

11.   SENIOR AND SUBORDINATED DEBT

The following table presents the Company's senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)

	December 31,
	2012	2011
5.875% senior notes due in 2016
Principal amount	$115,000	$115,000
Discount	(477)	(600)

Total senior notes due in 2016	114,523	114,400

5.85% subordinated notes due in 2016
Principal amount	38,500	50,500
Discount	(14)	(24)

Total subordinated notes due in 2016	38,486	50,476

6.95% junior subordinated debentures due in 2033
Principal amount	61,820	87,351
Discount	(50)	(74)

Total junior subordinated debentures	61,770	87,277

Total senior and subordinated debt	$214,779	$252,153

Debt Issuance

In November of 2011, the Company issued $115.0 million of 5-year senior notes at a discount with a fixed coupon interest rate of 5.875% per annum, payable semi-annually. The notes are redeemable prior to maturity only at the Company's option and are unsecured, senior obligations of the Company. The proceeds were primarily used to fund the redemption of preferred stock, which is described in Note 12, "Material Transactions Affecting Stockholders' Equity." The notes contain provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company's debt were to fall below that credit rating, the interest rate would increase.

Debt Retirement

During the first quarter of 2012, the Company repurchased and retired $21.1 million of junior subordinated debentures at a discount of 2.25%, resulting in the recognition of a pre-tax gain of $256,000. During the fourth quarter of 2012, the Company repurchased and retired $4.3 million of junior subordinated debentures at a premium of 3.0% and $12.0 million of subordinated notes at a premium of 5.0%. These transactions resulted in the recognition of a pre-tax loss of $814,000. Net pre-tax losses for these transactions totaled $558,000 and are included in other noninterest income in the Consolidated Statements of Income.

12.   MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Redemption of Preferred Shares

In response to the financial crises affecting the financial markets and the banking system in 2008, the Treasury announced several initiatives under the Troubled Asset Relief Program ("TARP") intended to help stabilize the banking industry. As part of this program, the Company issued to the Treasury a total of 193,000 preferred shares and a warrant to purchase up to 1,305,230 shares of the Company's common stock in exchange for $193.0 million in cash.

In November of 2011, the Company redeemed all of the $193.0 million of preferred shares issued to the Treasury. The redemption was funded through a combination of existing liquid assets and the proceeds from the senior debt issuance described in Note 11, "Senior and Subordinated Debt." In December of 2011, the Company redeemed the Treasury's common stock warrant for $900,000, which concluded the Company's participation in the TARP.

The Company paid total dividends to the Treasury of $8.7 million in 2011 and $9.7 million in 2010.

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

Shares Issued and Outstanding

	December 31,
	2012	2011
Shares issued	85,787,354	85,787,354
Shares outstanding	74,840,228	74,435,004

Quarterly Dividend on Common Shares

The Board of Directors of First Midwest Bancorp, Inc. ("the Board") declared quarterly stock dividends of $0.01 per share for the past sixteen quarters.

There were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2012.

13.   EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted (loss) earnings per share.

Basic and Diluted (Loss) Earnings per Common Share
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(21,054)	$36,563	$(9,684)
Preferred dividends	-	(8,658)	(9,650)
Accretion on preferred stock (1)	-	(2,118)	(649)
Net loss (income) applicable to non-vested restricted shares	306	(350)	266

Net (loss) income applicable to common shares	$(20,748)	$25,437	$(19,717)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,665	73,289	72,422
Dilutive effect of common stock equivalents	1	-	-

Weighted-average diluted common shares outstanding	73,666	73,289	72,422

Basic (loss) earnings per common share	$(0.28)	$0.35	$(0.27)
Diluted (loss) earnings per common share	$(0.28)	$0.35	$(0.27)
Anti-dilutive shares not included in the computation of diluted earnings per common share (2)	1,759	3,511	3,823
  (1)
  Includes $1.5 million in accelerated amortization related to the redemption of preferred stock during the year ended December 31, 2011.
  (2)
  Represents outstanding stock options (and a common stock warrant during the years ended December 31, 2011 and 2010) for which the exercise price is greater than the average market price of the Company's common stock.

14.   INCOME TAXES

Components of Income Tax (Benefit) Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Current income tax (benefit) expense:
Federal	$-	$1,929	$(14,926)
State	1	419	1,439

Total	1	2,348	(13,487)

Deferred income tax (benefit) expense:
Federal	(23,728)	1,605	(8,895)
State	(5,155)	555	(6,162)

Total	(28,883)	2,160	(15,057)

Total income (benefit) expense	$(28,882)	$4,508	$(28,544)

Federal income tax (benefit) expense and the related effective income tax rate are influenced primarily by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax (loss) income and state income taxes. State income tax (benefit) expense and the related effective income tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax (loss) income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax benefits totaled $28.9 million for the year ended December 31, 2012 following income tax expense of $4.5 million for the year ended December 31, 2011 and tax benefits of $28.5 million for the year ended December 31, 2010. The year-to-year variances were attributable primarily to changes in pre-tax (loss) income from year to year, as well as decreases in tax-exempt income and the impact of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. The Company recorded a $1.6 million income tax benefit in the first quarter of 2011 related to the resulting increase in the Company's deferred tax asset. The rate will decline to 7.75% in 2015 and return to 7.3% in 2025. The legislation also suspended net operating loss utilization in 2011 and limited the amount of utilization to $100,000 per year in the years ended December 31, 2012 and 2013.

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.

Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	December 31,
	2012	2011
Deferred tax assets:
Alternative minimum tax ("AMT") and other credit carryforwards	$13,379	$12,798
Federal net operating loss ("NOL") carryforwards	54,770	16,962
Allowance for credit losses	31,762	42,687
Unrealized losses on securities	23,737	22,940
OREO	4,949	5,376
State NOL carryforwards	17,287	11,456
Other state tax benefits	4,917	8,150
Other	10,130	10,783

Total deferred tax assets	160,931	131,152

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(15,402)	(10,278)
Deferred loan fees	(2,565)	(3,215)
Accrued retirement benefits	(5,151)	(6,681)
Dividends receivable	(2,167)	(3,072)
Depreciation	(2,049)	(2,843)
Cancellation of indebtedness income	(5,340)	(5,340)
Other	(5,548)	(6,293)

Total deferred tax liabilities	(38,222)	(37,722)

Deferred tax valuation allowance	-	-

Net deferred tax assets	122,709	93,430
Tax effect of adjustments related to other comprehensive (loss) income	10,896	9,194

Net deferred tax assets including adjustments	$133,605	$102,624

Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2030	$156,486	$48,463
Illinois gross NOL carryforwards, begin to expire in 2018	297,448	220,101
Indiana gross NOL carryforwards, begin to expire in 2021	31,170	23,872
Iowa gross NOL carryforwards, begin to expire in 2027	367	-
Wisconsin gross NOL carryforwards, begin to expire in 2025	1,011	229
Other credits (1)	13,379	12,798
  (1)
  Consists of AMT credits, which have an indefinite life and other credits, which have a 20-year life. Approximately $2.9 million of other credits will begin to expire during the year ended December 31, 2028.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.

Components of Effective Tax Rate

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	16.8%	(21.3%)	27.0%
State income tax, net of federal income tax effect	7.0%	(0.3%)	9.5%
Net other	(1.0%)	(2.4%)	3.2%

Effective tax rate	57.8%	11.0%	74.7%

The changes in effective tax rate from the year ended December 31, 2010 to the year ended December 31, 2011 and from the year ended December 31, 2011 to the year ended December 31, 2012 were attributable primarily to decreases in tax-exempt income from year to year and to variances in pre-tax income from year to year.

As of December 31, 2012, 2011, and 2010, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings was distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. Audits of the Company's 2002-2005 Illinois income tax returns were closed during 2010. Audits of the Company's 2006-2007 Illinois income tax returns were closed during 2011. Audits of the Company's 2008-2009 Illinois income tax returns were closed during 2012. During the year ended December 31, 2012, the Internal Revenue Service completed audits of the Company's 2006-2010 federal income tax returns. None of these audits resulted in significant adjustments.

The Company is no longer subject to examination by federal tax authorities for years prior to 2006 and by Illinois, Indiana, Iowa, and Wisconsin tax authorities for years prior to 2008.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$368	$429	$314
Additions for tax positions relating to the current year	-	-	2
Additions for tax positions relating to prior years	-	226	263
Reductions for tax positions relating to prior years	-	(80)	(72)
Reductions for settlements with taxing authorities	(368)	(207)	-
Lapse in statute of limitations	-	-	(78)

Balance at the end of the year	$-	$368	$429

Interest and penalties not included above (1):
Interest (benefit) expense, net of tax effect, and penalties	$(52)	$44	$(21)
Accrued interest and penalties, net of tax effect, at end of year	$-	$52	$8
  (1)
  Included in income tax (benefit) expense in the Consolidated Statements of Income.

The reductions in uncertain tax positions for the year ended December 31, 2012 compared to the year ended December 31, 2011 are a result of the resolution of the aforementioned tax authority examinations. The reductions in uncertain tax positions for the year ended December 31, 2011 compared to the year ended December 31, 2010 are a result of the resolution of certain tax authority examinations, partially offset by a change in exposure as a result of a prior year settlement with taxing authorities.

The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months.

15.   EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan

The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan"), which gives qualified employees the option to make contributions up to 45% of their pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Profit Sharing Plan, the Company contributes an amount equal to 2% of the employee's compensation. The Profit Sharing Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee's compensation. The Company's matching contribution vests immediately, while the discretionary component vests over a period of six years.

Savings and Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Profit sharing expense (1)	$2,532	$2,897	$859
Company dividends received by the Profit Sharing Plan	$71	$72	$72
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,743,085	1,806,262	2,752,521
Fair value	$21,823	$18,297	$31,709
  (1)
  Included in retirement and other employee benefits in the Consolidated Statements of Income.

Pension Plan

The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan") that provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers a majority of employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of employees. Actuarially determined pension costs are charged to current operations and included in other employee benefits in the Consolidated Statements of Income. The Company's funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 plus additional amounts as the Company deems appropriate.

Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	December 31,
	2012	2011
Accumulated benefit obligation	$62,326	$55,782

Change in benefit obligation:
Projected benefit obligation at the beginning of the year	$63,011	$51,963
Service cost	2,862	2,725
Interest cost	2,720	3,032
Actuarial losses	9,331	8,067
Benefits paid	(5,069)	(2,776)

Projected benefit obligation at the end of the year	$72,855	$63,011

Change in plan assets:
Fair value of plan assets at the beginning of the year	$62,990	$54,713
Actual return on plan assets	5,580	1,053
Employer contributions	-	10,000
Benefits paid	(5,069)	(2,776)

Fair value of plan assets at the end of the year	$63,501	$62,990

Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent liabilities	$(9,354)	$(21)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$1	$4
Net loss	28,383	21,860

Net amount recognized	$28,384	$21,864

Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	45.5%	39.2%
Fair value of plan assets	44.7%	34.7%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$1	$3
Net loss	2,358	1,336

Net amount expected to be recognized	$2,359	$1,339

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	3.40%	4.40%
Rate of compensation increase	2.50%	2.50%

Expected amortization of net actuarial losses – To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the future working life of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2012 exceeded 10% of the accumulated benefit obligation and the fair value of plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive (loss) income is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.

Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$2,862	$2,725	$2,352
Interest cost	2,720	3,032	2,665
Expected return on plan assets	(4,456)	(4,110)	(4,150)
Recognized net actuarial loss	1,684	976	2
Amortization of prior service cost	3	3	3
Other (1)	-	1,285	-

Net periodic cost	2,813	3,911	872

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive (loss) income:
Net loss for the period	8,207	11,124	3,746
Amortization of prior service cost	(4)	(4)	(4)
Amortization of net loss	(1,683)	(2,260)	(2)

Total unrealized loss	6,520	8,860	3,740

Total recognized in net periodic pension cost and other comprehensive loss	$9,333	$12,771	$4,612

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	4.40%	5.50%	6.00%
Expected return on plan assets	7.25%	7.50%	7.50%
Rate of compensation increase	2.50%	3.00%	3.00%
  (1)
  The 2011 amount represents the correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets
	Target Allocation 2012	Fair Value of Plan Assets (1)
			2012	2011
Asset Category:
Equity securities	50 - 60%	$37,496	59%	51%
Fixed income	30 - 48%	22,458	35%	30%
Cash equivalents	2 - 10%	3,547	6%	19%

Total		$63,501	100%	100%

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

Expected long-term rate of return – The expected long-term rate of return on Pension Plan assets represents the average rate of return expected to be earned over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term returns of historical market data and projections of future returns for each asset category, as well as historical actual returns on the Pension Plan assets with the assistance of its independent actuarial consultant. Using this reference data, the Company develops a forward-looking return expectation for each asset category and a weighted-average expected long-term rate of return based on the target asset allocation.

Investment policy and strategy – The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long-term horizon to satisfy the Pension Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy established by the Company's Retirement Plan Committee provides for growth of capital with a moderate level of volatility by investing assets according to the target allocations stated above and reallocating those assets as needed to stay within those allocations. Investments are weighted toward publicly traded securities. Alternative asset classes, such as private equity hedge funds and real estate, are avoided. Under the advisement of a certified investment advisor, the Committee reviews the investment policy on a quarterly basis to determine if any adjustments to the policy or investment strategy are necessary.

Based on the actuarial assumptions, the Company does not anticipate making a contribution to the Pension Plan in 2013. Estimated future pension benefit payments, which reflect expected future service, for fiscal years ending December 31, 2013 through 2022, are as follows.

Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2013	$5,388
2014	5,463
2015	5,511
2016	5,562
2017	5,613
2018-2022	27,457

16.   SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees.

In August of 2006, the Board approved the grant of restricted stock awards and restricted stock units to certain key officers. These awards are restricted to transfer, but are not restricted to dividend payment and voting rights.

Since the inception of the Omnibus Plan through the end of 2008, certain key employees were granted nonqualified stock options in February of each year. The option exercise price is set at the fair value of the Company's common stock on the grant date. The fair value is defined as the average of the high and low stock price on the grant date. All options have a term of ten years from the grant date, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships.

Since 2008, the Company grants restricted stock awards instead of nonqualified stock options to certain key employees. Both stock options and restricted stock awards vest over three years with 50% vesting after two years from the grant date and the remaining 50% vesting three years after the grant date provided the employee remains employed by the Company during this period (subject to accelerated vesting in the event of change-in-control or upon certain terminations of employment, as set forth in the applicable award agreement).

Nonemployee Directors Stock Plan (the "Directors Plan") – In 1997, the Board adopted the Directors Plan, which provides for the grant of equity awards to non-management Board members. Until 2008, only non-qualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the fair value of the Company's common stock on the grant date. All options have a term of ten years from the grant date.

In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards. The awards are restricted to transfer, but are not restricted to dividend payment and voting rights. Both the options and the awards vest one year from the grant date subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Shares of Common Stock Available Under Share-Based Plans

	December 31, 2012
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,322,994
Directors Plan	481,250	76,727

Salary Stock Awards – In October of 2009, the Board approved adjustments to the 2010 base salaries of certain of its executive officers, as permitted by the executive compensation provisions of TARP. The approved adjustments became effective on January 1, 2010 and modified the mix between the fixed and variable components of compensation to be paid to these officers during the three years ended December 31, 2012. The salary adjustments were paid in accordance with the Company's standard payroll procedures with 25% paid in cash and 75% paid in fully vested shares of the Company's common stock. The number of shares of common stock granted as of each payroll period end date to each executive officer is determined by dividing that portion of the executive officer's salary adjustment payable for the period by the closing price of the common stock on the date prior to the applicable payroll date. The Company concluded its participation in the TARP in the fourth quarter of 2011.

Salary Stock Awards Granted

	Years ended December 31,
	2012	2011	2010
Shares granted	10,983	45,889	49,569
Weighted-average price	$11.51	$10.10	$12.30

The issuance of salary stock award shares is included in share-based compensation expense, but does not reduce the number of shares issued and outstanding under the Omnibus Plan as the issuance is not considered part of the share-based plans referenced above.

Accounting Treatment

The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.

Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Restricted stock/unit award expense	$5,877	$5,607	$4,712
Salary stock award expense	127	464	609
Stock option expense	-	291	317

Total share-based compensation expense	6,004	6,362	5,638
Income tax benefit	2,456	2,602	2,199

Share-based compensation expense, net of tax	$3,548	$3,760	$3,439

Basic earnings per common share	$0.05	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05	$0.05
Cash flows provided by (used in) operating activities	$170	$(179)	$350
Cash flows (used in) provided by financing activities (1)	$(21)	$47	$(189)
  (1)
  Amount represents cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense.

Stock Options

Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2012
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at the beginning of the year	1,974	$32.25
Expired	(256)	31.15

Outstanding at the end of the year	1,718	$32.42	2.90	$13

Ending vested and expected to vest	1,718	$32.42	2.90	$13
Exercisable at the end of the year	1,718	$32.42	2.90	$13
  (1)
  Represents the average remaining contractual life in years.
  (2)
  Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2012. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. No stock options were granted during the years ended December 31, 2012 or 2010.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2012	2011	2010
Expected life of the option (in years)	-	5.3	-
Expected stock volatility	-	42%	-
Risk-free interest rate	-	2%	-
Expected dividend yield	-	0.33%	-
Weighted-average fair value of options at the grant date	$-	$4.72	$-

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is derived from historical volatility of the Company's common stock over the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the grant date. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Other Stock Option Information
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense	$-	$291	$317
Unrecognized compensation expense	$-	$-	$23
Weighted-average amortization period remaining (in years)	-	-	0.1

No stock options were exercised and no stock option award modifications were made during the three years ended December 31, 2012.

Restricted Stock and Restricted Stock Unit Awards

Restricted Stock Award Transactions
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2012		2011
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Non-vested awards at the beginning of the year	1,011	$11.92	978	$11.99
Granted	610	11.35	490	12.08
Vested	(429)	11.23	(358)	11.77
Forfeited	(105)	11.90	(99)	13.95

Non-vested awards at the end of the year	1,087	$11.87	1,011	$11.92

Restricted Stock Units
Non-vested awards at the beginning of the year	26	$12.08	-	$-
Granted	55	11.35	26	12.08
Vested	(19)	11.23	-	-

Non-vested awards at the end of the year	62	$11.87	26	$12.08

Other Restricted Stock Award/Unit Information
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense	$5,877	$5,607	$4,712
Unrecognized compensation expense	$5,674	$4,784	$5,248
Weighted-average amortization period remaining (in years)	1.1	1.0	1.1
Total fair value of vested restricted stock awards/unit, at end of period	$13,559	$10,264	$11,421
Income tax benefit realized from vesting/release of restricted stock awards/unit	$1,884	$1,828	$724

No restricted stock/unit award modifications were made during the periods presented.

17.   STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board adopted a Stockholder Rights Plan. Pursuant to that plan, the Company declared a dividend, paid March 1, 1989, of one right ("Right") for each outstanding share of Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. The Rights Agreement was further amended on December 9, 2008 to clarify certain items. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group acquires, or announces the intention to acquire, 10% or more of the Company's outstanding shares of common stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the common stock or the expiration date of the Rights. The Rights Agreement will expire on November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

18.   REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $50.9 million at December 31, 2012 and $18.3 million at December 31, 2011 were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to First Midwest Bancorp, Inc., on an unconsolidated basis (the "Parent Company") and its non-bank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the Bank's capital stock and surplus, as defined. Loans from subsidiary banks to non-bank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2013 equal to its net profits for 2013, as defined by statute, less $2.2 million up to the date of any such dividend declaration. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability.

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

The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material adverse effect on the Company's financial statements.

As of December 31, 2012, the Company and the Bank met all capital adequacy requirements. As of December 31, 2012, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as adequately capitalized and as "well-capitalized."

Summary of Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		"Well-Capitalized" for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$755,264	11.90%	$507,882	8.00%	$634,852	10.00%
First Midwest Bank	859,018	13.76	499,390	8.00	624,237	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	652,480	10.28	253,941	4.00	380,911	6.00
First Midwest Bank	780,631	12.51	249,695	4.00	374,542	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	652,480	8.40	233,069	3.00	388,448	5.00
First Midwest Bank	780,631	10.09	232,071	3.00	386,785	5.00
As of December 31, 2011:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$853,961	13.68%	$499,295	8.00%	$624,119	10.00%
First Midwest Bank	880,223	14.37	489,968	8.00	612,459	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	724,863	11.61	249,648	4.00	374,471	6.00
First Midwest Bank	803,054	13.11	244,984	4.00	367,476	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	724,863	9.28	234,409	3.00	390,682	5.00
First Midwest Bank	803,054	10.37	232,370	3.00	387,284	5.00

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

During the years ended December 31, 2012 and 2011, the Company hedged the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets as of December 31, 2012 and December 31, 2011.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)

	December 31,
	2012	2011
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$15,860	$16,947
Weighted-average interest rate received	2.12%	2.19%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	4.76	5.76
Derivative liability fair value	$(2,270)	$(2,459)
Cash pledged to collateralize net unrealized losses with counterparties (1)	$2,516	$2,516
Aggregate fair value of assets needed to settle the instruments immediately (if the credit risk-related contingent features were triggered)	$2,301	$2,492
  (1)
  No other collateral was required to be pledged.

Hedge Ineffectiveness and Gains Recognized
(Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$190	$(626)	$(588)
Change in fair value of hedged items	(190)	624	585

Net hedge ineffectiveness (1)	$-	$(2)	$(3)

  (1)
  Included in other noninterest income in the Consolidated Statements of Income. No gains or losses relating to fair value hedges were recognized in net interest income during the periods presented. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during the years presented.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty cannot exceed 2.5% of stockholders' equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses on derivative instruments are netted with the same counterparty. On December 31, 2012, these collateral agreements covered 100% of the fair value of the Company's outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. government or U.S. government-sponsored agency securities. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of December 31, 2012 and December 31, 2011, all of the Company's derivative instruments contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company's debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2012, the Company was not in violation of these provisions.

The Company's derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The amount of these instruments was not material for any period presented. The Company had no other derivative instruments as of December 31, 2012 or December 31, 2011. The Company does not enter into derivative transactions for purely speculative purposes.

20.   COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and to conduct lending activities, including commitments to extend credit and standby and commercial letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	December 31,
	2012	2011
Commitments to extend credit:
Commercial and industrial	$737,973	$609,601
Commercial real estate	168,105	139,574
Residential construction	18,986	13,300
Home equity lines	258,156	257,315
Credit card lines	25,459	21,257
Overdraft protection program (1)	176,328	178,699
All other commitments	105,344	129,015

Total commitments	$1,490,351	$1,348,761

Letters of credit:
Commercial real estate	$52,145	$49,373
Residential construction	5,696	8,661
All other	57,996	58,532

Total letters of credit	$115,837	$116,566

Unamortized fees associated with letters of credit (2)(3)	$740	$668
Remaining weighted-average term, in months	13.20	9.62
Remaining lives, in years	0.1 to 11.6	0.1 to 12.6
Recourse on assets securitized:
Unpaid principal balance of assets securitized	$50,110	$-
Carrying value of recourse obligation (2)	55	-

	Advance Dated May 17, 2012	Advance Dated October 3, 2012
Forward committed advances with FHLB:
Amount of advance	$200,000	$50,000
Interest rate	2.05%	1.77%
Expected settlement date	May 19, 2014	October 3, 2014
Maturity date	May 20, 2019	October 3, 2019
  (1)
  Federal regulations regarding electronic fund transfers require customers to affirmatively consent to the institution's overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Customers are provided a specific line for the amount they may overdraw.
  (2)
  Included in other liabilities in the Consolidated Statements of Financial Condition.
  (3)
  The Company is amortizing these amounts into income over the commitment period.

Commitments to extend credit are agreements to lend funds to a customer, subject to contractual terms and covenants. Commitments generally have fixed expiration dates or other termination clauses, variable interest rates, and fee requirements, when applicable. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

In the event of a customer's non-performance, the Company's credit loss exposure is equal to the contractual amount of the commitments. The credit risk is essentially the same as that involved in extending loans to customers. The Company uses the same credit policies for credit commitments as it does for its loans and minimizes exposure to credit loss through various collateral requirements.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent on the failure of the customer to perform according to the terms of the contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or receipt of cash.

As a result of the sale of certain 1-4 family mortgage loans in 2012, the Company is contractually obligated to repurchase any non-performing loans, defined as loans past due greater than 90 days, at recorded value. In accordance with the sales agreement, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. In previous years, the Company had similar recourse provisions related to a 2004 loan securitization, which expired on November 30, 2011. No loans were required to be repurchased during the years ended December 31, 2012 or 2011 under either agreement.

During 2012, the Company entered into two forward commitments with the FHLB to take advantage of the current low market rates for future funding. The advances have prepayment features allowing the Company to prepay the advances below par if the prepayment calculations indicate a discount.

Legal Proceedings

In August of 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit is based on the Bank's practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution, and no class has been certified. The Bank filed a motion to dismiss the complaint and, on January 23, 2013, the Circuit Court granted the Bank's motion and dismissed the complaint with prejudice. On February 20, 2013, the plaintiffs filed a notice of appeal with the Illinois Appellate Court. The Company believes that the Bank has meritorious defenses to the claims made by the plaintiffs and, accordingly, the Bank intends to continue to vigorously defend itself against the allegations in the lawsuit.

As of December 31, 2012, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2012.

21.   VARIABLE INTEREST ENTITIES ("VIEs")

A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of the following three characteristics associated with owning a controlling financial interest: (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity, if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has both (i) the power to direct the VIE's activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE (i.e., meets the definition of the primary beneficiary).

The following table summarizes the VIEs in which the Company has an interest.

	December 31, 2012			December 31, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
First Midwest Capital Trust 1 ("FMCT"):
Principal balance of debentures issued by the Company		$61,770	$61,770		$87,277	$87,277
Related interest receivable		358	358		506	506

Total FMCT assets	1	$62,128	$62,128	1	$87,783	$87,783

Interest in trust-preferred capital securities issuances	2	$6,393	$6,064	1	$32	$31
Investment in low-income housing tax credit partnerships	9	$713	$713	12	$1,066	$1,011

The Company owns 100% of the common stock of FMCT, a business trust that was formed in November of 2003 to issue trust-preferred securities to third party investors. FMCT issued preferred securities and common stock and used the proceeds to purchase junior subordinated debentures issued by the Company. FMCT's only assets as of December 31, 2012 and 2011 were the principal balance of the debentures and the related interest receivable. FMCT meets the definition of a VIE, but the Company is not the primary beneficiary of FMCT. Accordingly, FMCT is not consolidated in the Company's financial statements. The subordinated debentures issued by the Company to FMCT are included in senior and subordinated debt in the Company's Consolidated Statements of Financial Condition.

The Company holds an interest in two trust-preferred capital securities issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company includes its interest in these investments in securities available-for-sale in the Consolidated Statements of Financial Condition.

The Company has limited partner interests in low-income housing tax credit partnerships and limited liability corporations. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it accounts for its investment using the cost method. The carrying amount of the Company's investment in these partnerships is included in other assets in the Consolidated Statements of Financial Condition.

22.   FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. Those assets and liabilities are presented below in the sections titled "Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis" and "Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis."

Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed for reporting purposes. Refer to the "Financial Instruments Not Required to be Measured at Fair Value" section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the underlying value of the Company.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. GAAP provides a three-tiered fair value hierarchy based on the inputs used to measure fair value. The hierarchy is defined as follows:

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

Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value. Assets and liabilities may change levels within the fair value hierarchy due to market conditions or other circumstances. Those transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis

The following table provides the fair value for assets and liabilities required to be measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,554	$-	$-	$1,565	$-	$-
Mutual funds	12,608	-	-	12,904	-	-

Total trading securities	14,162	-	-	14,469	-	-
Securities available-for-sale:
U.S. agency securities	-	508	-	-	5,035	-
CMOs	-	400,383	-	-	384,104	-
Other residential MBSs	-	122,900	-	-	87,691	-
Municipal securities	-	520,043	-	-	490,071	-
CDOs	-	-	12,129	-	-	13,394
Corporate debt securities	-	15,339	-	-	30,014	-
Hedge fund investment	-	1,616	-	-	1,616	-
Other equity securities	43	9,442	-	41	1,040	-

Total securities available-for-sale	43	1,070,231	12,129	41	999,571	13,394
Mortgage servicing rights (1)	-	-	985	-	-	929
Liabilities:
Derivative liabilities (2)	$-	$2,270	$-	$-	$2,459	$-
  (1)
  Included in other assets in the Consolidated Statements of Financial Condition.
  (2)
  Included in other liabilities in the Consolidated Statements of Financial Condition.

Although pension plan assets are not consolidated in the Company's Consolidated Statements of Financial Condition, the fair value of pension plan assets is required to be measured at fair value on an annual basis. The fair value of pension plan assets is presented in the following table by level in the fair value hierarchy.

Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$16,009	$-	$16,009	$17,970	$-	$17,970
U.S. government and government agency securities	6,510	7,295	13,805	5,954	7,029	12,983
Corporate bonds	-	8,653	8,653	-	5,954	5,954
Common stocks	15,001	-	15,001	16,537	-	16,537
Common trust funds	-	10,033	10,033	-	9,546	9,546

Total pension plan assets	$37,520	$25,981	$63,501	$40,461	$22,529	$62,990

  (1)
  Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.

The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.

  Trading Securities

The Company's trading securities consist of diversified investment securities held in a grantor trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. Changes in the fair value of trading securities are included in other noninterest income in the Condensed Consolidated Statements of Income.

  Securities Available-for-Sale

Except for CDOs and a hedge fund investment described below, the Company's available-for-sale securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company's principal markets and an appropriate representation of fair value.

CDOs – CDOs are classified in level 3 of the fair value hierarchy. The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology relies on credit analysis and review of historical financial data for each of the issuers of the securities underlying the individual CDO (the "Issuers") to estimate the cash flows. These estimates are highly subjective and sensitive to several significant, unobservable inputs, including prepayment assumptions, default probabilities, loss given default assumptions, and deferral cure probabilities. The cash flows for each Issuer are then discounted to present values using LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors. Finally, the discounted cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO. Specific information for each CDO, as well as the significant unobservable assumptions, is presented in the following table.

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of December 31, 2012
(Dollar amounts in thousands)

	CDO Number (1)
	1	2	3	4	5	6
Characteristics:
Class (2)	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,179
Fair value	2,823	267	3,101	4,057	394	1,487
Lowest credit rating (Moody's)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	46	56	61	61	56	78
Percent of Issuers currently performing	76.1%	76.8%	77.0%	50.8%	60.7%	65.4%
Current deferral and default percent (3)	17.6%	17.6%	11.8%	38.9%	41.1%	29.4%
Expected future deferral and default percent (4)	18.6%	17.5%	15.5%	30.9%	28.5%	16.1%
Excess subordination percent (5)	0.0%	0.0%	0.3%	0.0%	0.0%	2.3%
Discount rate risk adjustment (6)	14.5%	15.5%	14.5%	13.5%	14.5%	13.0%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	17.9%	5.7%	4.5%	9.0%	10.3%	3.0%
Probability of default	22.0%	28.0%	22.2%	29.5%	40.1%	31.0%
Loss given default	88.0%	90.2%	89.7%	92.6%	92.6%	94.8%
Probability of deferral cure	44.8%	30.7%	26.3%	51.1%	45.8%	41.4%
  (1)
  The Company has a seventh CDO, but no information is reported for that CDO since the security had an amortized cost and fair value of zero as of December 31, 2012.
  (2)
  Class refers to the Company's tranche within the security. In a structured investment, a tranche is one of a number of related securities offered as part of the same transaction and relates to the order in which investors receive principal and interest payments.
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

The likelihood that an Issuer who is currently deferring payment on the securities will pay all deferred amounts and remain current thereafter is based on an analysis of the Issuer's asset quality, leverage ratios, and other measures of financial viability.

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

The Company's Treasury Department monitors the valuation results of each CDO on a quarterly basis, which includes an analysis of historical pricing trends for these types of securities, overall economic conditions (such as tracking LIBOR curves), and the performance of the Issuers' industries. The Company's Treasury Department also reviews market activity for the same or similar tranches of the CDOs, when available. Annually, it validates significant assumptions by reviewing detailed back-testing performed by the valuation firm.

A rollforward of the carrying value of CDOs for the three years ended December 31, 2012 is presented in the following table.

Rollforward of Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$13,394	$14,858	$11,728
Total (loss) income:
Included in earnings (1)	(2,226)	(936)	(4,664)
Included in other comprehensive (loss) income (2)	961	(528)	7,794

Balance at end of year (3)	$12,129	$13,394	$14,858

Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(2,226)	$(936)	$(4,664)

  (1)
  Included in net securities (losses) gains in the Consolidated Statements of Income and related to securities still held at the end of the period.
  (2)
  Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.
  (3)
  There were no purchases, sales, issuances, or settlements of CDOs during the periods presented.

Hedge Fund Investment – The Company's hedge fund investment is classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund's investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

  Mortgage Servicing Rights

The Company records its mortgage servicing rights at fair value and includes them in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Therefore, the Company determines the fair value of mortgage servicing rights by estimating the present value of future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2012 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy. Changes in the assumptions used to value the mortgage servicing rights could result in a higher or lower fair value measurement.

Key economic assumptions used in measuring fair value, at end of year:
Weighted-average prepayment speed	24.0%
Weighted-average discount rate	11.0%
Weighted-average maturity, in months	227.0

  Derivative Assets and Derivative Liabilities

The Company enters into interest rate swaps that are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price.

  Pension Plan Assets

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

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis

The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$61,454	$-	$-	$96,220
OREO (1)	-	-	11,956	-	-	12,613
Loans held-for-sale (2)	-	-	-	-	-	4,200
Assets held-for-sale (3)	-	-	1,668	-	-	7,933
  (1)
  Includes OREO and covered OREO with valuation adjustments during the year.
  (2)
  Included in other assets in the Consolidated Statements of Financial Condition.
  (3)
  Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

  Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loans and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Circumstances may warrant an adjustment to the appraised value based on the age and/or type of appraisal, and these adjustments typically range from 0% - 20%. Generally, appraisals greater than twelve months old are adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained. In addition, the Company may adjust appraised values to account for differences in remediation strategies, such as adjusting a "stabilized" value to an "orderly liquidation" value. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Collateral-dependent impaired loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.

  OREO

The fair value of OREO is measured using the current appraised value of the properties. In certain circumstances, a current appraisal may not be available or the current appraised value may not represent an accurate measurement of the property's fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any valuation adjustments for reductions in the fair value of OREO are recognized in the Company's operating results in the period in which they occur.

  Loans Held-for-Sale

As of December 31, 2011, loans held-for-sale consisted of one office loan and one other commercial real estate loan. The loans were transferred into the held-for-sale category at the sales contract price. Accordingly, the loans held-for-sale were classified in level 3 of the fair value hierarchy. The Company had no loans held-for-sale as of December 31, 2012.

  Assets Held-for-Sale

As of December 31, 2012, assets held-for-sale consisted of two former branches that are no longer in operation. The Company determined that the branches met the held-for-sale criteria and transferred them into the held-for-sale category at their recorded investment, which approximates fair value.

In the second quarter of 2011, the Company entered into an agreement to sell property held for expansion and transferred it to held-for-sale status based on the sales contract price. The Company signed a final sales agreement in the third quarter of 2012, resulting in a $1.3 million valuation adjustment charged to noninterest expense and included in other noninterest expense in the Consolidated Statements of Income. The sale of the property was completed in the fourth quarter of 2012.

Based on the valuation methods used to determine the fair value of assets held-for-sale, they are classified in level 3 of the fair value hierarchy.

Valuation Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Charged to allowance for loan and covered loan losses:
Collateral-dependent impaired loans	$163,671	$88,017	$119,321
Loans held-for-sale	82,647	2,191	-
Charged to earnings:
OREO	4,244	3,785	23,367
Assets held-for-sale and excess properties transferred to OREO	2,597	1,111	-

  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. Goodwill is tested annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment.

As discussed in Note 8, "Goodwill and Other Intangible Assets," the annual impairment tests indicated no impairment existed.

If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets as a level 3 non-recurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 8, "Goodwill and Other Intangible Assets."

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Financial Instruments Not Required to be Measured at Fair Value
(Dollar amounts in thousands)

		December 31, 2012		December 31, 2011
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$149,420	$149,420	$123,354	$123,354
Interest-bearing deposits in other banks	2	566,846	566,846	518,176	518,176
Securities held-to-maturity	2	34,295	36,023	60,458	61,477
Loans, net of allowance for loan and covered loan losses	3	5,288,124	5,305,286	5,229,153	5,251,773
FDIC indemnification asset	3	37,051	27,040	65,609	37,173
Accrued interest receivable	3	27,535	27,535	29,826	29,826
Investment in BOLI	3	206,405	206,405	206,235	206,235
Other earning assets	3	9,923	10,640	-	-
Liabilities:
Deposits	2	6,672,255	6,674,510	6,479,175	6,479,309
Borrowed funds	2	185,984	189,074	205,371	208,728
Senior and subordinated debt	1	214,779	216,686	252,153	237,393
Accrued interest payable	2	2,884	2,884	4,019	4,019
Standby letters of credit	2	740	740	668	668

Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments.

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity – The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, Net of Allowance for Loan and Covered Loan Losses – The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

Covered Loans – The fair value of the covered loan portfolio is determined by discounting the estimated cash flows at a market interest rate, which is derived from LIBOR swap rates over the life of those loans. The estimated cash flows are determined using the contractual terms of the covered loans, net of any projected credit losses. For valuation purposes, these loans are placed into groups with similar characteristics and risk factors, where appropriate. The timing and amount of credit losses for each group are estimated using historical default and loss experience, current collateral valuations, borrower credit scores, and internal risk ratings. For individually significant loans or credit relationships, the estimated fair value is determined by a specific loan level review utilizing appraised values for collateral and projections of the timing and amount of cash flows.

FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. The future cash flows are estimated by multiplying expected losses on covered loans and covered OREO by the reimbursement rates set forth in the FDIC Agreements. Improvements in estimated cash flows on covered loans and covered OREO generally result in a corresponding decrease in the fair value of the indemnification asset, while increases in expected reimbursements from the FDIC lead to an increase in the fair value of the indemnification asset.

Investment in BOLI – The fair value of BOLI approximates the carrying amount as both are based on each policy's respective CSV, which is the amount the Company would receive upon liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company's initial insurance premium and earnings of the underlying assets, offset by management fees.

Other Interest-Earning Assets – The fair value of other interest-earning assets is estimated using the present value of the future cash flows of the remaining maturities of the assets.

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

Borrowed Funds – The fair value of FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities adjusted for prepayment penalties that would be incurred if the borrowings were paid off on the measurement date. The carrying amounts of federal funds purchased, repurchase agreements, federal term auction facilities, and other borrowed funds approximate their fair value due to their short-term nature.

Senior and Subordinated Debt – The fair value of senior and subordinated debt was determined using quoted market prices.

Standby Letters of Credit – The fair value of standby letters of credit represents deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreements and the credit standing of the customers.

Commitments – The Company estimated the fair value of commitments outstanding to be immaterial based on the following factors: (i) the limited interest rate exposure of the commitments outstanding due to their variable nature, (ii) the short-term nature of the commitment periods, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

23.   SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Income taxes refunded	$(6,845)	$(12,388)	$(7,676)
Interest paid to depositors and creditors	36,036	40,429	50,069
Dividends declared but unpaid	749	746	742
Non-cash transfers of securities available-for-sale to securities held-to-maturity and other assets	-	-	7,864
Non-cash transfers of loans held-for-investment to loans held-for-sale	93,714	12,320	-
Non-cash transfers of loans held-for-sale to loans held-for-investment	1,957	-	-
Non-cash transfers of loans to OREO	47,628	52,249	76,804
Non-cash exchange of non-performing loans for performing loans	-	-	19,088
Non-cash transfers of premises, furniture, and equipment to OREO	1,833	-	-
Non-cash transfers of OREO to premises, furniture, and equipment	-	841	9,455

24.   RELATED PARTY TRANSACTIONS

The Company, through the Bank, makes loans and has transactions with certain of its directors and executive officers. All of these loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with other unrelated persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Securities and Exchange Commission determined that disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders' equity in the aggregate. Loans to directors and executive officers totaled $10.2 million at December 31, 2012 and $4.0 at December 31, 2011 and were not greater than 5% of stockholders' equity at either December 31, 2012 or 2011.

25.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition
(Parent Company only)
 (Dollar amounts in thousands)

	December 31,
	2012	2011
Assets
Cash and interest-bearing deposits	$20,970	$47,101
Investments in and advances to subsidiaries	1,092,681	1,135,930
Goodwill	10,358	10,358
Other assets	58,132	45,592

Total assets	$1,182,141	$1,238,981

Liabilities and Stockholders' Equity
Senior and subordinated debt	$214,779	$252,153
Accrued expenses and other liabilities	26,469	24,241
Stockholders' equity	940,893	962,587

Total liabilities and stockholders' equity	$1,182,141	$1,238,981

Statements of Income
(Parent Company only)
 (Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Income
Dividends from subsidiaries	$38,000	$104,000	$-
Interest income	619	259	518
Net losses on early extinguishment of debt	(558)	-	-
Securities transactions and other	1,982	(189)	1,950

Total income	40,043	104,070	2,468

Expenses
Interest expense	14,840	9,892	9,124
Salaries and employee benefits	13,232	10,865	11,056
Other expenses	5,740	4,756	6,178

Total expenses	33,812	25,513	26,358

(Loss) income before income tax benefit and equity in undistributed (loss) income of subsidiaries	6,231	78,557	(23,890)
Income tax benefit	13,070	10,414	9,388

(Loss) income before undistributed (loss) income of subsidiaries	19,301	88,971	(14,502)
Equity in undistributed (loss) income of subsidiaries	(40,355)	(52,408)	4,818

Net (loss) income	(21,054)	36,563	(9,684)
Preferred dividends and accretion on preferred stock	-	(10,776)	(10,299)
Net loss (income) applicable to non-vested restricted shares	306	(350)	266

Net (loss) income applicable to common shares	$(20,748)	$25,437	$(19,717)

Statements of Cash Flows
(Parent Company only)
 (Dollar amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Operating Activities
Net (loss) income	$(21,054)	$36,563	$(9,684)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed loss (income) of subsidiaries	40,355	52,408	(4,818)
Depreciation of premises, furniture, and equipment	6	9	10
Net losses on securities	-	-	110
Net losses on early extinguishment of debt	558	-	-
Share-based compensation expense	6,004	6,362	5,638
Tax benefit (expense) related to share-based compensation	170	(179)	350
Net (increase) decrease in other assets	(6,207)	(10,290)	4,053
Net increase (decrease) in other liabilities	1,366	4,618	(263)

Net cash provided by (used in) operating activities	21,198	89,491	(4,604)

Investing Activities
Purchases of securities available-for-sale	(5,811)	-	-
Proceeds from sales and maturities of securities available-for-sale	-	14	16
Proceeds from sales of premises, furniture, and equipment	-	103	-
Purchase of premises, furniture, and equipment	(18)	(16)	(96)
Capital injection into subsidiary bank	-	-	(100,000)
Capital injection into non-bank subsidiary	-	(363)	(750)
Purchase of non-performing assets from subsidiary bank (1)	-	-	(168,088)

Net cash used in investing activities	(5,829)	(262)	(268,918)

Financing Activities
(Payments) proceeds for the (retirement) issuance of subordinated debt	(37,033)	114,387	-
Redemption of preferred stock and related common stock warrant	-	(193,910)	-
Proceeds from the issuance of common stock	-	-	196,035
Cash dividends paid	(2,977)	(12,838)	(12,422)
Restricted stock activity	(1,469)	(1,256)	(401)
Excess tax (expense) benefit related to share-based compensation	(21)	47	(189)

Net cash (used in) provided by financing activities	(41,500)	(93,570)	183,023

Net (decrease) increase in cash and cash equivalents	(26,131)	(4,341)	(90,499)
Cash and cash equivalents at beginning of year	47,101	51,442	141,941

Cash and cash equivalents at end of year	$20,970	$47,101	$51,442

  (1)
  These assets were transferred to Catalyst in the form of a capital injection.

26.   SUBSEQUENT EVENTS

The Company evaluated the impact of events that occurred subsequent to December 31, 2012 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events occurred that would require further disclosure or adjustment to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2012 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2012, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited First Midwest Bancorp, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion thereon.

Chicago, Illinois
March 1, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND
CORPORATE GOVERNANCE

The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (52)	President and Chief Executive Officer of the Company since 2008 and Chairman of the Bank's Board of Directors and Chief Executive Office of the Bank since 2011. From 2010, Mr. Scudder served as the Vice Chairman of the Bank's Board of Directors and from 2007, Mr. Scudder served as the Company's President and Chief Operating Officer as well as Group Executive Vice President of the Bank.	2002
Kent S. Belasco (62)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2011; prior thereto, Executive Vice President and Chief Information Officer of the Bank.	2004
Victor P. Carapella (63)	Executive Vice President and Director of Commercial Banking since 2011; prior thereto, Executive Vice President and Commercial Banking Group Manager of the Bank since 2008.	2008
Nicholas J. Chulos (53)	Executive Vice President, General Counsel, and Corporate Secretary since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Paul F. Clemens (60)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2008; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company.	2006
Robert P. Diedrich (49)	Executive Vice President and Director of Wealth Management of the Bank since 2011; prior thereto, President of the Wealth Management Division of First Midwest Bank.	2004
Caryn J. Guinta (62)	Executive Vice President and Director of Employee Resources of the Bank since 2005.	2013
James P. Hotchkiss (56)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael J. Kozak (61)	Executive Vice President and Senior Credit Officer of the Bank since 2012; prior thereto, Executive Vice President and Chief Credit Officer of the Bank.	2004
Kimberly J. McGarry (38)	Senior Vice President and Chief Accounting Officer of the Company and Bank since 2010; prior thereto, Senior Manager in the Assurance Services practice of Ernst & Young LLP.	2013

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Kevin L. Moffitt (53)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2011; prior thereto, Executive Vice President and Audit Services Director of the Company since 2009; prior thereto, Vice President and Head of Internal Audit at Nuveen Investments, Inc.	2009
Thomas M. Prame (43)	Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Mark G. Sander (54)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, since 2009; and prior thereto, leader of Commercial Banking for the Midwest Region at Bank of America.	2011

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, will be in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 14, 2013 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in our definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of common stock and information relating to the security ownership of our management will be in the 2012 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2012, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	1,718,368	$32.42	2,399,721
Not approved by security holders (2)	5,206	17.71	-

Total	1,723,574	$32.3832.38	2,399,721

  (1)
  Includes all outstanding options and awards under the Company's Omnibus Stock and Incentive Plan and the Non-Employee Directors' Stock Plan (the "Plans"). Additional information and details about the Plans are also disclosed in Notes 1 and 16 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
  (2)
  Represents shares underlying deferred stock units credited under the Company's Nonqualified Retirement Plan ("NQ Plan"), payable on a one-for-one basis in shares of common stock.

The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,206 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

Notes to the Consolidated Financial Statements.

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
3.2
Restated By-laws of First Midwest Bancorp, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
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
4.5
Form of Common Stock Certificate is incorporated herein by reference to Exhibit 1 of the Registrant's Form 8-A Registration Statement, filed with the Securities and Exchange Commission on March 7, 1983.
4.6
Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
4.7
Senior Debt Indenture, dated as of November 22, 2011, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2011.
4.8
Subordinated Debt Indenture, dated as of March 1, 2006, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.
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
4.12	Indenture dated April 3, 2012 is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.1	Senior Executive Letter Agreement under the Troubled Asset Relief Plan Capital Purchase Program by and between First Midwest Bancorp, Inc. and the United States Department of the Treasury dated December 5, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
10.2
First Midwest Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2008 is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.3
Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.4
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Addendum A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
10.5
First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan dated May 21, 2008 is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
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
10.14
Form of Troubled Asset Relief Plan Compliant Restricted Share Agreement between the Company and its highly compensated executives is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.15	Form of Indemnification Agreement executed between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.
10.16	Employment Agreement between the Company and its Chief Executive Officer.
10.17	Form of Class II Employment Agreement between the Company and certain of its key executive officers.
10.18
Form of Class III Employment Agreement is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.19
Form of Tier II Employment Agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.20
Form of Tier III Employment Agreement is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.21
Form of Commission Tier III Employment Agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.22
Form of Amendment to the Employment Agreement between the Company and its Chief Executive Officer and to the Class II Employment Agreements between the Company and certain of its key executive officers.
10.23	Amendment to the Employment Agreement between the Company and its Chief Operating Officer.
10.24	Form of Confidentiality and Restrictive Covenants Agreement between the Company and its Chief Executive Officer and its Chief Operating Officer.
10.25	Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain of its key executive officers.
10.26
Employment Agreement between the Company and its Retail Banking Director is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.27
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
10.29
Grant of Nonqualified Stock Option between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.30
Grant of Restricted Stock Letter Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.31
Supplemental Salary Stock Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.32
Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

11	Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 13 of the Company's Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements And Supplementary Data" on Form 10-K for the year ended December 31, 2012.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
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
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
32.1 (1)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
32.2 (1)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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

March 1, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2013.

Signatures
/S/ ROBERT P. O'MEARA Robert P. O'Meara	Chairman of the Board
/s/ MICHAEL L. SCUDDER Michael L. Scudder	President, Chief Executive Officer, and Director
/S/ PAUL F. CLEMENS Paul F. Clemens	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
/S/ BARBARA A. BOIGEGRAIN Barbara A. Boigegrain	Director
/S/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director
/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director
/S/ PHUPINDER S. GILL Phupinder S. Gill	Director
/S/ PETER J. HENSELER Peter J. Henseler	Director
/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director
/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director
/S/ MICHAEL J. SMALL Michael J. Small	Director
/S/ JOHN L. STERLING John L. Sterling	Director
/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director