Form 10-Q
period 2013-03-31
FIRST MIDWEST BANCORP INC
filed 2013-05-10
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of May 10, 2013, there were 75,071,255 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

GLOSSARY OF TERMS
First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Notes to the Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition & Results of Operations.

ALCO	Asset Liability Committee
ATM	automated teller machine
Bank	First Midwest Bank (the Company’s wholly owned and principal operating subsidiary)
BOLI	bank-owned life insurance
CDOs	trust-preferred collateralized debt obligations
CMOs	collateralized mortgage obligations
Code	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which are traded on the Nasdaq Stock Market under the symbol “FMBI”
Company	First Midwest Bancorp, Inc.
CSV	cash surrender value
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDIC Agreements	Purchase and Assumption Agreements and Loss Share Agreements between the Bank and the FDIC
Federal Reserve	Board of Governors of the Federal Reserve system
FHLB	Federal Home Loan Bank
GAAP	U.S. generally accepted accounting principles
LIBOR	London Interbank Offered Rate
MBSs	mortgage-backed securities
OREO	other real estate owned or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI	other-than-temporary impairment
SEC	U.S. Securities and Exchange Commission
TDR	troubled debt restructurings
Treasury	U.S. Department of the Treasury
TRUPs	trust preferred junior subordinated debentures
VIE	variable interest entity

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”, “we”, or “our”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, commercial real estate, or municipal customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “probable,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or when made. We do not undertake any obligation to update any forward-looking statements to reflect circumstances or events that occur after the date of this quarterly report or the date on which the forward-looking statement is made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations” in this report and in our Annual Report on Form 10-K for 2012 as well as our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$95,983	$149,420
Interest-bearing deposits in other banks	457,333	566,846
Trading securities, at fair value	15,544	14,162
Securities available-for-sale, at fair value	1,246,679	1,082,403
Securities held-to-maturity, at amortized cost	31,443	34,295
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	47,232	47,232
Loans, excluding covered loans	5,175,271	5,189,676
Covered loans	186,687	197,894
Allowance for loan and covered loan losses	(97,591)	(99,446)
Net loans	5,264,367	5,288,124
Other real estate owned (“OREO”), excluding covered OREO	39,994	39,953
Covered OREO	14,774	13,123
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	28,958	37,051
Premises, furniture, and equipment	118,617	121,596
Accrued interest receivable	27,985	27,535
Investment in bank-owned life insurance (“BOLI”)	206,706	206,405
Goodwill and other intangible assets	280,240	281,059
Other assets	179,964	190,635
Total assets	$8,055,819	$8,099,839
Liabilities
Noninterest-bearing deposits	$1,738,110	$1,762,903
Interest-bearing deposits	4,862,685	4,909,352
Total deposits	6,600,795	6,672,255
Borrowed funds	208,854	185,984
Senior and subordinated debt	214,811	214,779
Accrued interest payable and other liabilities	77,908	85,928
Total liabilities	7,102,368	7,158,946
Stockholders’ Equity
Common stock	858	858
Additional paid-in capital	409,077	418,318
Retained earnings	800,343	786,453
Accumulated other comprehensive loss, net of tax	(16,889)	(15,660)
Treasury stock, at cost	(239,938)	(249,076)
Total stockholders’ equity	953,451	940,893
Total liabilities and stockholders’ equity	$8,055,819	$8,099,839
Per Common Share Data
Par Value	$0.01	$0.01
Shares authorized	100,000	100,000
Shares issued	85,787	85,787
Shares outstanding	75,095	74,840
Treasury shares	10,692	10,947
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2013	2012
Interest Income
Loans, excluding covered loans	$59,431	$61,491
Covered loans	3,449	4,202
Investment securities	7,356	8,934
Other short-term investments	809	641
Total interest income	71,045	75,268
Interest Expense
Deposits	3,320	5,513
Borrowed funds	442	515
Senior and subordinated debt	3,435	4,058
Total interest expense	7,197	10,086
Net interest income	63,848	65,182
Provision for loan and covered loan losses	5,674	18,210
Net interest income after provision for loan and covered loan losses	58,174	46,972
Noninterest Income
Service charges on deposit accounts	8,677	8,660
Card-based fees	5,076	5,020
Wealth management fees	5,839	5,392
Mortgage banking income	1,966	-
Merchant servicing fees	2,554	2,322
Other service charges, commissions, and fees	1,646	1,198
Other income	1,817	3,040
Net securities losses	-	(943)
Total noninterest income	27,575	24,689
Noninterest Expense
Salaries and wages	28,963	27,257
Retirement and other employee benefits	7,606	6,793
Net occupancy and equipment expense	8,147	8,331
Technology and related costs	2,483	2,858
Professional services	5,218	5,629
Net OREO expense	1,799	1,864
FDIC premiums	1,742	1,719
Other expenses	8,856	8,162
Total noninterest expense	64,814	62,613
Income before income tax expense	20,935	9,048
Income tax expense	6,293	1,156
Net income	14,642	7,892
Net income applicable to non-vested restricted shares	(212)	(139)
Net income applicable to common shares	$14,430	$7,753
Per Common Share Data
Basic earnings per common share	$0.20	$0.11
Diluted earnings per common share	$0.20	$0.11
Dividends declared per common share	$0.01	$0.01
Weighted-average common shares outstanding	73,867	73,505
Weighted-average diluted common shares outstanding	73,874	73,505
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2013	2012
Net income	$14,642	$7,892
Available-for-sale securities
Unrealized holding (losses) gains:
Before tax	(2,016)	2,899
Tax effect	787	(1,099)
Net of tax	(1,229)	1,800
Reclassification of net (losses) gains included in net income:
Before tax	-	(943)
Tax effect	-	386
Net of tax	-	(557)
Net unrealized holding (losses) gains	(1,229)	2,357
Total other comprehensive (loss) income	(1,229)	2,357
Total comprehensive income	$13,413	$10,249

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	2,357	-	2,357
Balance at March 31, 2012	$2,003	$(12,922)	$(10,919)
Balance at January 1, 2013	$1,115	$(16,775)	$(15,660)
Other comprehensive loss	(1,229)	-	(1,229)
Balance at March 31, 2013	$(114)	$(16,775)	$(16,889)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2012	74,435	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive income	-	-	-	7,892	2,357	-	10,249
Common dividends declared ($0.01 per common share)	-	-	-	(749)	-	-	(749)
Share-based compensation expense	-	-	1,533	-	-	-	1,533
Restricted stock activity	464	-	(15,777)	-	-	14,853	(924)
Treasury stock (purchased for) issued to benefit plans	(1)	-	(15)	-	-	20	5
Balance at March 31, 2012	74,898	$858	$413,742	$817,630	$(10,919)	$(248,610)	$972,701
Balance at January 1, 2013	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income (loss)	-	-	-	14,642	(1,229)	-	13,413
Common dividends declared ($0.01 per common share)	-	-	-	(752)	-	-	(752)
Share-based compensation expense	-	-	1,341	-	-	-	1,341
Restricted stock activity	256	-	(10,567)	-	-	9,135	(1,432)
Treasury stock (purchased for) issued to benefit plans	(1)	-	(15)	-	-	3	(12)
Balance at March 31, 2013	75,095	$858	$409,077	$800,343	$(16,889)	$(239,938)	$953,451

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Quarters Ended March 31,
	2013	2012
Net cash provided by operating activities	$27,993	$67,862
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	63,724	81,049
Proceeds from sales of securities available-for-sale	-	2,662
Purchases of securities available-for-sale	(232,730)	(254,881)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,380	8,050
Purchases of securities held-to-maturity	(528)	(3,911)
Proceeds from the redemption of FHLB stock	-	11,437
Net decrease (increase) in loans	22,176	(66,671)
(Purchases) of BOLI, net of proceeds from claims	(20)	239
Proceeds from sales of OREO	3,493	17,156
Proceeds from sales of premises, furniture, and equipment	1,425	-
Purchases of premises, furniture, and equipment	(985)	(536)
Net cash used in investing activities	(140,065)	(205,406)
Financing Activities
Net (decrease) increase in deposit accounts	(71,460)	7,188
Net increase (decrease) in borrowed funds	22,870	(3,216)
Payments for the retirement of subordinated debt	-	(20,004)
Cash dividends paid	(749)	(746)
Restricted stock activity	(1,564)	(728)
Excess tax benefit (expense) related to share-based compensation	25	(107)
Net cash used in financing activities	(50,878)	(17,613)
Net decrease in cash and cash equivalents	(162,950)	(155,157)
Cash and cash equivalents at beginning of period	716,266	641,530
Cash and cash equivalents at end of period	$553,316	$486,373
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$5,966	$12,295
Non-cash transfer of loans held-for-investment to loans held-for-sale	-	1,500
Non-cash transfer of loans held-for-sale to loans held-for-investment	-	1,500
Dividends declared but unpaid	752	749
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The accompanying quarterly statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K (“2012 10-K”). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and, accordingly, are not included in the consolidated financial statements.

The Company owns interests in certain variable interest entities (“VIEs”) as described in Note 21, “Variable Interest Entities,” in the Company’s 2012 10-K. A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack the characteristics associated with owning a controlling financial interest. The VIEs are not consolidated in the Company’s financial statements since the Company is not the primary beneficiary of any of the VIEs.

The accounting policies related to loans, the allowance for credit losses, the FDIC indemnification asset, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2012 10-K.

Loans – Loans held-for-investment are loans that the Company intends to hold until they are paid in full and are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized as a yield adjustment over the estimated life of the related loans or commitments and included in interest income. Fees related to standby letters of credit are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition.

Purchased Impaired Loans – Purchased impaired loans are recorded at their estimated fair values on the purchase date and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent increases in cash flows are recognized as interest income prospectively. The present value of any decreases in expected cash flows is recognized by recording a charge-off through the allowance for loan losses or establishing an allowance for loan losses.

Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan and covered loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.

Commercial loans and loans secured by real estate are charged-off when deemed uncollectible. A loss is recorded if the net realizable value of the underlying collateral is less than the outstanding principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans, are generally charged-off no later than the end of the month in which the loan becomes 120 days past due.

Generally, purchased impaired loans are considered accruing loans unless reasonable estimates of the timing and amount of future cash flows cannot be determined. Loans without reasonable cash flow estimates are classified as non-accrual loans, and interest income is not recognized on those loans until the timing and amount of the future cash flows can be reasonably determined.

Troubled Debt Restructurings (“TDRs”) – A restructuring is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity date. Loans are not classified as TDRs when the modification is short-term or results in an insignificant delay in payments. The Company’s TDRs are determined on a case-by-case basis.

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess the borrower’s capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. However, in accordance with industry regulation, these TDRs continue to be separately reported as restructured until after the calendar year in which the restructuring occurred. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.

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

Certain impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of collateral-dependent loans is based on the fair value of the underlying collateral, less costs to sell. The value of other loans is measured using the present value of expected future cash flows discounted at the loan’s initial effective interest rate. All impaired loans are included in non-performing assets. Purchased impaired loans are not reported as impaired loans provided that estimates of the timing and amount of future cash flows can be reasonably determined.

90-Days Past Due Loans – 90-days or more past due loans are loans with principal or interest payments three months or more past due. The Company continues to accrue interest on past due loans if it determines those loans are sufficiently collateralized and in the process of collection within a reasonable time period.

Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses, the allowance for covered loan losses, and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount of provision depends on a number of factors, including net charge-off levels, loan growth, changes in the composition of the loan portfolio, and the Company’s assessment of the allowance for loan and covered loan losses based on the methodology discussed below.

Allowance for Loan Losses – The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans where the recorded investment exceeds the value, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors. The allowance for loan losses includes an allowance for covered open-end consumer loans that are not categorized as purchased impaired loans.

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

The general reserve component is based on a loss migration analysis which examines actual loss experience for a rolling 8-quarter period by loan category and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly using actual loss experience. This component is then adjusted based on management’s consideration of many internal and external qualitative factors, including:

•
Changes in the composition of the loan portfolio, trends in the volume of loans, and trends in delinquent and non-accrual loans that could indicate that historical trends do not reflect current conditions.

•	Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.
•	Changes in the experience, ability, and depth of credit management and other relevant staff.
•	Changes in the quality of the Company’s loan review system and Board of Directors oversight.
•	The effect of any concentration of credit and changes in the level of concentrations, such as loan type or risk rating.
•	Changes in the value of the underlying collateral for collateral-dependent loans.
•	Changes in the national and local economy that affect the collectability of various segments of the portfolio.
•	The effect of other external factors, such as competition and legal and regulatory requirements, on the Company’s loan portfolio.

Allowance for Covered Loan Losses – The Company’s allowance for covered loan losses reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered purchased impaired loans, excluding covered home equity loans, which are included in the methodology described above. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of cash flows on all of the outstanding covered purchased impaired loans using either a probability of default/loss given default (“PD/LGD”) methodology or a specific review methodology. The PD/LGD model is an expected loss model that estimates future cash flows using a probability of default curve and loss given default estimates.

Reserve for Unfunded Commitments – The Company also maintains a reserve for unfunded commitments, including letters of credit, for the risk of loss inherent in these arrangements. The reserve for unfunded commitments is estimated using the loss migration analysis from the allowance for loan losses, adjusted for probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment given the difficulty of assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities.

FDIC Indemnification Asset – The majority of loans and OREO acquired through FDIC-assisted transactions are covered by loss share agreements with the FDIC (the “FDIC Agreements”), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets. The FDIC indemnification asset represents the present value of future expected reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses on purchased impaired loans and OREO by the reimbursement rates set forth in the FDIC Agreements.

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in estimated cash flows. Decreases in expected cash flows on the indemnification asset are recorded prospectively through amortization and increases in estimated reimbursements from the FDIC are recognized by an increase in the carrying value of the indemnification asset. Payments from the FDIC for reimbursement of losses result in a reduction of the FDIC indemnification asset.

Derivative Financial Instruments – In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Balance Sheet – Disclosures about Offsetting Assets and Liabilities: In December of 2011, the FASB issued guidance on the presentation of offsetting assets and liabilities on the balance sheet, which was further clarified in January 2013. This guidance requires an entity to disclose both the gross information and net information regarding instruments and transactions eligible for offset, such as derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. The statement is effective for annual and interim periods beginning on or after January 1, 2013. The Company’s derivative assets and liabilities are presented gross, rather than net, in the Consolidated Statements of Financial Condition. The adoption of this guidance on January 1, 2013 did not impact the Company’s financial condition, results of operations, or liquidity.

Technical Corrections and Improvements: In October of 2012, the FASB issued guidance to update the Accounting Standards Codification (the “Codification”) on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Although the updates do not introduce any new fair value measurement requirements, they could result in changes to existing practices. Amendments that do not have transition guidance are effective immediately, and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not materially impact the Company’s financial condition, results of operations, or liquidity.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February of 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component on either the face of the income statement or as a separate disclosure in the notes to the financial statements. This guidance will be effective for fiscal periods beginning after December 15, 2012. The Company provides disclosures related to amounts reclassified out of accumulated other comprehensive income in Note 3, “Securities.” Since this guidance only impacted the placement of certain disclosures in the financial statements, the adoption of this guidance on January 1, 2013 did not impact the Company’s financial condition, results of operations, or liquidity.

3.  SECURITIES

Securities are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. Securities classified as held-to-maturity are securities for which management has the positive intent and ability to hold to maturity and are stated at cost.

The Company’s trading securities consist of diversified investment securities reported at fair value that are held in a grantor trust under deferred compensation arrangements that allow plan participants to direct amounts into a variety of securities, including Company stock. Net trading gains represent changes in the fair value of the trading securities portfolio and are included in other noninterest income in the Condensed Consolidated Statements of Income.

All other securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss.

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2013				December 31, 2012
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$505	$-	$-	$505	$508	$-	$-	$508
Collateralized mortgage obligations (“CMOs”)	540,777	4,788	(532)	545,033	397,146	3,752	(515)	400,383
Other mortgage-backed securities (“MBSs”)	145,251	4,923	(100)	150,074	117,785	5,183	(68)	122,900
Municipal securities	490,988	21,515	(1,197)	511,306	495,906	24,623	(486)	520,043
Trust preferred collateralized debt obligations (“CDOs”)	46,532	-	(33,608)	12,924	46,533	-	(34,404)	12,129
Corporate debt securities	13,004	2,424	-	15,428	13,006	2,333	-	15,339
Equity securities:
Hedge fund investment	1,230	1,282	-	2,512	1,231	385	-	1,616
Other equity securities	8,579	318	-	8,897	8,459	1,026	-	9,485
Total equity securities	9,809	1,600	-	11,409	9,690	1,411	-	11,101
Total	$1,246,866	$35,250	$(35,437)	$1,246,679	$1,080,574	$37,302	$(35,473)	$1,082,403
Securities Held-to-Maturity
Municipal securities	$31,443	$1,515	$-	$32,958	$34,295	$1,728	$-	$36,023
Trading Securities				$15,544				$14,162

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	March 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$11,457	$11,231	$4,652	$4,876
After one year to five years	364,632	357,442	9,597	10,059
After five years to ten years	95,155	93,278	7,213	7,561
After ten years	79,785	78,212	9,981	10,462
Securities that do not have a single contractual maturity	695,837	706,516	-	-
Total	$1,246,866	$1,246,679	$31,443	$32,958

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $692.1 million at March 31, 2013 and $675.3 million at December 31, 2012. No securities held-to-maturity were pledged as of March 31, 2013 or December 31, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities losses in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Proceeds from sales	$-	$2,662
Gains (losses) on sales of securities:
Gross realized gains	$-	$47
Gross realized losses	-	(253)
Net realized losses on securities sales	-	(206)
Non-cash impairment charges:
Other-than-temporary securities impairment (“OTTI”)	-	(737)
Portion of OTTI recognized in other comprehensive loss	-	-
Net non-cash impairment charges	-	(737)
Net realized losses	-	(943)
Income tax benefit on net realized losses	-	(386)
Net amount reclassified from accumulated other comprehensive loss	$-	$(557)
Net trading gains (1)	$1,036	$1,401

(1)	All net trading gains relate to trading securities still held as of March 31, 2013 and March 31, 2012.

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

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,
CDO Number	2013	2012	Life-to-Date
1	$-	$-	$10,360
2	-	642	9,402
3	-	79	2,262
4	-	-	1,078
5	-	-	8,570
6	-	-	243
7	-	-	6,750
	$-	$721	$38,665

The following table summarizes changes in the amount of credit losses recognized in earnings on the Company’s available-for-sale debt securities for which a portion of OTTI was recognized in other comprehensive income.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Cumulative amount recognized at the beginning of the period	$38,803	$36,525
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	-	737
Losses recognized on securities that did not previously have credit losses	-	-
Cumulative amount recognized at the end of the period	$38,803	$37,262

(1)	Included in net securities losses in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2013 and December 31, 2012.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2013
CMOs	25	$131,383	$487	$11,744	$45	143,127	$532
Other MBSs	11	34,598	80	653	20	35,251	100
Municipal securities	89	55,499	1,169	1,242	28	56,741	1,197
CDOs	6	-	-	12,924	33,608	12,924	33,608
Total	131	$221,480	$1,736	$26,563	$33,701	$248,043	$35,437

As of December 31, 2012
CMOs	19	$102,939	$421	$12,796	$94	$115,735	$515
Other MBSs	6	7,210	55	176	13	7,386	68
Municipal securities	49	28,903	459	1,238	27	30,141	486
CDOs	6	-	-	12,129	34,404	12,129	34,404
Total	80	$139,052	$935	$26,339	$34,538	$165,391	$35,473

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any remaining individual unrealized loss as of March 31, 2013 represents an OTTI since the unrealized losses are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

The unrealized losses on CDOs as of March 31, 2013 reflect the illiquidity of these structured investment vehicles. Management does not believe any remaining unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost bases, which may be at maturity. As of March 31, 2013, the portion of OTTI recognized in accumulated other comprehensive loss (i.e., not related to credit deterioration) totaled $33.6 million.

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

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
Commercial and industrial	$1,659,872	$1,631,474
Agricultural	274,991	268,618
Commercial real estate:
Office, retail, and industrial	1,344,256	1,333,191
Multi-family	298,117	285,481
Residential construction	54,032	61,462
Commercial construction	122,210	124,954
Other commercial real estate	743,076	773,121
Total commercial real estate	2,561,691	2,578,209
Total corporate loans	4,496,554	4,478,301
Home equity	379,352	390,033
1-4 family mortgages	263,286	282,948
Installment loans	36,079	38,394
Total consumer loans	678,717	711,375
Total loans, excluding covered loans	5,175,271	5,189,676
Covered loans (1)	186,687	197,894
Total loans	$5,361,958	$5,387,570
Deferred loan fees included in total loans	$5,263	$5,941
Overdrawn demand deposits included in total loans	$3,080	$4,451

(1)	For information on covered loans, refer to Note 5, “Acquired Loans.”

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the Company’s markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 4, “Loans,” in the Company’s 2012 10-K.

Mortgage Loan Sales

During the quarter ended March 31, 2013, the Company sold $54.0 million in mortgage loans, resulting in a gain of $2.0 million, which is included in mortgage banking income in the Consolidated Statements of Income. The Company retained servicing responsibilities for the sold mortgages and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 10, “Commitments, Guarantees, and Contingent Liabilities.”

5.  ACQUIRED LOANS

Since 2009, the Company acquired the majority of the assets and assumed the deposits of four financial institutions in FDIC-assisted transactions. In three of those transactions, most loans and OREO acquired are covered by the FDIC Agreements, under which the FDIC will reimburse the Company for the majority of the losses and eligible expenses related to these assets. The significant accounting policies related to purchased impaired loans and the related FDIC indemnification asset are presented in Note 1, “Summary of Significant Accounting Policies.”

The following table presents acquired loans.

Acquired Loans
 (Dollar amounts in thousands)

	March 31, 2013				December 31, 2012
	Covered		Non-Covered	Total	Covered		Non-Covered	Total
Home equity lines (1)	$40,064		$4,909	$44,973	$43,132		$4,966	$48,098
Purchased impaired loans	119,268		17,277	136,545	126,673		18,198	144,871
Other loans	27,355	(2)	16,541	43,896	28,089	(2)	17,514	45,603
Total acquired loans	$186,687		$38,727	$225,414	$197,894		$40,678	$238,572

(1)	These loans are open-end consumer loans that are not categorized as purchased impaired loans.
(2)	At acquisition, the Company made an election to account for these loans as purchased impaired loans.

For the three transactions that are covered by the FDIC Agreements, the loans were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans had evidence of credit deterioration since origination (“purchased impaired loans”), and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration was evaluated using indicators, such as past due and non-accrual status. Other key considerations and indicators included the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company is in compliance with those requirements as of March 31, 2013.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Beginning balance	$37,051	$65,609
Amortization	(1,324)	(1,979)
Expected reimbursements from the FDIC for changes in expected credit losses	(942)	2,034
Payments received from the FDIC	(5,827)	(7,176)
Ending balance	$28,958	$58,488

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Beginning balance	$51,498	$52,147
Accretion	(3,886)	(5,386)
Other	(2,080)	(5,716)
Ending balance	$45,532	$41,045

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of March 31, 2013 and December 31, 2012. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
March 31, 2013
Commercial and industrial	$1,639,420	$8,088	$12,364	$20,452	$1,659,872	$29,625	$688
Agricultural	274,094	78	819	897	274,991	655	242
Commercial real estate:
Office, retail, and industrial	1,316,430	4,949	22,877	27,826	1,344,256	26,438	-
Multi-family	295,596	953	1,568	2,521	298,117	1,766	136
Residential construction	48,560	129	5,343	5,472	54,032	5,552	-
Commercial construction	120,277	1,060	873	1,933	122,210	873	-
Other commercial real estate	726,886	3,066	13,124	16,190	743,076	17,532	1,108
Total commercial real estate	2,507,749	10,157	43,785	53,942	2,561,691	52,161	1,244
Total corporate loans	4,421,263	18,323	56,968	75,291	4,496,554	82,441	2,174
Home equity	366,769	5,311	7,272	12,583	379,352	6,354	2,025
1-4 family mortgages	256,120	1,744	5,422	7,166	263,286	4,680	1,315
Installment loans	33,820	299	1,960	2,259	36,079	1,922	38
Total consumer loans	656,709	7,354	14,654	22,008	678,717	12,956	3,378
Total loans, excluding covered loans	5,077,972	25,677	71,622	97,299	5,175,271	95,397	5,552
Covered loans	131,933	10,753	44,001	54,754	186,687	20,912	24,934
Total loans	$5,209,905	$36,430	$115,623	$152,053	$5,361,958	$116,309	$30,486
December 31, 2012
Commercial and industrial	$1,614,167	$4,883	$12,424	$17,307	$1,631,474	$25,941	$2,138
Agricultural	267,077	79	1,462	1,541	268,618	1,173	375
Commercial real estate:
Office, retail, and industrial	1,306,526	4,130	22,535	26,665	1,333,191	23,224	823
Multi-family	283,634	761	1,086	1,847	285,481	1,434	153
Residential construction	57,009	-	4,453	4,453	61,462	4,612	-
Commercial construction	124,081	-	873	873	124,954	873	-
Other commercial real estate	755,103	1,053	16,965	18,018	773,121	16,214	1,534
Total commercial real estate	2,526,353	5,944	45,912	51,856	2,578,209	46,357	2,510
Total corporate loans	4,407,597	10,906	59,798	70,704	4,478,301	73,471	5,023
Home equity	376,801	6,482	6,750	13,232	390,033	6,189	1,651
1-4 family mortgages	272,270	4,472	6,206	10,678	282,948	4,874	1,947
Installment loans	35,936	2,390	68	2,458	38,394	-	68
Total consumer loans	685,007	13,344	13,024	26,368	711,375	11,063	3,666
Total loans, excluding covered loans	5,092,604	24,250	72,822	97,072	5,189,676	84,534	8,689
Covered loans	147,462	6,517	43,915	50,432	197,894	14,182	31,447
Total loans	$5,240,066	$30,767	$116,737	$147,504	$5,387,570	$98,716	$40,136

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Beginning balance	$102,812	$121,962
Charge-offs	(10,772)	(22,686)
Recoveries of charge-offs	3,243	1,278
Net charge-offs	(7,529)	(21,408)
Provision for loan and covered loan losses and other (1)	5,174	18,210
Ending balance	$100,457	$118,764
Allowance for loan and covered loan losses	$97,591	$116,264
Reserve for unfunded commitments	2,866	2,500
Total allowance for credit losses	$100,457	$118,764

(1)	Includes a $500,000 reduction in the reserve for unfunded commitments, which is included in other noninterest expense in the Consolidated Statements of Income.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Quarter ended March 31, 2013
Beginning balance	$36,761	$11,432	$3,575	$6,260	$18,680	$14,042	$12,062	$102,812
Charge-offs	(3,076)	(1,262)	(165)	(565)	(2,634)	(2,364)	(706)	(10,772)
Recoveries of charge-offs	2,089	2	5	-	1,032	107	8	3,243
Net charge-offs	(987)	(1,260)	(160)	(565)	(1,602)	(2,257)	(698)	(7,529)
Provision for loan and covered loan losses and other (1)	770	523	289	(68)	1,655	1,142	863	5,174
Ending balance	$36,544	$10,695	$3,704	$5,627	$18,733	$12,927	$12,227	$100,457
Quarter ended March 31, 2012
Beginning balance	$46,017	$16,012	$5,067	$14,563	$24,471	$14,843	$989	$121,962
Charge-offs	(8,190)	(2,667)	(140)	(683)	(8,354)	(2,378)	(274)	(22,686)
Recoveries of charge-offs	716	2	131	220	7	202	-	1,278
Net charge-offs	(7,474)	(2,665)	(9)	(463)	(8,347)	(2,176)	(274)	(21,408)
Provision for loan and covered loan losses	6,172	4,209	24	163	6,325	1,039	278	18,210
Ending balance	$44,715	$17,556	$5,082	$14,263	$22,449	$13,706	$993	$118,764

(1)	Includes a $500,000 reduction in the reserve for unfunded commitments, which is included in other noninterest expense in the Consolidated Statements of Income.

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired with Deteriorated Credit Quality	Total
March 31, 2013
Commercial, industrial, and agricultural	$26,386	$1,906,585	$1,892	$1,934,863	$9,569	$26,975	$-	$36,544
Commercial real estate:
Office, retail, and industrial	24,429	1,319,827	-	1,344,256	508	10,187	-	10,695
Multi-family	971	297,020	126	298,117	-	3,704	-	3,704
Residential construction	5,133	48,899	-	54,032	10	5,617	-	5,627
Other commercial real estate	16,978	843,821	4,487	865,286	1,319	17,414	-	18,733
Total commercial real estate	47,511	2,509,567	4,613	2,561,691	1,837	36,922	-	38,759
Total corporate loans	73,897	4,416,152	6,505	4,496,554	11,406	63,897	-	75,303
Consumer	-	667,945	10,772	678,717	-	12,927	-	12,927
Total loans, excluding covered loans	73,897	5,084,097	17,277	5,175,271	11,406	76,824	-	88,230
Covered home equity lines of credit (1)	-	40,064	-	40,064	-	855	-	855
Other covered loans	-	-	146,623	146,623	-	-	11,372	11,372
Total covered loans	-	40,064	146,623	186,687	-	855	11,372	12,227
Total loans	$73,897	$5,124,161	$163,900	$5,361,958	$11,406	$77,679	$11,372	$100,457
December 31, 2012
Commercial, industrial, and agricultural	$23,731	$1,874,464	$1,897	$1,900,092	$9,404	$27,357	$-	$36,761
Commercial real estate:
Office, retail, and industrial	21,736	1,311,455	-	1,333,191	971	10,461	-	11,432
Multi-family	642	284,718	121	285,481	-	3,575	-	3,575
Residential construction	4,040	57,422	-	61,462	-	6,260	-	6,260
Other commercial real estate	16,160	877,749	4,166	898,075	1,247	17,433	-	18,680
Total commercial real estate	42,578	2,531,344	4,287	2,578,209	2,218	37,729	-	39,947
Total corporate loans	66,309	4,405,808	6,184	4,478,301	11,622	65,086	-	76,708
Consumer	-	699,361	12,014	711,375	-	14,042	-	14,042
Total loans, excluding covered loans	66,309	5,105,169	18,198	5,189,676	11,622	79,128	-	90,750
Covered home equity lines of credit (1)	-	43,132	-	43,132	-	928	-	928
Other covered loans	-	-	154,762	154,762	-	-	11,134	11,134
Total covered loans	-	43,132	154,762	197,894	-	928	11,134	12,062
Total loans	$66,309	$5,148,301	$172,960	$5,387,570	$11,622	$80,056	$11,134	$102,812

(1)	These are open-end consumer loans that are not categorized as purchased impaired loans.

Loans Individually Evaluated for Impairment

Corporate non-accrual loans exceeding a fixed dollar amount are individually evaluated for impairment when the internal risk rating is at or below a certain level. The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2013 and December 31, 2012. Loans acquired with deteriorated credit quality are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	March 31, 2013				December 31, 2012
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$6,849	$19,537	$44,543	$9,569	$5,636	$18,095	$39,834	$9,404
Agricultural	-	-	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	21,854	2,575	33,447	508	14,504	7,232	29,631	971
Multi-family	971	-	2,742	-	642	-	2,406	-
Residential construction	4,752	381	12,051	10	4,040	-	10,741	-
Commercial construction	876	-	1,242	-	-	876	1,242	90
Other commercial real estate	3,807	12,295	25,156	1,319	5,218	10,066	23,907	1,157
Total commercial real estate	32,260	15,251	74,638	1,837	24,404	18,174	67,927	2,218
Total impaired loans individually evaluated for impairment	$39,109	$34,788	$119,181	$11,406	$30,040	$36,269	$107,761	$11,622

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2013		March 31, 2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$26,937	$2	$45,630	$9
Agricultural	1,048	-	922	-
Commercial real estate:
Office, retail, and industrial	24,275	4	28,683	-
Multi-family	1,534	-	6,528	-
Residential construction	4,663	-	17,074	-
Commercial construction	873	-	22,755	-
Other commercial real estate	16,109	3	51,842	-
Total commercial real estate	47,454	7	126,882	-
Total impaired loans	$75,439	$9	$173,434	$9

(1)	Recorded using the cash basis of accounting.

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2013			As of December 31, 2012
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$712	$2,492	$3,204	$519	$2,545	$3,064
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	244	2,156	2,400	-	2,407	2,407
Multi-family	-	-	-	-	150	150
Residential construction	504	-	504	-	-	-
Commercial construction	-	-	-	-	-	-
Other commercial real estate	-	4,746	4,746	5,206	4,649	9,855
Total commercial real estate	748	6,902	7,650	5,206	7,206	12,412
Total corporate loans	1,460	9,394	10,854	5,725	9,751	15,476
Home equity	38	232	270	40	234	274
1-4 family mortgages	1,089	779	1,868	1,102	939	2,041
Installment loans	-	-	-	-	-	-
Total consumer loans	1,127	1,011	2,138	1,142	1,173	2,315
Total loans	$2,587	$10,405	$12,992	$6,867	$10,924	$17,791

(1)	These loans are included in non-accrual loans in the preceding tables.

The following table presents a summary of loans that were restructured during the quarters ended March 31, 2013 and 2012.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post- Modification Recorded Investment
Quarter ended March 31, 2013
Commercial and industrial	2	$716	$-	$2	$718
Office, retail, and industrial	1	215	30	-	245
Residential construction	2	508	-	-	508
1-4 family mortgages	1	132	-	4	136
Total TDRs restructured during the period	6	$1,571	$30	$6	$1,607
Quarter ended March 31, 2012
1-4 family mortgages	3	$430	$-	$4	$434
Total TDRs restructured during the period	3	$430	$-	$4	$434

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. TDRs had related specific reserves totaling $2.5 million as of March 31, 2013 and $2.8 million as of December 31, 2012.

Accruing TDRs that have payment defaults and do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters ended March 31, 2013 and 2012 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	1	$350	-	$-
Other commercial real estate	2	156	-	-
1-4 family mortgages	-	-	1	62
Total	3	$506	1	$62

For TDRs to be removed from TDR status, the loans must (i) have a market rate of interest at the time of restructuring and (ii) be in compliance with the modified loan terms. TDRs that were returned to performing status totaled $5.0 million for the quarter ended March 31, 2013 and $16.0 million for the quarter ended March 31, 2012.

There were no commitments to lend additional funds to borrowers with TDRs as of March 31, 2013 or December 31, 2012.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Corporate Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
March 31, 2013
Commercial and industrial	$1,588,733	$31,258	$10,256	$29,625	$1,659,872
Agricultural	274,336	-	-	655	274,991
Commercial real estate:
Office, retail, and industrial	1,245,339	55,086	17,393	26,438	1,344,256
Multi-family	293,816	2,535	-	1,766	298,117
Residential construction	30,822	9,215	8,443	5,552	54,032
Commercial construction	87,714	13,767	19,856	873	122,210
Other commercial real estate	689,394	9,928	26,222	17,532	743,076
Total commercial real estate	2,347,085	90,531	71,914	52,161	2,561,691
Total corporate loans	$4,210,154	$121,789	$82,170	$82,441	$4,496,554
December 31, 2012
Commercial and industrial	$1,558,932	$37,833	$8,768	$25,941	$1,631,474
Agricultural	267,114	331	-	1,173	268,618
Commercial real estate:
Office, retail, and industrial	1,235,950	57,271	16,746	23,224	1,333,191
Multi-family	282,126	1,921	-	1,434	285,481
Residential construction	33,392	11,870	11,588	4,612	61,462
Commercial construction	95,567	14,340	14,174	873	124,954
Other commercial real estate	712,702	14,056	30,149	16,214	773,121
Total commercial real estate	2,359,737	99,458	72,657	46,357	2,578,209
Total corporate loans	$4,185,783	$137,622	$81,425	$73,471	$4,478,301

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects at some future date.

(2)
Loans categorized as substandard exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)
Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company could sustain some loss if the deficiencies are not corrected.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Performing	Non-accrual	Total
March 31, 2013
Home equity	$372,998	$6,354	$379,352
1-4 family mortgages	258,606	4,680	263,286
Installment loans	34,157	1,922	36,079
Total consumer loans	$665,761	$12,956	$678,717
December 31, 2012
Home equity	$383,844	$6,189	$390,033
1-4 family mortgages	278,074	4,874	282,948
Installment loans	38,394	-	38,394
Total consumer loans	$700,312	$11,063	$711,375

   7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2013	2012
Net income	$14,642	$7,892
Net income applicable to non-vested restricted shares	(212)	(139)
Net income applicable to common shares	$14,430	$7,753
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,867	73,505
Dilutive effect of common stock equivalents	7	-
Weighted-average diluted common shares outstanding	73,874	73,505
Basic earnings per common share	$0.20	$0.11
Diluted earnings per common share	$0.20	$0.11
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,594	1,863

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company’s common stock.

   8.  INCOME TAXES

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Income before income tax expense	$20,935	$9,048
Income tax expense:
Federal income tax expense	$4,360	$845
State income tax expense	1,933	311
Total income tax expense	$6,293	$1,156
Effective income tax rate	30.1%	12.8%

Federal income tax expense and the related effective income tax rate are influenced primarily by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense and the related effective income tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $6.3 million for the first quarter of 2013 compared to $1.2 million for the first quarter of 2012. The increase in income tax expense resulted primarily from higher first quarter 2013 income subject to tax at statutory rates. This increase in taxable income in relation to pre-tax income also resulted in a higher effective tax rate in the first quarter of 2013.

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Income Taxes,” in the Company’s 2012 10-K.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company enters into derivative transactions as part of its interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company hedges the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts are designated as fair value hedges.

Fair Value Hedges
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
Related to fixed rate commercial loans
Notional amount outstanding	$15,581	$15,860
Derivative liability fair value	$(2,090)	$(2,270)
Weighted-average interest rate received	2.12%	2.12%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	4.51	4.76
Cash pledged to collateralize net unrealized losses with counterparties (1)	$2,154	$2,516
Fair value of assets needed to settle derivative transactions (2)	$2,120	$2,301

(1)	No other collateral was required to be pledged.
(2)	If credit risk related contingent factors were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the periods ended March 31, 2013 and December 31, 2012, there were no gains or losses relating to fair value hedge ineffectiveness.

The Company also enters into derivative transactions with customers and simultaneously enters into an offsetting interest rate derivative transaction with a third-party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees of $522,000 related to these transactions were recorded in noninterest income for the period ended March 31, 2013.

Other Derivative Instruments
 (Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
Related to customer transactions
Notional amount outstanding	$23,356	$-
Derivative asset fair value	$671	$-
Derivative liability fair value	$(671)	$-

Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At March 31, 2013, these collateral agreements covered 100% of the fair value of the Company’s outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of March 31, 2013 and December 31, 2012, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2013, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of March 31, 2013 or December 31, 2012. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
Commitments to extend credit:
Commercial and industrial	$768,195	$737,973
Commercial real estate	206,248	168,105
Residential construction	18,230	18,986
Home equity lines	258,878	258,156
Credit card lines	26,167	25,459
Overdraft protection program (1)	175,238	176,328
All other commitments	105,650	105,344
Total commitments	$1,558,606	$1,490,351
Letters of credit:
Commercial real estate	$44,074	$52,145
Residential construction	5,776	5,696
All other	56,269	57,996
Total letters of credit	$106,119	$115,837
Unamortized fees associated with letters of credit (2)(3)	$748	$740
Remaining weighted-average term, in months	11.35	13.20
Remaining lives, in years	0.1 to 11.3	0.1 to 11.6
Recourse on assets sold:
Unpaid principal balance of assets sold	$102,448	$50,110
Carrying value of recourse obligation (2)	99	55

	Advance Dated
	May 17, 2012	October 3, 2012
Forward committed advances with FHLB:
Amount of advance	$200,000	$50,000
Interest rate	2.05%	1.77%
Expected settlement date	May 19, 2014	October 3, 2014
Maturity date	May 20, 2019	October 3, 2019

(1)
Federal regulations regarding electronic fund transfers require customers to affirmatively consent to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Customers are provided a specific line for the amount they may overdraw.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	The Company is amortizing these amounts into income over the commitment period.

Commitments to extend credit are agreements to lend funds to a customer, subject to contractual terms and covenants. Commitments generally have fixed expiration dates or other termination clauses, variable interest rates, and fee requirements, when applicable. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

In the event of a customer’s non-performance, the Company’s credit loss exposure is equal to the contractual amount of the commitments. The credit risk is essentially the same as extending loans to customers. The Company uses the same credit policies for credit commitments and its loans and minimizes exposure to credit loss through various collateral requirements.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent on the failure of the customer to perform according to the terms of the contract with the third party and are often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or receipt of cash.

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans underwritten with eligibility defects at recorded value. In accordance with the sales agreement, there is no limitation on the maximum potential future payments or expiration of the Company’s recourse obligation. No loans were required to be repurchased during the quarters ended March 31, 2013 or 2012 under the sales agreement.

During 2012, the Company entered into two forward commitments with the FHLB to take advantage of low interest rates for future funding. The advances have prepayment features allowing the Company to prepay the advances below par if the prepayment calculations indicate a discount.

Legal Proceedings

In August of 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution, and no class has been certified. The Bank filed a motion to dismiss the complaint and, on January 23, 2013, the Circuit Court granted the Bank’s motion and dismissed the complaint with prejudice. On February 20, 2013, the plaintiffs filed a notice of appeal with the Illinois Appellate Court. The Company continues to believe that the Bank has meritorious defenses to the claims made by the plaintiffs.

There are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2013.

   11.  FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. Those assets and liabilities are presented below in the sections titled “Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis.”

Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed for reporting purposes. Refer to the “Financial Instruments Not Required to be Measured at Fair Value” section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the value of the Company.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,350	$-	$-	$1,554	$-	$-
Mutual funds	14,194	-	-	12,608	-	-
Total trading securities	15,544	-	-	14,162	-	-
Securities available-for-sale:
U.S. agency securities	-	505	-	-	508	-
CMOs	-	545,033	-	-	400,383	-
Other residential MBSs	-	150,074	-	-	122,900	-
Municipal securities	-	511,306	-	-	520,043	-
CDOs	-	-	12,924	-	-	12,129
Corporate debt securities	-	15,428	-	-	15,339	-
Hedge fund investment	-	2,512	-	-	1,616	-
Other equity securities	42	8,855	-	43	9,442	-
Total securities available- for-sale	42	1,233,713	12,924	43	1,070,231	12,129
Mortgage servicing rights (1)	-	-	1,303	-	-	985
Derivative assets (1)	-	671	-	-	-	-
Liabilities:
Derivative liabilities (2)	$-	$2,761	$-	$-	$2,270	$-

(1)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.

Trading Securities

The Company’s trading securities consist of diversified investment securities held in a grantor trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. Changes in the fair value of trading securities are included in other noninterest income in the Condensed Consolidated Statements of Income.

Securities Available-for-Sale

Except for CDOs and a hedge fund investment described below, the Company’s available-for-sale securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.

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

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of March 31, 2013
(Dollar amounts in thousands)

	CDO Number (1)
	1	2	3	4	5	6
Characteristics:
Class (2)	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,178
Fair value	2,846	278	3,304	4,350	543	1,603
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	44	55	60	61	56	78
Percent of Issuers currently performing	75.0%	78.2%	78.3%	52.5%	58.9%	65.4%
Current deferral and default percent (3)	17.6%	16.1%	11.3%	37.7%	44.9%	29.4%
Expected future deferral and default percent (4)	18.8%	15.8%	15.6%	27.9%	29.6%	15.3%
Excess subordination percent (5)	-	-	-	-	-	1.3%
Discount rate risk adjustment (6)	14.5%	15.5%	14.5%	13.5%	14.5%	13.0%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	17.4%	7.7%	5.6%	9.0%	7.2%	4.4%
Probability of default	23.0%	27.6%	22.1%	29.5%	40.5%	30.9%
Loss given default	88.1%	90.2%	89.4%	92.6%	92.5%	94.8%
Probability of deferral cure	44.8%	23.7%	24.1%	51.1%	39.9%	41.4%

(1)	The Company has a seventh CDO, but no information is reported for that CDO since the security had an amortized cost and fair value of zero as of March 31, 2013.
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

Most Issuers have the right to prepay its securities on the fifth anniversary of issuance and under other limited circumstances. To estimate prepayments, a credit analysis of each Issuer is performed to ascertain its ability and likelihood to fund a prepayment. If a prepayment occurs, the Company receives cash equal to the par value for the portion of the CDO associated with that Issuer.

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

Management monitors the valuation results of each CDO on a quarterly basis, which includes an analysis of historical pricing trends for these types of securities, overall economic conditions (such as tracking LIBOR curves), and the performance of the Issuers’ industries. Management also reviews market activity for the same or similar tranches of the CDOs, when available. Annually, management validates significant assumptions by reviewing detailed back-testing performed by the structured credit valuation firm.

A rollforward of the carrying value of CDOs for the quarters ended March 31, 2013 and 2012 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Beginning balance	$12,129	$13,394
Total (loss) income:
Included in earnings (1)	-	(721)
Included in other comprehensive income (2)	795	1,012
Ending balance (3)	$12,924	$13,685
Change in unrealized losses recognized in earnings related to securities still held at end of period	$-	$(721)

(1)	Included in net securities losses in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.
(2)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.
(3)	There were no purchases, sales, issuances, or settlements of CDOs during the periods presented.

Hedge Fund Investment – The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Mortgage Servicing Rights

The Company services loans for others totaling $156.8 million as of March 31, 2013 and $109.7 million as of December 31, 2012. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, “Fair Value,” in the Company’s 2012 10-K.

Derivative Assets and Derivative Liabilities

The Company enters into interest rate swaps that are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company also enters into derivative transactions with customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party, which are valued using market consensus prices.

Assets and Liabilities Required to be Measured at Fair Value on a Non-recurring Basis

The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$41,647	$-	$-	$61,454
OREO (1)	-	-	4,942	-	-	11,956
Assets held-for-sale (2)	-	-	1,027	-	-	1,668

(1)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer.
(2)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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

OREO

The fair value of OREO is measured using the current appraised value of the properties. In certain circumstances, a current appraisal may not be available or the current appraised value may not represent an accurate measurement of the property’s fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any valuation adjustments for reductions in the fair value of OREO are recognized in the Company’s operating results in the period in which they occur.

Assets Held-for-Sale

As of March 31, 2013, assets held-for-sale consisted of two former branches that are no longer in operation. The Company determined that the branches met the held-for-sale criteria and transferred them into the held-for-sale category at their recorded investment, which approximates fair value. Based on the valuation methods used to determine the fair value of assets held-for-sale, they are classified in level 3 of the fair value hierarchy.

Valuation Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Charged to allowance for loan and covered loan losses:
Collateral-dependent impaired loans	$6,782	$18,740
Loans held-for-sale	-	3,135
Charged to earnings:
OREO	567	690

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. If the testing resulted in impairment, the Company would have classified goodwill and other intangible assets as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” in the Company’s 2012 10-K.

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Financial Instruments Not Required to be Measured at Fair Value
(Dollar amounts in thousands)

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$95,983	$95,983	$149,420	$149,420
Interest-bearing deposits in other banks	2	457,333	457,333	566,846	566,846
Securities held-to-maturity	2	31,443	32,958	34,295	36,023
Net loans	3	5,264,367	5,265,840	5,288,124	5,305,286
FDIC indemnification asset	3	28,958	21,526	37,051	27,040
Accrued interest receivable	3	27,985	27,985	27,535	27,535
Investment in BOLI	3	206,706	206,706	206,405	206,405
Other earning assets	3	9,236	9,920	9,923	10,640
Liabilities:
Deposits	2	$6,600,795	$6,602,172	$6,672,255	$6,674,510
Borrowed funds	2	208,854	212,228	185,984	189,074
Senior and subordinated debt	1	214,811	223,231	214,779	216,686
Accrued interest payable	2	6,043	6,043	2,884	2,884
Standby letters of credit	2	748	748	740	740

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

Short-Term Financial Assets and Liabilities - For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity - The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Net Loans – Net loans includes loans, covered loans, and the allowance for loans and covered loan losses. The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

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

Investment in BOLI - The fair value of BOLI approximates the carrying amount as both are based on each policy’s respective CSV, which is the amount the Company would receive upon liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company’s initial insurance premium and earnings of the underlying assets, offset by management fees.

Other Interest-Earning Assets - The fair value of other interest-earning assets is estimated using the present value of the future cash flows of the remaining maturities of the assets.

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

Borrowed Funds - The fair value of FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities adjusted for prepayment penalties that would be incurred if the borrowings were paid off on the measurement date. The carrying amounts of federal funds purchased, repurchase agreements, federal term auction facilities, and other borrowed funds approximate their fair value due to their short-term nature.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters ended March 31, 2013 and 2012. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on page 3 of this Form 10-Q. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2012 Annual Report on Form 10-K (“2012 10-K”). The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of future results.

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in northwest Indiana, central and western Illinois, and eastern Iowa. We provide a full range of business and retail banking and wealth management services through approximately 95 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to our customers. Our largest expenses include interest expense, compensation expense, and various other noninterest expense items.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, local and national economic conditions, business spending, consumer confidence, certain seasonal factors, legislative and regulatory changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:

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

•	Net Interest Margin - Net interest margin equals net interest income divided by total average interest-earning assets.
•	Noninterest Income - Noninterest income is the income we earn from operating revenues, BOLI and other income, and non-operating revenues.
•
Asset Quality - Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.

•
Regulatory Capital - Our regulatory capital is classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, and qualifying trust-preferred securities, less goodwill and most intangible assets and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2013	2012	% Change
Operating Results
Interest income	$71,045	$75,268	(5.6%)
Interest expense	(7,197)	(10,086)	(28.6%)
Net interest income	63,848	65,182	(2.0%)
Operating revenue	26,539	23,975	10.7%
Other noninterest income, excluding certain non-operating noninterest income items	1,036	1,401	(26.1%)
Noninterest expense, excluding certain non-operating noninterest expense items	(62,303)	(61,995)	0.5%
Pre-tax, pre-provision operating earnings (1)	29,120	28,563	2.0%
Provision for loan and covered loan losses	(5,674)	(18,210)	(68.8%)
Net losses on securities sales	-	(206)	N/M
Securities impairment losses	-	(737)	N/M
Gain on early extinguishment of debt	-	256	N/M
OREO valuation adjustments	(567)	(690)	(17.8%)
Net (losses) gains on OREO sales	(214)	387	N/M
Adjusted amortization of FDIC indemnification asset	(750)	-	N/M
Severance-related costs	(980)	(315)	N/M
Income before income tax	20,935	9,048	N/M
Income tax expense	(6,293)	(1,156)	N/M
Net income	14,642	7,892	85.5%
Net income applicable to non-vested restricted shares	(212)	(139)	52.5%
Net income applicable to common shares	$14,430	$7,753	86.1%
Weighted average diluted shares outstanding	73,874	73,505
Diluted earnings per common share	$0.20	$0.11
Performance Ratios (2)
Return on average common equity	6.17%	3.21%
Return on average assets	0.74%	0.40%
Net interest margin – tax equivalent	3.77%	3.88%
Efficiency ratio	66.50%	64.62%

N/M – Not meaningful.

(1)
Our accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, we provided this non-GAAP performance result, which we believe is useful because it assists investors in evaluating our operating performance. This non-GAAP financial measure should not be considered an alternative to GAAP and may not be comparable to similar non-GAAP measures used by other companies.

(2)	All ratios are presented on an annualized basis.

	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013 Change From
				December 31, 2012	March 31, 2012
Balance Sheet Highlights
Total assets	$8,055,819	$8,099,839	$7,988,002	$(44,020)	$67,817
Total loans, excluding covered loans	5,175,271	5,189,676	5,137,328	(14,405)	37,943
Total loans, including covered loans	5,361,958	5,387,570	5,388,704	(25,612)	(26,746)
Total deposits	6,600,795	6,672,255	6,486,363	(71,460)	114,432
Transactional deposits	5,251,715	5,272,307	4,897,093	(20,592)	354,622
Loans-to-deposits ratio	81.2%	80.7%	83.1%
Transactional deposits to total deposits	79.6%	79.0%	75.5%

	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013 Change From
				December 31, 2012	March 31, 2012
Asset Quality Highlights (1)
Non-accrual loans	$95,397	$84,534	$199,545	$10,863	$(104,148)
90 days or more past due loans (still accruing interest)	5,552	8,689	7,674	(3,137)	(2,122)
Total non-performing loans	100,949	93,223	207,219	7,726	(106,270)
TDRs (still accruing interest)	2,587	6,867	2,076	(4,280)	511
OREO	39,994	39,953	35,276	41	4,718
Total non-performing assets	$143,530	$140,043	$244,571	$3,487	$(101,041)
30-89 days past due loans (still accruing interest)	$22,222	$22,666	$21,241	$(444)	$981
Allowance for credit losses	88,230	90,750	117,771	(2,520)	(29,541)
Allowance for credit losses as a percent of loans	1.70%	1.75%	2.29%
Allowance for credit losses to non-accrual loans	92.49%	107.35%	59.02%

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

Net income applicable to common shareholders for the first quarter of 2013 was $14.4 million, or $0.20 per share, compared to $7.8 million, or $0.11 per share, for the first quarter of 2012.

Pre-tax, pre-provision operating earnings of $29.1 million for the first quarter of 2013 increased from $28.6 million for the first quarter of 2012. The increase resulted primarily from growth in mortgage banking income and wealth management fees, which more than offset the decline in net interest income. A discussion of noninterest income and noninterest expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $143.5 million at March 31, 2013, increasing from $140.0 million at December 31, 2012 and decreasing from $244.6 million at March 31, 2012. Compared to March 31, 2012, the significant decline in non-performing assets resulted from the disposal of $84.5 million of original carrying value of certain non-accrual loans through bulk loan sales completed during the fourth quarter of 2012, in addition to other accelerated credit remediation actions taken during the third and fourth quarters of 2012. The increase in non-performing assets from December 31, 2012 was driven by an increase in non-accrual loans, which was mitigated by a decline in TDRs from the return of $5.0 million to performing status and a decrease in loans 90 days or more past due. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of TDRs, 90 days past due loans, and OREO.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2012 10-K.

Our accounting and reporting policies conform to GAAP and general practices within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to returns on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, they should not be considered an alternative to GAAP. The effect of this adjustment is at the bottom of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2013 and 2012, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$584,170	$434	0.30%	$449,788	$275	0.25%	$92	$67	$159
Trading securities	14,357	36	1.00%	14,585	36	0.99%	-	-	-
Investment securities (2)	1,175,063	9,940	3.38%	1,163,338	11,734	4.03%	119	(1,913)	(1,794)
FHLB and Federal Reserve Bank stock	47,232	339	2.87%	52,531	330	2.51%	(21)	30	9
Loans, excluding covered loans (2)	5,148,343	60,001	4.73%	5,089,286	61,983	4.90%	320	(2,302)	(1,982)
Covered interest-earning assets (3)	223,691	3,449	6.25%	318,569	4,202	5.31%	(1,741)	988	(753)
Total loans	5,372,034	63,450	4.79%	5,407,855	66,185	4.92%	(1,421)	(1,314)	(2,735)
Total interest-earning assets (2)	7,192,856	74,199	4.18%	7,088,097	78,560	4.45%	(1,231)	(3,130)	(4,361)
Cash and due from banks	110,073			109,717
Allowance for loan and covered loan losses	(99,086)			(123,667)
Other assets	867,458			883,044
Total assets	$8,071,301			$7,957,191
Liabilities and Stockholders’ Equity:
Savings deposits	$1,107,213	247	0.09%	$995,955	283	0.11%	40	(76)	(36)
NOW accounts	1,145,482	175	0.06%	1,051,870	218	0.08%	22	(65)	(43)
Money market deposits	1,251,235	470	0.15%	1,184,316	521	0.18%	31	(82)	(51)
Time deposits	1,374,529	2,428	0.72%	1,621,926	4,491	1.11%	(611)	(1,452)	(2,063)
Borrowed funds	199,891	442	0.90%	203,548	515	1.02%	(9)	(64)	(73)
Senior and subordinated debt	214,796	3,435	6.49%	248,232	4,058	6.57%	(537)	(86)	(623)
Total interest-bearing liabilities	5,293,146	7,197	0.55%	5,305,847	10,086	0.76%	(1,064)	(1,825)	(2,889)
Demand deposits	1,740,825			1,591,198
Other liabilities	89,270			89,778
Stockholders’ equity - common	948,060			970,368
Total liabilities and stockholders’ equity	$8,071,301			$7,957,191
Net interest income/margin (2)		$67,002	3.77%		$68,474	3.88%	$(167)	$(1,305)	$(1,472)
Net interest income (GAAP)		$63,848			$65,182
Tax equivalent adjustment		3,154			3,292
Tax-equivalent net interest income		$67,002			$68,474

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

Average interest-earning assets for the first quarter of 2013 increased $104.8 million from the first quarter of 2012. Compared to the prior year quarter, growth in the loan portfolio, primarily in the commercial and industrial, agricultural, and 1-4 family categories, was offset by the disposal of $172.5 million of original carrying value of certain non-performing and performing potential problem loans through bulk loan sales completed during the fourth quarter of 2012 (“the bulk loan sales”). This loan growth, coupled with the rise in investment securities and other interest-earning assets, more than offset the decrease in covered interest-earning assets.

For the first quarter of 2013, tax-equivalent net interest income decreased $1.5 million, or 2.1%, and tax-equivalent net interest margin declined 11 basis points compared to the same period in 2012. These decreases were due primarily to lower yields earned on the Company’s investment securities and loans, reflecting a year-over-year decline in interest rates, partially offset by the lower cost of time deposits.

Interest earned on covered loans is generally recognized through the accretion of the discount on expected future cash flows. The change in the yield on covered interest-earning assets from the first quarter of 2012 was driven by revised estimates of future cash flows estimated to be received from borrowers and the FDIC under the FDIC Agreements.

Noninterest Income

A summary of noninterest income for the quarters ended March 31, 2013 and 2012 is presented in the following table.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012	% Change
Service charges on deposit accounts	$8,677	$8,660	0.2%
Card-based fees (1)	5,076	5,020	1.1%
Wealth management fees	5,839	5,392	8.3%
Mortgage banking income	1,966	-	N/M
Merchant servicing fees	2,554	2,322	10.0%
Other service charges, commissions, and fees	1,646	1,198	37.4%
Other income (2)(6)	781	1,383	(43.5%)
Total operating revenues	26,539	23,975	10.7%
Net trading gains (3)	1,036	1,401	(26.1%)
Net losses on securities sales (4)	-	(206)	N/M
Securities impairment losses (4)	-	(737)	N/M
Gain on early extinguishment of debt (5)(6)	-	256	N/M
Total noninterest income	$27,575	$24,689	11.7%

N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
(3)
Net trading gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(4)	For a discussion of these items, see the “Investment Portfolio Management” section below.
(5)	The gain on early extinguishment of debt relates to the repurchase and retirement of approximately $21 million in trust preferred junior subordinated debentures.
(6)	These line items are included in other income in the Condensed Consolidated Statements of Income.

Total noninterest income increased 11.7% for the first quarter of 2013 compared to the first quarter of 2012, reflecting growth across several categories of operating revenues.

Operating revenues for the first quarter of 2013 increased 10.7% from the prior year quarter, driven primarily by mortgage banking income from the sale of $54.0 million of mortgage loans, growth in other service charges, commissions, fees from income generated by interest rate derivative transactions, and a rise in wealth management fees. The rise in wealth management fees from the first quarter of 2012 resulted from higher levels of assets under management driven by new account relationships and improved market performance.

Merchant servicing fees increased compared to the first quarter of 2012 from higher processing volumes by certain large merchants. There is a corresponding increase in merchant card expense in the following table.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters ended March 31, 2013 and 2012.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012	% Change
Compensation expense:
Salaries and wages (1)(6)	$27,839	$25,699	8.3%
Nonqualified plan expense (2)(6)	1,124	1,558	(27.9%)
Retirement and other employee benefits (1)	7,606	6,793	12.0%
Total compensation expense	36,569	34,050	7.4%
Net OREO expense:
OREO valuation adjustments	567	690	(17.8%)
Net losses (gains) on OREO sales (3)	214	(387)	N/M
Net OREO operating expense (4)	1,018	1,561	(34.8%)
Net OREO expense	1,799	1,864	(3.5%)
Professional services:
Loan remediation costs	2,139	2,788	(23.3%)
Other professional services (1)	3,079	2,841	8.4%
Total professional services	5,218	5,629	(7.3%)
Net occupancy expense	5,980	6,205	(3.6%)
Equipment expense	2,167	2,126	1.9%
Technology and related costs	2,483	2,858	(13.1%)
FDIC premiums	1,742	1,719	1.3%
Advertising and promotions (7)	1,410	870	62.1%
Merchant card expense (7)	2,044	1,796	13.8%
Cardholder expenses (7)	929	1,042	(10.8%)
Adjusted amortization of FDIC indemnification asset (7)	750	-	N/M
Other expenses (7)	3,723	4,454	(16.4%)
Total noninterest expense	$64,814	$62,613	3.5%
Full-time equivalent employees	1,693	1,757	(3.6%)
Efficiency ratio (5)	66.50%	64.62%

N/M – Not meaningful.

(1)
In the first quarter of 2013, the Company recorded a $980,000 charge for severance-related costs that included $811,000 in salaries and wages, $64,000 in retirement and other employee benefits, and $105,000 in other professional services.

(2)	Nonqualified plan expense results from changes in the Company’s obligation to participants under deferred compensation agreements.
(3)	For a discussion of sales of OREO properties, refer to the “Non-performing Assets and Potential Problem Loans” section below.
(4)	Net OREO operating expense consists of real estate taxes, commissions paid on sales, insurance, and maintenance, net of any rental income.
(5)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total operating revenues and the tax-equivalent adjustment on the increase in BOLI.

(6)	These expenses are included in salaries and wages in the Condensed Consolidated Statements of Income.
(7)	These line items are included in other expenses in the Condensed Consolidated Statements of Income.

Total noninterest expense for the first quarter of 2013 increased 3.5% from the first quarter of 2012.

The increase in salaries and wages compared to the prior period was driven primarily by severance expense of $811,000, along with annual merit increases, an increase in incentive compensation, and a decrease in deferred salaries. Management expects to recover the severance expense over the next two quarters in reduced salaries and wages.

Retirement and other employee benefits increased from the quarter ended March 31, 2012 from higher pension expense.

The decline in OREO expense from the first quarter of 2012 resulted primarily from lower valuation adjustments and real estate tax expenses. These decreases were offset by losses realized on the sale of OREO properties in the first quarter of 2013 compared to gains on sales during the first quarter of 2012. Proceeds on sales of OREO were approximately 94% and 103% of carrying value for the quarters ended March 31, 2013 and 2012, respectively.

Compared to the first quarter of 2012, loan remediation costs decreased 23.3%. Improved credit quality driven by management’s accelerated credit remediation actions in the third and fourth quarters of 2012 resulted in lower legal expenses and appraisal costs related to performing potential problem loans. In addition, the positive variance was also impacted by lower servicing costs for our covered loan portfolio.

Other professional services increased from the prior year quarter due to severance-related costs and higher legal fees.

The increase in advertising and promotions expense was driven by certain marketing initiatives during the first quarter of 2013.

The adjusted amortization of the FDIC indemnification asset results from changes in the timing and amount of future cash flows expected to be received from the FDIC under loss sharing agreements based on management’s periodic estimates of future cash flows on covered loans.

The decline in other expenses compared to the prior quarter is primarily attributed to a $500,000 reduction in the reserve for unfunded commitments during the first quarter of 2013.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Income before income tax expense	$20,935	$9,048
Income tax expense:
Federal income tax expense	$4,360	$845
State income tax expense	1,933	311
Total income tax expense	$6,293	$1,156
Effective income tax rate	30.1%	12.8%

Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense and the related effective tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $6.3 million for the first quarter of 2013 compared to $1.2 million for the first quarter of 2012. The increase in income tax expense resulted primarily from higher first quarter 2013 income subject to tax at statutory rates. This increase in taxable income in relation to pre-tax income also resulted in a higher effective tax rate in the first quarter of 2013.

Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2012 10-K.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	March 31, 2013				December 31, 2012
	Fair Value	Net Unrealized (Losses) Gains	Amortized Cost	% of Total Amortized Cost	Fair Value	Net Unrealized (Losses) Gains	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$505	$-	$505	-	$508	$-	$508	-
CMOs	545,033	4,256	540,777	42.3%	400,383	3,237	397,146	35.6%
Other MBSs	150,074	4,823	145,251	11.4%	122,900	5,115	117,785	10.6%
Municipal securities	511,306	20,318	490,988	38.4%	520,043	24,137	495,906	44.5%
CDOs	12,924	(33,608)	46,532	3.6%	12,129	(34,404)	46,533	4.2%
Corporate debt securities	15,428	2,424	13,004	1.0%	15,339	2,333	13,006	1.2%
Equity securities	11,409	1,600	9,809	0.8%	11,101	1,411	9,690	0.8%
Total available-for- sale	1,246,679	(187)	1,246,866	97.5%	1,082,403	1,829	1,080,574	96.9%
Held-to-Maturity
Municipal securities	32,958	1,515	31,443	2.5%	36,023	1,728	34,295	3.1%
Total securities	$1,279,637	$1,328	$1,278,309	100.0%	$1,118,426	$3,557	$1,114,869	100.0%

	March 31, 2013			December 31, 2012
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	0.73%	0.75	0.20%	0.90%	0.92	0.20%
CMOs	2.97%	3.61	1.13%	2.22%	2.93	1.19%
Other MBSs	2.82%	4.09	2.22%	1.97%	3.62	2.79%
Municipal securities	4.66%	3.65	5.56%	4.49%	3.69	5.56%
CDOs	0.25%	8.31	0.00%	0.25%	8.36	0.00%
Corporate debt securities	5.44%	7.88	6.38%	5.51%	8.09	6.37%
Equity securities	N/A	N/A	0.00%	N/A	N/A	0.00%
Total available-for-sale	3.54%	3.90	3.00%	3.20%	3.65	3.37%
Held-to-Maturity
Municipal securities	5.44%	8.15	4.58%	6.30%	10.53	5.26%
Total securities	3.59%	4.00	3.04%	3.29%	3.86	3.43%

(1)
The effective duration of the securities portfolio represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in interest rates. This measure is used as a gauge of the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.

(2)
Average life is presented in years and represents the weighted-average time to receive all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Portfolio Composition

As of March 31, 2013, our securities portfolio totaled $1.3 billion, an increase of 14.4% compared to December 31, 2012. During the first quarter of 2013, available-for-sale securities purchases of $232.7 million more than offset $63.8 million in maturities and $2.7 million in premium amortization. CMOs grew 36.1% from December 31, 2012 due to the redeployment of cash and cash equivalents to take advantage of the interest rate environment during the first quarter of 2013. Our available-for-sale portfolio is comprised of 96.8% in U.S. agency securities, municipal securities, CMOs, and other MBSs, as of March

31, 2013. The remainder of the portfolio is comprised of seven CDOs with a total fair value of $12.9 million and miscellaneous other securities with fair values equaling $26.8 million.

Investments in municipal securities comprised 41.0%, or $511.3 million, of the total available-for-sale securities portfolio at March 31, 2013 and declined 1.7% from $520.0 million at December 31, 2012. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provided a predictable cash flow.

The average life and effective duration of our available-for-sale securities portfolio as of March 31, 2013 are elevated from the December 31, 2012 metrics due primarily to purchases of CMOs during the quarter. The decline in the yield to maturity from December 31, 2012 was impacted by purchases and repricing of securities in the CMO and other MBSs portfolios at lower interest rates.

Securities Gains and Losses

We had no securities gains or losses for the first quarter of 2013. Net securities losses were $943,000 for the first quarter of 2012, which included an OTTI charge of $642,000 on a single CDO.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses at March 31, 2013 were $187,000 compared to net unrealized gains of $1.8 million at December 31, 2012.

As of March 31, 2013, gross unrealized gains in the available-for-sale municipal securities portfolio totaled $21.5 million, and gross unrealized losses were $1.2 million, resulting in a net unrealized gain of $20.3 million compared to a net unrealized gain of $24.1 million as of December 31, 2012. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined $796,000 since December 31, 2012. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the illiquid nature of these particular investments. We do not believe the unrealized losses on the CDOs as of March 31, 2013 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of fair values for the CDOs was based on discounted cash flow analyses as described in Note 11 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of March 31, 2013 represents OTTI since the unrealized losses are not attributed to credit quality, but rather to changes in interest rates and temporary market movements.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.9% of total loans, excluding covered loans, at March 31, 2013. Consistent with our emphasis on relationship banking, the majority of our loans are made to our multi-relationship customers.

Table 7
Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2013	% of Total	December 31, 2012	% of Total	Annualized % Change
Commercial and industrial	$1,659,872	32.1%	$1,631,474	31.5%	7.0%
Agricultural	274,991	5.3%	268,618	5.2%	9.5%
Commercial real estate:
Office	465,279	9.0%	474,717	9.1%	(8.0%)
Retail	385,413	7.4%	368,796	7.1%	18.0%
Industrial	493,564	9.5%	489,678	9.4%	3.2%
Multi-family	298,117	5.8%	285,481	5.5%	17.7%
Residential construction	54,032	1.0%	61,462	1.2%	(48.4%)
Commercial construction	122,210	2.4%	124,954	2.4%	(8.8%)
Other commercial real estate	743,076	14.4%	773,121	14.9%	(15.5%)
Total commercial real estate	2,561,691	49.5%	2,578,209	49.6%	(2.6%)
Total corporate loans	4,496,554	86.9%	4,478,301	86.3%	1.6%
Home equity	379,352	7.3%	390,033	7.5%	(11.0%)
1-4 family mortgages	263,286	5.1%	282,948	5.5%	(27.8%)
Installment loans	36,079	0.7%	38,394	0.7%	(24.1%)
Total consumer loans	678,717	13.1%	711,375	13.7%	(18.4%)
Total loans, excluding covered loans	5,175,271	100.0%	5,189,676	100.0%	(1.1%)
Covered loans (1)	186,687		197,894		(22.7%)
Total loans	$5,361,958		$5,387,570		(1.9%)

(1)	For a detailed discussion of our covered loan portfolio, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Total loans, excluding covered loans, of $5.2 billion as of March 31, 2013 remained stable compared to December 31, 2012. The Company experienced annualized growth of 7.0% in the commercial and industrial category, 9.5% in agricultural lending, 18.0% in retail real estate loans, and 17.7% in multi-family loans from December 31, 2012. This growth was offset by continued declines in the other commercial real estate and the residential construction portfolios.

Strong annualized growth in the commercial and industrial, agricultural, retail, and multi-family loan categories benefitted from our targeted portfolio distribution efforts. In addition, sales personnel have been focused on expansion into specialized lending areas, such as agribusiness and asset-based lending, which contributed to the increases.

During the first quarter of 2013, we sold $54.0 million of 1-4 family mortgage loans to take advantage of favorable pricing in the secondary market. This contributed to the decrease in the consumer portfolio compared to the prior quarter since $41.9 million of these mortgages were outstanding at December 31, 2012. We continue to generate solid new mortgage volume, reflecting the expansion of our mortgage lending sales force that began in the second quarter of 2012.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 37.4% of loans, excluding covered loans, and totaled $1.9 billion at March 31, 2013, an increase of $34.8 million, or 7.3% annualized, from December 31, 2012. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. As part of our targeted portfolio distribution strategy, we are developing specialized lending platforms, such as healthcare, agribusiness, and asset-based lending. Agricultural loans generally provide seasonal support and are secured by facilities and equipment in addition to crop production, which is usually covered by crop insurance.

Commercial Real Estate Loans

Our focus for the commercial real estate portfolio is to grow loans secured by owner-occupied real estate. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate. All commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards specific to real estate loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the Company’s markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria.

The following table presents commercial real estate loans by owner-occupied or investor status and category.

Table 8
Commercial Real Estate Loans
(Dollar amounts in thousands)

	March 31, 2013			December 31, 2012
	Owner- Occupied	Investor	Total	Owner- Occupied	Investor	Total

Office, retail, and industrial:
Office	$174,898	$290,381	$465,279	$167,221	$307,496	$474,717
Retail	123,459	261,954	385,413	115,570	253,226	368,796
Industrial	275,283	218,281	493,564	270,484	219,194	489,678
Total office, retail, and industrial	573,640	770,616	1,344,256	553,275	779,916	1,333,191
Multi-family	-	298,117	298,117	-	285,481	285,481
Residential construction	-	54,032	54,032	-	61,462	61,462
Commercial construction	-	122,210	122,210	-	124,954	124,954
Other commercial real estate:
Rental properties (1)	27,911	87,865	115,776	26,902	94,272	121,174
Service stations and truck stops	83,760	19,785	103,545	95,794	18,727	114,521
Warehouses and storage	68,383	32,969	101,352	77,290	33,077	110,367
Hotels	-	64,362	64,362	-	73,347	73,347
Restaurants	62,936	17,660	80,596	62,921	17,509	80,430
Automobile dealers	34,845	5,039	39,884	39,392	5,729	45,121
Mobile home parks	-	27,191	27,191	-	27,147	27,147
Recreational	32,370	7,695	40,065	32,804	8,254	41,058
Religious	30,328	887	31,215	28,301	895	29,196
Medical	-	810	810	-	816	816
Multi-use properties	12,869	60,642	73,511	14,295	48,825	63,120
Other	30,671	34,098	64,769	32,401	34,423	66,824
Total other commercial real estate	384,073	359,003	743,076	410,100	363,021	773,121
Total commercial real estate	$957,713	$1,603,978	$2,561,691	$963,375	$1,614,834	$2,578,209
Commercial real estate loans, excluding multi-family and construction loans	$957,713	$1,129,619	$2,087,332	$963,375	$1,142,937	$2,106,312
Percent of total (2)	45.9%	54.1%		45.7%	54.3%

(1)	Owner-occupied rental properties primarily represent home-based businesses.
(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

Commercial real estate loans represent 49.5% of total loans, excluding covered loans, and totaled $2.6 billion at March 31, 2013, a decline of $16.5 million from December 31, 2012 from continued decreases in the construction and other commercial real estate portfolios. Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Owner-occupied office, retail, and other industrial loans were 42.7% of total office, retail, and industrial loans as of March 31, 2013.

Consumer Loans

Our consumer loan portfolio consists mainly of loans or lines of credit to individuals for residential or other personal expenditures. Home equity loans and lines of credit and 1-4 family mortgages are primarily secured by senior or junior liens on the borrower’s personal residence. Underwriting standards for these loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. Loan-to-value ratios on home equity and 1-4 family mortgages are based on the current value of the appraised collateral.

Non-performing Assets and Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part 1, Item 1 of this Form 10-Q.

Table 9
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of March 31, 2013
Commercial and industrial	$1,659,872	$1,622,225	$6,622	$688	$712	$29,625
Agricultural	274,991	274,094	-	242	-	655
Commercial real estate:
Office	465,279	459,685	2,757	-	-	2,837
Retail	385,413	376,905	416	-	244	7,848
Industrial	493,564	477,317	494	-	-	15,753
Multi-family	298,117	295,380	835	136	-	1,766
Residential construction	54,032	47,847	129	-	504	5,552
Commercial construction	122,210	120,277	1,060	-	-	873
Other commercial real estate	743,076	721,389	3,047	1,108	-	17,532
Total commercial real estate	2,561,691	2,498,800	8,738	1,244	748	52,161
Total corporate loans	4,496,554	4,395,119	15,360	2,174	1,460	82,441
Home equity	379,352	365,942	4,993	2,025	38	6,354
1-4 family mortgages	263,286	254,632	1,570	1,315	1,089	4,680
Installment loans	36,079	33,820	299	38	-	1,922
Total consumer loans	678,717	654,394	6,862	3,378	1,127	12,956
Total loans, excluding covered loans	5,175,271	5,049,513	22,222	5,552	2,587	95,397
Covered loans	186,687	130,186	10,655	24,934	-	20,912
Total loans	$5,361,958	$5,179,699	$32,877	$30,486	$2,587	$116,309
As of December 31, 2012
Commercial and industrial	$1,631,474	$1,598,342	$4,534	$2,138	$519	$25,941
Agricultural	268,618	266,991	79	375	-	1,173
Commercial real estate:
Office	474,717	471,242	871	197	-	2,407
Retail	368,796	358,945	2,415	626	-	6,810
Industrial	489,678	475,416	255	-	-	14,007
Multi-family	285,481	283,415	479	153	-	1,434
Residential construction	61,462	56,850	-	-	-	4,612
Commercial construction	124,954	124,081	-	-	-	873
Other commercial real estate	773,121	749,114	1,053	1,534	5,206	16,214
Total commercial real estate	2,578,209	2,519,063	5,073	2,510	5,206	46,357
Total corporate loans	4,478,301	4,384,396	9,686	5,023	5,725	73,471
Home equity	390,033	375,804	6,349	1,651	40	6,189
1-4 family mortgages	282,948	270,784	4,241	1,947	1,102	4,874
Installment loans	38,394	35,936	2,390	68	-	-
Total consumer loans	711,375	682,524	12,980	3,666	1,142	11,063
Total loans, excluding covered loans	5,189,676	5,066,920	22,666	8,689	6,867	84,534
Covered loans	197,894	145,751	6,514	31,447	-	14,182
Total loans	$5,387,570	$5,212,671	$29,180	$40,136	$6,867	$98,716

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 10
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2013	2012
	March 31	December 31	September 30	June 30	March 31
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$95,397	$84,534	$99,579	$198,508	$199,545
90 days or more past due loans	5,552	8,689	12,582	8,192	7,674
Total non-performing loans	100,949	93,223	112,161	206,700	207,219
TDRs (still accruing interest)	2,587	6,867	6,391	7,811	2,076
OREO	39,994	39,953	36,487	28,309	35,276
Total non-performing assets	$143,530	$140,043	$155,039	$242,820	$244,571
30-89 days past due loans	$22,222	$22,666	$20,088	$23,597	$21,241
Non-accrual loans to total loans	1.84%	1.63%	1.91%	3.75%	3.88%
Non-performing loans to total loans	1.95%	1.80%	2.15%	3.90%	4.03%
Non-performing assets to loans plus OREO	2.75%	2.68%	2.95%	4.56%	4.73%
Covered loans and covered OREO (1)
Non-accrual loans	$20,912	$14,182	$16,372	$14,540	$19,264
90 days or more past due loans	24,934	31,447	34,554	33,288	33,825
Total non-performing loans	45,846	45,629	50,926	47,828	53,089
TDRs (still accruing interest)	-	-	-	-	-
OREO	14,774	13,123	8,729	9,136	16,990
Total non-performing assets	$60,620	$58,752	$59,655	$56,964	$70,079
30-89 days past due loans	$10,655	$6,514	$9,241	$7,593	$8,387
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$116,309	$98,716	$115,951	$213,048	$218,809
90 days or more past due loans	30,486	40,136	47,136	41,480	41,499
Total non-performing loans	146,795	138,852	163,087	254,528	260,308
TDRs (still accruing interest)	2,587	6,867	6,391	7,811	2,076
OREO	54,768	53,076	45,216	37,445	52,266
Total non-performing assets	$204,150	$198,795	$214,694	$299,784	$314,650
30-89 days past due loans	$32,877	$29,180	$29,329	$31,190	$29,628
Non-accrual loans to total loans	2.17%	1.83%	2.13%	3.85%	4.06%
Non-performing loans to total loans	2.74%	2.58%	3.00%	4.60%	4.83%
Non-performing assets to loans plus OREO	3.77%	3.65%	3.92%	5.39%	5.78%

(1)
Covered loans and covered OREO are covered by FDIC Agreements that substantially mitigate the risk of loss. Past due covered loans in the tables above are determined by borrower performance compared to contractual terms, but are generally considered accruing loans since they continue to perform in accordance with our expectations of cash flows. For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I,  Item 1 of this Form 10-Q.

Non-performing assets, excluding covered loans and covered OREO, were $143.5 million at March 31, 2013. A decline in TDRs and loans 90 days or more past due were more than offset by the rise in non-accrual loans.

At March 31, 2013, non-accrual loans, excluding covered loans, totaled $95.4 million, an increase of $10.9 million, or 12.9%, from December 31, 2012. The rise in non-accrual loans resulted primarily from the transfer of five credit relationships totaling $14.0 million to non-accrual during the first quarter of 2013, which more than offset payments, charge-offs, and transfers to OREO.

TDRs

Loan modifications may be performed at the request of the individual borrower and may include reductions in interest rates, changes in payments, or maturity date extensions.

Table 11
TDRs by Type
(Dollar amounts in thousands)

	March 31, 2013		December 31, 2012		March 31, 2012
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	7	$3,204	6	$3,064	15	$1,758
Commercial real estate:
Office	-	-	-	-	-	-
Retail	1	244	2	2,407	1	220
Industrial	2	2,156	-	-	-	-
Multi-family	-	-	1	150	8	1,758
Residential construction	2	504	-	-	-	-
Commercial construction	-	-	-	-	1	14,006
Other commercial real estate	2	4,746	7	9,855	7	11,467
Total commercial real estate loans	7	7,650	10	12,412	17	27,451
Total corporate loans	14	10,854	16	15,476	32	29,209
Home equity	6	270	7	274	11	768
1-4 family mortgages	15	1,868	16	2,041	17	2,059
Installment loans	-	-	-	-	-	-
Total consumer loans	21	2,138	23	2,315	28	2,827
Total TDRs	35	$12,992	39	$17,791	60	$32,036
TDRs, still accruing interest	16	$2,587	19	$6,867	17	$2,076
TDRs, included in non-accrual	19	10,405	20	10,924	43	29,960
Total TDRs	35	$12,992	39	$17,791	60	$32,036
Year-to-date charge-offs on TDRs		$803		$10,003		$-
Valuation allowance related to TDRs		$2,526		$2,794		$916

At March 31, 2013, we had TDRs totaling $13.0 million, a decrease of $4.8 million from December 31, 2012. The March 31, 2013 total includes $2.6 million in loans that were restructured at market terms and are accruing interest compared to $6.9 million as of December 31, 2012. During the first quarter of 2013, we returned $5.0 million in accruing TDRs to performing status since they exhibited sufficient performance under the modified terms and had been restructured at market rates.

We have other TDRs totaling $10.4 million as of March 31, 2013, which are reported as non-accrual because they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time, and these restructures remain classified as TDRs for the remaining terms of the loans.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s potential operating or financial difficulties.

Table 12
Performing Potential Problem Loans
(Dollar amounts in thousands)

	March 31, 2013			December 31, 2012
	Special Mention (1)	Substandard (2)	Total Performing Potential Problem Loans	Special Mention (1)	Substandard (2)	Total Performing Potential Problem Loans
Commercial and industrial	$31,258	$10,256	$41,514	$37,833	$8,768	$46,601
Agricultural	-	-	-	331	-	331
Commercial real estate:
Office, retail, and industrial	55,086	17,393	72,479	57,271	16,746	74,017
Multi-family	2,535	-	2,535	1,921	-	1,921
Residential construction	9,215	8,443	17,658	11,870	11,588	23,458
Commercial construction	13,767	19,856	33,623	14,340	14,174	28,514
Other commercial real estate	9,928	26,222	36,150	14,056	30,149	44,205
Total commercial real estate	90,531	71,914	162,445	99,458	72,657	172,115
Total performing potential problem corporate loans	$121,789	$82,170	$203,959	$137,622	$81,425	$219,047

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

Performing potential problem loans totaled $204.0 million as of March 31, 2013, down $15.1 million, or 6.9%, from December 31, 2012, with improvement across the majority of corporate loan categories. As of March 31, 2013, approximately 40% of potential problem loans were comprised of 8 commercial loans each having balances greater than $5.0 million.

OREO Activity

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $40.0 million at March 31, 2013, remaining stable compared to December 31, 2012, and increasing $4.7 million from March 31, 2012.

Table 13
OREO Properties by Type
(Dollar amounts in thousands)

	March 31, 2013		December 31, 2012		March 31, 2012
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	21	$2,442	15	$2,054	13	$2,340
Land parcels:
Raw land	5	3,244	5	3,244	8	5,047
Farmland	-	-	1	207	1	207
Commercial lots	23	12,647	22	12,355	16	5,482
Single-family lots	27	3,942	29	4,970	25	6,803
Total land parcels	55	19,833	57	20,776	50	17,539
Multi-family units	14	996	10	796	6	609
Commercial properties	30	16,723	32	16,327	21	14,788
Total OREO, excluding covered OREO	120	39,994	114	39,953	90	35,276
Covered OREO	71	14,774	62	13,123	44	16,990
Total OREO properties	191	$54,768	176	$53,076	134	$52,266

Table 14
OREO Disposals and Write-Downs
(Dollar amounts in thousands)

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$3,484	$9	$3,493	$8,830	$8,326	$17,156
Less: Basis of properties sold	3,701	6	3,707	8,532	8,237	16,769
Net losses (gains) on sales of OREO	$217	$(3)	$214	$(298)	$(89)	$(387)
OREO transfers and valuation adjustments
OREO valuation adjustments	$525	$42	$567	$691	$(1)	$690

For the quarter ended March 31, 2013, we sold $3.7 million of OREO, excluding covered OREO, with proceeds at 94.1% of carrying value. These sales consisted of 15 properties with the majority classified as single-family homes and commercial properties.

OREO sales, excluding covered OREO, consisted of 13 properties for the quarter ended March 31, 2012, with the majority classified as raw land and multi-family units.

Allowance for Credit Losses

Methodology for the Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and covered loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, and consideration of current economic trends.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2013.

The accounting policies for the allowance for credit losses are discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 15
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Change in allowance for credit losses
Beginning balance	$102,812	$104,945	$118,682	$118,764	$121,962
Loan charge-offs:
Commercial and industrial	(2,986)	(2,425)	(43,099)	(6,405)	(8,170)
Agricultural	(90)	-	(4,531)	(18)	(20)
Office, retail, and industrial	(1,262)	(361)	(29,370)	(2,570)	(2,667)
Multi-family	(165)	(119)	(2,758)	(344)	(140)
Residential construction	(565)	(239)	(9,368)	(3,598)	(683)
Commercial construction	-	(100)	(11,037)	(2,616)	(170)
Other commercial real estate	(2,634)	(1,865)	(23,473)	(2,952)	(8,184)
Home equity and installment	(1,966)	(1,915)	(2,470)	(2,489)	(2,152)
1-4 family mortgages	(398)	(831)	(572)	(255)	(226)
Total loan charge-offs	(10,066)	(7,855)	(126,678)	(21,247)	(22,412)
Recoveries of loan charge-offs:
Commercial and industrial	2,089	647	1,318	535	646
Agricultural	-	177	-	-	70
Office, retail, and industrial	2	266	2	307	2
Multi-family	5	110	3	31	131
Residential construction	-	105	126	-	220
Commercial construction	2	-	-	-	-
Other commercial real estate	1,030	79	21	18	7
Home equity and installment	105	205	119	245	186
1-4 family mortgages	2	5	3	5	16
Total recoveries of loan charge-offs	3,235	1,594	1,592	1,141	1,278
Net loan charge-offs, excluding covered loans	(6,831)	(6,261)	(125,086)	(20,106)	(21,134)
Net covered loan charge-offs	(698)	(1,465)	(442)	(2,434)	(274)
Net loan charge-offs	(7,529)	(7,726)	(125,528)	(22,540)	(21,408)
Provision for loan and covered loan losses:
Provision for loan losses	4,811	1,463	102,934	20,035	17,932
Provision for covered loan losses	1,014	4,131	9,212	10,215	1,387
Less: expected reimbursement from the FDIC	(151)	(1)	(355)	(7,792)	(1,109)
Net provision for covered loan losses	863	4,130	8,857	2,423	278
Provision for loan and covered loan losses	5,674	5,593	111,791	22,458	18,210
Reduction in reserve for unfunded commitments (1)	(500)	-	-	-	-
Total provision for loan and covered loan losses and other	5,174	5,593	111,791	22,458	18,210
Ending balance	$100,457	$102,812	$104,945	$118,682	$118,764

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Allowance for credit losses
Allowance for loan losses	$85,364	$87,384	$93,048	$115,200	$115,271
Allowance for covered loan losses	12,227	12,062	9,397	982	993
Total allowance for loan and covered loan losses	97,591	99,446	102,445	116,182	116,264
Reserve for unfunded commitments	2,866	3,366	2,500	2,500	2,500
Total allowance for credit losses	$100,457	$102,812	$104,945	$118,682	$118,764
Amounts and ratios, excluding covered loans
Average loans	$5,148,343	$5,160,576	$5,353,911	$5,213,944	$5,089,286
Net loan charge-offs to average loans, annualized	0.54%	0.48%	9.29%	1.55%	1.67%
Allowance for credit losses at end of period as a percent of :
Total loans	1.70%	1.75%	1.83%	2.24%	2.31%
Non-accrual loans	92.49%	107.35%	95.95%	59.79%	59.52%
Non-performing loans	87.40%	97.35%	85.19%	57.42%	57.31%
Amounts and ratios, including covered loans
Average loans	$5,339,749	$5,367,121	$5,575,406	$5,454,295	$5,345,074
Net loan charge-offs to average loans, annualized	0.57%	0.57%	8.96%	1.66%	1.61%
Allowance for credit losses at end of period as a percent of :
Total loans	1.87%	1.91%	1.93%	2.15%	2.20%
Non-accrual loans	86.37%	104.15%	90.51%	55.71%	54.28%
Non-performing loans	68.43%	74.04%	64.35%	46.63%	45.62%

Activity in the Allowance for Credit Losses

The allowance for credit losses was $100.5 million as of March 31, 2013, a decline of $2.4 million from December 31, 2012 and $18.3 million from March 31, 2012. The allowance for credit losses was 1.87% of total loans at March 31, 2013 compared to 1.91% at December 31, 2012 and 2.20% from March 31, 2012, reflecting significant improvement in credit quality over the past 12 months.

Net loan charge-offs, excluding covered loan charge-offs, and the provision for loan and covered loan losses during the first quarter of 2013 remained stable or decreased compared to the prior periods presented. The decline in charge-offs compared to the first quarter of 2012 reflected improved credit quality due to management’s accelerated credit remediation actions that occurred during the third and fourth quarters of 2012, including the bulk loan sales.

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

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 16
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			First Quarter 2013 % Change From
	March 31, 2013	December 31, 2012	March 31, 2012	Fourth Quarter 2012	First Quarter 2012
Demand deposits	$1,740,825	$1,808,522	$1,591,198	(3.7%)	9.4%
Savings deposits	1,107,213	1,066,611	995,955	3.8%	11.2%
NOW accounts	1,145,482	1,133,740	1,051,870	1.0%	8.9%
Money market accounts	1,251,235	1,268,046	1,184,316	(1.3%)	5.7%
Transactional deposits	5,244,755	5,276,919	4,823,339	(0.6%)	8.7%
Time deposits	1,348,263	1,418,689	1,601,518	(5.0%)	(15.8%)
Brokered deposits	26,266	29,229	20,408	(10.1%)	28.7%
Total time deposits	1,374,529	1,447,918	1,621,926	(5.1%)	(15.3%)
Total deposits	6,619,284	6,724,837	6,445,265	(1.6%)	2.7%
Repurchase agreements	85,314	70,805	91,048	20.5%	(6.3%)
FHLB advances	114,577	114,585	112,500	(0.0%)	1.8%
Total borrowed funds	199,891	185,390	203,548	7.8%	(1.8%)
Senior and subordinated debt	214,796	214,764	248,232	0.0%	(13.5%)
Total funding sources	$7,033,971	$7,124,991	$6,897,045	(1.3%)	2.0%
Average interest rate paid on borrowed funds	0.90%	1.07%	1.02%
Weighted-average maturity of FHLB advances	38.1 months	20.8 months	29.6 months
Weighted-average interest rate of FHLB advances	1.30%	1.72%	1.71%

Average funding sources for the first quarter of 2013 decreased  $91.0 million from the fourth quarter of 2012 and increased $136.9 million from the first quarter of 2012. For the first quarter of 2013 compared to the prior year period, growth in demand and savings deposits more than offset the decline in time deposits, resulting in a more favorable product mix. Compared to the fourth quarter of 2012, declines in time deposits and demand deposits primarily contributed to the variance.

The reduction in average senior and subordinated debt compared to the prior year period was attributed to the repurchase and retirement of approximately $25.4 million of junior subordinated debentures and $12.0 million of subordinated notes during  2012.

Table 17
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2013		March 31, 2012
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
At period-end:
Securities sold under agreements to repurchase	$94,281	0.03%	$89,655	0.01%
FHLB advances	114,573	1.30%	112,500	1.71%
Total borrowed funds	$208,854	0.73%	$202,155	0.96%
Average for the year-to-date period:
Securities sold under agreements to repurchase	$85,314	0.02%	$91,048	0.01%
FHLB advances	114,577	1.55%	112,500	1.83%
Total borrowed funds	$199,891	0.90%	$203,548	1.02%
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$103,602		$103,591
FHLB advances	114,581		112,500

Average borrowed funds totaled $199.9 million for the first quarter of 2013, relatively unchanged from the first quarter of 2012.

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve’s minimum levels to be “well-capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of March 31, 2013 and December 31, 2012.

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

Table 18
Capital Measurements
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at March 31, 2013
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$771,150	$755,264
Tier 1 capital, as defined in federal regulations	$675,450	$652,480
Trust preferred securities included in Tier 1 capital	(59,965)	(59,965)
Tier 1 common capital	$615,485	$592,515
Risk-weighted assets, as defined in federal regulations	$6,401,019	$6,348,523
Average assets, as defined in federal regulations	7,717,847	7,768,967
Regulatory capital ratios:
Total capital to risk-weighted assets	12.05%	11.90%	10.00%	20%	$131,048
Tier 1 capital to risk-weighted assets	10.55%	10.28%	6.00%	76%	$291,389
Tier 1 common capital to risk-weighted assets (1)	9.62%	9.33%	N/A(2)	N/A(2)	N/A(2)
Tier 1 leverage to average assets	8.75%	8.40%	5.00%	75%	$289,558
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$953,451	$940,893
Goodwill and other intangible assets	(280,240)	(281,059)
Tangible common equity	673,211	659,834
Accumulated other comprehensive loss	16,889	15,660
Tangible common equity, excluding accumulated other comprehensive loss	$690,100	$675,494
Total assets	$8,055,819	$8,099,839
Goodwill and other intangible assets	(280,240)	(281,059)
Tangible assets	$7,775,579	$7,818,780
Tangible common equity ratios:
Tangible common equity to tangible assets	8.66%	8.44%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	8.88%	8.64%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.52%	10.39%	N/A(2)	N/A(2)	N/A(2)

(1)	Excludes the impact of trust-preferred securities.
(2)	Ratio is not subject to formal Federal Reserve regulatory guidance.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP and are consistent with general practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2012 10-K. These policies, along with the disclosures presented in “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed in our 2012 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2012 10-K.

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

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a most likely forecast, a flat or unchanged rate environment, a gradual increase and decrease of 200 basis points that occur in equal steps over a six-month time horizon, and immediate increases of 200 and 300 basis points and decreases of 100 and 200 basis points.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	-100	+200	+300
March 31, 2013:
Dollar change	$(11,579)	$11,474	$(15,801)	$(10,174)	$17,436	$30,135
Percent change	-4.4%	+4.4%	-6.0%	-3.9%	+6.7%	+11.5%
December 31, 2012:
Dollar change	$(10,678)	$12,933	$(19,173)	$(13,502)	$19,766	$33,786
Percent change	-4.1%	+4.9%	-7.3%	-5.1%	+7.5%	+12.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

Overall, in rising interest rate scenarios, interest rate risk volatility increased at March 31, 2013 compared to December 31, 2012 and in declining interest rate scenarios, generally, interest rate risk volatility is less negative at March 31, 2013 compared to December 31, 2012. Slower anticipated prepayment speeds are expected to result in fewer loans repricing thus mitigating interest rate risk volatility in a declining interest rate scenario and increasing exposure in a rising interest rate scenario.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	-100	+200	+300
March 31, 2013:
Dollar change	$(103,909)	$(53,860)	$80,226	$109,085
Percent change	-8.3%	-4.3%	+6.4%	+8.7%
December 31, 2012:
Dollar change	$(134,704)	$(86,090)	$130,148	$181,210
Percent change	-11.0%	-7.0%	+10.6%	+14.7%

As of March 31, 2013, the estimated sensitivity of the economic value of equity to rising interest rates is less positive compared to December 31, 2012, and the estimated sensitivity to falling rates is less negative compared to December 31, 2012. The change from December 31, 2012 is due to changes in assumed loan prepayment speeds described in the previous section.

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

In August of 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution, and no class has been certified. The Bank filed a motion to dismiss the complaint and, on January 23, 2013, the Circuit Court granted the Bank’s motion and dismissed the complaint with prejudice. On February 20, 2013, the plaintiffs filed a notice of appeal with the

Illinois Appellate Court. The Company continues to believe that the Bank has meritorious defenses to the claims made by the plaintiffs.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2012. However, these factors may not be the only risks or uncertainties the Company faces.

Based on currently available information, the Company has not identified any additional material changes in the Company’s risk factors as previously disclosed, except as discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during the first quarter of 2013. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of March 31, 2013. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2013	178	$13.26	-	2,494,747
February 1 – February 28, 2013	122,711	12.73	-	2,494,747
March 1 – March 31, 2013	-	-	-	2,494,747
Total	122,889	$12.73	-

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 7 of the Company’s Notes to the Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

                                        First Midwest Bancorp, Inc.

                                         /s/ PAUL F. CLEMENS
             Paul F. Clemens
       Executive Vice President, Chief Financial Officer,
          and Principal Accounting Officer*

Date:  May 10, 2013

* Duly authorized to sign on behalf of the registrant.