Form 10-Q
period 2013-06-30
FIRST MIDWEST BANCORP INC
filed 2013-08-09
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
As of August 9, 2013, there were 75,062,597 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$130,992	$149,420
Interest-bearing deposits in other banks	653,113	566,846
Trading securities, at fair value	15,451	14,162
Securities available-for-sale, at fair value	1,223,486	1,082,403
Securities held-to-maturity, at amortized cost	30,373	34,295
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	35,161	47,232
Loans, excluding covered loans	5,287,565	5,189,676
Covered loans	171,861	197,894
Allowance for loan and covered loan losses	(94,110)	(99,446)
Net loans	5,365,316	5,288,124
Other real estate owned (“OREO”), excluding covered OREO	39,497	39,953
Covered OREO	13,681	13,123
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	23,158	37,051
Premises, furniture, and equipment	118,285	121,596
Accrued interest receivable	27,626	27,535
Investment in bank-owned life insurance (“BOLI”)	207,081	206,405
Goodwill and other intangible assets	279,421	281,059
Other assets	180,684	190,635
Total assets	$8,343,325	$8,099,839
Liabilities
Noninterest-bearing deposits	$1,855,906	$1,762,903
Interest-bearing deposits	5,010,841	4,909,352
Total deposits	6,866,747	6,672,255
Borrowed funds	196,603	185,984
Senior and subordinated debt	214,843	214,779
Accrued interest payable and other liabilities	90,479	85,928
Total liabilities	7,368,672	7,158,946
Stockholders’ Equity
Common stock	858	858
Additional paid-in capital	411,470	418,318
Retained earnings	813,516	786,453
Accumulated other comprehensive loss, net of tax	(10,299)	(15,660)
Treasury stock, at cost	(240,892)	(249,076)
Total stockholders’ equity	974,653	940,893
Total liabilities and stockholders’ equity	$8,343,325	$8,099,839
Per Common Share Data
Par Value	$0.01	$0.01
Shares authorized	100,000	100,000
Shares issued	85,787	85,787
Shares outstanding	75,063	74,840
Treasury shares	10,724	10,947
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Loans, excluding covered loans	$59,111	$61,993	$118,542	$123,484
Covered loans	4,151	4,473	7,600	8,675
Investment securities	7,657	8,414	15,013	17,348
Other short-term investments	834	638	1,643	1,279
Total interest income	71,753	75,518	142,798	150,786
Interest Expense
Deposits	3,003	4,678	6,323	10,191
Borrowed funds	385	490	827	1,005
Senior and subordinated debt	3,435	3,646	6,870	7,704
Total interest expense	6,823	8,814	14,020	18,900
Net interest income	64,930	66,704	128,778	131,886
Provision for loan and covered loan losses	5,813	22,458	11,487	40,668
Net interest income after provision for loan and covered loan losses	59,117	44,246	117,291	91,218
Noninterest Income
Service charges on deposit accounts	9,118	8,848	17,795	17,508
Card-based fees	5,547	5,312	10,623	10,332
Wealth management fees	6,126	5,394	11,965	10,786
Mortgage banking income	1,040	-	3,006	-
Merchant servicing fees	2,899	2,908	5,453	5,230
Other service charges, commissions, and fees	1,278	1,189	2,924	2,387
Other income	1,217	235	3,034	3,275
Net securities gains (losses)	216	151	216	(792)
Total noninterest income	27,441	24,037	55,016	48,726
Noninterest Expense
Salaries and wages	26,820	23,852	55,783	51,109
Retirement and other employee benefits	6,101	5,714	13,707	12,507
Net occupancy and equipment expense	7,793	7,513	15,940	15,844
Technology and related costs	2,884	2,851	5,367	5,709
Professional services	5,595	6,905	10,813	12,534
Net OREO expense	1,084	4,124	2,883	5,988
FDIC premiums	1,704	1,659	3,446	3,378
Other expenses	10,446	8,539	19,302	16,701
Total noninterest expense	62,427	61,157	127,241	123,770
Income before income tax expense	24,131	7,126	45,066	16,174
Income tax expense	7,955	761	14,248	1,917
Net income	16,176	6,365	30,818	14,257
Net income applicable to non-vested restricted shares	(219)	(76)	(431)	(215)
Net income applicable to common shares	$15,957	$6,289	$30,387	$14,042
Per Common Share Data
Basic earnings per common share	$0.22	$0.09	$0.41	$0.19
Diluted earnings per common share	$0.22	$0.09	$0.41	$0.19
Dividends declared per common share	$0.04	$.01	$0.05	$.02
Weighted-average common shares outstanding	74,017	73,659	73,942	73,582
Weighted-average diluted common shares outstanding	74,024	73,659	73,950	73,582
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$16,176	$6,365	$30,818	$14,257
Available-for-sale securities
Unrealized holding gains (losses):
Before tax	1,164	(1,409)	(852)	1,490
Tax effect	(945)	550	(158)	(549)
Net of tax	219	(859)	(1,010)	941
Reclassification of net gains (losses) included in net income:
Before tax	216	151	216	(792)
Tax effect	(88)	(62)	(88)	324
Net of tax	128	89	128	(468)
Net unrealized holding gains (losses)	91	(948)	(1,138)	1,409
Unrecognized net pension costs
Unrealized holding gains:
Before tax	10,997	-	10,997	-
Tax effect	(4,498)	-	(4,498)	-
Net of tax	6,499	-	6,499	-
Total other comprehensive income (loss)	6,590	(948)	5,361	1,409
Total comprehensive income	$22,766	$5,417	$36,179	$15,666

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	1,409	-	1,409
Balance at June 30, 2012	$1,055	$(12,922)	$(11,867)
Balance at January 1, 2013	$1,115	$(16,775)	$(15,660)
Other comprehensive income	(1,138)	6,499	5,361
Balance at June 30, 2013	$(23)	$(10,276)	$(10,299)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2012	74,435	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive income	-	-	-	14,257	1,409	-	15,666
Common dividends declared ($0.02 per common share)	-	-	-	(1,494)	-	-	(1,494)
Share-based compensation expense	-	-	3,139	-	-	-	3,139
Restricted stock activity	429	-	(16,424)	-	-	15,049	(1,375)
Treasury stock (purchased for) issued to benefit plans	(2)	-	(51)	-	-	80	29
Balance at June 30, 2012	74,862	$858	$414,665	$823,250	$(11,867)	$(248,354)	$978,552
Balance at January 1, 2013	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income	-	-	-	30,818	5,361	-	36,179
Common dividends declared ($0.05 per common share)	-	-	-	(3,755)	-	-	(3,755)
Share-based compensation expense	-	-	2,854	-	-	-	2,854
Restricted stock activity	224	-	(9,648)	-	-	8,126	(1,522)
Treasury stock (purchased for) issued to benefit plans	(1)	-	(54)	-	-	58	4
Balance at June 30, 2013	75,063	$858	$411,470	$813,516	$(10,299)	$(240,892)	$974,653

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$70,414	$86,051
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	125,533	191,624
Proceeds from sales of securities available-for-sale	19,745	12,059
Purchases of securities available-for-sale	(289,666)	(371,251)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	5,803	10,470
Purchases of securities held-to-maturity	(1,881)	(10,945)
Proceeds from the redemption of FHLB stock	12,071	11,437
Net increase in loans	(85,210)	(236,927)
(Purchases) of BOLI, net of proceeds from claims	(76)	315
Proceeds from sales of OREO	10,907	37,983
Proceeds from sales of premises, furniture, and equipment	1,425	3
Purchases of premises, furniture, and equipment	(3,286)	(3,986)
Net cash used in investing activities	(204,635)	(359,218)
Financing Activities
Net increase in deposit accounts	194,492	148,568
Net increase (decrease) in borrowed funds	10,619	(15,847)
Payments for the retirement of subordinated debt	-	(20,004)
Cash dividends paid	(1,499)	(1,491)
Restricted stock activity	(1,588)	(1,392)
Excess tax benefit (expense) related to share-based compensation	36	(35)
Net cash provided by financing activities	202,060	109,799
Net increase (decrease) in cash and cash equivalents	67,839	(163,368)
Cash and cash equivalents at beginning of period	716,266	641,530
Cash and cash equivalents at end of period	$784,105	$478,162
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$11,502	$20,828
Non-cash transfer of loans held-for-investment to loans held-for-sale	1,275	1,500
Non-cash transfer of loans held-for-sale to loans held-for-investment	-	1,500
Non-cash transfer of an investment from other assets to securities available-for-sale	2,787	-
Dividends declared but unpaid	3,005	749
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The accompanying quarterly statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K (“2012 10-K”). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

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

Loans – Loans held-for-investment are loans that the Company intends to hold until they are paid in full and are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized as a yield adjustment over the contractual life of the related loans or commitments and included in interest income. Fees related to standby letters of credit are amortized into fee income over the contractual life of the commitment. Other credit-related fees are recognized as fee income when earned. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition.

Purchased Impaired Loans – Purchased impaired loans are recorded at fair value on the acquisition date and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent increases in cash flows are recognized as interest income prospectively. The present value of any decreases in expected cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or establishing an allowance for loan and covered loan losses.

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

Commercial loans and loans secured by real estate are charged-off when deemed uncollectible. A loss is recorded if the net realizable value of the underlying collateral is less than the outstanding principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans, are usually charged-off no later than the end of the month in which the loan becomes 120 days past due.

Purchased impaired loans are generally considered accruing loans unless reasonable estimates of the timing and amount of future cash flows cannot be determined. Loans without reasonable cash flow estimates are classified as non-accrual loans, and interest income is not recognized on those loans until the timing and amount of the future cash flows can be reasonably determined.

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

90-Days Past Due Loans –The Company’s accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.

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

Loans deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are charged to expense through the provision for loan and covered loan losses. The amount of provision depends on a number of factors, including net charge-off levels, loan growth, changes in the composition of the loan portfolio, and the Company’s assessment of the allowance for loan and covered loan losses based on the methodology discussed below.

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

The general reserve component is based on a loss migration analysis, which examines actual loss experience for a rolling 8-quarter period by loan category and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly using actual loss experience. This component is then adjusted based on management’s consideration of many internal and external qualitative factors, including:

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

Allowance for Covered Loan Losses – The Company’s allowance for covered loan losses reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered purchased impaired loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of cash flows on all of the outstanding covered purchased impaired loans using either a probability of default/loss given default (“PD/LGD”) methodology or a specific review methodology. The PD/LGD model is an expected loss model that estimates future cash flows using a probability of default curve and loss given default estimates.

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

FDIC Indemnification Asset – The majority of loans and OREO acquired through FDIC-assisted transactions are covered by loss share agreements with the FDIC (the “FDIC Agreements”), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets. The FDIC indemnification asset represents the present value of future expected reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses on purchased impaired loans and OREO by the reimbursement rates in the FDIC Agreements.

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

At the hedge’s inception and quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized into earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. If the forecasted transaction is no longer probable, the gain or loss is included in earnings immediately.

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

Technical Corrections and Improvements: In October of 2012, the FASB issued guidance to update the Accounting Standards Codification (the “Codification”) on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Although the updates do not introduce any new fair value measurement requirements, they could result in changes to existing practices. Amendments that do not have transition guidance are effective immediately, and amendments subject to transition guidance was effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not materially impact the Company’s financial condition, results of operations, or liquidity.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February of 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component on either the face of the income statement or as a separate disclosure in the notes to the financial statements. This guidance was effective for fiscal periods beginning after December 15, 2012. The Company provides disclosures related to amounts reclassified out of accumulated other comprehensive income in Note 3, “Securities.” Since this guidance only impacted the placement of certain disclosures in the financial statements, the adoption of this guidance on January 1, 2013 did not impact the Company’s financial condition, results of operations, or liquidity.

3.  SECURITIES

Securities are generally classified as held-to-maturity, trading, or available-for-sale at the time of purchase. Securities classified as held-to-maturity are securities for which management has the positive intent and ability to hold to maturity and are stated at cost.

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

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2013				December 31, 2012
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$503	$-	$-	$503	$508	$-	$-	$508
Collateralized mortgage obligations (“CMOs”)	543,194	1,691	(8,462)	536,423	397,146	3,752	(515)	400,383
Other mortgage-backed securities (“MBSs”)	124,773	3,540	(1,541)	126,772	117,785	5,183	(68)	122,900
Municipal securities	482,090	13,669	(5,000)	490,759	495,906	24,623	(486)	520,043
Trust-preferred collateralized debt obligations (“CDOs”)	46,532	-	(31,615)	14,917	46,533	-	(34,404)	12,129
Corporate debt securities	13,002	2,105	-	15,107	13,006	2,333	-	15,339
Equity securities:
Hedge fund investment	1,208	1,533	-	2,741	1,231	385	-	1,616
Other equity securities	11,423	24,890	(49)	36,264	8,459	1,026	-	9,485
Total equity securities	12,631	26,423	(49)	39,005	9,690	1,411	-	11,101
Total available-for- sale securities	$1,222,725	$47,428	$(46,667)	$1,223,486	$1,080,574	$37,302	$(35,473)	$1,082,403
Securities Held-to-Maturity
Municipal securities	$30,373	$1,698	$-	$32,071	$34,295	$1,728	$-	$36,023
Trading Securities				$15,451				$14,162

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$10,974	$10,552	$3,817	$4,030
After one year to five years	312,235	300,232	9,548	10,082
After five years to ten years	113,812	109,437	6,999	7,390
After ten years	105,106	101,065	10,009	10,569
Securities that do not have a single contractual maturity	680,598	702,200	-	-
Total	$1,222,725	$1,223,486	$30,373	$32,071

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $917.5 million at June 30, 2013 and $675.3 million at December 31, 2012. No securities held-to-maturity were pledged as of June 30, 2013 or December 31, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$19,745	$9,397	$19,745	$12,059
Gains (losses) on sales of securities:
Gross realized gains	216	1,556	216	1,603
Gross realized losses	-	-	-	(253)
Net realized gains on securities sales	216	1,556	216	1,350
Non-cash impairment charges:
Other-than-temporary securities impairment (“OTTI”)	-	(1,591)	-	(2,328)
Portion of OTTI recognized in other comprehensive loss	-	186	-	186
Net non-cash impairment charges	-	(1,405)	-	(2,142)
Net realized gains (losses)	216	151	216	(792)
Income tax (expense) benefit on net realized gains (losses)	(88)	(62)	(88)	324
Net amount reclassified from accumulated other comprehensive loss	$128	$89	$128	$(468)
Net trading gains (losses)(1)	$214	$(575)	$1,250	$826

(1)	All net trading gains relate to trading securities still held as of June 30, 2013 and June 30, 2012.

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

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
CDO Number	2013	2012	2013	2012	Life-to-Date
1	$-	$-	$-	$-	$10,360
2	-	893	-	1,535	9,402
3	-	512	-	591	2,262
4	-	-	-	-	1,078
5	-	-	-	-	8,570
6	-	-	-	-	243
	$-	$1,405	$-	$2,126	$31,915

The following table presents a rollforward of life-to-date credit losses recognized in earnings attributable to available-for-sale debt securities held by the Company for the quarters and six months ended June 30, 2013 and 2012.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cumulative amount recognized at the beginning of the period	$38,803	$37,262	$38,803	$36,525
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	-	1,405	-	2,142
Losses recognized on securities that did not previously have credit losses	-	-	-	-
Reduction for a security sale (2)	(6,750)	-	(6,750)	-
Cumulative amount recognized at the end of the period	$32,053	$38,667	$32,053	$38,667

(1)	Included in net securities losses in the Condensed Consolidated Statements of Income.
(2)	During the second quarter of 2013, one CDO with a carrying value of zero was sold, resulting in a gain of $101,000. This CDO had OTTI of $6.8 million that were previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2013 and December 31, 2012.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2013
CMOs	60	$343,795	$7,979	$42,355	$483	$386,150	$8,462
Other MBSs	17	52,776	1,514	5,296	27	58,072	1,541
Municipal securities	143	64,014	4,142	21,884	858	85,898	5,000
CDOs	6	-	-	14,917	31,615	14,917	31,615
Equity securities	1	2,183	49	-	-	2,183	49
Total	227	$462,768	$13,684	$84,452	$32,983	$547,220	$46,667
As of December 31, 2012
CMOs	19	$102,939	$421	$12,796	$94	$115,735	$515
Other MBSs	6	7,210	55	176	13	7,386	68
Municipal securities	49	28,903	459	1,238	27	30,141	486
CDOs	6	-	-	12,129	34,404	12,129	34,404
Total	80	$139,052	$935	$26,339	$34,538	$165,391	$35,473

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any remaining individual unrealized loss as of June 30, 2013 represents an OTTI attributable to credit quality. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of June 30, 2013 reflect the illiquidity of these structured investment vehicles. Management does not believe any remaining unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. As of June 30, 2013, the portion of unrealized losses not related to credit deterioration totaled $31.6 million.

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

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
Commercial and industrial	$1,743,139	$1,631,474
Agricultural	288,632	268,618
Commercial real estate:
Office, retail, and industrial	1,319,849	1,333,191
Multi-family	306,182	285,481
Residential construction	50,384	61,462
Commercial construction	117,116	124,954
Other commercial real estate	759,367	773,121
Total commercial real estate	2,552,898	2,578,209
Total corporate loans	4,584,669	4,478,301
Home equity	374,406	390,033
1-4 family mortgages	291,770	282,948
Installment	36,720	38,394
Total consumer loans	702,896	711,375
Total loans, excluding covered loans	5,287,565	5,189,676
Covered loans (1)	171,861	197,894
Total loans	$5,459,426	$5,387,570
Deferred loan fees included in total loans	$5,180	$5,941
Overdrawn demand deposits included in total loans	$3,001	$4,451

(1)	For information on covered loans, refer to Note 5, “Acquired Loans.”

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

Mortgage Loan Sales

During the quarter ended June 30, 2013, the Company sold $28.0 million of mortgage loans at a gain of $1.0 million, which is included in mortgage banking income in the Consolidated Statements of Income. For the six months ended June 30, 2013, a gain of $3.0 million was recognized on $82.0 million of mortgage loans sold. The Company retained servicing responsibilities for the sold mortgages and collects servicing fees equal to a percentage of the outstanding principal balance.

The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 11, “Commitments, Guarantees, and Contingent Liabilities.”

5.  ACQUIRED LOANS

Since 2009, the Company acquired the majority of the assets and assumed the deposits of four financial institutions in FDIC-assisted transactions. In three of those transactions, most loans and OREO acquired are covered by the FDIC Agreements. The significant accounting policies related to purchased impaired loans and the related FDIC indemnification asset are presented in Note 1, “Summary of Significant Accounting Policies.”

Acquired Loans
 (Dollar amounts in thousands)

	June 30, 2013				December 31, 2012
	Covered		Non-Covered	Total	Covered		Non-Covered	Total
Purchased impaired loans	$133,675	(1)	$16,312	$149,987	$154,762	(1)	$18,198	$172,960
Other loans (2)	38,186		20,441	58,627	43,132		22,480	65,612
Total acquired loans	$171,861		$36,753	$208,614	$197,894		$40,678	$238,572

(1)
At acquisition, the Company made an election to account for certain covered loans as purchased impaired loans. These loans totaled $26.3 million at June 30, 2013 and $28.1 million at December 31, 2012.

(2)	These loans did not meet the requirements to be accounted for as purchased impaired loans at acquisition.

Except for leases and revolving loans, management determined that a significant portion of the acquired loans had evidence of credit deterioration since origination (“purchased impaired loans”), and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration was evaluated using indicators, such as past due and non-accrual status. Other key considerations and indicators included the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company is in compliance with those requirements as of June 30, 2013 and December 31, 2012.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$28,958	$58,488	$37,051	$65,609
Amortization	(908)	(2,517)	(2,232)	(4,496)
Expected reimbursements from the FDIC for changes in expected credit losses	(1,512)	7,738	(2,454)	9,772
Payments received from the FDIC	(3,380)	(5,407)	(9,207)	(12,583)
Ending balance	$23,158	$58,302	$23,158	$58,302

Changes in the accretable yield for purchased impaired loans were as follows.

 Changes in Accretable Yield
                     (Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$45,532	$41,045	$51,498	$52,147
Accretion	(4,456)	(5,794)	(8,342)	(11,181)
Other	6,028	13,729	3,948	8,014
Ending balance	$47,104	$48,980	$47,104	$48,980

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of June 30, 2013 and December 31, 2012. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
June 30, 2013
Commercial and industrial	$1,720,522	$10,911	$11,706	$22,617	$1,743,139	$28,157	$425
Agricultural	287,789	167	676	843	288,632	786	-
Commercial real estate:
Office, retail, and industrial	1,297,720	1,477	20,652	22,129	1,319,849	24,428	160
Multi-family	304,304	570	1,308	1,878	306,182	2,068	131
Residential construction	47,259	-	3,125	3,125	50,384	3,331	-
Commercial construction	112,218	2,965	1,933	4,898	117,116	3,878	-
Other commercial real estate	746,039	3,000	10,328	13,328	759,367	13,022	99
Total commercial real estate	2,507,540	8,012	37,346	45,358	2,552,898	46,727	390
Total corporate loans	4,515,851	19,090	49,728	68,818	4,584,669	75,670	815
Home equity	362,492	4,574	7,340	11,914	374,406	6,377	2,222
1-4 family mortgages	284,672	1,841	5,257	7,098	291,770	5,064	767
Installment	34,289	348	2,083	2,431	36,720	2,082	28
Total consumer loans	681,453	6,763	14,680	21,443	702,896	13,523	3,017
Total loans, excluding covered loans	5,197,304	25,853	64,408	90,261	5,287,565	89,193	3,832
Covered loans	122,129	6,573	43,159	49,732	171,861	28,468	27,700
Total loans	$5,319,433	$32,426	$107,567	$139,993	$5,459,426	$117,661	$31,532
December 31, 2012
Commercial and industrial	$1,614,167	$4,883	$12,424	$17,307	$1,631,474	$25,941	$2,138
Agricultural	267,077	79	1,462	1,541	268,618	1,173	375
Commercial real estate:
Office, retail, and industrial	1,306,526	4,130	22,535	26,665	1,333,191	23,224	823
Multi-family	283,634	761	1,086	1,847	285,481	1,434	153
Residential construction	57,009	-	4,453	4,453	61,462	4,612	-
Commercial construction	124,081	-	873	873	124,954	873	-
Other commercial real estate	755,103	1,053	16,965	18,018	773,121	16,214	1,534
Total commercial real estate	2,526,353	5,944	45,912	51,856	2,578,209	46,357	2,510
Total corporate loans	4,407,597	10,906	59,798	70,704	4,478,301	73,471	5,023
Home equity	376,801	6,482	6,750	13,232	390,033	6,189	1,651
1-4 family mortgages	272,270	4,472	6,206	10,678	282,948	4,874	1,947
Installment	35,936	2,390	68	2,458	38,394	-	68
Total consumer loans	685,007	13,344	13,024	26,368	711,375	11,063	3,666
Total loans, excluding covered loans	5,092,604	24,250	72,822	97,072	5,189,676	84,534	8,689
Covered loans	147,462	6,517	43,915	50,432	197,894	14,182	31,447
Total loans	$5,240,066	$30,767	$116,737	$147,504	$5,387,570	$98,716	$40,136

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended June 30, 2013
Beginning balance	$36,544	$10,695	$3,704	$4,667	$17,757	$11,997	$12,227	$2,866	$100,457
Charge-offs	(3,116)	(1,453)	(213)	(850)	(547)	(2,523)	(1,980)	-	(10,682)
Recoveries	573	35	30	5	329	413	3	-	1,388
Net charge-offs	(2,543)	(1,418)	(183)	(845)	(218)	(2,110)	(1,977)	-	(9,294)
Provision for loan and covered loan losses and other	(2,259)	2,580	(97)	348	(1,370)	2,480	4,131	-	5,813
Ending balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976
Quarter ended June 30, 2012
Beginning balance	$44,715	$17,556	$5,082	$14,095	$20,848	$12,975	$993	$2,500	$118,764
Charge-offs	(6,423)	(2,570)	(344)	(3,598)	(5,568)	(2,744)	(2,434)	-	(23,681)
Recoveries	535	307	31	-	18	250	-	-	1,141
Net charge-offs	(5,888)	(2,263)	(313)	(3,598)	(5,550)	(2,494)	(2,434)	-	(22,540)
Provision for loan and covered loan losses and other	4,583	3,060	20	2,235	7,935	2,202	2,423	-	22,458
Ending balance	$43,410	$18,353	$4,789	$12,732	$23,233	$12,683	$982	$2,500	$118,682
Six months ended June 30, 2013
Beginning balance	$36,761	$11,432	$3,575	$5,242	$17,512	$12,862	$12,062	$3,366	$102,812
Charge-offs	(6,291)	(2,715)	(378)	(1,415)	(3,082)	(4,887)	(2,686)	-	(21,454)
Recoveries	2,662	37	35	5	1,361	520	11	-	4,631
Net charge-offs	(3,629)	(2,678)	(343)	(1,410)	(1,721)	(4,367)	(2,675)	-	(16,823)
Provision for loan and covered loan losses and other	(1,390)	3,103	192	338	378	3,872	4,994	(500)	10,987
Ending balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976
Six months ended June 30, 2012
Beginning balance	$46,017	$16,012	$5,067	$14,423	$22,823	$14,131	989	$2,500	$121,962
Charge-offs	(14,613)	(5,237)	(484)	(4,281)	(13,922)	(5,122)	(2,708)	-	(46,367)
Recoveries	1,251	309	162	220	25	452	-	-	2,419
Net charge-offs	(13,362)	(4,928)	(322)	(4,061)	(13,897)	(4,670)	(2,708)	-	(43,948)
Provision for loan and covered loan losses and other	10,755	7,269	44	2,370	14,307	3,222	2,701	-	40,668
Ending balance	$43,410	$18,353	$4,789	$12,732	$23,233	$12,683	982	$2,500	$118,682

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
June 30, 2013
Commercial, industrial, and agricultural	$25,127	$2,004,771	$1,873	$2,031,771	$3,687	$28,055	$-	$31,742
Commercial real estate:
Office, retail, and industrial	22,895	1,296,954	-	1,319,849	1,081	10,776	-	11,857
Multi-family	1,047	305,007	128	306,182	157	3,267	-	3,424
Residential construction	2,902	47,482	-	50,384	59	4,111	-	4,170
Other commercial real estate	15,303	857,164	4,016	876,483	636	15,533	-	16,169
Total commercial real estate	42,147	2,506,607	4,144	2,552,898	1,933	33,687	-	35,620
Total corporate loans	67,274	4,511,378	6,017	4,584,669	5,620	61,742	-	67,362
Consumer	-	692,601	10,295	702,896	-	12,367	-	12,367
Total loans, excluding covered loans	67,274	5,203,979	16,312	5,287,565	5,620	74,109	-	79,729
Covered loans:
Purchased impaired loans	-	-	133,675	133,675	-	-	13,545	13,545
Other loans	-	38,186	-	38,186	-	836	-	836
Total covered loans	-	38,186	133,675	171,861	-	836	13,545	14,381
Reserve for unfunded commitments	-	-	-	-	-	2,866	-	2,866
Total loans	$67,274	$5,242,165	$149,987	$5,459,426	$5,620	$77,811	$13,545	$96,976
December 31, 2012
Commercial, industrial, and agricultural	$23,731	$1,874,464	$1,897	$1,900,092	$9,404	$27,357	$-	$36,761
Commercial real estate:
Office, retail, and industrial	21,736	1,311,455	-	1,333,191	971	10,461	-	11,432
Multi-family	642	284,718	121	285,481	-	3,575	-	3,575
Residential construction	4,040	57,422	-	61,462	-	5,242	-	5,242
Other commercial real estate	16,160	877,749	4,166	898,075	1,247	16,265	-	17,512
Total commercial real estate	42,578	2,531,344	4,287	2,578,209	2,218	35,543	-	37,761
Total corporate loans	66,309	4,405,808	6,184	4,478,301	11,622	62,900	-	74,522
Consumer	-	699,361	12,014	711,375	-	12,862	-	12,862
Total loans, excluding covered loans	66,309	5,105,169	18,198	5,189,676	11,622	75,762	-	87,384
Covered loans:
Purchased impaired loans	-	-	154,762	154,762	-	-	11,134	11,134
Other loans	-	43,132	-	43,132	-	928	-	928
Total covered loans	-	43,132	154,762	197,894	-	928	11,134	12,062
Reserve for unfunded commitments	-	-	-	-	-	3,366	-	3,366
Total loans	$66,309	$5,148,301	$172,960	$5,387,570	$11,622	$80,056	$11,134	$102,812

Loans Individually Evaluated for Impairment

Corporate non-accrual loans exceeding a fixed dollar amount are individually evaluated for impairment when the internal risk rating is at or below a certain level. The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2013 and December 31, 2012. Loans acquired with deteriorated credit quality are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	June 30, 2013				December 31, 2012
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$20,635	$4,492	$40,989	$3,687	$5,636	$18,095	$39,834	$9,404
Agricultural	-	-	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	19,133	3,762	31,736	1,081	14,504	7,232	29,631	971
Multi-family	902	145	3,045	157	642	-	2,406	-
Residential construction	2,032	870	7,200	59	4,040	-	10,741	-
Commercial construction	3,881	-	4,247	-	-	876	1,242	90
Other commercial real estate	8,588	2,834	15,479	636	5,218	10,066	23,907	1,157
Total commercial real estate	34,536	7,611	61,707	1,933	24,404	18,174	67,927	2,218
Total impaired loans individually evaluated for impairment	$55,171	$12,103	$102,696	$5,620	$30,040	$36,269	$107,761	$11,622

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2013		2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$25,757	$1	$55,623	$-
Agricultural	-	-	932	-
Commercial real estate:
Office, retail, and industrial	23,662	6	35,348	-
Multi-family	1,009	-	9,424	-
Residential construction	4,018	-	19,912	-
Commercial construction	2,379	-	20,353	-
Other commercial real estate	13,762	5	40,127	6
Total commercial real estate	44,830	11	125,164	6
Total impaired loans	$70,587	$12	$181,719	$6

	Six Months Ended June 30,
	2013		2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$24,429	$3	$50,626	$9
Agricultural	-	-	927	-
Commercial real estate:
Office, retail, and industrial	22,316	10	32,015	-
Multi-family	845	-	7,976	-
Residential construction	3,471	-	18,493	-
Commercial construction	2,379	-	21,554	-
Other commercial real estate	13,353	8	45,985	6
Total commercial real estate	42,364	18	126,023	6
Total impaired loans	$66,793	$21	$177,576	$15

(1)	Recorded using the cash basis of accounting.

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2013			As of December 31, 2012
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$695	$15,699	$16,394	$519	$2,545	$3,064
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	628	365	993	-	2,407	2,407
Multi-family	1,053	264	1,317	-	150	150
Residential construction	500	-	500	-	-	-
Commercial construction	-	-	-	-	-	-
Other commercial real estate	4,300	1,003	5,303	5,206	4,649	9,855
Total commercial real estate	6,481	1,632	8,113	5,206	7,206	12,412
Total corporate loans	7,176	17,331	24,507	5,725	9,751	15,476
Home equity	160	220	380	40	234	274
1-4 family mortgages	951	899	1,850	1,102	939	2,041
Installment	-	-	-	-	-	-
Total consumer loans	1,111	1,119	2,230	1,142	1,173	2,315
Total loans	$8,287	$18,450	$26,737	$6,867	$10,924	$17,791

(1)	These loans are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. TDRs had related specific reserves totaling $2.2 million as of June 30, 2013 and $2.8 million as of December 31, 2012.

The following table presents a summary of loans that were restructured during the quarters and six months ended June 30, 2013 and 2012.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended June 30, 2013
Commercial and industrial	2	$13,354	$-	$-	$-	$13,354
Office, retail, and industrial	3	386	-	-	-	386
Multi-family	5	1,275	-	57	-	1,332
Residential construction	-	-	-	-	-	-
Other commercial real estate	5	564	-	-	-	564
Home equity	1	125	-	-	-	125
1-4 family mortgages	-	-	-	-	-	-
Total TDRs restructured during the period	16	$15,704	$-	$57	$-	$15,761
Quarter ended June 30, 2012
Commercial and industrial	1	$252	$-	$-	$170	$82
Office, retail, and industrial	1	625	-	-	-	625
Other commercial real estate	7	11,906	-	-	652	11,254
1-4 family mortgages	1	133	-	-	-	133
Total TDRs restructured during the period	10	$12,916	$-	$-	$822	$12,094
Six months ended June 30, 2013
Commercial and industrial	4	$14,070	$-	$2	$-	$14,072
Office, retail, and industrial	4	601	30	-	-	631
Multi-family	5	1,275	-	57	-	1,332
Residential construction	2	508	-	-	-	508
Other commercial real estate	5	564	-	-	-	564
Home equity	1	125	-	-	-	125
1-4 family mortgages	1	132	-	4	-	136
Total TDRs restructured during the period	22	$17,275	$30	$63	$-	$17,368
Six months ended June 30, 2012
Commercial and industrial	1	$252	$-	$-	$170	$82
Office, retail, and industrial	1	625	-	-	-	625
Other commercial real estate	7	11,906	-	-	652	11,254
1-4 family mortgages	4	563	-	4	-	567
Total TDRs restructured during the period	13	$13,346	$-	$4	$822	$12,528

Accruing TDRs that have payment defaults and do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the six months ended June 30, 2013 and 2012 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	-	$-	-	$-	1	$350	-	$-
Office, retail, and industrial	-	-	1	220	-	-	1	220
Other commercial real estate	1	198	-	-	3	354	-	-
1-4 family mortgages	-	-	-	-	-	-	1	62
Total	1	$198	1	$220	4	$704	2	$282

For TDRs to be removed from TDR status, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring and (ii) be in compliance with the modified loan terms. TDRs that were returned to performing status totaled $5.0 million and $16.6 million for the six months ended June 30, 2013 and 2012, respectively. For the quarter ended June 30, 2013, no TDRs were returned to performing status compared to $576,000 for the quarter ended June 30, 2012.

There were no commitments to lend additional funds to borrowers with TDRs as of June 30, 2013 or December 31, 2012.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Corporate Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
June 30, 2013
Commercial and industrial	$1,674,784	$31,029	$9,169	$28,157	$1,743,139
Agricultural	287,846	-	-	786	288,632
Commercial real estate:
Office, retail, and industrial	1,219,337	53,574	22,510	24,428	1,319,849
Multi-family	301,406	1,921	787	2,068	306,182
Residential construction	29,104	10,029	7,920	3,331	50,384
Commercial construction	85,638	8,747	18,853	3,878	117,116
Other commercial real estate	717,192	9,875	19,278	13,022	759,367
Total commercial real estate	2,352,677	84,146	69,348	46,727	2,552,898
Total corporate loans	$4,315,307	$115,175	$78,517	$75,670	$4,584,669
December 31, 2012
Commercial and industrial	$1,558,932	$37,833	$8,768	$25,941	$1,631,474
Agricultural	267,114	331	-	1,173	268,618
Commercial real estate:
Office, retail, and industrial	1,235,950	57,271	16,746	23,224	1,333,191
Multi-family	282,126	1,921	-	1,434	285,481
Residential construction	33,392	11,870	11,588	4,612	61,462
Commercial construction	95,567	14,340	14,174	873	124,954
Other commercial real estate	712,702	14,056	30,149	16,214	773,121
Total commercial real estate	2,359,737	99,458	72,657	46,357	2,578,209
Total corporate loans	$4,185,783	$137,622	$81,425	$73,471	$4,478,301

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

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Performing	Non-accrual	Total
June 30, 2013
Home equity	$368,029	$6,377	$374,406
1-4 family mortgages	286,706	5,064	291,770
Installment	34,638	2,082	36,720
Total consumer loans	$689,373	$13,523	$702,896
December 31, 2012
Home equity	$383,844	$6,189	$390,033
1-4 family mortgages	278,074	4,874	282,948
Installment	38,394	-	38,394
Total consumer loans	$700,312	$11,063	$711,375

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$16,176	$6,365	$30,818	$14,257
Net income applicable to non-vested restricted shares	(219)	(76)	(431)	(215)
Net income applicable to common shares	$15,957	$6,289	$30,387	$14,042
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	74,017	73,659	73,942	73,582
Dilutive effect of common stock equivalents	7	-	8	-
Weighted-average diluted common shares outstanding	74,024	73,659	73,950	73,582
Basic earnings per common share	$0.22	$0.09	$0.41	$0.19
Diluted earnings per common share	$0.22	$0.09	$0.41	$0.19
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,447	1,756	1,520	1,809

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company’s common stock.

8.  INCOME TAXES

 Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before income tax expense	$24,131	$7,126	$45,066	$16,174
Income tax expense:
Federal income tax expense	$5,553	$126	$9,913	$971
State income tax expense	2,402	635	4,335	946
Total income tax expense	$7,955	$761	$14,248	$1,917
Effective income tax rate	33.0%	10.7%	31.6%	11.9%

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

Income tax expense was $8.0 million and $14.2 million for the second quarter and six months ended June 30, 2013, respectively, compared to $761,000 and $1.9 million for the same periods in 2012. The rise in income tax expense, and related increases in effective tax rates, resulted primarily from higher levels of income during 2013, which are subject to tax at statutory rates and an increase in taxable income in relation to pre-tax income. In addition, changes in Indiana tax law during the second quarter of 2013 resulted in a rise in state income tax expense.

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Income Taxes,” in the Company’s 2012 10-K.

9.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution retirement savings plan (the “Profit Sharing Plan”) and a noncontributory defined benefit retirement plan (the “Pension Plan”) that covers eligible employees. Additional information regarding the Profit Sharing Plan and Pension Plan can be found in Note 15, “Employee Benefit Plans,” in the Company’s 2012 10-K.

The Pension Plan covers a majority of employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate enrollment of new participants. During the second quarter of 2013, the Board of Directors approved an amendment to freeze benefit accruals under the Pension Plan effective on January 1, 2014. As a result of the Pension Plan amendment, the Company recorded an immaterial curtailment loss and remeasured the Pension Plan obligations and assets as of June 30, 2013. The remeasurement decreased the projected pension obligation by $11.0 million and increased other comprehensive income by $6.5 million, after tax. Depending on various factors, these actions could reduce 2013 pension expense by approximately $1.0 million.

Components of Net Periodic Benefit Cost
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$678	$540	$1,916	$1,081
Interest cost	629	513	1,779	1,027
Expected return on plan assets	(1,120)	(841)	(3,167)	(1,684)
Recognized net actuarial loss	-	318	-	637
Amortization of prior service cost	378	1	1,070	2
Net periodic cost	$565	$531	$1,598	$1,063

The Company’s policy is to amortize the Pension Plan’s net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company hedges the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts are designated as fair value hedges.

Fair Value Hedges
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
Notional amount outstanding	$15,300	$15,860
Derivative liability fair value	(1,730)	(2,270)
Weighted-average interest rate received	2.11%	2.12%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	4.27	4.76
Cash pledged to collateralize net unrealized losses with counterparties (1)	$1,863	$2,516
Fair value of assets needed to settle derivative transactions (2)	1,759	2,301

(1)	No other collateral was required to be pledged.
(2)	This amount represents the fair value if credit risk related contingent factors were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the quarters and six months ended June 30, 2013 and 2012, gains or losses relating to fair value hedge ineffectiveness were not material.

The Company also enters into derivative transactions with customers and simultaneously enters into an offsetting interest rate derivative transaction with a third-party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees of $522,000 related to customer derivative instruments were recorded in noninterest income for the six months ended June 30, 2013. There were no transaction fees recorded for the quarter ended June 30, 2013 and for the quarter and six months ended June 30, 2012.

Other Derivative Instruments
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
Notional amount outstanding	$23,211	$-
Derivative asset fair value	241	-
Derivative liability fair value	(241)	-

Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At June 30, 2013, these collateral agreements covered 100% of the fair value of the Company’s outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of June 30, 2013 and December 31, 2012, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2013, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of June 30, 2013 or December 31, 2012. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
Commitments to extend credit:
Commercial and industrial	$790,927	$737,973
Commercial real estate	196,987	168,105
Residential construction	14,089	18,986
Home equity lines	261,962	258,156
Credit card lines	26,804	25,459
Overdraft protection program (1)	174,681	176,328
All other commitments	103,890	105,344
Total commitments	$1,569,340	$1,490,351
Letters of credit:
Commercial real estate	$43,635	$52,145
Residential construction	5,694	5,696
All other	58,412	57,996
Total letters of credit	$107,741	$115,837
Unamortized fees associated with letters of credit (2)(3)	$559	$740
Remaining weighted-average term, in months	10.26	13.20
Remaining lives, in years	0.1 to 11.1	0.1 to 11.6
Recourse on assets sold:
Unpaid principal balance of assets sold	$126,901	$50,110
Carrying value of recourse obligation (2)	129	55

	Advance Dated
	May 17, 2012	October 3, 2012
Forward committed advances with FHLB:
Amount of advance	$200,000	$50,000
Interest rate	2.05%	1.77%
Expected settlement date	May 19, 2014	October 3, 2014
Maturity date	May 20, 2019	October 3, 2019

(1)
Federal regulations regarding electronic fund transfers require customers to affirmatively consent to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Customers are provided a specific line for the amount they may overdraw.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	The Company amortizes these amounts into income over the commitment period.

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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation on the maximum potential future payments or expiration of the Company’s recourse obligation. No loans were required to be repurchased during the quarters and six months ended June 30, 2013 or 2012.

During 2012, the Company entered into two forward commitments with the FHLB to take advantage of low interest rates for future funding. The advances have prepayment features allowing the Company to prepay the advances below par if the prepayment calculations indicate a discount.

Legal Proceedings

In 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution. No class has been certified. The Bank filed a motion to dismiss the plaintiffs’ complaint and, on January 23, 2013, the Circuit Court entered an order granting the Bank’s motion and dismissed the complaint with prejudice. The plaintiffs have appealed the Circuit Court’s ruling, and the appeal is currently pending with the Appellate Court of Illinois. The Company continues to believe that the Bank has meritorious defenses to the claims made by the plaintiffs.

There are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from any legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2013.

12.  FAIR VALUE

Fair value represents the amount received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. Those assets and liabilities are presented below in the sections titled “Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis.”

Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed at fair value. Refer to the “Financial Instruments Not Required to be Measured at Fair Value” section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the value of the Company.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,291	$-	$-	$1,554	$-	$-
Mutual funds	14,160	-	-	12,608	-	-
Total trading securities	15,451	-	-	14,162	-	-
Securities available-for-sale:
U.S. agency securities	-	503	-	-	508	-
CMOs	-	536,423	-	-	400,383	-
Other MBSs	-	126,772	-	-	122,900	-
Municipal securities	-	490,759	-	-	520,043	-
CDOs	-	-	14,917	-	-	12,129
Corporate debt securities	-	15,107	-	-	15,339	-
Hedge fund investment	-	2,741	-	-	1,616	-
Other equity securities	27,454	8,810	-	43	9,442	-
Total securities available- for-sale	27,454	1,181,115	14,917	43	1,070,231	12,129
Mortgage servicing rights (1)	-	-	1,352	-	-	985
Derivative assets (1)	-	241	-	-	-	-
Liabilities:
Derivative liabilities (2)	$-	$1,971	$-	$-	$2,270	$-

(1)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified in level 1 of the fair value hierarchy. The Company’s available-for-sale securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.

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

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of June 30, 2013
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5	6
Characteristics:
Class	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,178
Fair value	3,539	318	3,669	4,773	833	1,785
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	44	55	60	61	56	78
Percent of Issuers currently performing	77.3%	78.2%	78.3%	55.7%	60.7%	66.7%
Current deferral and default percent (1)	15.8%	16.1%	11.3%	34.8%	41.9%	28.7%
Expected future deferral and default percent (2)	17.6%	17.9%	15.2%	25.2%	27.4%	14.7%
Excess subordination percent (3)	-	-	-	-	-	1.9%
Discount rate risk adjustment (4)	14.3%	15.3%	14.3%	13.3%	14.3%	12.8%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.2%	7.6%	5.6%	5.9%	7.2%	4.4%
Probability of default	21.7%	26.2%	21.7%	27.6%	39.3%	30.6%
Loss given default	88.0%	90.2%	89.4%	92.8%	92.6%	95.3%
Probability of deferral cure	38.1%	32.6%	26.3%	53.0%	38.1%	43.6%

(1)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.
(2)
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

(3)
Represents additional defaults that the CDO can absorb before the security experiences any credit impairment. The excess subordination percentage is calculated by dividing the amount of potential additional loss that can be absorbed (before the receipt of all expected future principal and interest payments is affected) by the total balance of performing collateral.

(4)	Cash flows are discounted at LIBOR plus this adjustment to reflect the higher risk inherent in these securities.

Most Issuers have the right to prepay its securities on the fifth anniversary of issuance and under other limited circumstances. To estimate prepayments, a credit analysis of each Issuer is performed to estimate its ability and likelihood to fund a prepayment. If a prepayment occurs, the Company receives cash equal to the par value for the portion of the CDO associated with that Issuer.

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

A rollforward of the carrying value of CDOs for the quarters and six months ended June 30, 2013 and 2012 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$12,924	$13,685	$12,129	$13,394
Total income (loss):
Non-cash credit impairment included in earnings (1)	-	(1,405)	-	(2,126)
Included in other comprehensive income (2)	1,993	(1,198)	2,788	(186)
Ending balance (3)	$14,917	$11,082	$14,917	$11,082
Change in unrealized losses recognized in earnings related to securities still held at end of period	$-	$(1,405)	$-	$(2,126)

(1)	Included in net securities gains (losses) in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.
(2)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.
(3)
There were no purchases, issuances, or settlements of CDOs during the periods presented. One CDO with a carrying value of zero was sold during the quarter ended June 30, 2013, resulting in a gain of $101,000.

Mortgage Servicing Rights

The Company services loans for others totaling $177.7 million as of June 30, 2013 and $109.7 million as of December 31, 2012. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, “Fair Value,” in the Company’s 2012 10-K.

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

Pension Plan Assets

Although pension plan assets are not consolidated in the Company’s Consolidated Statements of Financial Condition, the fair value of pension plan assets is required to be measured at fair value on an annual basis. Additionally, pension plan assets were remeasured as of June 30, 2013 as a result of the amendment to freeze the benefit accruals under the Pension Plan. Refer to Note 9, “Employee Benefit Plans” for additional discussion regarding this change. The fair value of pension plan assets is presented in the following table by level in the fair value hierarchy.

Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$21,445	$-	$21,445	$16,009	$-	$16,009
U.S. government and government agency securities	5,626	6,940	12,566	6,510	7,295	13,805
Corporate bonds	-	5,794	5,794	-	8,653	8,653
Common stocks	14,889	-	14,889	15,001	-	15,001
Common trust funds	-	9,568	9,568	-	10,033	10,033
Total pension plan assets	$41,960	$22,302	$64,262	$37,520	$25,981	$63,501

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.

Mutual funds, U.S. government agency securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds and U.S. Treasury securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified as level 2 of the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Plan’s year end and are classified as level 2 in the fair value hierarchy.

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis

The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$18,164	$-	$-	$61,454
OREO (1)	-	-	7,468	-	-	11,956
Loans held-for-sale (2)	-	-	1,589	-	-	-
Assets held-for-sale (3)	-	-	1,027	-	-	1,668

(1)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer.
(2)	Included in other assets in the Consolidated Statements of Financial Condition.
(2)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loans and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% - 20%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Collateral-dependent impaired loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.

OREO

The fair value of OREO is measured using the current appraised value of the properties. In certain circumstances, a current appraisal may not be available or may not represent an accurate measurement of the property’s fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any valuation adjustments for reductions in the fair value of OREO are recognized in the Company’s operating results in the period in which they occur.

Loans Held-for-Sale

As of June 30, 2013 loans held-for-sale consisted of multiple commercial and 1-4 family mortgage loans. The loans were transferred into the held-for-sale category at the sales contract price and classified as level 3 in the fair value hierarchy. The Company had no loans classified as held-for-sale as of June 30, 2012.

Assets Held-for-Sale

As of June 30, 2013, assets held-for-sale consisted of two former bank branches that are no longer in operation, which were transferred into the held-for-sale category at their recorded investment as an approximation of fair value. Therefore, they are classified in level 3 of the fair value hierarchy.

Valuation Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Charged to allowance for loan and covered loan losses:
Collateral-dependent impaired loans	$4,426	$17,674	$11,208	$36,414
Loans held-for-sale	1,560	-	1,560	3,135
Charged to earnings:
OREO	19	1,824	586	2,514

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Financial Instruments Not Required to be Measured at Fair Value
(Dollar amounts in thousands)

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$130,992	$130,992	$149,420	$149,420
Interest-bearing deposits in other banks	2	653,113	653,113	566,846	566,846
Securities held-to-maturity	2	30,373	32,071	34,295	36,023
FHLB and Federal Reserve Bank stock	2	35,161	35,161	47,232	47,232
Net loans	3	5,365,316	5,312,948	5,288,124	5,305,286
FDIC indemnification asset	3	23,158	15,802	37,051	27,040
Accrued interest receivable	3	27,626	27,626	27,535	27,535
Investment in BOLI	3	207,081	207,081	206,405	206,405
Other interest earning assets	3	8,336	8,904	9,923	10,640
Liabilities:
Deposits	2	$6,866,747	$6,864,899	$6,672,255	$6,674,510
Borrowed funds	2	196,603	198,184	185,984	189,074
Senior and subordinated debt	1	214,843	226,335	214,779	216,686
Accrued interest payable	2	2,623	2,623	2,884	2,884
Standby letters of credit	2	559	559	740	740

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

FHLB and Federal Reserve Bank Stock - The carrying amounts approximate fair value.

Net Loans - Net loans includes loans, covered loans, and the allowance for loans and covered loan losses. The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

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

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. The future cash flows are estimated by multiplying expected losses on covered loans and covered OREO by the reimbursement rates in the FDIC Agreements.

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

Deposits - The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, commercial real estate, or municipal customers through approximately 90 banking offices. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and six-months ended June 30, 2013 and 2012. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2012 Annual Report on Form 10-K (“2012 10-K”). The results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of future results.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations” in this report and in our 2012 Annual Report on Form 10-K as well as our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP and are consistent with general practices in the banking industry. Critical accounting policies are policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which may affect amounts reported in the financial statements.

For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies,” presented in Note 1 to the Consolidated Financial Statements and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2012 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for credit losses, valuation of securities, and income taxes since December 31, 2012.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Operating Results
Interest income	$71,753	$75,518	(5.0%)	$142,798	$150,786	(5.3%)
Interest expense	(6,823)	(8,814)	(22.6%)	(14,020)	(18,900)	(25.8%)
Net interest income	64,930	66,704	(2.7%)	128,778	131,886	(2.4%)
Fee-based revenues	26,008	23,651	10.0%	51,766	46,243	11.9%
Other noninterest income (1)	1,217	235	N/M	3,034	3,019	0.5%
Noninterest expense (1)	(61,454)	(58,630)	4.8%	(123,757)	(120,625)	2.6%
Pre-tax, pre-provision operating earnings (2)	30,701	31,960	(3.9%)	59,821	60,523	(1.2%)
Provision for loan and covered loan losses	(5,813)	(22,458)	(74.1%)	(11,487)	(40,668)	(71.8%)
Net gains on securities sales	216	1,556	(86.1%)	216	1,350	(84.0%)
Securities impairment losses	-	(1,405)	100.0%	-	(2,142)	100.0%
Gain on early extinguishment of debt	-	-	-	-	256	(100.0%)
OREO valuation adjustments	(19)	(1,824)	(99.0%)	(586)	(2,514)	(76.7%)
Net gains (losses) on OREO sales	307	(703)	N/M	93	(316)	N/M
Adjusted amortization of FDIC indemnification asset	(750)	-	N/M	(1,500)	-	N/M
Severance-related costs	(511)	-	N/M	(1,491)	(315)	N/M
Income before income tax	24,131	7,126	N/M	45,066	16,174	N/M
Income tax expense	(7,955)	(761)	N/M	(14,248)	(1,917)	N/M
Net income	16,176	6,365	N/M	30,818	14,257	N/M
Net income applicable to non-vested restricted shares	(219)	(76)	N/M	(431)	(215)	N/M
Net income applicable to common shares	$15,957	$6,289	N/M	$30,387	$14,042	N/M
Weighted average diluted common shares outstanding	74,024	73,659		73,950	73,582
Diluted earnings per common share	$0.22	$0.09		$0.41	$0.19
Performance Ratios (3)
Return on average common equity	6.66%	2.59%		6.42%	2.90%
Return on average assets	0.79%	0.32%		0.76%	0.36%
Net interest margin – tax equivalent	3.70%	3.88%		3.73%	3.88%
Efficiency ratio	64.27%	60.56%		65.38%	62.58%

N/M – Not meaningful.

(1)	Excludes certain non-operating noninterest items.
(2)
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

(3)	All ratios are presented on an annualized basis.

	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013 Change From
				December 31, 2012	June 30, 2012
Balance Sheet Highlights
Total assets	$8,343,325	$8,099,839	$8,099,355	$243,486	$243,970
Total loans, excluding covered loans	5,287,565	5,189,676	5,298,026	97,889	(10,461)
Total loans, including covered loans	5,459,426	5,387,570	5,528,073	71,856	(68,647)
Total deposits	6,866,747	6,672,255	6,627,743	194,492	239,004
Transactional deposits	5,555,489	5,272,307	5,121,261	283,182	434,228
Loans-to-deposits ratio	79.5%	80.7%	83.4%
Transactional deposits to total deposits	80.9%	79.0%	77.3%

	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013 Change From
				December 31, 2012	June 30, 2012
Asset Quality Highlights (1)
Non-accrual loans	$89,193	$84,534	$198,508	$4,659	$(109,315)
90 days or more past due loans (still accruing interest)	3,832	8,689	8,192	(4,857)	(4,360)
Total non-performing loans	93,025	93,223	206,700	(198)	(113,675)
Accruing TDRs	8,287	6,867	7,811	1,420	476
OREO	39,497	39,953	28,309	(456)	11,188
Total non-performing assets	$140,809	$140,043	$242,820	$766	$(102,011)
30-89 days past due loans (still accruing interest)	$21,756	$22,666	$23,597	$(910)	$(1,841)
Allowance for credit losses	82,595	90,750	117,700	(8,155)	(35,105)
Allowance for credit losses as a percent of loans	1.56%	1.75%	2.22%
Allowance for credit losses to non-accrual loans	92.60%	107.35%	59.29%

(1)
Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

Net income applicable to common shareholders for the second quarter of 2013 was $16.0 million, or $0.22 per share, compared to $6.3 million, or $0.09 per share, for the second quarter of 2012. For the first six months of 2013, net income applicable to common shareholders was $30.4 million, or $0.41 per share, compared to $14.0 million, or $0.19 per share, for the same period in 2012.

Pre-tax, pre-provision operating earnings of $30.7 million for the second quarter of 2013 decreased by 3.9% compared to the second quarter of 2012. Pre-tax, pre-provision operating earnings for the first six months of 2013 was $59.8 million, decreasing from $60.5 million for the first six months of 2012. The decline from both prior periods resulted from a reduction in net interest income and a rise in non-interest expense, which was substantially offset by growth in noninterest income. A discussion of noninterest income and noninterest expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $140.8 million at June 30, 2013, remaining stable compared to $140.0 million at December 31, 2012 and decreasing from $242.8 million at June 30, 2012. Compared to June 30, 2012, the significant decline in non-performing assets resulted from the disposal of $64.5 million of original carrying value of certain non-accrual loans through bulk loan sales completed during the fourth quarter of 2012, in addition to other accelerated credit remediation actions taken in 2012. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of non-accrual loans, 90 days past due loans, TDRs, and OREO.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2013 and 2012, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2013 and 2012.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$674,849	$468	0.28%	$432,036	$258	0.24%	$163	$47	$210
Trading securities	15,610	24	0.61%	16,090	26	0.65%	(1)	(1)	(2)
Investment securities (2)	1,256,813	10,164	3.23%	1,238,767	11,172	3.61%	166	(1,174)	(1,008)
FHLB and Federal Reserve Bank stock	40,998	342	3.34%	46,750	354	3.03%	(66)	54	(12)
Loans (2)(3)	5,383,891	63,829	4.76%	5,511,085	67,032	4.89%	1,630	(4,833)	(3,203)
Total interest-earning assets (2)	7,372,161	74,827	4.07%	7,244,728	78,842	4.37%	1,892	(5,907)	(4,015)
Cash and due from banks	124,996			122,165
Allowance for loan and covered loan losses	(98,006)			(122,723)
Other assets	860,502			869,572
Total assets	$8,259,653			$8,113,742
Liabilities and Stockholders’ Equity:
Savings deposits	$1,144,093	208	0.07%	$1,042,099	269	0.10%	29	(90)	(61)
NOW accounts	1,166,227	168	0.06%	1,064,054	179	0.07%	21	(32)	(11)
Money market deposits	1,274,062	434	0.14%	1,176,723	465	0.16%	45	(76)	(31)
Time deposits	1,331,499	2,193	0.66%	1,548,410	3,765	0.98%	(476)	(1,096)	(1,572)
Borrowed funds	204,449	385	0.76%	195,934	490	1.01%	22	(127)	(105)
Senior and subordinated debt	214,828	3,435	6.41%	231,123	3,646	6.34%	(262)	51	(211)
Total interest-bearing liabilities	5,335,158	6,823	0.51%	5,258,343	8,814	0.67%	(621)	(1,370)	(1,991)
Demand deposits	1,880,476			1,797,854
Other liabilities	83,518			80,491
Stockholders’ equity - common	960,501			977,054
Total liabilities and stockholders’ equity	$8,259,653			$8,113,742
Net interest income/margin (2)		$68,004	3.70%		$70,028	3.88%	$2,513	$(4,537)	$(2,024)
Net interest income (GAAP)		$64,930			$66,704
Tax equivalent adjustment		3,074			3,324
Tax-equivalent net interest income		$68,004			$70,028

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Includes covered interest-earning assets consisting of loans acquired through the Company’s Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$629,761	$902	0.29%	$440,912	$533	0.24%	$257	$112	$369
Trading securities	14,987	60	0.80%	15,337	62	0.81%	(1)	(1)	(2)
Investment securities (2)	1,216,163	20,104	3.31%	1,201,053	22,906	3.81%	292	(3,094)	(2,802)
FHLB and Federal Reserve Bank stock	44,098	681	3.09%	49,641	684	2.76%	33	(36)	(3)
Loans (2)(3)	5,377,995	127,279	4.77%	5,459,470	133,217	4.91%	(8,071)	2,133	(5,938)
Total interest-earning assets (2)	7,283,004	149,026	4.12%	7,166,413	157,402	4.41%	(7,490)	(886)	(8,376)
Cash and due from banks	117,576			115,941
Allowance for loan and covered loan losses	(98,543)			(123,195)
Other assets	863,961			876,307
Total assets	$8,165,998			$8,035,466
Liabilities and Stockholders’ Equity:
Savings deposits	$1,125,755	455	0.08%	$1,019,027	552	0.11%	69	(166)	(97)
NOW accounts	1,155,912	343	0.06%	1,057,962	397	0.08%	43	(97)	(54)
Money market deposits	1,262,712	904	0.14%	1,180,520	986	0.17%	79	(161)	(82)
Time deposits	1,352,894	4,621	0.69%	1,585,167	8,256	1.05%	(1,085)	(2,550)	(3,635)
Borrowed funds	202,183	827	0.82%	199,741	1,005	1.01%	12	(190)	(178)
Senior and subordinated debt	214,812	6,870	6.45%	239,678	7,704	6.46%	(795)	(39)	(834)
Total interest-bearing liabilities	5,314,268	14,020	0.53%	5,282,095	18,900	0.72%	(1,677)	(3,203)	(4,880)
Demand deposits	1,811,036			1,694,526
Other liabilities	86,379			85,135
Stockholders’ equity - common	954,315			973,710
Total liabilities and stockholders’ equity	$8,165,998			$8,035,466
Net interest income/margin (2)		$135,006	3.73%		$138,502	3.88%	$(5,813)	$2,317	$(3,496)
Net interest income (GAAP)		$128,778			$131,886
Tax equivalent adjustment		6,228			6,616
Tax-equivalent net interest income		$135,006			$138,502

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Includes covered interest-earning assets consisting of loans acquired through FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Total interest-earning assets for the second quarter of 2013 increased $127.4 million from the second quarter of 2012 and $116.6 million for the first six months of 2013 compared to the same period in 2012. Growth was driven by other interest-earning assets and investment securities. Compared to the prior periods, growth in the loan portfolio, primarily in the commercial and industrial, agricultural, and 1-4 family categories, was offset by the disposal of $172.5 million of original carrying value of certain non-performing and performing potential problem loans through bulk loan sales completed during the fourth quarter of 2012 (“the bulk loan sales”).

For the second quarter of 2013, total interest-bearing liabilities increased by $76.8 million from the second quarter of 2012 and $32.2 million for the first six months of 2013 compared to the same period in 2012. Total interest-bearing liabilities grew in both periods due to a rise in interest-bearing transaction deposits, which more than offset the decline in time deposits.

For the second quarter and first six months of 2013, tax-equivalent net interest income decreased $2.0 million and $3.5 million, respectively, compared to the same periods in 2012. These decreases were due primarily to the decline in the yield earned on the Company’s investment securities and loan portfolios, which was partially offset by a reduction in the cost of time deposits, an increase in demand deposits, and a more favorable interest-bearing liability mix.

Tax-equivalent net interest margin for the second quarter and first six months of 2013 was 3.70% and 3.73%, respectively, a decline of 18 basis points from the second quarter of 2012 and 15 basis points from the first six months of 2012. Both periods reflect the continued repricing of maturing investment securities and loans at lower interest rates, which was mitigated by a reduction in rates paid on borrowed funds and a shift from higher paying time deposits to lower paying deposit products.

Noninterest Income

A summary of noninterest income for the quarters and six months ended June 30, 2013 and 2012 is presented in the following table.

Table 4
                                                                             Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Service charges on deposit accounts	$9,118	$8,848	3.1%	$17,795	$17,508	1.6%
Card-based fees (1)	5,547	5,312	4.4%	10,623	10,332	2.8%
Wealth management fees	6,126	5,394	13.6%	11,965	10,786	10.9%
Mortgage banking income	1,040	-	100.0%	3,006	-	100.0%
Merchant servicing fees	2,899	2,908	(0.3%)	5,453	5,230	4.3%
Other service charges, commissions, and fees	1,278	1,189	7.5%	2,924	2,387	22.5%
Total fee-based revenues	26,008	23,651	10.0%	51,766	46,243	11.9%
Other income (2)(6)	1,003	810	23.8%	1,784	2,193	(18.7%)
Net trading gains (3) (6)	214	(575)	N/M	1,250	826	51.3%
Net gains on securities sales (4)	216	1,556	(86.1%)	216	1,350	(84.0%)
Securities impairment losses (4)	-	(1,405)	100.0%	-	(2,142)	100.0%
Gain on early extinguishment of debt (5)(6)	-	-	-	-	256	(100.0%)
Total noninterest income	$27,441	$24,037	14.2%	$55,016	$48,726	12.9%

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
(3
Net trading gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(4)
For a discussion of these items, see the “Investment Portfolio Management” section below. These line items are included in net securities gains (losses) in the Condensed Consolidated Statements of Income.

(5)	The gain on early extinguishment of debt relates to the repurchase and retirement of $21.1 million in trust preferred junior subordinated debentures.
(6)	These line items are included in other income in the Condensed Consolidated Statements of Income.

Total noninterest income for the second quarter of 2013 increased by $3.4 million, or 14.2%, compared to the second quarter of 2012. For the first six months of 2013, total noninterest income rose $6.3 million, or 12.9%, from the same period in 2012.

Fee-based revenues increased compared to both prior periods presented, driven primarily by mortgage banking income from mortgage loan sales, growth in wealth management fees, and a rise in other service charges, commissions, and fees.

During the second quarter and first six months of 2013, we sold $28.0 million and $82.0 million of 1-4 family mortgage loans, respectively, which accounted for the growth in mortgage banking income. Growth in mortgage banking income reflects market conditions and the expansion of our mortgage lending sales force that began in the second quarter of 2012.

Wealth management fees increased 13.6% from the second quarter of 2012 and 10.9% from the first six months of 2012 due to higher levels of assets under management driven by new customer relationships and improved market performance.

The increases in other service charges, commissions, and fees compared to the second quarter and first six months of 2012 resulted primarily from transaction fees generated by derivative transactions.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters and six months ended June 30, 2013 and 2012.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Compensation expense:
Salaries and wages (1)(5)	$26,553	$24,446	8.6%	$54,392	$50,145	8.5%
Nonqualified plan expense (2)(5)	267	(594)	N/M	1,391	964	44.3%
Retirement and other employee benefits (1)	6,101	5,714	6.8%	13,707	12,507	9.6%
Total compensation expense	32,921	29,566	11.3%	69,490	63,616	9.2%
Net OREO expense:
OREO valuation adjustments	19	1,824	(99.0%)	586	2,514	(76.7%)
Net (gains) losses on OREO sales (3)	(307)	703	N/M	(93)	316	N/M
Net OREO operating expense	1,372	1,597	(14.1%)	2,390	3,158	(24.3%)
Net OREO expense	1,084	4,124	(73.7%)	2,883	5,988	(51.9%)
Professional services:
Loan remediation costs	2,547	3,594	(29.1%)	4,686	6,382	(26.6%)
Other professional services (1)	3,048	3,311	(7.9%)	6,127	6,152	(0.4%)
Total professional services	5,595	6,905	(19.0%)	10,813	12,534	(13.7%)
Net occupancy expense (7)	5,598	5,300	5.6%	11,578	11,505	0.6%
Equipment expense (7)	2,195	2,213	(0.8%)	4,362	4,339	0.5%
Technology and related costs	2,884	2,851	1.2%	5,367	5,709	(6.0%)
FDIC premiums	1,704	1,659	2.7%	3,446	3,378	2.0%
Advertising and promotions (6)	2,033	1,032	97.0%	3,443	1,902	81.0%
Merchant card expense (6)	2,321	2,324	(0.1%)	4,365	4,120	5.9%
Cardholder expenses (6)	1,043	980	6.4%	1,972	2,022	(2.5%)
Adjusted amortization of FDIC indemnification asset (6)	750	-	N/M	1,500	-	N/M
Other expenses (6)	4,299	4,203	2.3%	8,022	8,657	(7.3%)
Total noninterest expense	$62,427	$61,157	2.1%	$127,241	$123,770	2.8%
Full-time equivalent employees	1,672	1,758	(4.9%)	1,699	1,769	(4.0%)
Efficiency ratio (4)	64.27%	60.56%		65.38%	62.58%

N/M – Not meaningful.

(1)
In the second quarter of 2013, the Company recorded a $511,000 charge for severance-related costs, of which $443,000 is included in salaries and wages. For the six months ended June 30, 2013, severance-related costs totaled $1.4 million, of which $1.3 million was included in salaries and wages.

(2)	Nonqualified plan expense results from changes in the Company’s obligation to participants under deferred compensation agreements.
(3)	For a discussion of sales of OREO properties, refer to the “Non-performing Assets and Potential Problem Loans” section below.
(4)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, trading gains (losses), and the tax-equivalent adjustment on the increase in BOLI.

(5)	These expenses are included in salaries and wages in the Condensed Consolidated Statements of Income.
(6)	These line items are included in other expenses in the Condensed Consolidated Statements of Income.
(7)	These line items are included in net occupancy and equipment expense in the Condensed Consolidated Statements of Income.

Total noninterest expense for the second quarter of 2013 increased 2.1% from the second quarter of 2012. For the first six months of 2013, noninterest expense rose 2.8% compared to the same period in 2012.

The increase in salaries and wages for the second quarter and first six months of 2013 compared to both prior periods presented was driven primarily by annual merit and incentive compensation increases, commissions, severance expense, and a reduction in deferred salaries.

Retirement and other employee benefits increased from the quarter ended June 30, 2012 due to higher insurance costs. Compared to the first six months of 2012, the rise in retirement and other employee benefits resulted from an increase in pension expense, profit sharing contributions, and insurance costs.

Net OREO expense decreased 73.7% from the second quarter of 2012 and 51.9% from the first six months of 2012, primarily from lower valuation adjustments and real estate tax payments. In addition, gains realized on the sale of OREO properties in the second quarter and first six months of 2013 compared to losses on sales during the same periods in 2012 contributed to the decline in expense.

Loan remediation costs decreased 29.1% and 26.6% compared to the quarter and six months ended June 30, 2012. Management’s accelerated credit remediation actions in the third and fourth quarters of 2012 significantly reduced non-performing and performing potential problem credits resulting in lower legal expenses and appraisal costs in subsequent periods. In addition, the positive variance was also impacted by lower servicing costs for our covered loan portfolio.

The rise in advertising and promotions expense compared to both prior periods presented was driven by the launch of our “Banking with Momentum” branding campaign in the second quarter of 2013.

Adjusted amortization of the FDIC indemnification asset results from changes in the timing and amount of future cash flows expected to be received from the FDIC under loss sharing agreements based on management’s periodic estimates of future cash flows on covered loans.

Compared to the first six months of 2012, the decline in other expenses was driven primarily by a $500,000 reduction in the reserve for unfunded commitments during the first quarter of 2013.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before income tax expense	$24,131	$7,126	$45,066	$16,174
Income tax expense:
Federal income tax expense	$5,553	$126	$9,913	$971
State income tax expense	2,402	635	4,335	946
Total income tax expense	$7,955	$761	$14,248	$1,917
Effective income tax rate	33.0%	10.7%	31.6%	11.9%

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

Income tax expense was $8.0 million and $14.2 million for the second quarter and first six months of 2013 compared to $761,000 and $1.9 million for the same periods in 2012. These increases in income tax expense, and related increases in effective tax rates, resulted primarily from higher levels of 2013 income subject to tax at statutory rates.

Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2012 10-K.

FINANCIAL CONDITION

Investment Portfolio Management

Securities that we have the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities consist of securities held in a grantor trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	June 30, 2013				December 31, 2012
	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost
Securities Available-for-Sale
U.S. agency securities	$503	$-	$503	-	$508	$-	$508	-
CMOs	536,423	(6,771)	543,194	43.4%	400,383	3,237	397,146	35.6%
Other MBSs	126,772	1,999	124,773	10.0%	122,900	5,115	117,785	10.6%
Municipal securities	490,759	8,669	482,090	38.5%	520,043	24,137	495,906	44.5%
CDOs	14,917	(31,615)	46,532	3.7%	12,129	(34,404)	46,533	4.2%
Corporate debt securities	15,107	2,105	13,002	1.0%	15,339	2,333	13,006	1.2%
Equity securities	39,005	26,374	12,631	1.0%	11,101	1,411	9,690	0.8%
Total available-for-sale securities	1,223,486	761	1,222,725	97.6%	1,082,403	1,829	1,080,574	96.9%
Securities Held-to-Maturity
Municipal securities	32,071	1,698	30,373	2.4%	36,023	1,728	34,295	3.1%
Total securities	$1,255,557	$2,459	$1,253,098	100.0%	$1,118,426	$3,557	$1,114,869	100.0%

	June 30, 2013			December 31, 2012
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Securities Available-for-Sale
U.S. agency securities	0.33%	0.33	0.20%	0.90%	0.92	0.20%
CMOs	4.01%	4.13	1.53%	2.22%	2.93	1.19%
Other MBSs	3.70%	4.75	2.41%	1.97%	3.62	2.79%
Municipal securities	5.29%	3.55	5.55%	4.49%	3.69	5.56%
CDOs	0.25%	8.26	N/A	0.25%	8.36	N/A
Corporate debt securities	5.23%	7.69	6.38%	5.51%	8.09	6.37%
Equity securities	N/A	N/A	N/A	N/A	N/A	N/A
Total available-for-sale securities	4.35%	4.16	3.18%	3.20%	3.65	3.37%
Securities Held-to-Maturity
Municipal securities	5.53%	8.26	4.55%	6.30%	10.53	5.26%
Total securities	4.38%	4.26	3.21%	3.29%	3.86	3.43%

(1)
The effective duration represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in interest rates. This measure is used to gauge the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.

(2)
Average life is presented in years and represents the weighted-average time to receive all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Portfolio Composition

As of June 30, 2013, our securities portfolio totaled $1.3 billion, an increase of 12.3% compared to December 31, 2012. The growth in CMOs during the first six months of 2013 resulted from the redeployment of cash and cash equivalents. During the first six months of 2013, available-for-sale securities purchases of $289.7 million more than offset $125.5 million in maturities and $5.2 million in premium amortization. Our available-for-sale securities portfolio is comprised primarily of

U.S. agency securities, municipal securities, CMOs, and other MBSs. The remainder of the portfolio consists of six CDOs with a total fair value of $14.9 million and miscellaneous other securities with fair values equaling $54.1 million.

Investments in municipal securities comprised 40.1%, or $490.8 million, of the total available-for-sale securities portfolio at June 30, 2013 and declined 5.6% from $520.0 million at December 31, 2012. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The average life and effective duration of our available-for-sale securities portfolio as of June 30, 2013 are elevated from the December 31, 2012 metrics due primarily to purchases of CMOs during the six months ended June 30, 2013. The decline in the yield to maturity from December 31, 2012 was impacted by purchases and repricing of securities in the CMO and other MBSs portfolios.

Securities Gains and Losses

Net securities gains for the second quarter and first six months of 2013 were $216,000, resulting from sales of $19.5 million in CMOs and other MBSs. In addition, we sold a CDO that had a carrying value of zero and fair value of zero. There were no impairment charges recognized during the second quarter and first six months of 2013.

Second quarter 2012 net securities gains were $151,000, which was net of an OTTI charge of $1.4 million associated with our investment in two CDOs. Net securities losses were $792,000 for the six months ended June 30, 2012 due primarily to gains of $1.6 million from the sale of $9.4 million in municipal securities, which was offset by an OTTI charge of $2.1 million on two CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains at June 30, 2013 were $761,000 compared to $1.8 million at December 31, 2012.

As of June 30, 2013, net unrealized gains in the available-for-sale municipal securities portfolio totaled $ 8.7 million compared to $24.1 million as of December 31, 2012. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Net unrealized gains on equity securities totaled $26.4 million as of June 30, 2013 compared to $1.4 million as of December 31, 2012. The increase in net unrealized gains related to a cost method investment in a company that completed an initial public offering (“IPO”) of common stock during the second quarter of 2013. As a result, our investment in the common stock of this company was classified as available-for-sale and is now being valued using the closing stock price reported by the New York Stock Exchange. We are restricted from selling any of our shares for six months following the completion of the IPO.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined $2.8 million since December 31, 2012. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the illiquid nature of these particular investments. We do not believe the unrealized losses on the CDOs as of June 30, 2013 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs was based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of June 30, 2013 represents OTTI since the unrealized losses are not attributed to credit quality.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.7% of total loans, excluding covered loans, at June 30, 2013. Consistent with our emphasis on relationship banking, the majority of our loans are made to our multi-relationship customers.

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2013	% of Total	December 31, 2012	% of Total	Annualized % Change
Commercial and industrial	$1,743,139	33.0%	$1,631,474	31.5%	13.7%
Agricultural	288,632	5.4%	268,618	5.2%	14.9%
Commercial real estate:
Office	449,641	8.5%	474,717	9.1%	(10.6%)
Retail	383,447	7.3%	368,796	7.1%	7.9%
Industrial	486,761	9.2%	489,678	9.4%	(1.2%)
Multi-family	306,182	5.8%	285,481	5.5%	14.5%
Residential construction	50,384	1.0%	61,462	1.2%	(36.0%)
Commercial construction	117,116	2.2%	124,954	2.4%	(12.5%)
Other commercial real estate	759,367	14.3%	773,121	14.9%	(3.6%)
Total commercial real estate	2,552,898	48.3%	2,578,209	49.6%	(2.0%)
Total corporate loans	4,584,669	86.7%	4,478,301	86.3%	4.8%
Home equity	374,406	7.1%	390,033	7.5%	(8.0%)
1-4 family mortgages	291,770	5.5%	282,948	5.5%	6.2%
Installment	36,720	0.7%	38,394	0.7%	(8.7%)
Total consumer loans	702,896	13.3%	711,375	13.7%	(2.4%)
Total loans, excluding covered loans	5,287,565	100.0%	5,189,676	100.0%	3.8%
Covered loans (1)	171,861		197,894		(26.3%)
Total loans	$5,459,426		$5,387,570		2.7%

(1)	For a detailed discussion of our covered loan portfolio, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Total loans, excluding covered loans, of $5.3 billion grew by $97.9 million from December 31, 2012. Strong annualized growth in the commercial and industrial, agricultural, retail, and multi-family loan categories continues to reflect our targeted repositioning of the loan portfolio. In addition, sales personnel have been focused on expansion into specialized lending areas, such as agribusiness and asset-based lending, which contributed to the increases. This growth was offset by declines in the office, residential and commercial construction, other commercial real estate, and home equity portfolios. Overall, the loan portfolio benefited from well balanced growth reflecting credits of varying size and diverse geographic locations within our markets.

During the first six months of 2013, we sold $82.0 million of 1-4 family mortgage loans in the secondary market, which contributed to the decrease in the consumer portfolio. We continue to generate solid new mortgage volume, reflecting the expansion of our mortgage lending sales force that began in the second quarter of 2012.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 38.4% of loans, excluding covered loans, and totaled $2.0 billion at June 30, 2013, an increase of $131.7 million, or 13.9% annualized, from December 31, 2012. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. As part of our targeted portfolio distribution strategy, we are developing and growing specialized lending platforms, such as healthcare, agribusiness, and asset-based lending. Agricultural loans generally provide seasonal support and are secured by facilities and equipment in addition to crop production, which is usually covered by crop insurance.

Commercial Real Estate Loans

All commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards specific to real estate loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the Company’s markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. Owner-occupied real estate loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate. Our long-term objective for the commercial real estate portfolio is to expand loans secured by owner-occupied real estate.

The following table presents commercial real estate loans by owner-occupied or investor status and category.

Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	June 30, 2013			December 31, 2012
	Owner- Occupied	Investor	Total	Owner- Occupied	Investor	Total

Office, retail, and industrial:
Office	$152,998	$296,643	$449,641	$167,221	$307,496	$474,717
Retail	120,979	262,468	383,447	115,570	253,226	368,796
Industrial	260,881	225,880	486,761	270,484	219,194	489,678
Total office, retail, and industrial	534,858	784,991	1,319,849	553,275	779,916	1,333,191
Multi-family	-	306,182	306,182	-	285,481	285,481
Residential construction	-	50,384	50,384	-	61,462	61,462
Commercial construction	-	117,116	117,116	-	124,954	124,954
Other commercial real estate:
Rental properties (1)	34,794	85,908	120,702	26,902	94,272	121,174
Service stations and truck stops	86,325	19,594	105,919	95,794	18,727	114,521
Warehouses and storage	65,093	35,650	100,743	77,290	33,077	110,367
Hotels	-	59,059	59,059	-	73,347	73,347
Restaurants	63,244	18,150	81,394	62,921	17,509	80,430
Automobile dealers	35,000	6,325	41,325	39,392	5,729	45,121
Mobile home parks	-	26,418	26,418	-	27,147	27,147
Recreational	42,192	7,659	49,851	32,804	8,254	41,058
Religious	30,574	878	31,452	28,301	895	29,196
Medical	-	804	804	-	816	816
Multi-use properties	14,656	59,489	74,145	14,295	48,825	63,120
Other	33,427	34,128	67,555	32,401	34,423	66,824
Total other commercial real estate	405,305	354,062	759,367	410,100	363,021	773,121
Total commercial real estate	$940,163	$1,612,735	$2,552,898	$963,375	$1,614,834	$2,578,209
Commercial real estate loans, excluding multi-family and construction loans	$940,163	$1,139,053	$2,079,216	$963,375	$1,142,937	$2,106,312
Percent of total (2)	45.2%	54.8%		45.7%	54.3%

(1)	Owner-occupied rental properties primarily represent home-based businesses.
(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

Commercial real estate loans represent 48.3% of total loans, excluding covered loans, and totaled $2.6 billion at June 30, 2013, a decline of $25.3 million from December 31, 2012, due primarily to decreases in the office, construction, and other commercial real estate portfolios. Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers.

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

Table 10
                                                                                        Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of June 30, 2013
Commercial and industrial	$1,743,139	$1,703,389	$10,473	$425	$695	$28,157
Agricultural	288,632	287,679	167	-	-	786
Commercial real estate:
Office	449,641	444,500	586	147	-	4,408
Retail	383,447	375,587	449	13	628	6,770
Industrial	486,761	473,481	30	-	-	13,250
Multi-family	306,182	302,505	425	131	1,053	2,068
Residential construction	50,384	46,553	-	-	500	3,331
Commercial construction	117,116	112,218	1,020	-	-	3,878
Other commercial real estate	759,367	739,421	2,525	99	4,300	13,022
Total commercial real estate	2,552,898	2,494,265	5,035	390	6,481	46,727
Total corporate loans	4,584,669	4,485,333	15,675	815	7,176	75,670
Home equity	374,406	361,620	4,027	2,222	160	6,377
1-4 family mortgages	291,770	283,272	1,716	767	951	5,064
Installment	36,720	34,272	338	28	-	2,082
Total consumer loans	702,896	679,164	6,081	3,017	1,111	13,523
Total loans, excluding covered loans	5,287,565	5,164,497	21,756	3,832	8,287	89,193
Covered loans	171,861	110,043	5,650	27,700	-	28,468
Total loans	$5,459,426	$5,274,540	$27,406	$31,532	$8,287	$117,661
As of December 31, 2012
Commercial and industrial	$1,631,474	$1,598,342	$4,534	$2,138	$519	$25,941
Agricultural	268,618	266,991	79	375	-	1,173
Commercial real estate:
Office	474,717	471,242	871	197	-	2,407
Retail	368,796	358,945	2,415	626	-	6,810
Industrial	489,678	475,416	255	-	-	14,007
Multi-family	285,481	283,415	479	153	-	1,434
Residential construction	61,462	56,850	-	-	-	4,612
Commercial construction	124,954	124,081	-	-	-	873
Other commercial real estate	773,121	749,114	1,053	1,534	5,206	16,214
Total commercial real estate	2,578,209	2,519,063	5,073	2,510	5,206	46,357
Total corporate loans	4,478,301	4,384,396	9,686	5,023	5,725	73,471
Home equity	390,033	375,804	6,349	1,651	40	6,189
1-4 family mortgages	282,948	270,784	4,241	1,947	1,102	4,874
Installment	38,394	35,936	2,390	68	-	-
Total consumer loans	711,375	682,524	12,980	3,666	1,142	11,063
Total loans, excluding covered loans	5,189,676	5,066,920	22,666	8,689	6,867	84,534
Covered loans	197,894	145,751	6,514	31,447	-	14,182
Total loans	$5,387,570	$5,212,671	$29,180	$40,136	$6,867	$98,716

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2013		2012
	June 30	March 31	December 31	September 30	June 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$89,193	$95,397	$84,534	$99,579	$198,508
90 days or more past due loans	3,832	5,552	8,689	12,582	8,192
Total non-performing loans	93,025	100,949	93,223	112,161	206,700
Accruing TDRs	8,287	2,587	6,867	6,391	7,811
OREO	39,497	39,994	39,953	36,487	28,309
Total non-performing assets	$140,809	$143,530	$140,043	$155,039	$242,820
30-89 days past due loans	$21,756	$22,222	$22,666	$20,088	$23,597
Non-accrual loans to total loans	1.69%	1.84%	1.63%	1.91%	3.75%
Non-performing loans to total loans	1.76%	1.95%	1.80%	2.15%	3.90%
Non-performing assets to loans plus OREO	2.64%	2.75%	2.68%	2.95%	4.56%
Non-performing covered assets (1)
Non-accrual loans	$28,468	$20,912	$14,182	$16,372	$14,540
90 days or more past due loans	27,700	24,934	31,447	34,554	33,288
Total non-performing loans	56,168	45,846	45,629	50,926	47,828
Accruing TDRs	-	-	-	-	-
OREO	13,681	14,774	13,123	8,729	9,136
Total non-performing assets	$69,849	$60,620	$58,752	$59,655	$56,964
30-89 days past due loans	$5,650	$10,655	$6,514	$9,241	$7,593
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$117,661	$116,309	$98,716	$115,951	$213,048
90 days or more past due loans	31,532	30,486	40,136	47,136	41,480
Total non-performing loans	149,193	146,795	138,852	163,087	254,528
Accruing TDRs	8,287	2,587	6,867	6,391	7,811
OREO	53,178	54,768	53,076	45,216	37,445
Total non-performing assets	$210,658	$204,150	$198,795	$214,694	$299,784
30-89 days past due loans	$27,406	$32,877	$29,180	$29,329	$31,190
Non-accrual loans to total loans	2.16%	2.17%	1.83%	2.13%	3.85%
Non-performing loans to total loans	2.73%	2.74%	2.58%	3.00%	4.60%
Non-performing assets to loans plus OREO	3.82%	3.77%	3.65%	3.92%	5.39%

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

Non-performing loans, excluding covered loans and covered OREO, were $93.0 million at June 30, 2013, comparable to $93.2 million at December 31, 2012.

Non-performing assets, excluding covered loans and covered OREO, were $140.8 million at June 30, 2013, consistent with $140.0 million at December 31, 2012. Compared to June 30, 2012, the significant decline in non-performing assets, excluding covered loans and covered OREO, resulted from management’s accelerated credit remediation activities, including the bulk loan sales.

TDRs

Loan modifications may be performed at the request of the individual borrower and may include reductions in interest rates, changes in payments, or maturity date extensions. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructures remain classified as TDRs for the remaining terms of the loans.

Table 12
TDRs by Type
(Dollar amounts in thousands)

	June 30, 2013		December 31, 2012		June 30, 2012
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	9	$16,394	6	$3,064	15	$1,555
Commercial real estate:
Office	-	-	-	-	-	-
Retail	2	628	-	-	1	220
Industrial	1	365	2	2,407	1	620
Multi-family	5	1,317	1	150	8	1,758
Residential construction	2	500	-	-	-	-
Commercial construction	-	-	-	-	1	14,006
Other commercial real estate	8	5,303	7	9,855	11	11,908
Total commercial real estate loans	18	8,113	10	12,412	22	28,512
Total corporate loans	27	24,507	16	15,476	37	30,067
Home equity	7	380	7	274	7	416
1-4 family mortgages	15	1,850	16	2,041	18	2,189
Installment	-	-	-	-	-	-
Total consumer loans	22	2,230	23	2,315	25	2,605
Total TDRs	49	$26,737	39	$17,791	62	$32,672
Accruing TDRs	23	$8,287	19	$6,867	18	$7,811
Non-accrual TDRs	26	18,450	20	10,924	44	24,861
Total TDRs	49	$26,737	39	$17,791	62	$32,672
Year-to-date charge-offs on TDRs		$1,788		$10,003		$822
Valuation allowance related to TDRs		$2,195		$2,794		$1,156

TDRs totaled $26.7 million at June 30, 2013, increasing $8.9 million from December 31, 2012. The June 30, 2013 total includes $8.3 million in loans that were restructured at market rates and terms and are accruing interest compared to $6.9 million as of December 31, 2012.

Accruing TDRs rose 20.7% from December 31, 2012, driven primarily by $3.5 million of new restructures at market rates and terms and the reclassification $4.0 million of non-accrual TDRs to accruing TDR status based on the continued performance of these loans. In addition, $5.0 million of accruing TDRs were returned to performing status after exhibiting sufficient performance.

At June 30, 2013, non-accrual TDRs totaled $18.5 million compared to $10.9 million at December 31, 2012. TDRs are reported as non-accrual because they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. The rise in non-accrual TDRs from December 31, 2012 was driven primarily by the restructure of one non-accrual credit during the second quarter of 2013.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s potential operating or financial difficulties.

Table 13
Performing Potential Problem Loans
(Dollar amounts in thousands)

	June 30, 2013			December 31, 2012
	Special Mention (1)	Substandard (2)	Total Performing Potential Problem Loans	Special Mention (1)	Substandard (2)	Total Performing Potential Problem Loans
Commercial and industrial	$31,029	$9,169	$40,198	$37,833	$8,768	$46,601
Agricultural	-	-	-	331	-	331
Commercial real estate:
Office, retail, and industrial	53,574	22,510	76,084	57,271	16,746	74,017
Multi-family	1,921	787	2,708	1,921	-	1,921
Residential construction	10,029	7,920	17,949	11,870	11,588	23,458
Commercial construction	8,747	18,853	27,600	14,340	14,174	28,514
Other commercial real estate	9,875	19,278	29,153	14,056	30,149	44,205
Total commercial real estate	84,146	69,348	153,494	99,458	72,657	172,115
Total performing potential problem corporate loans	$115,175	$78,517	$193,692	$137,622	$81,425	$219,047

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

Performing potential problem loans totaled $193.7 million as of June 30, 2013, down $25.4 million, or 11.6%, from December 31, 2012, with improvement across the majority of corporate loan categories. As of June 30, 2013, approximately 50% of potential problem loans were comprised of 10 commercial loan relationships each having balances greater than $5.0 million.

OREO Activity

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $39.5 million at June 30, 2013, comparable to December 31, 2012, and increasing $11.2 million from June 30, 2012.

Table 14
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2013		December 31, 2012		June 30, 2012
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	31	$3,388	15	$2,054	17	$2,941
Land parcels:
Raw land	5	3,244	5	3,244	4	2,765
Farmland	-	-	1	207	1	207
Commercial lots	21	12,356	22	12,355	18	5,595
Single-family lots	24	3,163	29	4,970	26	5,333
Total land parcels	50	18,763	57	20,776	49	13,900
Multi-family units	13	976	10	796	4	362
Commercial properties	29	16,370	32	16,327	17	11,106
Total OREO, excluding covered OREO	123	39,497	114	39,953	87	28,309
Covered OREO	59	13,681	62	13,123	39	9,136
Total OREO properties	182	$53,178	176	$53,076	126	$37,445

Table 15
OREO Disposals and Write-Downs
(Dollar amounts in thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$7,035	$3,872	$10,907	$21,471	$16,512	$37,983
Less: Basis of properties sold	6,989	3,825	10,814	21,912	16,387	38,299
Net (gains) losses on sales of OREO	$(46)	$(47)	$(93)	$441	$(125)	$316
OREO valuation adjustments	$555	$31	$586	$2,383	$131	$2,514

For the six months ended June 30, 2013, we sold $7.0 million of OREO, excluding covered OREO. These sales consisted of 33 properties with the majority classified as single-family homes and commercial properties.

OREO sales, excluding covered OREO, consisted of 43 properties for the six months ended June 30, 2012, with the majority classified as raw land and commercial units.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2013.

The accounting policy for the allowance for credit losses is discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 16
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Change in allowance for credit losses
Beginning balance	$100,457	$102,812	$104,945	$118,682	$118,764
Loan charge-offs:
Commercial and industrial	(3,021)	(3,085)	(2,425)	(43,099)	(6,405)
Agricultural	(95)	(90)	-	(4,531)	(18)
Office, retail, and industrial	(1,453)	(1,262)	(361)	(29,370)	(2,570)
Multi-family	(213)	(165)	(119)	(2,758)	(344)
Residential construction	(850)	(565)	(239)	(9,368)	(3,598)
Commercial construction	-	-	(100)	(11,037)	(2,616)
Other commercial real estate	(547)	(2,535)	(1,865)	(23,473)	(2,952)
Home equity and installment	(2,254)	(1,966)	(1,915)	(2,470)	(2,489)
1-4 family mortgages	(269)	(398)	(831)	(572)	(255)
Total loan charge-offs	(8,702)	(10,066)	(7,855)	(126,678)	(21,247)
Recoveries of loan charge-offs:
Commercial and industrial	573	2,089	647	1,318	535
Agricultural	-	-	177	-	-
Office, retail, and industrial	35	2	266	2	307
Multi-family	30	5	110	3	31
Residential construction	5	-	105	126	-
Commercial construction	-	2	-	-	-
Other commercial real estate	329	1,030	79	21	18
Home equity and installment	169	105	205	119	245
1-4 family mortgages	244	2	5	3	5
Total recoveries of loan charge-offs	1,385	3,235	1,594	1,592	1,141
Net loan charge-offs, excluding covered loans	(7,317)	(6,831)	(6,261)	(125,086)	(20,106)
Net covered loan charge-offs	(1,977)	(698)	(1,465)	(442)	(2,434)
Net loan charge-offs	(9,294)	(7,529)	(7,726)	(125,528)	(22,540)
Provision for loan and covered loan losses:
Provision for loan losses	1,682	4,811	1,463	102,934	20,035
Provision for covered loan losses	4,131	1,014	4,131	9,212	10,215
Less: expected reimbursement from the FDIC	-	(151)	(1)	(355)	(7,792)
Net provision for covered loan losses	4,131	863	4,130	8,857	2,423
Provision for loan and covered losses	5,813	5,674	5,593	111,791	22,458
Reduction in reserve for unfunded commitments (1)	-	(500)	-	-	-
Total provision for loan and covered loan losses and other	5,813	5,174	5,593	111,791	22,458
Ending balance	$96,976	$100,457	$102,812	$104,945	$118,682

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Allowance for credit losses
Allowance for loan losses	$79,729	$85,364	$87,384	$93,048	$115,200
Allowance for covered loan losses	14,381	12,227	12,062	9,397	982
Total allowance for loan and covered loan losses	94,110	97,591	99,446	102,445	116,182
Reserve for unfunded commitments	2,866	2,866	3,366	2,500	2,500
Total allowance for credit losses	$96,976	$100,457	$102,812	$104,945	$118,682
Amounts and ratios, excluding covered loans
Average loans	$5,180,608	$5,148,343	$5,160,576	$5,353,911	$5,213,944
Net loan charge-offs to average loans, annualized	0.57%	0.54%	0.48%	9.29%	1.55%
Allowance for credit losses at end of period as a percent of:
Total loans	1.56%	1.70%	1.75%	1.83%	2.22%
Non-accrual loans	92.60%	92.49%	107.35%	95.95%	59.29%
Non-performing loans	88.79%	87.40%	97.35%	85.19%	57.42%
Amounts and ratios, including covered loans
Average loans	$5,357,945	$5,339,749	$5,367,121	$5,575,406	$5,454,295
Net loan charge-offs to average loans annualized	0.70%	0.57%	0.57%	8.96%	1.66%
Allowance for credit losses at end of period as a percent of:
Total loans	1.78%	1.87%	1.91%	1.93%	2.15%
Non-accrual loans	82.42%	86.37%	104.15%	90.51%	55.71%
Non-performing loans	65.00%	68.43%	74.04%	64.35%	46.63%

Activity in the Allowance for Credit Losses

The allowance for credit losses was $97.0 million as of June 30, 2013, a decline of $5.8 million from December 31, 2012 and $21.7 million from June 30, 2012. The allowance for credit losses was 1.78% of total loans at June 30, 2013 compared to 1.91% at December 31, 2012 and 2.15% at June 30, 2012, reflecting significant improvement in credit quality over the past 12 months.

Net loan charge-offs, excluding covered loan charge-offs, and the provision for loan and covered loan losses during the second quarter of 2013 remained stable or decreased compared to the prior periods presented. The decline in charge-offs compared to the second quarter of 2012 reflected improved credit quality due to management’s accelerated credit remediation actions that occurred during the third and fourth quarters of 2012, including the bulk loan sales.

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

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2013, December 31, 2012, and June 30, 2012. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2013 % Change From
	June 30, 2013	December 31, 2012	June 30, 2012	Fourth Quarter 2012	Second Quarter 2012
Demand deposits	$1,880,476	$1,808,522	$1,797,854	4.0%	4.6%
Savings deposits	1,144,093	1,066,611	1,042,099	7.3%	9.8%
NOW accounts	1,166,227	1,133,740	1,064,054	2.9%	9.6%
Money market accounts	1,274,062	1,268,046	1,176,723	0.5%	8.3%
Transactional deposits	5,464,858	5,276,919	5,080,730	3.6%	7.6%
Time deposits	1,308,997	1,418,689	1,519,945	(7.7%)	(13.9%)
Brokered deposits	22,502	29,229	28,465	(23.0%)	(20.9%)
Total time deposits	1,331,499	1,447,918	1,548,410	(8.0%)	(14.0%)
Total deposits	6,796,357	6,724,837	6,629,140	1.1%	2.5%
Securities sold under agreements to repurchase	89,880	70,805	83,434	26.9%	7.7%
FHLB advances	114,569	114,585	112,500	-	1.8%
Total borrowed funds	204,449	185,390	195,934	10.3%	4.3%
Senior and subordinated debt	214,828	214,764	231,123	-	(7.1%)
Total funding sources	$7,215,634	$7,124,991	$7,056,197	1.3%	2.3%
Average interest rate paid on borrowed funds	0.76%	1.07%	1.01%
Weighted-average maturity of FHLB advances	35.6 months	20.8 months	26.6 months
Weighted-average interest rate of FHLB advances	1.34%	1.72%	1.71%

Average funding sources for the second quarter of 2013 increased $90.6 million from the fourth quarter of 2012 and $159.4 million from the second quarter of 2012. Compared to the prior year periods, growth across transactional deposit products more than offset the decline in time deposits, resulting in a more favorable funding mix.

The reduction in average senior and subordinated debt compared to second quarter of 2012 was attributed to the repurchase and retirement of $4.3 million of junior subordinated debentures and $12.0 million of subordinated notes during the fourth quarter of 2012.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2013		June 30, 2012
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
At period-end:
Securities sold under agreements to repurchase	$82,038	0.03%	$77,024	0.01%
FHLB advances	114,565	1.34%	112,500	1.71%
Total borrowed funds	$196,603	0.79%	$189,524	1.02%
Average for the year-to-date period:
Securities sold under agreements to repurchase	$87,610	0.03%	$87,241	0.01%
FHLB advances	114,573	1.44%	112,500	1.76%
Total borrowed funds	$202,183	0.82%	$199,741	1.01%
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$104,115		$103,591
FHLB advances	114,581		112,500

Average borrowed funds totaled $202.2 million for the first six months of 2013, relatively unchanged from the same period in 2012.

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve’s minimum levels to be “well-capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of June 30, 2013 and December 31, 2012.

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

Table 19
Capital Measurements
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at June 30, 2013
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$790,822	$755,264
Tier 1 capital, as defined in federal regulations	$693,509	$652,480
Trust preferred securities included in Tier 1 capital	(59,965)	(59,965)
Tier 1 common capital	$633,544	$592,515
Risk-weighted assets, as defined in federal regulations	$6,536,368	$6,348,523
Average assets, as defined in federal regulations	7,910,936	7,768,967
Regulatory capital ratios:
Total capital to risk-weighted assets	12.10%	11.90%	10.00%	21%	$137,185
Tier 1 capital to risk-weighted assets	10.61%	10.28%	6.00%	77%	$301,327
Tier 1 common capital to risk-weighted assets (1)	9.69%	9.33%	N/A(2)	N/A(2)	N/A(2)
Tier 1 leverage to average assets	8.77%	8.40%	5.00%	75%	$297,981
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$974,653	$940,893
Goodwill and other intangible assets	(279,421)	(281,059)
Tangible common equity	695,232	659,834
Accumulated other comprehensive income	10,299	15,660
Tangible common equity, excluding accumulated other comprehensive income	$705,531	$675,494
Total assets	$8,343,325	$8,099,839
Goodwill and other intangible assets	(279,421)	(281,059)
Tangible assets	$8,063,904	$7,818,780
Tangible common equity ratios:
Tangible common equity to tangible assets	8.62%	8.44%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive income, to tangible assets	8.75%	8.64%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.64%	10.39%	N/A(2)	N/A(2)	N/A(2)

(1)	Excludes the impact of trust-preferred securities.
(2)	Ratio is not subject to formal Federal Reserve regulatory requirements.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Basel III Capital Rules

In July 2013, the Federal Reserve, the primary federal regulator of the Company and the Bank, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework commonly known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banks’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. In addition, the Basel III Capital Rules implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15.0 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of June 30, 2013, the Company had $61.8 million of trust-preferred securities.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1 beginning on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

We are currently evaluating the impact of the capital adequacy requirements under the Basel III Capital Rules on the Company and the Bank.

The Basel III Capital Rules adopted in July 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See “Item 1. Business – Supervision and Regulation – Liquidity Requirements” in the Company’s 2012 10-K for more information on these proposed requirements.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	-100	+200	+300
June 30, 2013:
Dollar change	$(14,247)	$11,759	$(18,835)	$(10,316)	$18,893	$32,366
Percent change	-5.41%	+4.47%	-7.16%	-3.92%	+7.18%	+12.30%
December 31, 2012:
Dollar change	$(10,678)	$12,933	$(19,173)	$(13,502)	$19,766	$33,786
Percent change	-4.05%	+4.93%	-7.27%	-5.12%	+7.49%	+12.81%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

Overall, in rising interest rate scenarios, interest rate risk volatility is less positive at June 30, 2013 compared to December 31, 2012 and, in declining interest rate scenarios, interest rate risk volatility is generally less negative at June 30, 2013 compared to December 31, 2012. In rising interest rate scenarios, the positive impact from the increase in short-term investments and variable rate loans was more than offset by the lengthening of the fixed rate portion of the loan portfolio, which was driven by the assumption of slower prepayment speeds. Slower than anticipated prepayment speeds are expected to result in lower levels of the repricing of loans, which will increase exposure.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	-100	+200	+300
June 30, 2013:
Dollar change	$(67,057)	$(9,796)	$51,955	$73,057
Percent change	-4.92%	-0.72%	+3.81%	+5.36%
December 31, 2012:
Dollar change	$(134,704)	$(86,090)	$130,148	$181,210
Percent change	-10.96%	-7.00%	+10.59%	+14.74%

As of June 30, 2013, the estimated sensitivity of the economic value of equity to rising interest rates is less positive compared to December 31, 2012, and the estimated sensitivity to falling rates is less negative compared to December 31, 2012. The change from December 31, 2012 is due to the impact of the steepened yield curve on the securities portfolio during the second quarter of 2013, which increased price volatility and impacted the duration of the portfolio. In addition, the assumption of lower loan prepayment speeds described in the previous section also drove the change from December 31, 2012.

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

In August of 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices relating to debit card transactions, and alleges that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs seek an unspecified amount of damages and other relief, including restitution. No class has been certified. The Bank filed a motion to dismiss the plaintiffs’ complaint and, on January 23, 2013, the Circuit Court entered an order granting the Bank’s motion and dismissed the complaint with prejudice. The plaintiffs have appealed the Circuit Court’s ruling, and the appeal is currently pending with the Appellate Court of Illinois. The Company continues to believe that the Bank has meritorious defenses to the claims made by the plaintiffs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during the second quarter of 2013. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2013. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2013	-	$-	-	2,494,747
May 1 – May 31, 2013	1,731	12.74	-	2,494,747
June 1 – June 30, 2013	-	-	-	2,494,747
Total	1,731	$12.74	-

(1)
Consists of shares acquired pursuant to the Company’s share-based compensation plans and not the Company’s repurchase program. Under the terms of these plans, the Company accepts shares of common stock from option holders if they elect to surrender previously owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

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

10.4
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan (as amended and restated May 14, 2013) is incorporated herein by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.

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

Date:  August 9, 2013

* Duly authorized to sign on behalf of the registrant.