Form 10-Q
period 2013-09-30
FIRST MIDWEST BANCORP INC
filed 2013-11-08
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
_______________

FIRST MIDWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Pierce Place, Suite 1500
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)
______________________

Registrant’s telephone number, including area code: (630) 875-7450
______________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of November 8, 2013, there were 75,071,717 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Cash and due from banks	$155,075	$149,420
Interest-bearing deposits in other banks	744,163	566,846
Trading securities, at fair value	16,443	14,162
Securities available-for-sale, at fair value	1,162,911	1,082,403
Securities held-to-maturity, at amortized cost	29,847	34,295
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	35,161	47,232
Loans, excluding covered loans	5,448,929	5,189,676
Covered loans	153,305	197,894
Allowance for loan and covered loan losses	(90,828)	(99,446)
Net loans	5,511,406	5,288,124
Other real estate owned (“OREO”), excluding covered OREO	35,616	39,953
Covered OREO	10,477	13,123
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	18,078	37,051
Premises, furniture, and equipment	118,664	121,596
Accrued interest receivable	28,155	27,535
Investment in bank-owned life insurance (“BOLI”)	193,979	206,405
Goodwill and other intangible assets	277,187	281,059
Other assets	180,751	190,635
Total assets	$8,517,913	$8,099,839
Liabilities
Noninterest-bearing deposits	$2,020,956	$1,762,903
Interest-bearing deposits	4,982,252	4,909,352
Total deposits	7,003,208	6,672,255
Borrowed funds	212,058	185,984
Senior and subordinated debt	214,876	214,779
Accrued interest payable and other liabilities	101,046	85,928
Total liabilities	7,531,188	7,158,946
Stockholders’ Equity
Common stock	858	858
Additional paid-in capital	412,677	418,318
Retained earnings	839,835	786,453
Accumulated other comprehensive loss, net of tax	(26,057)	(15,660)
Treasury stock, at cost	(240,588)	(249,076)
Total stockholders’ equity	986,725	940,893
Total liabilities and stockholders’ equity	$8,517,913	$8,099,839
Per Common Share Data
Par Value	$0.01	$0.01
Shares authorized	100,000	100,000
Shares issued	85,787	85,787
Shares outstanding	75,074	74,840
Treasury shares	10,713	10,947
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Loans, excluding covered loans	$60,614	$63,672	$179,156	$187,156
Covered loans	3,142	3,223	10,742	11,898
Investment securities	7,742	8,058	22,755	25,406
Other short-term investments	831	631	2,474	1,910
Total interest income	72,329	75,584	215,127	226,370
Interest Expense
Deposits	2,837	4,126	9,160	14,317
Borrowed funds	390	507	1,217	1,512
Senior and subordinated debt	3,436	3,691	10,306	11,395
Total interest expense	6,663	8,324	20,683	27,224
Net interest income	65,666	67,260	194,444	199,146
Provision for loan and covered loan losses	4,770	111,791	16,257	152,459
Net interest income (expense) after provision for loan and covered loan losses	60,896	(44,531)	178,187	46,687
Noninterest Income
Service charges on deposit accounts	9,472	9,502	27,267	27,010
Card-based fees	5,509	5,246	16,132	15,578
Wealth management fees	6,018	5,415	17,983	16,201
Mortgage banking income	1,273	196	4,251	360
Merchant servicing fees	2,915	2,849	8,368	8,079
Other service charges, commissions, and fees	2,617	1,142	5,569	3,365
Net securities gains (losses)	33,801	(217)	34,017	(1,009)
BOLI (loss) income	(13,028)	300	(12,428)	952
Gain on termination of FHLB forward commitments	7,829	—	7,829	—
Other income	1,682	4,701	4,116	7,324
Total noninterest income	58,088	29,134	113,104	77,860
Noninterest Expense
Salaries and wages	28,257	26,881	84,040	77,990
Retirement and other employee benefits	6,013	6,230	19,720	18,737
Net occupancy and equipment expense	7,982	8,108	23,922	23,952
Technology and related costs	2,984	2,906	8,351	8,615
Professional services	5,517	6,665	16,330	19,199
Net OREO expense	2,849	3,208	5,732	9,196
FDIC premiums	1,734	1,785	5,180	5,163
Other expenses	9,366	14,340	28,668	31,041
Total noninterest expense	64,702	70,123	191,943	193,893
Income (loss) before income tax expense (benefit)	54,282	(85,520)	99,348	(69,346)
Income tax expense (benefit)	24,959	(36,993)	39,207	(35,076)
Net income (loss)	29,323	(48,527)	60,141	(34,270)
Net (income) loss applicable to non-vested restricted shares	(416)	715	(847)	500
Net income (loss) applicable to common shares	$28,907	$(47,812)	$59,294	$(33,770)
Per Common Share Data
Basic earnings (loss) per common share	$0.39	$(0.65)	$0.80	$(0.46)
Diluted earnings (loss) per common share	$0.39	$(0.65)	$0.80	$(0.46)
Dividends declared per common share	$0.04	$0.01	$0.09	$0.03
Weighted-average common shares outstanding	74,023	73,742	73,969	73,636
Weighted-average diluted common shares outstanding	74,034	73,742	73,978	73,636
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$29,323	$(48,527)	$60,141	$(34,270)
Available-for-sale securities
Unrealized holding gains:
Before tax	6,211	4,065	5,359	5,555
Tax effect	(1,993)	(1,574)	(2,151)	(2,123)
Net of tax	4,218	2,491	3,208	3,432
Reclassification of net gains (losses) included in net income:
Before tax	33,801	(217)	34,017	(1,009)
Tax effect	(13,825)	89	(13,913)	413
Net of tax	19,976	(128)	20,104	(596)
Net unrealized holding (losses) gains	(15,758)	2,619	(16,896)	4,028
Unrecognized net pension costs
Unrealized holding gains:
Before tax	—	—	10,997	—
Tax effect	—	—	(4,498)	—
Net of tax	—	—	6,499	—
Total other comprehensive (loss) income	(15,758)	2,619	(10,397)	4,028
Total comprehensive income (loss)	$13,565	$(45,908)	$49,744	$(30,242)

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2012	$(354)	$(12,922)	$(13,276)
Other comprehensive income	4,028	—	4,028
Balance at September 30, 2012	$3,674	$(12,922)	$(9,248)
Balance at January 1, 2013	$1,115	$(16,775)	$(15,660)
Other comprehensive (loss) income	(16,896)	6,499	(10,397)
Balance at September 30, 2013	$(15,781)	$(10,276)	$(26,057)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2012	74,435	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive income	—	—	—	(34,270)	4,028	—	(30,242)
Common dividends declared ($0.03 per common share)	—	—	—	(2,241)	—	—	(2,241)
Share-based compensation expense	—	—	4,568	—	—	—	4,568
Restricted stock activity	398	—	(15,256)	—	—	13,980	(1,276)
Treasury stock (purchased for) issued to benefit plans	(2)	—	(68)	—	—	107	39
Balance at September 30, 2012	74,831	$858	$417,245	$773,976	$(9,248)	$(249,396)	$933,435
Balance at January 1, 2013	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income	—	—	—	60,141	(10,397)	—	49,744
Common dividends declared ($0.09 per common share)	—	—	—	(6,759)	—	—	(6,759)
Share-based compensation expense	—	—	4,366	—	—	—	4,366
Restricted stock activity	236	—	(9,915)	—	—	8,379	(1,536)
Treasury stock (purchased for) issued to benefit plans	(2)	—	(92)	—	—	109	17
Balance at September 30, 2013	75,074	$858	$412,677	$839,835	$(26,057)	$(240,588)	$986,725

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$104,383	$125,225
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	178,256	289,839
Proceeds from sales of securities available-for-sale	69,428	50,633
Purchases of securities available-for-sale	(326,143)	(515,064)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	7,084	52,107
Purchases of securities held-to-maturity	(2,636)	(33,593)
Proceeds from the redemption of FHLB stock	12,071	11,918
Net increase in loans	(233,844)	(310,269)
(Purchases) of BOLI, net of proceeds from claims	(2)	1,144
Proceeds from sales of OREO	20,715	42,379
Proceeds from sales of premises, furniture, and equipment	1,425	3
Purchases of premises, furniture, and equipment	(6,586)	(6,298)
Proceeds received from the FDIC in an FDIC-assisted transaction	—	21,996
Other cash proceeds received in an FDIC-assisted transaction	—	4,984
Net cash used in investing activities	(280,232)	(390,221)
Financing Activities
Net increase in deposit accounts	330,953	197,162
Net increase (decrease) in borrowed funds	26,074	(31,636)
Payments for the retirement of subordinated debt	—	(20,004)
Proceeds received from the termination of FHLB forward commitments	7,829	—
Cash dividends paid	(4,502)	(2,238)
Restricted stock activity	(1,588)	(1,414)
Excess tax benefit (expense) related to share-based compensation	55	(30)
Net cash provided by financing activities	358,821	141,840
Net increase (decrease) in cash and cash equivalents	182,972	(123,156)
Cash and cash equivalents at beginning of period	716,266	641,530
Cash and cash equivalents at end of period	$899,238	$518,374
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$15,189	$33,383
Non-cash transfer of loans held-for-investment to loans held-for-sale	1,275	92,292
Non-cash transfer of loans held-for-sale to loans held-for-investment	—	1,500
Non-cash transfer of an investment from other assets to securities available-for-sale	2,787	—
Dividends declared but unpaid	3,006	749

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Purchased Impaired Loans – Purchased impaired loans are recorded at fair value on the acquisition date and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

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

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess the borrower’s capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. However, these TDRs continue to be separately reported as restructured until after the calendar year in which the restructuring occurred. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.

Impaired Loans – Impaired loans consist of corporate non-accrual loans and TDRs.

A loan is considered impaired when it is probable that the Company will not collect all contractual principal and interest based on current information and events. Impaired loans are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. After a loan is designated as impaired, all debt service payments are applied to the principal of the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured.

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

Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses, the allowance for covered loan losses, and the reserve for unfunded commitments, and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Balance Sheet – Disclosures about Offsetting Assets and Liabilities: In December of 2011, the FASB issued guidance on the presentation of offsetting assets and liabilities on the balance sheet, which was further clarified in January 2013. This guidance requires an entity to disclose both the gross information and net information regarding instruments and transactions eligible for offset, such as derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. The statement was effective for annual and interim periods beginning on or after January 1, 2013. The Company’s derivative assets and liabilities are presented gross, rather than net, in the Consolidated Statements of Financial Condition. The adoption of this guidance on January 1, 2013 did not impact the Company’s financial condition, results of operations, or liquidity.

Technical Corrections and Improvements: In October of 2012, the FASB issued guidance to update the Accounting Standards Codification (the “Codification”) on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Amendments that do not have transition guidance were effective immediately, and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not materially impact the Company’s financial condition, results of operations, or liquidity.

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

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2013				December 31, 2012
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$501	$—	$—	$501	$508	$—	$—	$508
Collateralized mortgage obligations (“CMOs”)	516,162	1,814	(11,940)	506,036	397,146	3,752	(515)	400,383
Other mortgage-backed securities (“MBSs”)	139,312	3,542	(1,552)	141,302	117,785	5,183	(68)	122,900
Municipal securities	464,176	11,787	(4,704)	471,259	495,906	24,623	(486)	520,043
Trust-preferred collateralized debt obligations (“CDOs”)	46,532	—	(29,536)	16,996	46,533	—	(34,404)	12,129
Corporate debt securities	13,000	1,993	—	14,993	13,006	2,333	—	15,339
Equity securities:
Hedge fund investment	1,208	1,642	—	2,850	1,231	385	—	1,616
Other equity securities	8,849	184	(59)	8,974	8,459	1,026	—	9,485
Total equity securities	10,057	1,826	(59)	11,824	9,690	1,411	—	11,101
Total available-for- sale securities	$1,189,740	$20,962	$(47,791)	$1,162,911	$1,080,574	$37,302	$(35,473)	$1,082,403
Securities Held-to-Maturity
Municipal securities	$29,847	$—	$(305)	$29,542	$34,295	$1,728	$—	$36,023
Trading Securities				$16,443				$14,162

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,078	$4,880	$3,185	$3,153
After one year to five years	293,418	281,966	6,540	6,473
After five years to ten years	121,548	116,804	10,274	10,169
After ten years	104,165	100,099	9,848	9,747
Securities that do not have a single contractual maturity	665,531	659,162	—	—
Total	$1,189,740	$1,162,911	$29,847	$29,542

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $989.4 million at September 30, 2013 and $675.3 million at December 31, 2012. No securities held-to-maturity were pledged as of September 30, 2013 or December 31, 2012.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$49,683	$38,574	$69,428	$50,633
Gains (losses) on sales of securities:
Gross realized gains	34,205	131	34,421	1,734
Gross realized losses	—	(348)	—	(601)
Net realized gains (losses) on securities sales	34,205	(217)	34,421	1,133
Non-cash impairment charges:
Other-than-temporary securities impairment (“OTTI”)	(404)	—	(404)	(2,328)
Portion of OTTI recognized in other comprehensive loss	—	—	—	186
Net non-cash impairment charges	(404)	—	(404)	(2,142)
Net realized gains (losses)	33,801	(217)	34,017	(1,009)
Income tax expense (benefit) on net realized gains (losses)	13,825	(89)	13,913	(413)
Net amount reclassified from accumulated other comprehensive loss	$19,976	$(128)	$20,104	$(596)
Net trading gains (1)	$882	$685	$2,132	$1,511

(1)	All net trading gains relate to trading securities still held as of September 30, 2013 and September 30, 2012.

Net gains realized on securities for the third quarter and nine months ended September 30, 2013 were $34.2 million and $34.4 million, respectively. During the third quarter of 2013, the Company sold its investment in an equity security which resulted in a $34.2 million gain.

The non-cash impairment charges in the table above relate to OTTI charges on municipal securities and CDOs. Accounting guidance requires that the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate and compared to the fair values computed by discounting future projected cash flows at the London Interbank Offered Rate (“LIBOR”) plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors.

OTTI on CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
CDO Number	2013	2012	2013	2012	Life-to-Date
1	$—	$—	$—	$—	$10,360
2	—	—	—	1,535	9,402
3	—	—	—	591	2,262
4	—	—	—	—	1,078
5	—	—	—	—	8,570
6	—	—	—	—	243
	$—	$—	$—	$2,126	$31,915

The following table presents a rollforward of life-to-date credit losses recognized in earnings attributable to available-for-sale debt securities held by the Company for the quarters and nine months ended September 30, 2013 and 2012.

Changes in Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cumulative amount recognized at the beginning of the period	$32,053	$38,667	$38,803	$36,525
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	—	—	—	2,142
Losses recognized on securities that did not previously have credit losses	404	—	404	—
Reduction for securities sales (2)	(39)	—	(6,789)	—
Cumulative amount recognized at the end of the period	$32,418	$38,667	$32,418	$38,667

(1)	Included in net securities gains (losses) in the Condensed Consolidated Statements of Income.

(2)
During the nine months ended September 30, 2013, one CDO with a carrying value of zero was sold, resulting in a gain of $101,000. This CDO had OTTI of $6.8 million that was previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2013 and December 31, 2012.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2013
CMOs	63	$300,791	$9,666	$93,536	$2,274	$394,327	$11,940
Other MBSs	16	56,021	1,551	257	1	56,278	1,552
Municipal securities	146	84,725	4,544	3,136	160	87,861	4,704
CDOs	6	—	—	16,996	29,536	16,996	29,536
Equity securities	1	2,185	59	—	—	2,185	59
Total	232	$443,722	$15,820	$113,925	$31,971	$557,647	$47,791
As of December 31, 2012
CMOs	19	$102,939	$421	$12,796	$94	$115,735	$515
Other MBSs	6	7,210	55	176	13	7,386	68
Municipal securities	49	28,903	459	1,238	27	30,141	486
CDOs	6	—	—	12,129	34,404	12,129	34,404
Total	80	$139,052	$935	$26,339	$34,538	$165,391	$35,473

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any remaining individual unrealized loss as of September 30, 2013 represents an OTTI attributable to credit quality. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of September 30, 2013 reflect the illiquidity of these structured investment vehicles. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. The Company estimates the fair value of these securities using a discounted cash flow analysis with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 12, “Fair Value.”

4.  LOANS

Loans Held-for-Investment

Loans that the Company intends to hold until they are paid in full or mature are classified as loans held-for-investment. The following table presents the Company’s loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
Commercial and industrial	$1,792,561	$1,631,474
Agricultural	318,659	268,618
Commercial real estate:
Office, retail, and industrial	1,336,864	1,333,191
Multi-family	332,749	285,481
Residential construction	46,424	61,462
Commercial construction	128,748	124,954
Other commercial real estate	790,114	773,121
Total commercial real estate	2,634,899	2,578,209
Total corporate loans	4,746,119	4,478,301
Home equity	377,015	390,033
1-4 family mortgages	286,333	282,948
Installment	39,462	38,394
Total consumer loans	702,810	711,375
Total loans, excluding covered loans	5,448,929	5,189,676
Covered loans (1)	153,305	197,894
Total loans	$5,602,234	$5,387,570
Deferred loan fees included in total loans	$4,980	$5,941
Overdrawn demand deposits included in total loans	2,409	4,451

(1)	For information on covered loans, refer to Note 5, “Acquired Loans.”

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

Mortgage Loan Sales

During the quarter ended September 30, 2013, the Company sold $36.1 million of mortgage loans at a gain of $1.0 million, which is included in mortgage banking income in the Consolidated Statements of Income. For the nine months ended September 30, 2013, a gain of $4.0 million was recognized on $118.1 million of mortgage loans sold. The Company retained servicing responsibilities for the sold mortgages and collects servicing fees equal to a percentage of the outstanding principal balance.

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

Acquired Loans
(Dollar amounts in thousands)

	September 30, 2013				December 31, 2012
	Covered		Non-Covered	Total	Covered		Non-Covered	Total
Purchased impaired loans	$119,602	(1)	$15,964	$135,566	$154,762	(1)	$18,198	$172,960
Other loans (2)	33,703		19,542	53,245	43,132		22,480	65,612
Total acquired loans	$153,305		$35,506	$188,811	$197,894		$40,678	$238,572

(1)
At acquisition, the Company made an election to account for certain covered loans as purchased impaired loans. These loans totaled $25.5 million at September 30, 2013 and $28.1 million at December 31, 2012.

(2)	These loans did not meet the criteria to be accounted for as purchased impaired loans at acquisition.

Except for leases and revolving loans, management determined that a significant portion of the acquired loans had evidence of credit deterioration since origination (“purchased impaired loans”), and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations and indicators included the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company is in compliance with those requirements as of September 30, 2013 and December 31, 2012.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$23,158	$58,302	$37,051	$65,609
Amortization	(116)	(6,146)	(2,348)	(10,642)
Expected reimbursements from the FDIC for changes in expected credit losses	(999)	250	(3,453)	10,022
Payments received from the FDIC	(3,965)	(5,215)	(13,172)	(17,798)
Ending balance	$18,078	$47,191	$18,078	$47,191

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$47,104	$48,980	$51,498	$52,147
Accretion	(3,410)	(4,689)	(11,752)	(15,870)
Other (1)	(3,128)	(6,348)	820	1,666
Ending balance	$40,566	$37,943	$40,566	$37,943

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent an increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of September 30, 2013 and December 31, 2012. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Day Past Due Loans, Still Accruing Interest
September 30, 2013
Commercial and industrial	$1,772,525	$5,344	$14,692	$20,036	$1,792,561	$13,835	$3,927
Agricultural	318,125	—	534	534	318,659	642	—
Commercial real estate:
Office, retail, and industrial	1,318,709	802	17,353	18,155	1,336,864	19,855	12
Multi-family	330,069	1,347	1,333	2,680	332,749	2,068	—
Residential construction	44,286	—	2,138	2,138	46,424	2,356	—
Commercial construction	124,867	—	3,881	3,881	128,748	3,881	—
Other commercial real estate	778,929	1,519	9,666	11,185	790,114	11,620	173
Total commercial real estate	2,596,860	3,668	34,371	38,039	2,634,899	39,780	185
Total corporate loans	4,687,510	9,012	49,597	58,609	4,746,119	54,257	4,112
Home equity	365,888	4,622	6,505	11,127	377,015	6,779	973
1-4 family mortgages	279,271	2,154	4,908	7,062	286,333	5,055	519
Installment	36,884	485	2,093	2,578	39,462	2,079	38
Total consumer loans	682,043	7,261	13,506	20,767	702,810	13,913	1,530
Total loans, excluding covered loans	5,369,553	16,273	63,103	79,376	5,448,929	68,170	5,642
Covered loans	103,382	8,223	41,700	49,923	153,305	30,856	20,235
Total loans	$5,472,935	$24,496	$104,803	$129,299	$5,602,234	$99,026	$25,877
December 31, 2012
Commercial and industrial	$1,614,167	$4,883	$12,424	$17,307	$1,631,474	$25,941	$2,138
Agricultural	267,077	79	1,462	1,541	268,618	1,173	375
Commercial real estate:
Office, retail, and industrial	1,306,526	4,130	22,535	26,665	1,333,191	23,224	823
Multi-family	283,634	761	1,086	1,847	285,481	1,434	153
Residential construction	57,009	—	4,453	4,453	61,462	4,612	—
Commercial construction	124,081	—	873	873	124,954	873	—
Other commercial real estate	755,103	1,053	16,965	18,018	773,121	16,214	1,534
Total commercial real estate	2,526,353	5,944	45,912	51,856	2,578,209	46,357	2,510
Total corporate loans	4,407,597	10,906	59,798	70,704	4,478,301	73,471	5,023
Home equity	376,801	6,482	6,750	13,232	390,033	6,189	1,651
1-4 family mortgages	272,270	4,472	6,206	10,678	282,948	4,874	1,947
Installment	35,936	2,390	68	2,458	38,394	—	68
Total consumer loans	685,007	13,344	13,024	26,368	711,375	11,063	3,666
Total loans, excluding covered loans	5,092,604	24,250	72,822	97,072	5,189,676	84,534	8,689
Covered loans	147,462	6,517	43,915	50,432	197,894	14,182	31,447
Total loans	$5,240,066	$30,767	$116,737	$147,504	$5,387,570	$98,716	$40,136

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended September 30, 2013
Beginning balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976
Charge-offs	(2,719)	(987)	(112)	(470)	(889)	(2,482)	(1,636)	—	(9,295)
Recoveries	521	31	—	57	253	374	7	—	1,243
Net charge-offs	(2,198)	(956)	(112)	(413)	(636)	(2,108)	(1,629)	—	(8,052)
Provision for loan and covered loan losses and other	2,452	938	(31)	(100)	(1,218)	2,425	304	(480)	4,290
Ending balance	$31,996	$11,839	$3,281	$3,657	$14,315	$12,684	$13,056	$2,386	$93,214
Quarter ended September 30, 2012
Beginning balance	$43,410	$18,353	$4,789	$12,732	$23,233	$12,683	$982	$2,500	$118,682
Charge-offs	(47,630)	(29,370)	(2,758)	(9,368)	(34,510)	(3,042)	(442)	—	(127,120)
Recoveries	1,318	2	3	126	21	122	—	—	1,592
Net charge-offs	(46,312)	(29,368)	(2,755)	(9,242)	(34,489)	(2,920)	(442)	—	(125,528)
Provision for loan and covered loan losses and other	40,546	22,989	1,939	4,297	30,896	2,267	8,857	—	111,791
Ending balance	$37,644	$11,974	$3,973	$7,787	$19,640	$12,030	$9,397	$2,500	$104,945
Nine months ended September 30, 2013
Beginning balance	$36,761	$11,432	$3,575	$5,242	$17,512	$12,862	$12,062	$3,366	$102,812
Charge-offs	(9,010)	(3,702)	(490)	(1,885)	(3,971)	(7,369)	(4,322)	—	(30,749)
Recoveries	3,183	68	35	62	1,614	894	18	—	5,874
Net charge-offs	(5,827)	(3,634)	(455)	(1,823)	(2,357)	(6,475)	(4,304)	—	(24,875)
Provision for loan and covered loan losses and other	1,062	4,041	161	238	(840)	6,297	5,298	(980)	15,277
Ending balance	$31,996	$11,839	$3,281	$3,657	$14,315	$12,684	$13,056	$2,386	$93,214
Nine months ended September 30, 2012
Beginning balance	$46,017	$16,012	$5,067	$14,423	$22,823	$14,131	$989	$2,500	$121,962
Charge-offs	(62,243)	(34,607)	(3,242)	(13,649)	(48,432)	(8,164)	(3,150)	—	(173,487)
Recoveries	2,569	311	165	346	46	574	—	—	4,011
Net charge-offs	(59,674)	(34,296)	(3,077)	(13,303)	(48,386)	(7,590)	(3,150)	—	(169,476)
Provision for loan and covered loan losses and other	51,301	30,258	1,983	6,667	45,203	5,489	11,558	—	152,459
Ending balance	$37,644	$11,974	$3,973	$7,787	$19,640	$12,030	$9,397	$2,500	$104,945

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
September 30, 2013
Commercial, industrial, and agricultural	$16,202	$2,093,220	$1,798	$2,111,220	$3,424	$28,572	$—	$31,996
Commercial real estate:
Office, retail, and industrial	28,600	1,308,264	—	1,336,864	818	11,021	—	11,839
Multi-family	1,624	330,998	127	332,749	120	3,161	—	3,281
Residential construction	2,357	44,067	—	46,424	99	3,558	—	3,657
Other commercial real estate	17,481	897,407	3,974	918,862	358	13,957	—	14,315
Total commercial real estate	50,062	2,580,736	4,101	2,634,899	1,395	31,697	—	33,092
Total corporate loans	66,264	4,673,956	5,899	4,746,119	4,819	60,269	—	65,088
Consumer	—	692,745	10,065	702,810	—	12,684	—	12,684
Total loans, excluding covered loans	66,264	5,366,701	15,964	5,448,929	4,819	72,953	—	77,772
Covered loans:
Purchased impaired loans	—	—	119,602	119,602	—	—	12,280	12,280
Other loans	—	33,703	—	33,703	—	776	—	776
Total covered loans	—	33,703	119,602	153,305	—	776	12,280	13,056
Reserve for unfunded commitments	—	—	—	—	—	2,386	—	2,386
Total loans	$66,264	$5,400,404	$135,566	$5,602,234	$4,819	$76,115	$12,280	$93,214
December 31, 2012
Commercial, industrial, and agricultural	$23,731	$1,874,464	$1,897	$1,900,092	$9,404	$27,357	$—	$36,761
Commercial real estate:
Office, retail, and industrial	21,736	1,311,455	—	1,333,191	971	10,461	—	11,432
Multi-family	642	284,718	121	285,481	—	3,575	—	3,575
Residential construction	4,040	57,422	—	61,462	—	5,242	—	5,242
Other commercial real estate	16,160	877,749	4,166	898,075	1,247	16,265	—	17,512
Total commercial real estate	42,578	2,531,344	4,287	2,578,209	2,218	35,543	—	37,761
Total corporate loans	66,309	4,405,808	6,184	4,478,301	11,622	62,900	—	74,522
Consumer	—	699,361	12,014	711,375	—	12,862	—	12,862
Total loans, excluding covered loans	66,309	5,105,169	18,198	5,189,676	11,622	75,762	—	87,384
Covered loans:
Purchased impaired loans	—	—	154,762	154,762	—	—	11,134	11,134
Other loans	—	43,132	—	43,132	—	928	—	928
Total covered loans	—	43,132	154,762	197,894	—	928	11,134	12,062
Reserve for unfunded commitments	—	—	—	—	—	3,366	—	3,366
Total loans	$66,309	$5,148,301	$172,960	$5,387,570	$11,622	$80,056	$11,134	$102,812

Loans Individually Evaluated for Impairment

Corporate non-accrual loans exceeding a fixed dollar amount are individually evaluated for impairment when the internal risk rating is at or below a certain level. The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2013 and December 31, 2012. Loans acquired with deteriorated credit quality are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	September 30, 2013				December 31, 2012
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$12,130	$4,072	$28,685	$3,424	$5,636	$18,095	$39,834	$9,404
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	24,934	3,666	37,466	818	14,504	7,232	29,631	971
Multi-family	1,264	360	3,523	120	642	—	2,406	—
Residential construction	1,523	834	6,286	99	4,040	—	10,741	—
Commercial construction	3,881	—	4,247	—	—	876	1,242	90
Other commercial real estate	12,146	1,454	17,624	358	5,218	10,066	23,907	1,157
Total commercial real estate	43,748	6,314	69,146	1,395	24,404	18,174	67,927	2,218
Total impaired loans individually evaluated for impairment	$55,878	$10,386	$97,831	$4,819	$30,040	$36,269	$107,761	$11,622

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2013		2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$20,665	$195	$51,073	$85
Agricultural	—	—	1,494	—
Commercial real estate:
Office, retail, and industrial	25,747	5	43,506	2
Multi-family	1,337	—	7,095	—
Residential construction	2,630	—	16,007	1
Commercial construction	3,881	—	21,086	—
Other commercial real estate	12,511	16	31,392	32
Total commercial real estate	46,106	21	119,086	35
Total impaired loans	$66,771	$216	$171,653	$120

	Nine Months Ended September 30,
	2013		2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$22,862	$198	$50,777	$94
Agricultural	—	—	1,117	—
Commercial real estate:
Office, retail, and industrial	24,415	15	35,874	2
Multi-family	1,071	—	7,680	—
Residential construction	3,608	—	17,658	1
Commercial construction	2,379	—	21,397	—
Other commercial real estate	14,102	24	41,085	38
Total commercial real estate	45,575	39	123,694	41
Total impaired loans	$68,437	$237	$175,588	$135

(1)	Recorded using the cash basis of accounting.

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2013			As of December 31, 2012
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$6,804	$2,225	$9,029	$519	$2,545	$3,064
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	10,346	363	10,709	—	2,407	2,407
Multi-family	1,045	259	1,304	—	150	150
Residential construction	495	—	495	—	—	—
Commercial construction	—	—	—	—	—	—
Other commercial real estate	4,273	453	4,726	5,206	4,649	9,855
Total commercial real estate	16,159	1,075	17,234	5,206	7,206	12,412
Total corporate loans	22,963	3,300	26,263	5,725	9,751	15,476
Home equity	550	518	1,068	40	234	274
1-4 family mortgages	816	919	1,735	1,102	939	2,041
Installment	—	—	—	—	—	—
Total consumer loans	1,366	1,437	2,803	1,142	1,173	2,315
Total loans	$24,329	$4,737	$29,066	$6,867	$10,924	$17,791

(1)	These loans are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. TDRs had related specific reserves totaling $2.0 million as of September 30, 2013 and $2.8 million as of December 31, 2012.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended September 30, 2013
Commercial and industrial	3	$369	$—	$—	$—	$369
Office, retail, and industrial	2	1,674	—	—	—	1,674
Other commercial real estate	1	10	—	—	—	10
Home equity	8	822	—	—	—	822
Total TDRs restructured during the period	14	$2,875	$—	$—	$—	$2,875
Quarter ended September 30, 2012
Commercial and industrial	2	$2,541	$—	$—	$—	$2,541
Office, retail, and industrial	1	1,791	—	—	—	1,791
Total TDRs restructured during the period	3	$4,332	$—	$—	$—	$4,332
Nine months ended September 30, 2013
Commercial and industrial	7	$14,439	$—	$2	$—	$14,441
Office, retail, and industrial	6	2,275	30	—	—	2,305
Multi-family	5	1,275	—	57	—	1,332
Residential construction	2	508	—	—	—	508
Other commercial real estate	5	526	—	—	—	526
Home equity	9	947	—	—	—	947
1-4 family mortgages	1	132	—	4	—	136
Total TDRs restructured during the period	35	$20,102	$30	$63	$—	$20,195
Nine months ended September 30, 2012
Commercial and industrial	3	$2,850	$—	$—	$170	$2,680
Office, retail, and industrial	2	2,416	—	—	—	2,416
Other commercial real estate	3	913	—	—	125	788
1-4 family mortgages	4	563	—	4	—	567
Total TDRs restructured during the period	12	$6,742	$—	$4	$295	$6,451

Accruing TDRs that have payment defaults and do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the nine months ended September 30, 2013 and 2012 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—	1	$350	—	$—
Office, retail, and industrial	—	—	1	617	—	—	2	837
Other commercial real estate	—	—	2	717	3	354	2	717
1-4 family mortgages	—	—	—	—	—	—	1	62
Total	—	$—	3	$1,334	4	$704	5	$1,616

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2013 and 2012 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Accruing
Beginning balance	$8,287	$7,811	$6,867	$17,864
Additions	1,128	—	4,606	1,978
Net payments received	(248)	(86)	(415)	(155)
Returned to performing status	—	—	(5,037)	(16,619)
Transfers from (to) non-accrual	15,162	(1,334)	18,308	3,323
Ending balance	24,329	6,391	24,329	6,391
Non-accrual
Beginning balance	18,450	24,861	10,924	29,842
Additions	1,747	4,332	15,589	4,473
Net payments received	(201)	(954)	(735)	(892)
Charge-offs	(62)	(9,147)	(1,850)	(9,674)
Transfers to OREO	(35)	(6,437)	(77)	(6,437)
Loans sold	—	(1,602)	(806)	(1,602)
Transfers (to) from accruing	(15,162)	1,334	(18,308)	(3,323)
Ending balance	4,737	12,387	4,737	12,387
Total TDRs	$29,066	$18,778	$29,066	$18,778

For TDRs to be removed from TDR status, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring and (ii) be in compliance with the modified loan terms. TDRs that were returned to performing status totaled $5.0 million and $16.6 million for the nine months ended September 30, 2013 and 2012, respectively. No TDRs were returned to performing status for the quarters ended September 30, 2013 and 2012. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.

There were no commitments to lend additional funds to borrowers with TDRs as of September 30, 2013 or December 31, 2012.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. On a quarterly basis, consumer loans are assessed for credit quality based on the accrual status of the loan.

Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total

September 30, 2013
Commercial and industrial	$1,725,474	$42,627	$10,625	$13,835	$1,792,561
Agricultural	318,017	—	—	642	318,659
Commercial real estate:
Office, retail, and industrial	1,230,963	63,172	22,874	19,855	1,336,864
Multi-family	326,547	3,212	922	2,068	332,749
Residential construction	33,138	3,705	7,225	2,356	46,424
Commercial construction	107,972	6,524	10,371	3,881	128,748
Other commercial real estate	743,885	13,017	21,592	11,620	790,114
Total commercial real estate	2,442,505	89,630	62,984	39,780	2,634,899
Total corporate loans	$4,485,996	$132,257	$73,609	$54,257	$4,746,119
December 31, 2012
Commercial and industrial	$1,558,932	$37,833	$8,768	$25,941	$1,631,474
Agricultural	267,114	331	—	1,173	268,618
Commercial real estate:
Office, retail, and industrial	1,235,950	57,271	16,746	23,224	1,333,191
Multi-family	282,126	1,921	—	1,434	285,481
Residential construction	33,392	11,870	11,588	4,612	61,462
Commercial construction	95,567	14,340	14,174	873	124,954
Other commercial real estate	712,702	14,056	30,149	16,214	773,121
Total commercial real estate	2,359,737	99,458	72,657	46,357	2,578,209
Total corporate loans	$4,185,783	$137,622	$81,425	$73,471	$4,478,301

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans include $18.6 million of accruing TDRs as of September 30, 2013 and $448,000 of accruing TDRs as of December 31, 2012.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
September 30, 2013
Home equity	$370,236	$6,779	$377,015
1-4 family mortgages	281,278	5,055	286,333
Installment	37,383	2,079	39,462
Total consumer loans	$688,897	$13,913	$702,810
December 31, 2012
Home equity	$383,844	$6,189	$390,033
1-4 family mortgages	278,074	4,874	282,948
Installment	38,394	—	38,394
Total consumer loans	$700,312	$11,063	$711,375

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$29,323	$(48,527)	$60,141	$(34,270)
Net (income) loss applicable to non-vested restricted shares	(416)	715	(847)	500
Net income (loss) applicable to common shares	$28,907	$(47,812)	$59,294	$(33,770)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding	74,023	73,742	73,969	73,636
Dilutive effect of common stock equivalents	11	—	9	—
Weighted-average diluted common shares outstanding	74,034	73,742	73,978	73,636
Basic earnings (loss) per common share	$0.39	$(0.65)	$0.80	$(0.46)
Diluted earnings (loss) per common share	$0.39	$(0.65)	$0.80	$(0.46)
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,411,643	1,739,697	1,483,394	1,785,959

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company’s common stock.

8.  INCOME TAXES

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) before income tax expense (benefit)	$54,282	$(85,520)	$99,348	$(69,346)
Income tax expense (benefit):
Federal income tax expense (benefit)	$19,145	$(29,391)	$29,058	$(28,420)
State income tax expense (benefit)	5,814	(7,602)	10,149	(6,656)
Total income tax expense (benefit)	$24,959	$(36,993)	$39,207	$(35,076)
Effective income tax rate	46.0%	43.3%	39.5%	50.6%

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

Income tax expense was $25.0 million and $39.2 million for the third quarter and nine months ended September 30, 2013, respectively, compared to an income tax benefit of $37.0 million and $35.1 million for the same periods in 2012. The rise in income tax expense in 2013 was driven primarily by higher levels of income during 2013, which are subject to tax at statutory rates, and to a non-deductible BOLI modification loss recorded during the third quarter of 2013. Excluding the BOLI modification loss, the effective tax rate would have been 36.9% and 34.8% for the third quarter and nine months ended September 30, 2013, respectively.

The Company’s accounting policies for income taxes are included in Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Income Taxes,” in the Company’s 2012 10-K.

9.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution retirement savings plan (the “Profit Sharing Plan”) and a noncontributory defined benefit retirement plan (the “Pension Plan”) that cover eligible employees. Additional information regarding the Profit Sharing Plan and Pension Plan can be found in Note 15, “Employee Benefit Plans,” in the Company’s 2012 10-K.

The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate enrollment of new participants. During the second quarter of 2013, the Board of Directors approved an amendment to freeze benefit accruals under the Pension Plan effective on January 1, 2014. As a result of the Pension Plan amendment, the Company recorded an immaterial curtailment loss and remeasured the Pension Plan obligations and assets as of June 30, 2013. The remeasurement decreased the projected pension obligation by $11.0 million and increased other comprehensive income by $6.5 million, after tax. Depending on various factors, these actions could reduce 2013 pension expense by approximately $1.0 million.

Components of Net Periodic Benefit Cost
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$218	$1,109	$2,135	$2,191
Interest cost	203	1,054	1,981	2,082
Expected return on plan assets	(361)	(1,727)	(3,528)	(3,411)
Recognized net actuarial loss	—	653	—	1,289
Amortization of prior service cost	122	1	1,192	2
Net periodic cost	$182	$1,090	$1,780	$2,153

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

Fair Value Hedges
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
Notional amount outstanding	$15,017	$15,860
Derivative liability fair value	(1,647)	(2,270)
Weighted-average interest rate received	2.09%	2.12%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	4.02	4.76
Cash pledged to collateralize net unrealized losses with counterparties (1)	$1,583	$2,516
Fair value of assets needed to settle derivative transactions (2)	1,676	2,301

(1)	No other collateral was required to be pledged.

(2)	This amount represents the fair value of assets needed to settle derivative transactions if credit risk related contingent factors were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the quarters and nine months ended September 30, 2013 and 2012, gains or losses relating to fair value hedge ineffectiveness were not material.

The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third-party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $1.4 million and $2.0 million were recorded in noninterest income for the quarter and nine months ended September 30, 2013, respectively. There were no transaction fees recorded for the quarter and nine months ended September 30, 2012.

Other Derivative Instruments
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
Notional amount outstanding	$98,763	$—
Derivative asset fair value	2,258	—
Derivative liability fair value	(2,258)	—
Cash pledged to collateralize net unrealized losses with counterparties (1)	1,800	—
Fair value of assets needed to settle derivative transactions (2)	1,953	—

(1)	No other collateral was required to be pledged.

(2)	This amount represents the fair value if credit risk related contingent factors were triggered.

Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At September 30, 2013, these collateral agreements covered 100% of the fair value of the Company’s outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of September 30, 2013 and December 31, 2012, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2013 and December 31, 2012, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of September 30, 2013 or December 31, 2012. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
Commitments to extend credit:
Commercial and industrial	$877,470	$737,973
Commercial real estate	194,095	168,105
Residential construction	12,133	18,986
Home equity lines	262,244	258,156
Credit card lines	27,565	25,459
Overdraft protection program (1)	172,610	176,328
All other commitments	91,797	105,344
Total commitments	$1,637,914	$1,490,351
Letters of credit:
Commercial real estate	$40,459	$52,145
Residential construction	5,141	5,696
All other	70,701	57,996
Total letters of credit	$116,301	$115,837
Unamortized fees associated with letters of credit (2)(3)	$659	$740
Remaining weighted-average term, in months	9.71	13.20
Remaining lives, in years	0.1 to 10.8	0.1 to 11.6
Recourse on assets sold:
Unpaid principal balance of loans sold	$155,514	$50,110
Carrying value of recourse obligation (2)	142	55

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

Commitments to extend credit are agreements to lend funds to a customer, subject to contractual terms and covenants. Commitments generally have fixed expiration dates or other termination clauses, variable interest rates, and fee requirements, when applicable. Since many of the commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash flow requirements.

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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation on the maximum potential future payments or expiration of the Company’s recourse obligation. No loans were required to be repurchased during the quarters and nine months ended September 30, 2013 or 2012.

During 2012, the Company entered into two forward commitments with the FHLB of Chicago to borrow $250 million for a five year period beginning in 2014 at a weighted average interest rate of 2.0%. The Company terminated these forward commitments during the third quarter of 2013, resulting in a gain of $7.8 million recorded in noninterest income in the Condensed Consolidated Statement of Income.

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

There are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from any legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2013.

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

Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed at fair value. Refer to the “Fair Value Measurements of Other Financial Instruments” section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the value of the Company.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,256	$—	$—	$1,554	$—	$—
Mutual funds	15,187	—	—	12,608	—	—
Total trading securities	16,443	—	—	14,162	—	—
Securities available-for-sale:
U.S. agency securities	—	501	—	—	508	—
CMOs	—	506,036	—	—	400,383	—
Other MBSs	—	141,302	—	—	122,900	—
Municipal securities	—	471,259	—	—	520,043	—
CDOs	—	—	16,996	—	—	12,129
Corporate debt securities	—	14,993	—	—	15,339	—
Hedge fund investment	—	2,850	—	—	1,616	—
Other equity securities	43	8,931	—	43	9,442	—
Total securities available-for-sale	43	1,145,872	16,996	43	1,070,231	12,129
Mortgage servicing rights (1)	—	—	1,726	—	—	985
Derivative assets (1)	—	2,258	—	—	—	—
Liabilities:
Derivative liabilities (2)	$—	$3,905	$—	$—	$2,270	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of September 30, 2013
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5	6
Characteristics:
Class	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,178
Fair value	4,034	373	4,196	5,340	1,017	2,036
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	43	55	60	59	55	77
Percent of Issuers currently performing	79.1%	76.4%	78.3%	54.2%	63.6%	66.2%
Current deferral and default percent (1)	14.6%	16.6%	11.3%	34.8%	40.1%	28.7%
Expected future deferral and default percent (2)	17.2%	16.2%	15.3%	28.6%	25.3%	14.8%
Excess subordination percent (3)	—%	—%	—%	—%	—%	1.2%
Discount rate risk adjustment (4)	14.0%	15.0%	14.0%	13.0%	14.0%	12.5%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.3%	7.6%	4.8%	6.0%	5.3%	1.8%
Probability of default	21.7%	25.4%	21.9%	28.0%	39.7%	31.2%
Loss given default	88.0%	89.3%	89.3%	92.9%	92.7%	95.3%
Probability of deferral cure	40.3%	38.1%	26.3%	53.4%	35.9%	45.2%

(1)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.

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

The likelihood that an Issuer who is currently deferring payment on its securities will pay all deferred amounts and remain current thereafter is based on an analysis of the Issuer’s asset quality, leverage ratios, and other measures of financial viability.

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

A rollforward of the carrying value of CDOs for the quarters and nine months ended September 30, 2013 and 2012 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$14,917	$11,082	$12,129	$13,394
Total income (loss):
OTTI included in earnings (1)	—	—	—	(2,126)
Included in other comprehensive income (2)	2,079	464	4,867	278
Ending balance (3)	$16,996	$11,546	$16,996	$11,546
Change in unrealized losses recognized in earnings related to securities still held at end of period	$—	$—	$—	$(2,126)

(1)	Included in net securities gains (losses) in the Condensed Consolidated Statements of Income and related to securities still held at the end of the period.

(2)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.

(3)
There were no purchases, issuances, or settlements of CDOs during the periods presented. One CDO with a carrying value of zero was sold during the nine months ended September 30, 2013, resulting in a gain of $101,000.

Mortgage Servicing Rights

The Company services loans for others totaling $202.5 million as of September 30, 2013 and $109.7 million as of December 31, 2012. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, “Fair Value,” in the Company’s 2012 10-K.

Derivative Assets and Derivative Liabilities

The Company enters into interest rate swaps that are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company also enters into derivative transactions with commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party, which are valued using market consensus prices.

Pension Plan Assets

Although pension plan assets are not consolidated in the Company’s Consolidated Statements of Financial Condition, the fair value of pension plan assets is required to be measured on an annual basis. Additionally, pension plan assets were remeasured as of June 30, 2013 as a result of the amendment to freeze the benefit accruals under the Pension Plan. Refer to Note 9, “Employee

Benefit Plans” for additional discussion regarding this change. The fair value of pension plan assets is presented in the following table by level in the fair value hierarchy.

Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$24,761	$—	$24,761	$16,009	$—	$16,009
U.S. government and government agency securities	9,797	7,425	17,222	6,510	7,295	13,805
Corporate bonds	—	6,110	6,110	—	8,653	8,653
Common stocks	14,861	—	14,861	15,001	—	15,001
Common trust funds	—	10,030	10,030	—	10,033	10,033
Total pension plan assets	$49,419	$23,565	$72,984	$37,520	$25,981	$63,501

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.

Mutual funds, certain U.S. government agency securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds, certain U.S. government agency, and U.S. Treasury securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified as level 2 of the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Plan’s year end and are classified as level 2 in the fair value hierarchy.

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis

The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$—	$—	$11,996	$—	$—	$61,454
OREO (1)	—	—	10,252	—	—	11,956
Loans held-for-sale (2)	—	—	1,191	—	—	—
Assets held-for-sale (3)	—	—	4,000	—	—	1,668

(1)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer.

(2)	Included in other assets in the Consolidated Statements of Financial Condition.

(3)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loans and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% -20%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

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

Loans Held-for-Sale

As of September 30, 2013, loans held-for-sale consisted of 1-4 family mortgage loans. The Company had no loans held-for-sale as of December 31, 2012.

Assets Held-for-Sale

As of September 30, 2013, assets held-for-sale consisted of three former bank branches that are no longer in operation, which were transferred into the held-for-sale category at their recorded investment as an approximation of fair value. Therefore, they are classified in level 3 of the fair value hierarchy.

Valuation Adjustments Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Charged to allowance for loan and covered loan losses:
Collateral-dependent impaired loans	$4,604	$43,414	$15,812	$79,828
Loans held-for-sale	—	80,260	1,560	82,647
Charged to earnings:
OREO	243	1,410	829	3,924
Assets held-for-sale	—	1,255	—	1,255

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$155,075	$155,075	$149,420	$149,420
Interest-bearing deposits in other banks	2	744,163	744,163	566,846	566,846
Securities held-to-maturity	2	29,847	29,542	34,295	36,023
FHLB and Federal Reserve Bank stock	2	35,161	35,161	47,232	47,232
Net loans	3	5,511,406	5,440,441	5,288,124	5,305,286
FDIC indemnification asset	3	18,078	11,902	37,051	27,040
Accrued interest receivable	3	28,155	28,155	27,535	27,535
Investment in BOLI	3	193,979	193,979	206,405	206,405
Other interest earning assets	3	7,374	8,475	9,923	10,640
Liabilities:
Deposits	2	$7,003,208	$6,999,214	$6,672,255	$6,674,510
Borrowed funds	2	212,058	213,995	185,984	189,074
Senior and subordinated debt	1	214,876	222,755	214,779	216,686
Accrued interest payable	2	5,852	5,852	2,884	2,884
Standby letters of credit	2	659	659	740	740
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, commercial real estate, and municipal customers through approximately 90 banking offices. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and nine months ended September 30, 2013 and 2012. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2012 Annual Report on Form 10-K (“2012 10-K”). The results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of future results.

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

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Results
Interest income	$72,329	$75,584	$215,127	$226,370
Interest expense	(6,663)	(8,324)	(20,683)	(27,224)
Net interest income	65,666	67,260	194,444	199,146
Fee-based revenues	27,804	24,350	79,570	70,593
Other noninterest income (1)	1,966	1,712	5,000	4,731
Noninterest expense (1)	(62,817)	(61,788)	(186,574)	(182,413)
Pre-tax, pre-provision operating earnings (2)	32,619	31,534	92,440	92,057
Provision for loan and covered loan losses	(4,770)	(111,791)	(16,257)	(152,459)
Net securities gains (losses)	33,801	(217)	34,017	(1,009)
BOLI modification loss	(13,312)	—	(13,312)	—
Gain on termination of FHLB forward commitments	7,829	—	7,829	—
Net losses on OREO sales	(1,409)	(615)	(1,316)	(931)
OREO valuation adjustments	(243)	(1,410)	(829)	(3,924)
Severance-related costs	(233)	(840)	(1,724)	(1,155)
Gain on FDIC-assisted transaction, net of integration costs	—	3,074	—	3,074
Adjusted amortization of FDIC indemnification asset	—	(4,000)	(1,500)	(4,000)
Valuation adjustments on assets held-for-sale	—	(1,255)	—	(1,255)
Gain on early extinguishment of debt	—	—	—	256
Income (loss) before income tax	54,282	(85,520)	99,348	(69,346)
Income tax expense (benefit)	24,959	(36,993)	39,207	(35,076)
Net income (loss)	29,323	(48,527)	60,141	(34,270)
Net (income) loss applicable to non-vested restricted shares	(416)	715	(847)	500
Net income (loss) applicable to common shares	$28,907	$(47,812)	$59,294	$(33,770)
Weighted average diluted common shares outstanding	74,034	73,742	73,978	73,636
Diluted earnings (loss) per common share	$0.39	$(0.65)	$0.80	$(0.46)
Performance Ratios (3)
Return on average common equity	11.66%	(19.36)%	8.22%	(4.62)%
Return on average assets	1.38%	(2.35)%	0.98%	(0.57)%
Net interest margin – tax equivalent	3.63%	3.83%	3.70%	3.86%
Efficiency ratio (4)	62.70%	69.04%	64.46%	64.78%

(1)	Excludes certain non-operating noninterest items.

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

(4)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, trading gains (losses), and the tax-equivalent adjustment on BOLI income. The $7.8 million gain on termination of FHLB forward commitments and the $13.3 million BOLI modification loss are non-recurring items excluded from the efficiency ratio for the third quarter and nine months ended September 30, 2013.

	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013 Change From
				December 31, 2012	September 30, 2012
Balance Sheet Highlights
Total assets	$8,517,913	$8,099,839	$8,167,176	$418,074	$350,737
Total loans, excluding covered loans	5,448,929	5,189,676	5,218,345	259,253	230,584
Total loans, including covered loans	5,602,234	5,387,570	5,434,955	214,664	167,279
Total deposits	7,003,208	6,672,255	6,749,055	330,953	254,153
Transactional deposits	5,745,047	5,272,307	5,253,658	472,740	491,389
Loans-to-deposits ratio	80.0%	80.7%	80.5%
Transactional deposits to total deposits	82.0%	79.0%	77.8%

	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013 Change From
				December 31, 2012	September 30, 2012
Asset Quality Highlights (1)
Non-accrual loans	$68,170	$84,534	$99,579	$(16,364)	$(31,409)
90 days or more past due loans (still accruing interest)	5,642	8,689	12,582	(3,047)	(6,940)
Total non-performing loans	73,812	93,223	112,161	(19,411)	(38,349)
Accruing TDRs	24,329	6,867	6,391	17,462	17,938
OREO	35,616	39,953	36,487	(4,337)	(871)
Total non-performing assets	$133,757	$140,043	$155,039	$(6,286)	$(21,282)
30-89 days past due loans (still accruing interest)	$15,111	$22,666	$20,088	$(7,555)	$(4,977)
Allowance for credit losses	80,158	90,750	95,548	(10,592)	(15,390)
Allowance for credit losses as a percent of loans	1.47%	1.75%	1.83%
Allowance for credit losses to non-accrual loans	117.59%	107.35%	95.95%

(1)
Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

Net income applicable to common shares for the third quarter of 2013 was $28.9 million, or $0.39 per share, compared to a net loss applicable to common shares of $47.8 million, or $0.65 per share, for the third quarter of 2012. For the first nine months of 2013, net income applicable to common shares was $59.3 million, or $0.80 per share, compared to a net loss applicable to common shares of $33.8 million, or $0.46 per share, for the same period in 2012.

Pre-tax, pre-provision operating earnings of $32.6 million for the third quarter of 2013 increased by 3.4% compared to the third quarter of 2012. For the first nine months of 2013, pre-tax, pre-provision operating earnings was $92.4 million, increasing from $92.1 million for the first nine months of 2012. The rise from both prior periods resulted from growth in our core businesses, specifically mortgage banking, wealth management, and sales of capital market products to our commercial clients, which more than offset a reduction in net interest income and increase in noninterest expense. A discussion of noninterest income and noninterest expense is presented in the following section titled “Earnings Performance.”

Non-performing loans, excluding covered loans, were $73.8 million at September 30, 2013, decreasing significantly from $93.2 million at December 31, 2012 and $112.2 million at September 30, 2012. Compared to December 31, 2012, the decline primarily resulted from the reclassification of $19.4 million of corporate loans from non-accrual to accruing TDR status. Compared to both prior periods presented, the decline in non-performing assets, excluding covered loans and covered OREO, was driven by management's continued focus on credit remediation. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of non-accrual loans, 90 days past due loans, TDRs, and OREO.

Significant Third Quarter Events

During the third quarter of 2013, certain balance sheet repositioning activities, which primarily impacted the securities and bank-owned life insurance ("BOLI") portfolios, were executed to take advantage of changing market conditions, strengthen capital, and better position the Company to benefit from a higher interest rate environment. These activities included:

•
Sale of our $4.0 million equity investment in Textura Corporation ("Textura") for $38.2 million, resulting in a realized gain of $34.2 million. Textura completed an initial public offering ("IPO") of common stock during the second quarter of 2013. At June 30, 2013, we classified our investment in Textura's common stock as available-for-sale and valued it using the closing stock price of Textura on that date reported by the New York Stock Exchange, resulting in an unrealized gain as of that date. Initially, we were restricted from selling any of our shares for six months following the completion of the IPO. During the third quarter of 2013, Textura completed a secondary offering and certain stockholders, including the Company, were allowed to sell their shares. Therefore, we sold substantially all of our equity investment in Textura in the secondary offering. The Company has no other similar equity investments.

•
Terminated two forward commitments with the Federal Home Loan Bank of Chicago ("FHLB") to borrow a total of $250 million for a 5-year period beginning in 2014 at a weighted average interest rate of approximately 2.0%, at a gain of $7.8 million. This termination was executed to take advantage of a temporary rise in interest rates and an anticipation that future liquidity needs could be better managed through maturities of securities, continued growth in our deposit base, and other similar low rate borrowings.

•
Crediting rate terms and the underlying cash surrender value ("CSV") of approximately $100 million of lower yielding BOLI policies were voluntarily modified, resulting in a $13.3 million write-down. This write-down represents the difference between the book value and the fair value of the underlying investments and was previously being amortized in other noninterest income, offsetting BOLI income and any insurance proceeds received. This action gives the Company the flexibility to reinvest these assets in longer duration securities at higher yields to enhance BOLI income.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2013 and 2012, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior year and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2013 and 2012.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarter Ended September 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$661,779	$469	0.28	$435,528	$265	0.24	$155	$49	$204
Trading securities	15,543	29	0.75	15,389	25	0.65	—	4	4
Investment securities (2)	1,250,158	10,199	3.26	1,220,654	10,841	3.55	271	(913)	(642)
FHLB and Federal Reserve Bank stock	35,162	333	3.79	47,111	341	2.90	(113)	105	(8)
Loans (2)(3)	5,559,932	64,326	4.59	5,630,091	67,512	4.77	139	(3,325)	(3,186)
Total interest-earning assets (2)	7,522,574	75,356	3.98	7,348,773	78,984	4.28	452	(4,080)	(3,628)
Cash and due from banks	127,847			128,714
Allowance for loan and covered loan losses	(93,940)			(118,925)
Other assets	847,304			868,551
Total assets	$8,403,785			$8,227,113
Liabilities and Stockholders’ Equity:
Savings deposits	$1,127,970	192	0.07	$1,048,430	260	0.10	22	(90)	(68)
NOW accounts	1,175,926	162	0.05	1,111,412	170	0.06	11	(19)	(8)
Money market deposits	1,343,263	411	0.12	1,234,833	468	0.15	48	(105)	(57)
Time deposits	1,288,746	2,072	0.64	1,498,993	3,228	0.86	(412)	(744)	(1,156)
Borrowed funds	203,613	390	0.76	189,835	507	1.06	41	(158)	(117)
Senior and subordinated debt	214,860	3,436	6.34	231,156	3,691	6.35	(261)	6	(255)
Total interest-bearing liabilities	5,354,378	6,663	0.49	5,314,659	8,324	0.62	(551)	(1,110)	(1,661)
Demand deposits	1,975,797			1,852,810
Other liabilities	90,154			77,062
Stockholders’ equity - common	983,456			982,582
Total liabilities and stockholders’ equity	$8,403,785			$8,227,113
Net interest income/margin (2)		$68,693	3.63		$70,660	3.83	$1,003	$(2,970)	$(1,967)
Net interest income (GAAP)		$65,666			$67,260
Tax equivalent adjustment		3,027			3,400
Tax-equivalent net interest income		$68,693			$70,660

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company’s Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$640,551	$1,371	0.29	$439,104	$798	0.24	$413	$160	$573
Trading securities	15,174	89	0.78	15,355	87	0.76	(1)	3	2
Investment securities (2)	1,227,619	30,303	3.29	1,207,634	33,747	3.73	569	(4,013)	(3,444)
FHLB and Federal Reserve Bank stock	41,086	1,014	3.29	48,792	1,025	2.80	105	(116)	(11)
Loans (2)(3)	5,439,308	191,605	4.71	5,516,758	200,729	4.86	51,817	(60,941)	(9,124)
Total interest-earning assets (2)	7,363,738	224,382	4.07	7,227,643	236,386	4.37	52,903	(64,907)	(12,004)
Cash and due from banks	121,037			120,230
Allowance for loan and covered loan losses	(96,991)			(121,762)
Other assets	858,347			873,704
Total assets	$8,246,131			$8,099,815
Liabilities and Stockholders’ Equity:
Savings deposits	$1,126,501	647	0.08	$1,028,900	812	0.11	88	(253)	(165)
NOW accounts	1,162,657	505	0.06	1,075,908	567	0.07	53	(115)	(62)
Money market deposits	1,289,857	1,315	0.14	1,198,756	1,454	0.16	125	(264)	(139)
Time deposits	1,331,277	6,693	0.67	1,556,234	11,484	0.99	(1,495)	(3,296)	(4,791)
Borrowed funds	202,664	1,217	0.80	196,415	1,512	1.03	50	(345)	(295)
Senior and subordinated debt	214,829	10,306	6.41	236,816	11,395	6.43	(1,055)	(34)	(1,089)
Total interest-bearing liabilities	5,327,785	20,683	0.52	5,293,029	27,224	0.69	(2,234)	(4,307)	(6,541)
Demand deposits	1,866,560			1,747,672
Other liabilities	87,651			82,424
Stockholders’ equity - common	964,135			976,690
Total liabilities and stockholders’ equity	$8,246,131			$8,099,815
Net interest income/margin (2)		$203,699	3.70		$209,162	3.86	$55,137	$(60,600)	$(5,463)
Net interest income (GAAP)		$194,444			$199,146
Tax equivalent adjustment		9,255			10,016
Tax-equivalent net interest income		$203,699			$209,162

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Total interest-earning assets for the third quarter of 2013 increased by $173.8 million from the third quarter of 2012 and $136.1 million for the first nine months of 2013 compared to the same period in 2012. This growth was driven primarily by an increase in other interest-earning assets, partially offset by a decrease in loans. The completion of the bulk loan sales in the fourth quarter of 2012 funded a significant portion of the rise in other interest-earning assets and accounted for the decline in average loans.

For the third quarter of 2013, total interest-bearing liabilities increased by $39.7 million from the third quarter of 2012 and $34.8 million for the first nine months of 2013 compared to the same period in 2012 driven by higher levels of interest-bearing transaction deposits, which more than offset the decline in time deposits.

Tax-equivalent net interest margin for the third quarter and first nine months of 2013 was 3.63% and 3.70%, respectively, a decline of 20 basis points from the third quarter of 2012 and 16 basis points from the first nine months of 2012. These decreases resulted primarily from an overall lower yield earned on loans due to a decline in the yield for new and renewing loans and a greater preference for floating rate loans given the current low interest rate environment. Additionally, the reinvestment of maturing investment securities at lower rates also contributed to the decrease. An improved funding mix and lower rates paid on time deposits and borrowed funds mitigated the decline in the loan and securities yields.

Noninterest Income

A summary of noninterest income for the quarters and nine months ended September 30, 2013 and 2012 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Service charges on deposit accounts	$9,472	$9,502	(0.3)	$27,267	$27,010	1.0
Card-based fees (1)	5,509	5,246	5.0	16,132	15,578	3.6
Wealth management fees	6,018	5,415	11.1	17,983	16,201	11.0
Mortgage banking income	1,273	196	N/M	4,251	360	N/M
Merchant servicing fees	2,915	2,849	2.3	8,368	8,079	3.6
Other service charges, commissions, and fees	2,617	1,142	N/M	5,569	3,365	65.5
Total fee-based revenues	27,804	24,350	14.2	79,570	70,593	12.7
Net gains (losses) on securities sales (2)	33,801	(217)	N/M	34,017	(1,009)	N/M
BOLI (loss) income	(13,028)	300	N/M	(12,428)	952	N/M
Gain on termination of FHLB forward commitments	7,829	—	N/M	7,829	—	N/M
Other income (3)(5)	800	727	10.0	1,984	2,268	(12.5)
Net trading gains (4)(5)	882	685	28.8	2,132	1,511	41.1
Gain on FDIC-assisted transaction (5)	—	3,289	N/M	—	3,289	N/M
Gain on early extinguishment of debt (5)	—	—	—	—	256	N/M
Total noninterest income	$58,088	$29,134	99.4	$113,104	$77,860	45.3

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

(5)	These line items are included in other income in the Condensed Consolidated Statements of Income.

Total noninterest income for the third quarter of 2013 increased by $29.0 million, or 99.4%, compared to the third quarter of 2012. For the first nine months of 2013, total noninterest income rose $35.2 million, or 45.3%, from the same period in 2012. Compared to both prior periods presented, the increase resulted primarily from the $34.2 million gain on the sale of our $4.0 million equity investment in Textura. In addition, the $7.8 million gain on the termination of two FHLB forward commitments contributed to the variance. These gains were partially offset by the modification of approximately $100 million of certain lower yielding BOLI policies, which resulted in a $13.3 million write-down of the CSV. These actions helped strengthen capital and provide greater flexibility to redeploy assets to benefit from the rising interest rate environment.

Fee-based revenues increased 14.2% from the third quarter of 2012 and 12.7% from the first nine months of 2012, driven by growth in core business services, specifically mortgage banking, wealth management, and sales of capital market products to commercial clients.

Wealth management fees increased by approximately 11.0% from both prior periods presented due to higher levels of assets under management driven by new customer relationships and improved market performance.

During the third quarter and first nine months of 2013, we sold $36.1 million and $118.1 million respectively, of 1-4 family mortgage loans in the secondary market, respectively, which accounted for the growth in mortgage banking income. Growth in mortgage banking income reflects market conditions and the expansion of our mortgage lending sales force.

The increases in other service charges, commissions, and fees compared to the third quarter and first nine months of 2012 resulted primarily from sales of capital market products to our commercial clients.

Noninterest Expense

The following table presents the components of noninterest expense for the quarters and nine months ended September 30, 2013 and 2012.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Compensation expense:
Salaries and wages (1)	$27,254	$26,064	4.6	$81,646	$76,209	7.1
Nonqualified plan expense (1)	1,003	817	22.8	2,394	1,781	34.4
Retirement and other employee benefits	6,013	6,230	(3.5)	19,720	18,737	5.2
Total compensation expense	34,270	33,111	3.5	103,760	96,727	7.3
Net OREO expense:
OREO valuation adjustments	243	1,410	(82.8)	829	3,924	(78.9)
Net losses on OREO sales	1,409	615	N/M	1,316	931	41.4
Net OREO operating expense	1,197	1,183	1.2	3,587	4,341	(17.4)
Net OREO expense	2,849	3,208	(11.2)	5,732	9,196	(37.7)
Professional services:
Loan remediation costs	1,893	3,206	(41.0)	6,579	9,588	(31.4)
Other professional services	3,624	3,459	4.8	9,751	9,611	1.5
Total professional services	5,517	6,665	(17.2)	16,330	19,199	(14.9)
Net occupancy expense (2)	5,576	5,864	(4.9)	17,154	17,369	(1.2)
Equipment expense (2)	2,406	2,244	7.2	6,768	6,583	2.8
Technology and related costs	2,984	2,906	2.7	8,351	8,615	(3.1)
FDIC premiums	1,734	1,785	(2.9)	5,180	5,163	0.3
Advertising and promotions (3)	2,167	1,427	51.9	5,609	3,329	68.5
Merchant card expense (3)	2,339	2,272	2.9	6,704	6,392	4.9
Cardholder expenses (3)	1,030	982	4.9	3,003	3,004	—
Other expenses (3)	3,830	4,404	(13.0)	11,852	13,061	(9.3)
Adjusted amortization of FDIC indemnification asset	—	4,000	N/M	1,500	4,000	(62.5)
Valuation adjustments of assets held-for-sale (3)	—	1,255	N/M	—	1,255	N/M
Total noninterest expense	$64,702	$70,123	(7.7)	$191,943	$193,893	(1.0)

N/M – Not meaningful.

(1)
These expenses are included in salaries and wages in the Condensed Consolidated Statements of Income. Nonqualified plan expense results from changes in the Company’s obligation to participants under deferred compensation agreements.

(2)	These line items are included in net occupancy and equipment expense in the Condensed Consolidated Statements of Income.

(3)	These line items are included in other expenses in the Condensed Consolidated Statements of Income.

Total noninterest expense for the third quarter of 2013 decreased 7.7% from the third quarter of 2012. For the first nine months of 2013, noninterest expense declined 1.0% compared to the same period in 2012.

The increase in salaries and wages from the third quarter and first nine months of 2012 was driven primarily by lower levels of deferred salaries and the timing of certain incentive compensation accruals. A rise in commissions related to the increase in wealth management activities previously discussed, the focused expansion of sales personnel into specialized lending areas, and the growth of our mortgage lending sales force also contributed to the variance compared to both prior periods presented.

Retirement and other employee benefits increased during the nine months ended September 30, 2013 compared to the same period in 2012 from a rise in profit sharing contributions and insurance costs.

Net OREO expense decreased 11.2% from the third quarter of 2012 and 37.7% from the first nine months of 2012, primarily from lower valuation adjustments. This progress was partially offset by higher net losses, including a $1.2 million loss on the sale of a special-purpose, foreclosed property, during the third quarter of 2013.

Loan remediation costs decreased 41.0% and 31.4% compared to the quarter and nine months ended September 30, 2012 as a result of improved credit quality driven by management’s accelerated credit remediation actions in the third and fourth quarters of 2012, including the bulk loan sales and lower servicing costs for our covered loan portfolio.

The rise in other professional services from the third quarter of 2012 was driven mainly by consulting expenses related to sales of capital market products to commercial clients and legal costs related to the sale of our equity investment in Textura discussed earlier.

The rise in advertising and promotions expense compared to both prior periods presented was driven by our "Bank with Momentum" branding campaign launched in the second quarter of 2013, and reflects the return to a more normalized level of expense.

A reduction in the reserve for unfunded commitments for the quarter and nine months ended September 30, 2013 of $480,000 and $980,000, respectively, resulted in lower other expenses compared to both prior periods presented.

Based on management's current estimates of future cash flows on covered loans and OREO and expected reimbursements from the FDIC for covered losses, adjusted amortization of the FDIC indemnification asset decreased for the third quarter and nine months ended September 30, 2013 compared to both prior periods presented.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) before income tax expense (benefit)	$54,282	$(85,520)	$99,348	$(69,346)
Income tax expense (benefit):
Federal income tax expense (benefit)	$19,145	$(29,391)	$29,058	$(28,420)
State income tax expense (benefit)	5,814	(7,602)	10,149	(6,656)
Total income tax expense (benefit)	$24,959	$(36,993)	$39,207	$(35,076)
Effective income tax rate	46.0%	43.3%	39.5%	50.6%

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

Income tax expense was $25.0 million and $39.2 million for the third quarter and first nine months of 2013 compared to an income tax benefit of $37.0 million and $35.1 million for the same periods in 2012. The rise in income tax expense in 2013 was driven primarily by higher levels of income during 2013 which are subject to tax at statutory rates, and to a non-deductible BOLI modification loss recorded during the third quarter of 2013. Excluding the BOLI modification loss, the effective tax rate would have been 36.9% and 34.8% for the quarter and nine months ended September 30, 2013, respectively.

Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2012 10-K.

FINANCIAL CONDITION

Investment Portfolio Management

Securities that we have the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities consist of securities held in a grantor trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	September 30, 2013				December 31, 2012
	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost
Securities Available-for-Sale
U.S. agency securities	$501	$—	$501	—	$508	$—	$508	—
CMOs	506,036	(10,126)	516,162	42.3	400,383	3,237	397,146	35.6
Other MBSs	141,302	1,990	139,312	11.4	122,900	5,115	117,785	10.6
Municipal securities	471,259	7,083	464,176	38.1	520,043	24,137	495,906	44.5
CDOs	16,996	(29,536)	46,532	3.9	12,129	(34,404)	46,533	4.2
Corporate debt securities	14,993	1,993	13,000	1.1	15,339	2,333	13,006	1.2
Equity securities	11,824	1,767	10,057	0.8	11,101	1,411	9,690	0.8
Total available-for- sale securities	1,162,911	(26,829)	1,189,740	97.6	1,082,403	1,829	1,080,574	96.9
Securities Held-to-Maturity
Municipal securities	29,542	(305)	29,847	2.4	36,023	1,728	34,295	3.1
Total securities	$1,192,453	$(27,134)	$1,219,587	100.0	$1,118,426	$3,557	$1,114,869	100.0

	September 30, 2013			December 31, 2012
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	0.08%	0.08	0.20%	0.90%	0.92	0.20%
CMOs	4.24%	4.14	1.35%	2.22%	2.93	1.19%
Other MBSs	3.74%	4.65	2.30%	1.97%	3.62	2.79%
Municipal securities	5.18%	3.40	5.54%	4.49%	3.69	5.56%
CDOs	0.25%	10.00	N/A	0.25%	8.36	N/A
Corporate debt securities	5.04%	7.37	6.38%	5.51%	8.09	6.37%
Equity securities	N/A	N/A	N/A	N/A	N/A	N/A
Total available-for-sale securities	4.40%	4.18	3.09%	3.20%	3.65	3.37%
Securities Held-to-Maturity
Municipal securities	5.54%	8.78	4.54%	6.30%	10.53	5.26%
Total securities	4.43%	4.29	3.12%	3.29%	3.86	3.43%

(1)
The effective duration represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in interest rates. This measure is used to evaluate the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.

(2)
Average life is presented in years and represents the weighted-average time to receive all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Portfolio Composition

As of September 30, 2013, our securities portfolio totaled $1.2 billion, an increase of 6.6% compared to December 31, 2012. The growth in CMOs during the first nine months of 2013 resulted from the redeployment of cash and cash equivalents into these securities. During the first nine months of 2013, available-for-sale securities purchases of $326.1 million more than offset $178.3 million in maturities and $7.5 million in premium amortization. Our available-for-sale securities portfolio is comprised primarily of municipal securities, CMOs, and other MBSs. The remainder of the portfolio consists of six CDOs with a total fair value of $17.0 million and miscellaneous other securities with fair values equaling $27.3 million.

Investments in municipal securities comprised 40.5%, or $471.3 million, of the total available-for-sale securities portfolio at September 30, 2013 and declined 9.4% from $520.0 million at December 31, 2012. The majority consists of general obligations of local municipalities, compared to state issued debt. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The average life and effective duration of our available-for-sale securities portfolio as of September 30, 2013 are elevated from the December 31, 2012 metrics due primarily to purchases of CMOs and other MBSs during the nine months ended September 30, 2013. The decline in the yield to maturity from December 31, 2012 was impacted by purchases and repricing of securities in the CMO and other MBS portfolios.

Securities Gains and Losses

Net securities gains for the third quarter and first nine months of 2013 were $33.8 million and $34.0 million, respectively, and resulted primarily from the sale of our equity investment in Textura. During the third quarter of 2013, Textura completed a secondary offering and certain stockholders, including the Company, were allowed to sell their shares. In addition, net securities gains for the quarter include other-than-temporary securities impairment ("OTTI") charges of $404,000 on four municipal securities.

Net securities losses were $217,000 for the third quarter of 2012 and $1.0 million for the nine months ended September 30, 2012. Net securities losses for the nine months ended September 30, 2012 included an OTTI charge of $2.1 million associated with two CDOs and net gains of $1.4 million from the sale of $50.6 million in CMOs, municipal securities, and corporate bonds.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. The rise in interest rates caused a decrease in the fair value of fixed rate securities resulting in net unrealized losses at September 30, 2013 of $26.8 million compared to net unrealized gains of $1.8 million at December 31, 2012.

Net unrealized losses in the CMO portfolio totaled $10.1 million at September 30, 2013, compared to net unrealized gains of $3.2 million at December 31, 2012. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of September 30, 2013 represents OTTI since the unrealized losses are not attributed to credit quality.

As of September 30, 2013, net unrealized gains in the available-for-sale municipal securities portfolio totaled $7.1 million compared to $24.1 million as of December 31, 2012. Net unrealized gains on municipal securities include unrealized losses of $4.7 million at September 30, 2013. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined from $34.4 million at December 31, 2012 to $29.5 million at September 30, 2013. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the illiquid nature of these particular investments. We do not believe the unrealized losses on the CDOs as of September 30, 2013 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 87.1% of total loans, excluding covered loans, at September 30, 2013. Consistent with our emphasis on relationship banking, the majority of our loans are made to our multi-relationship customers.

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2013	% of Total	December 31, 2012	% of Total	Annualized % Change
Commercial and industrial	$1,792,561	32.9	$1,631,474	31.5	13.2
Agricultural	318,659	5.8	268,618	5.2	24.8
Commercial real estate:
Office	449,067	8.2	474,717	9.1	(7.2)
Retail	384,787	7.1	368,796	7.1	5.8
Industrial	503,010	9.2	489,678	9.4	3.6
Multi-family	332,749	6.1	285,481	5.5	22.1
Residential construction	46,424	0.9	61,462	1.2	(32.6)
Commercial construction	128,748	2.4	124,954	2.4	4.0
Other commercial real estate	790,114	14.5	773,121	14.9	2.9
Total commercial real estate	2,634,899	48.4	2,578,209	49.6	2.9
Total corporate loans	4,746,119	87.1	4,478,301	86.3	8.0
Home equity	377,015	6.9	390,033	7.5	(4.5)
1-4 family mortgages	286,333	5.3	282,948	5.5	1.6
Installment	39,462	0.7	38,394	0.7	3.7
Total consumer loans	702,810	12.9	711,375	13.7	(1.6)
Total loans, excluding covered loans	5,448,929	100.0	5,189,676	100.0	6.7
Covered loans	153,305		197,894		(30.0)
Total loans	$5,602,234		$5,387,570		5.3

Total loans, excluding covered loans, of $5.4 billion grew by $259.3 million from December 31, 2012. Strong annualized growth in the commercial and industrial, agricultural, and multi-family loan categories continues to reflect our targeted repositioning of the loan portfolio. In addition, greater resource investments and expansion into specialized lending areas, such as agribusiness and asset-based lending, contributed to the increases. This growth was offset by declines in the office, residential construction, and home equity portfolios. Overall, the loan portfolio continues to benefit from well balanced growth reflecting credits of varying size and diverse geographic locations within our markets.

During the first nine months of 2013, we sold $118.1 million of 1-4 family mortgage loans in the secondary market, which contributed to the decrease in the consumer portfolio. We continue to generate solid new mortgage volume, reflecting the expansion of our mortgage lending sales force.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 38.7% of total loans, excluding covered loans, and totaled $2.1 billion at September 30, 2013, an increase of $211.1 million, or 14.8% annualized, from December 31, 2012. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.

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

Commercial Real Estate Loans

All commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards specific to real estate loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location within the Company's markets.

The following table presents commercial real estate loans by owner-occupied or investor status and category.

Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Owner- Occupied	Investor	Total	Owner- Occupied	Investor	Total
Office, retail, and industrial:
Office	$161,421	$287,646	$449,067	$167,221	$307,496	$474,717
Retail	118,338	266,449	384,787	115,570	253,226	368,796
Industrial	262,211	240,799	503,010	270,484	219,194	489,678
Total office, retail, and industrial	541,970	794,894	1,336,864	553,275	779,916	1,333,191
Multi-family	—	332,749	332,749	—	285,481	285,481
Residential construction	—	46,424	46,424	—	61,462	61,462
Commercial construction	—	128,748	128,748	—	124,954	124,954
Other commercial real estate:
Rental properties (1)	32,004	84,178	116,182	26,902	94,272	121,174
Service stations and truck stops	76,408	19,486	95,894	95,794	18,727	114,521
Warehouses and storage	65,830	54,165	119,995	77,290	33,077	110,367
Hotels	—	62,937	62,937	—	73,347	73,347
Restaurants	62,106	18,893	80,999	62,921	17,509	80,430
Automobile dealers	33,914	7,728	41,642	39,392	5,729	45,121
Mobile home parks	—	26,943	26,943	—	27,147	27,147
Recreational	47,652	10,639	58,291	32,804	8,254	41,058
Religious	32,484	873	33,357	28,301	895	29,196
Medical	—	797	797	—	816	816
Multi-use properties	15,382	69,670	85,052	14,295	48,825	63,120
Other	32,721	35,304	68,025	32,401	34,423	66,824
Total other commercial real estate	398,501	391,613	790,114	410,100	363,021	773,121
Total commercial real estate	$940,471	$1,694,428	$2,634,899	$963,375	$1,614,834	$2,578,209
Commercial real estate loans, excluding multi-family and construction loans	$940,471	$1,186,507	$2,126,978	$963,375	$1,142,937	$2,106,312
Percent of total (2)	44.2%	55.8%		45.7%	54.3%

(1)	Owner-occupied rental properties primarily represent home-based businesses.

(2)	The percent reported does not include multi-family or construction loans since the owner-occupied classification is not relevant to these categories.

Commercial real estate loans represent 48.4% of total loans, excluding covered loans, and totaled $2.6 billion at September 30, 2013, an increase of $56.7 million from December 31, 2012, due primarily to an increase in the multi-family portfolio. Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers.

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

Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of September 30, 2013
Commercial and industrial	$1,792,561	$1,762,727	$5,268	$3,927	$6,804	$13,835
Agricultural	318,659	318,017	—	—	—	642
Commercial real estate:
Office	449,067	446,306	638	—	—	2,123
Retail	384,787	377,399	29	12	626	6,721
Industrial	503,010	482,184	95	—	9,720	11,011
Multi-family	332,749	328,765	871	—	1,045	2,068
Residential construction	46,424	43,573	—	—	495	2,356
Commercial construction	128,748	124,867	—	—	—	3,881
Other commercial real estate	790,114	772,793	1,255	173	4,273	11,620
Total commercial real estate	2,634,899	2,575,887	2,888	185	16,159	39,780
Total corporate loans	4,746,119	4,656,631	8,156	4,112	22,963	54,257
Home equity	377,015	364,158	4,555	973	550	6,779
1-4 family mortgages	286,333	278,028	1,915	519	816	5,055
Installment	39,462	36,860	485	38	—	2,079
Total consumer loans	702,810	679,046	6,955	1,530	1,366	13,913
Total loans, excluding covered loans	5,448,929	5,335,677	15,111	5,642	24,329	68,170
Covered loans	153,305	94,333	7,881	20,235	—	30,856
Total loans	$5,602,234	$5,430,010	$22,992	$25,877	$24,329	$99,026
As of December 31, 2012
Commercial and industrial	$1,631,474	$1,598,342	$4,534	$2,138	$519	$25,941
Agricultural	268,618	266,991	79	375	—	1,173
Commercial real estate:
Office	474,717	471,242	871	197	—	2,407
Retail	368,796	358,945	2,415	626	—	6,810
Industrial	489,678	475,416	255	—	—	14,007
Multi-family	285,481	283,415	479	153	—	1,434
Residential construction	61,462	56,850	—	—	—	4,612
Commercial construction	124,954	124,081	—	—	—	873
Other commercial real estate	773,121	749,114	1,053	1,534	5,206	16,214
Total commercial real estate	2,578,209	2,519,063	5,073	2,510	5,206	46,357
Total corporate loans	4,478,301	4,384,396	9,686	5,023	5,725	73,471
Home equity	390,033	375,804	6,349	1,651	40	6,189
1-4 family mortgages	282,948	270,784	4,241	1,947	1,102	4,874
Installment	38,394	35,936	2,390	68	—	—
Total consumer loans	711,375	682,524	12,980	3,666	1,142	11,063
Total loans, excluding covered loans	5,189,676	5,066,920	22,666	8,689	6,867	84,534
Covered loans	197,894	145,751	6,514	31,447	—	14,182
Total loans	$5,387,570	$5,212,671	$29,180	$40,136	$6,867	$98,716
The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2013			2012
	September 30	June 30	March 31	December 31	September 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$68,170	$89,193	$95,397	$84,534	$99,579
90 days or more past due loans	5,642	3,832	5,552	8,689	12,582
Total non-performing loans	73,812	93,025	100,949	93,223	112,161
Accruing TDRs	24,329	8,287	2,587	6,867	6,391
OREO	35,616	39,497	39,994	39,953	36,487
Total non-performing assets	$133,757	$140,809	$143,530	$140,043	$155,039
30-89 days past due loans	$15,111	$21,756	$22,222	$22,666	$20,088
Non-accrual loans to total loans	1.25%	1.69%	1.84%	1.63%	1.91%
Non-performing loans to total loans	1.35%	1.76%	1.95%	1.80%	2.15%
Non-performing assets to loans plus OREO	2.44%	2.64%	2.75%	2.68%	2.95%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$30,856	$28,468	$20,912	$14,182	$16,372
90 days or more past due loans	20,235	27,700	24,934	31,447	34,554
Total non-performing loans	51,091	56,168	45,846	45,629	50,926
Accruing TDRs	—	—	—	—	—
OREO	10,477	13,681	14,774	13,123	8,729
Total non-performing assets	$61,568	$69,849	$60,620	$58,752	$59,655
30-89 days past due loans	$7,881	$5,650	$10,655	$6,514	$9,241
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$99,026	$117,661	$116,309	$98,716	$115,951
90 days or more past due loans	25,877	31,532	30,486	40,136	47,136
Total non-performing loans	124,903	149,193	146,795	138,852	163,087
Accruing TDRs	24,329	8,287	2,587	6,867	6,391
OREO	46,093	53,178	54,768	53,076	45,216
Total non-performing assets	$195,325	$210,658	$204,150	$198,795	$214,694
30-89 days past due loans	$22,992	$27,406	$32,877	$29,180	$29,329
Non-accrual loans to total loans	1.77%	2.16%	2.17%	1.83%	2.13%
Non-performing loans to total loans	2.23%	2.73%	2.74%	2.58%	3.00%
Non-performing assets to loans plus OREO	3.46%	3.82%	3.77%	3.65%	3.92%

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

Non-performing loans, excluding covered loans, were $73.8 million at September 30, 2013, decreasing $19.4 million, or 20.8%, from December 31, 2012. The improvement in non-performing loans was driven primarily by the reclassification of $19.4 million of corporate loans from non-accrual to accruing TDR status. These loans continue to perform in accordance with contractual terms, which are at market rates, and are expected to move to the performing loan portfolio in the first quarter of 2014. This reclassification resulted in a more favorable asset quality mix. Refer to the "TDRs" section below for further discussion.

Compared to December 31, 2012, non-performing assets, excluding covered loans and covered OREO, declined by 4.5% due to management's continued focus on credit remediation.

Loans 30-89 days past due decreased to $15.1 million as of September 30, 2013, the lowest level in over a decade.

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

Table 12
TDRs by Type
(Dollar amounts in thousands)

	September 30, 2013		December 31, 2012		September 30, 2012
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	12	$9,029	6	$3,064	12	$2,999
Commercial real estate:
Office	—	—	—	—	—	—
Retail	2	626	—	—	—	—
Industrial	4	10,083	2	2,407	2	2,407
Multi-family	5	1,304	1	150	1	150
Residential construction	2	495	—	—	—	—
Commercial construction	—	—	—	—	—	—
Other commercial real estate	7	4,726	7	9,855	7	10,797
Total commercial real estate loans	20	17,234	10	12,412	10	13,354
Total corporate loans	32	26,263	16	15,476	22	16,353
Home equity	14	1,068	7	274	6	259
1-4 family mortgages	14	1,735	16	2,041	18	2,166
Installment	—	—	—	—	—	—
Total consumer loans	28	2,803	23	2,315	24	2,425
Total TDRs	60	$29,066	39	$17,791	46	$18,778
Accruing TDRs	37	$24,329	19	$6,867	15	$6,391
Non-accrual TDRs	23	4,737	20	10,924	31	12,387
Total TDRs	60	$29,066	39	$17,791	46	$18,778
Year-to-date charge-offs on TDRs		$1,850		$10,003		$9,674
Specific reserves related to TDRs		$2,024		$2,794		$3,035

TDRs totaled $29.1 million at September 30, 2013, increasing $11.3 million from December 31, 2012.

Accruing TDRs rose $17.5 million from December 31, 2012, driven primarily by the reclassification of $18.3 million of corporate loans from non-accrual TDR to accruing TDR status based on restructuring actions and continued performance of these loans in accordance with their modified terms. In addition, $4.6 million of new accruing loan restructures also contributed to the variance. These increases were offset by the return of $5.0 million of accruing TDRs to performing status due to sustained payment performance in accordance with the modified terms, which are at market rates.

At September 30, 2013, non-accrual TDRs totaled $4.7 million compared to $10.9 million at December 31, 2012. TDRs are reported as non-accrual because they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. The decrease in non-accrual TDRs from December 31, 2012 was driven by the reclassification of non-accrual TDRs to accruing TDR status discussed above, which was offset by $15.6 million of new non-accrual loan restructures during the first nine months of 2013.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s potential operating or financial difficulties.

Table 13
Performing Potential Problem Loans
(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Special Mention (1) (3)	Substandard (2) (3)	Total (3)	Special Mention (1) (3)	Substandard (2) (3)	Total (3)
Commercial and industrial	$36,738	$9,869	$46,607	$37,833	$8,418	$46,251
Agricultural	—	—	—	331	—	331
Commercial real estate:
Office, retail, and industrial	52,826	22,874	75,700	57,271	16,746	74,017
Multi-family	2,791	508	3,299	1,921	—	1,921
Residential construction	3,209	7,225	10,434	11,870	11,588	23,458
Commercial construction	6,524	10,371	16,895	14,340	14,174	28,514
Other commercial real estate	12,700	21,592	34,292	14,056	30,051	44,107
Total commercial real estate	78,050	62,570	140,620	99,458	72,559	172,017
Total performing potential problem corporate loans	$114,788	$72,439	$187,227	$137,622	$80,977	$218,599

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)	Total special mention and substandard loans exclude $18.6 million of accruing TDRs as of September 30, 2013 and $448,000 thousand of accruing TDRs as of December 31, 2012.

Performing potential problem loans totaled $187.2 million as of September 30, 2013, down $31.4 million, or 14.4%, from December 31, 2012, reflecting management's proactive focus on credit remediation. As of September 30, 2013, approximately 53.0% of performing potential problem loans was comprised of 10 corporate loan relationships each having balances greater than $5.0 million. Management has specific monitoring plans for these corporate loan relationships.

OREO Activity

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $35.6 million at September 30, 2013, comparable to September 30, 2012, and decreasing $4.3 million from December 31, 2012.

Table 14
OREO Properties by Type
(Dollar amounts in thousands)

	September 30, 2013		December 31, 2012		September 30, 2012
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	30	$3,028	15	$2,054	22	$3,267
Land parcels:
Raw land	6	4,540	5	3,244	5	3,244
Farmland	—	—	1	207	1	207
Commercial lots	18	11,955	22	12,355	21	12,157
Single-family lots	23	3,105	29	4,970	33	5,619
Total land parcels	47	19,600	57	20,776	60	21,227
Multi-family units	10	845	10	796	7	811
Commercial properties	23	12,143	32	16,327	23	11,182
Total OREO, excluding covered OREO	110	35,616	114	39,953	112	36,487
Covered OREO	54	10,477	62	13,123	49	8,729
Total OREO properties	164	$46,093	176	$53,076	161	$45,216

Table 15
OREO Disposals and Write-Downs
(Dollar amounts in thousands)

	Nine Months Ended
	September 30, 2013			September 30, 2012
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$17,023	$3,692	$20,715	$23,656	$18,723	$42,379
Less: Basis of properties sold	(18,356)	(3,675)	(22,031)	(24,713)	(18,597)	(43,310)
Net losses (gains) on sales of OREO	$1,333	$(17)	$1,316	$1,057	$(126)	$931
OREO valuation adjustments	$628	$201	$829	$3,713	$211	$3,924

For the nine months ended September 30, 2013, we sold $18.4 million of OREO, excluding covered OREO. These sales consisted of 54 properties with the majority classified as single-family homes and commercial properties. Net losses on sales of OREO were primarily impacted by a $1.2 million loss on the sale of a special-purpose, foreclosed property during the third quarter of 2013.

OREO sales, excluding covered OREO, consisted of 77 properties for the nine months ended September 30, 2012, with the majority classified as single family homes and lots.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2013.

The accounting policy for the allowance for credit losses is discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 16
Allowance for Credit Losses
and Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Change in allowance for credit losses
Beginning balance	$96,976	$100,457	$102,812	$104,945	$118,682
Loan charge-offs:
Commercial and industrial	2,578	3,021	3,085	2,425	43,099
Agricultural	141	95	90	—	4,531
Office, retail, and industrial	987	1,453	1,262	361	29,370
Multi-family	112	213	165	119	2,758
Residential construction	470	850	565	239	9,368
Commercial construction	—	—	—	100	11,037
Other commercial real estate	889	547	2,535	1,865	23,473
Home equity and installment	2,123	2,254	1,966	1,915	2,470
1-4 family mortgages	359	269	398	831	572
Total loan charge-offs	7,659	8,702	10,066	7,855	126,678
Recoveries of loan charge-offs:
Commercial and industrial	521	573	2,089	647	1,318
Agricultural	—	—	—	177	—
Office, retail, and industrial	31	35	2	266	2
Multi-family	—	30	5	110	3
Residential construction	57	5	—	105	126
Commercial construction	3	—	2	—	—
Other commercial real estate	250	329	1,030	79	21
Home equity and installment	305	169	105	205	119
1-4 family mortgages	69	244	2	5	3
Total recoveries of loan charge-offs	1,236	1,385	3,235	1,594	1,592
Net loan charge-offs, excluding covered loans	6,423	7,317	6,831	6,261	125,086
Net covered loan charge-offs	1,629	1,977	698	1,465	442
Net loan and covered loan charge-offs	8,052	9,294	7,529	7,726	125,528
Provision for loan and covered loan losses:
Provision for loan losses	4,466	1,682	4,811	1,463	102,934
Provision for covered loan losses	304	4,131	1,014	4,131	9,212
Less: expected reimbursement from the FDIC	—	—	(151)	(1)	(355)
Net provision for covered loan losses	304	4,131	863	4,130	8,857
Provision for loan and covered loan losses	4,770	5,813	5,674	5,593	111,791
Reduction in reserve for unfunded commitments (1)	(480)	—	(500)	—	—
Total provision for loan and covered loan losses and other	4,290	5,813	5,174	5,593	111,791
Ending balance	$93,214	$96,976	$100,457	$102,812	$104,945

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Allowance for credit losses
Allowance for loan losses	$77,772	$79,729	$85,364	$87,384	$93,048
Allowance for covered loan losses	13,056	14,381	12,227	12,062	9,397
Total allowance for loan and covered loan losses	90,828	94,110	97,591	99,446	102,445
Reserve for unfunded commitments	2,386	2,866	2,866	3,366	2,500
Total allowance for credit losses	$93,214	$96,976	$100,457	$102,812	$104,945
Amounts and ratios, excluding covered loans
Average loans	$5,379,435	$5,180,608	$5,148,343	$5,160,576	$5,353,911
Net loan charge-offs to average loans, annualized	0.47%	0.57%	0.54%	0.48%	9.29%
Allowance for credit losses at end of period as a percent of:
Total loans	1.47%	1.56%	1.70%	1.75%	1.83%
Non-accrual loans	117.59%	92.60%	92.49%	107.35%	95.95%
Non-performing loans	108.60%	88.79%	87.40%	97.35%	85.19%
Amounts and ratios, including covered loans
Average loans	$5,539,776	$5,357,945	$5,339,749	$5,367,121	$5,575,406
Net loan charge-offs to average loans annualized	0.58%	0.70%	0.57%	0.57%	8.96%
Allowance for credit losses at end of period as a percent of:
Total loans	1.66%	1.78%	1.87%	1.91%	1.93%
Non-accrual loans	94.13%	82.42%	86.37%	104.15%	90.51%
Non-performing loans	74.63%	65.00%	68.43%	74.04%	64.35%

Activity in the Allowance for Credit Losses

The allowance for credit losses was $93.2 million as of September 30, 2013, a decline of $9.6 million from December 31, 2012 and $11.7 million from September 30, 2012. The allowance for credit losses was 1.66% of total loans at September 30, 2013 compared to 1.91% at December 31, 2012 and 1.93% at September 30, 2012.

The provision for loan and covered loan losses was $4.8 million for the quarter ended September 30, 2013, decreasing by $107.0 million compared to the quarter ended September 30, 2012 and remaining stable compared to the other prior periods presented. The provision for loan and covered loan losses was elevated for the quarter ended September 30, 2012 due primarily to the additional provision of $62.3 million recorded as a result of moving $171.1 million of loans to held for sale status in anticipation of the bulk loan sales, which were completed during the fourth quarter of 2012.

Net loan charge-offs, excluding covered loan charge-offs, during the third quarter of 2013 remained stable or decreased compared to the prior periods presented. The decline in charge-offs from the third quarter of 2012 reflected improved credit quality due to management’s accelerated credit remediation actions that occurred during the third and fourth quarters of 2012, including the bulk loan sales. Net loan charge-offs, excluding covered loan charge-offs, of $6.4 million at September 30, 2013 are at the lowest level in the last five years.

Covered loan charge-offs reflect the decline in estimated cash flows of certain acquired loans. Management re-estimates cash flows periodically, and the present value of any decreases in expected cash flows from the FDIC is recorded as either a charge-off or an allowance for covered loan losses is established. Any increases in expected cash flows are recorded through prospective yield adjustments over the remaining lives of the specific loans.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2013, December 31, 2012, and September 30, 2012. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Third Quarter 2013 % Change From
	September 30, 2013	December 31, 2012	September 30, 2012	Fourth Quarter 2012	Third Quarter 2012
Demand deposits	$1,975,797	$1,808,522	$1,852,810	9.2%	6.6%
Savings deposits	1,127,970	1,066,611	1,048,430	5.8%	7.6%
NOW accounts	1,175,926	1,133,740	1,111,412	3.7%	5.8%
Money market accounts	1,343,263	1,268,046	1,234,833	5.9%	8.8%
Transactional deposits	5,622,956	5,276,919	5,247,485	6.6%	7.2%
Time deposits	1,272,670	1,418,689	1,470,041	(10.3)%	(13.4)%
Brokered deposits	16,076	29,229	28,952	(45.0)%	(44.5)%
Total time deposits	1,288,746	1,447,918	1,498,993	(11.0)%	(14.0)%
Total deposits	6,911,702	6,724,837	6,746,478	2.8%	2.4%
Securities sold under agreements to repurchase	89,029	70,805	74,570	25.7%	19.4%
Funds purchased	22	—	—	N/M	N/M
FHLB advances	114,562	114,585	115,265	—	(0.6)%
Total borrowed funds	203,613	185,390	189,835	9.8%	7.3%
Senior and subordinated debt	214,860	214,764	231,156	—	(7.0)%
Total funding sources	$7,330,175	$7,124,991	$7,167,469	2.9%	2.3%
Average interest rate paid on borrowed funds	0.76%	1.07%	1.06%
Weighted-average maturity of FHLB advances	32.6 months	20.8 months	23.2 months
Weighted-average interest rate of FHLB advances	1.34%	1.72%	1.68%

Average funding sources for the third quarter of 2013 increased $205.2 million from the fourth quarter of 2012 and $162.7 million from the third quarter of 2012. Compared to the prior year periods, growth across transactional deposit products more than offset the decline in time deposits.

The reduction in average senior and subordinated debt compared to third quarter of 2012 was attributed to the repurchase and retirement of $4.3 million of junior subordinated debentures and $12.0 million of subordinated notes during the fourth quarter of 2012.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2013		September 30, 2012
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$97,500	0.03	$69,103	0.01
FHLB advances	114,558	1.34	114,588	1.68
Total borrowed funds	$212,058	0.74	$183,691	1.05
Average for the year-to-date period:
Securities sold under agreements to repurchase	$88,088	0.03	$82,987	0.01
Fed funds purchased	7	—	—	—
FHLB advances	114,569	1.40	113,428	1.74
Total borrowed funds	$202,664	0.80	$196,415	1.03
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$106,170		$103,591
FHLB advances	114,581		114,593

Average borrowed funds totaled $202.7 million for the first nine months of 2013, consistent with $196.4 million for the same period in 2012.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of September 30, 2013 and December 31, 2012.

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

Table 19
Capital Measurements
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at September 30, 2013
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$843,675	$755,264
Tier 1 capital, as defined in federal regulations	$744,468	$652,480
Trust preferred securities included in Tier 1 capital	(59,965)	(59,965)
Tier 1 common capital	$684,503	$592,515
Risk-weighted assets, as defined in federal regulations	$6,694,123	$6,348,523
Average assets, as defined in federal regulations	8,082,881	7,768,967
Regulatory capital ratios:
Total capital to risk-weighted assets	12.60%	11.90%	10.00%	26%	$174,263
Tier 1 capital to risk-weighted assets	11.12%	10.28%	6.00%	85%	$342,821
Tier 1 leverage to average assets	9.21%	8.40%	5.00%	84%	$340,324
Tier 1 common capital to risk-weighted assets (1)	10.23%	9.33%	N/A(2)	N/A(2)	N/A(2)
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$986,725	$940,893
Goodwill and other intangible assets	(277,187)	(281,059)
Tangible common equity	709,538	659,834
Accumulated other comprehensive income	26,057	15,660
Tangible common equity, excluding accumulated other comprehensive income	$735,595	$675,494
Total assets	$8,517,913	$8,099,839
Goodwill and other intangible assets	(277,187)	(281,059)
Tangible assets	$8,240,726	$7,818,780
Tangible common equity ratios:
Tangible common equity to tangible assets	8.61%	8.44%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive income, to tangible assets	8.93%	8.64%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.60%	10.39%	N/A(2)	N/A(2)	N/A(2)

(1)	Excludes the impact of trust-preferred securities.

(2)	Ratio is not subject to formal Federal Reserve regulatory requirements.

Regulatory capital ratios improved 70 to 84 basis points compared to December 31, 2012. This improvement resulted from strong earnings and the continued increase in allowable deferred tax assets, more than offsetting the impact of loan growth and the increase in dividends paid.

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

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of September 30, 2013, the Company had $61.8 million of trust-preferred securities.

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1 beginning on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.

We are currently evaluating the impact of the capital adequacy requirements under the Basel III Capital Rules on the Company and the Bank.

The Basel III Capital Rules adopted in July 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. The bank regulatory agencies recently issued for public comment a proposed Liquidity Coverage Ratio Test that would not apply to banking organizations with less than $50 billion in assets. See “Item 1. Business – Supervision and Regulation – Liquidity Requirements” in the Company’s 2012 10-K for more information on these proposed requirements.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	-100	+200	+300
September 30, 2013:
Dollar change	$(13,535)	$17,708	$(18,194)	$(11,908)	$24,362	$39,762
Percent change	(5.17)%	6.77%	(6.95)%	(4.55)%	9.31%	15.20%
December 31, 2012:
Dollar change	$(10,678)	$12,933	$(19,173)	$(13,502)	$19,766	$33,786
Percent change	(4.05)%	4.93%	(7.27)%	(5.12)%	7.49%	12.81%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

Overall, in rising interest rate scenarios, interest rate risk volatility is more positive at September 30, 2013 compared to December 31, 2012 and, in declining interest rate scenarios, interest rate risk volatility is generally less negative at September 30, 2013 compared to December 31, 2012. In rising interest rate scenarios the increase in short-term investments and variable rate loans positively impact net interest income sensitivity.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	-100	+200	+300
September 30, 2013:
Dollar change	$(68,559)	$(22,425)	$70,656	$99,209
Percent change	(5.26)%	(1.72)%	5.42%	7.61%
December 31, 2012:
Dollar change	$(134,704)	$(86,090)	$130,148	$181,210
Percent change	(10.96)%	(7.00)%	10.59%	14.74%

As of September 30, 2013, the estimated sensitivity of the economic value of equity to rising interest rates is less positive compared to December 31, 2012, and the estimated sensitivity to falling rates is less negative compared to December 31, 2012. The change from December 31, 2012 is due to lower loan prepayment speeds which lengthened the duration on fixed rate loans. In addition, during the second and third quarters of 2013, the yield curve steepened, resulting in duration extension on the loan and securities portfolios.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during the third quarter of 2013. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of September 30, 2013. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 – July 31, 2013	—	$—	—	2,494,747
August 1 – August 31, 2013	—	—	—	2,494,747
September 1 – September 30, 2013	—	—	—	2,494,747
Total	—	$—	—

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

Date:  November 8, 2013

* Duly authorized to sign on behalf of the registrant.