Form 10-K
period 2013-12-31
FIRST MIDWEST BANCORP INC
filed 2014-03-03
CIK 702325

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year-ended December 31, 2013
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-10967

FIRST MIDWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
One Pierce Place, Suite 1500 Itasca, Illinois 60143-1254 (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (630) 875-7450
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2013, determined using a per share closing price on that date of $13.72, as quoted on the NASDAQ Stock Market, was $983,311,289.

As of March 3, 2014, there were 75,271,087 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2014 Annual Stockholders' Meeting are incorporated by reference into Part III.

FORM 10-K

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the "Company") is a Delaware corporation incorporated in 1982 and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is one of Illinois' largest independent publicly-traded banking companies with assets of $8.3 billion as of December 31, 2013 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company's common stock, $0.01 par value per share, is listed on the NASDAQ Stock Market and trades under the symbol FMBI ("Common Stock").

Our principal subsidiary, First Midwest Bank (the "Bank"), provides a broad range of banking and wealth management services to commercial and industrial, commercial real estate, municipal, and consumer customers throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through approximately 90 banking offices.

History

In 1983, the Company became a bank holding company through a simultaneous acquisition of over 20 affiliated financial institutions. This transaction involved a re-organization of existing ownership interests as the acquired banks were under some form of common control. The Bank, through its predecessors, has provided banking and trust services for over 70 years. Since becoming a bank holding company, the Company has completed 21 acquisitions of financial institutions and branches representing over $4 billion in assets.

In the normal course of business, the Company explores potential opportunities for expansion in core market areas through the acquisition of banking and non-banking institutions. As a matter of policy, the Company generally does not comment on any dialogue or negotiations with potential targets or possible acquisitions until a definitive acquisition agreement is signed and publicly announced. The Company's ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will depend on the bank regulators' views at the time as to the capital levels, quality of management, and overall condition of the Company in addition to their assessment of a variety of other factors.

Subsidiaries

The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital. As of December 31, 2013, the following were the Company's primary subsidiaries:

    First Midwest Bank

The Bank conducts the majority of the Company's operations throughout the greater Chicago metropolitan area, in addition to northwest Indiana, central and western Illinois, and eastern Iowa. The following table presents key figures for the Bank.

(Dollar amounts in thousands)	December 31, 2013
Total assets	$8,122,963
Total deposits	$6,783,730
Bank branches	86
Bank offices	5
Full-time equivalent employees	1,647

The Bank operates the following wholly owned subsidiaries:

•
First Midwest Securities Management, LLC is a Delaware limited liability company that manages investment securities.
•
LIH Holdings, LLC is an Illinois limited liability company that holds an equity interest in a Section 8 housing venture.
•
Synergy Property Holdings, LLC is an Illinois limited liability company that manages the majority of the Bank's OREO properties.
•
First Midwest Holdings, Inc. is a Delaware corporation that manages investment securities, principally municipal obligations, and provides corporate management services to its wholly owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities and is largely inactive.

    Catalyst Asset Holdings, LLC ("Catalyst")

Catalyst is an Illinois limited liability company that manages a portion of the Company's non-performing assets. In March of 2010, the Company purchased $168.1 million of non-performing assets from the Bank and transferred them to Catalyst in the form of a capital injection. Catalyst had $9.5 million in non-performing assets remaining as of December 31, 2013.

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

FMCT qualifies as a variable interest entity for which the Company is not the primary beneficiary. Consequently, its accounts are not consolidated in the Company's financial statements. However, the $36.7 million in trust-

preferred securities held by FMCT at December 31, 2013 is included in Tier 1 capital of the Company for regulatory capital purposes.

Segments

The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.

Market Area

The Bank operates in the most active and diverse markets in Illinois, the largest of which is the suburban metropolitan Chicago market, as well as central and western Illinois. The Bank's other service areas are located in northwestern Indiana and eastern Iowa. These service areas include a mixture of urban, suburban, and rural markets and contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural.

Competition

The banking and financial services industry in the markets in which the Bank operates (and particularly the Chicago metropolitan area) is highly competitive. Generally, the Bank competes for banking customers and deposits with other local, regional, national, and internet banks and savings and loan associations; personal loan and finance companies; credit unions; mutual funds; and investment brokers.

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

The Company faces competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend on its ability to attract new employees and retain and motivate existing employees.

Our Business

The Bank offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. The Bank has been in the basic business of commercial and retail banking for over 70 years, namely attracting deposits and making loans, as well as providing wealth management services. The Company does not engage in any sub-prime lending, nor does it engage in non-commercial banking activities, such as investment banking services.

  Deposit and Retail Services

The Bank offers a full range of deposit services that are typically available at most commercial banks and financial institutions, including checking accounts, NOW accounts, money market accounts, savings accounts, and time deposits of various types ranging from shorter-term to longer-term certificates of deposit. The transaction accounts and time deposits are tailored to our primary service area at competitive rates. The Company also offers certain retirement account services, including individual retirement accounts.

  Lending Activities

The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company's borrowers are businesses and residents in the Bank's service areas. The Company's largest category of lending is commercial real estate, followed by commercial and industrial. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location within the Company's markets. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios at time of origination are capped at 50% for unimproved land and 65% for developed land. The Company's consumer loans consist primarily of home equity loans and lines of credit and 1-4 family mortgages.

No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. However, 61% of our loan portfolio consisted of real estate-related loans at December 31, 2013.

For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  Sources of Funds

The Company's ability to maintain affordable funding sources allows the Bank to meet the credit needs of its customers and the communities it serves. The Bank maintains a relatively stable base of transactional deposits that are the primary source of the Company's funds for lending and other investment purposes. Deposits funded 82% of the Company's assets at the end of 2013 with a loans-to-deposits ratio of 85%. Consumer, commercial, and public deposits come from the Company's primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits, the Company obtains funds from the amortization, repayment, and prepayment of loans; the sale or maturity of investment securities; certificates of deposits; advances from the Federal Home Loan Bank ("FHLB"); securities sold under agreements to repurchase; federal funds purchased; revolving line of credit; cash flows generated by operations; and proceeds from the issuance of debt and sales of the Company's Common Stock. For detailed information regarding the Company's funding sources, see the "Funding and Liquidity Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  Investment Activities

The Bank maintains a securities portfolio to provide the Company with financial stability, asset diversification, income, and collateral for borrowing. The Company administers its securities portfolio in accordance with an investment policy that was approved and adopted by the Board of Directors of the Bank. The Bank's Asset Liability Committee implements the investment policy based on the established guidelines within the written policy.

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

Supervision and Regulation

The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System, and the Board of Governors of the Federal Reserve System ("Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities including the FDIC, which oversees insured deposits and assets covered by the FDIC Agreements, and the U.S. Department of the Treasury ("Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also under the jurisdiction of the U.S. Securities and Exchange Commission ("SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Federal and state laws and regulations generally applicable to financial institutions, including the Company and its subsidiaries, regulate the scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF"), the depositors, and the stability of the U.S financial system, rather than the stockholders of a financial institution.

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

The final regulations, regulatory policies, and regulatory and supervisory guidance applicable to the Company and its subsidiaries, and the manner in which market practices and structures develop around the regulations, could have a material adverse effect on our business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such developments will have on its business and earnings.

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

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act and fair housing laws, and the effectiveness of the banks in combating money laundering activities.

In addition, the BHC Act prohibits (with certain exceptions) a bank holding company from acquiring direct or indirect control or ownership, or control of more than 5.0% of the voting shares of any "non-banking" company unless the non-banking activities are found by the Federal Reserve to be "so closely related to banking as to be a proper incident thereto." Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.

  Transactions with Affiliates

Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on an arm's-length basis. Covered transactions are defined by statute to include:

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

In general, these regulations require that any extension of credit by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

The Bank is also limited as to how much and on what terms it may lend to its insiders and the insiders of its affiliates, including executive officers and directors.

  Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

  Community Reinvestment Act of 1977 (the "CRA")

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. During its last examination in August of 2012, the Bank received a rating of "outstanding," the highest rating available.

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

In addition, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third parties.

  Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy and USA PATRIOT Acts require financial institutions to develop programs to prevent them from being used for money laundering, terrorist, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Office of Foreign Assets Control Regulation ("OFAC")

The United States imposes economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by OFAC, an agency of the Treasury. These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act's provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, such as bank holding companies and banks with total consolidated assets of $10 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. We are monitoring developments with respect to the provisions applicable to bank holding companies and banks with total consolidated assets of $10 billion or more in the event that the Company or Bank reaches that size.

Some of these provisions may have the consequence of increasing the Company's expenses, decreasing the Company's revenues, and changing the activities in which the Company chooses to engage. Many aspects of the Dodd-Frank Act are still subject to future rulemaking, implementation, and guidance that will occur over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

  Consumer Financial Protection

The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a "consumer financial product or service" and has rulemaking, examination, and enforcement powers over financial institutions. For primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Company.

The powers of the CFPB currently include:

•
The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.
•
Primary enforcement and exclusive supervision authority for federal consumer financial laws over "very large" insured institutions with assets of $10 billion or more. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
•
The ability to require reports from institutions with assets under $10 billion, such as the Bank, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
•
Examination authority (limited to assessing compliance with federal consumer financial laws) over institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

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

The Federal Reserve has primary responsibility for examination and enforcement of federal consumer financial laws with respect to the Company, and state authorities are responsible for monitoring the Company's compliance with all state consumer laws. Failure to comply with these requirements could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  Interchange Fees

Under the Durbin Amendment of the Dodd-Frank Act, the Federal Reserve established a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

On July 31, 2013, the U.S. District Court for the District of Columbia found the interchange fee cap and the exclusivity provision adopted by the Federal Reserve to be invalid. The Federal Reserve has appealed this decision, and it is currently uncertain whether the Federal Reserve's original rule will ultimately be upheld or whether the Federal Reserve will be required to revise the rule.

  Capital Requirements

The Federal Reserve and other federal bank regulators established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, "banking institutions"). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee").

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

Regulatory requirements also establish quantitative measures to ensure capital adequacy for banking institutions as follows:

	Adequately Capitalized Requirement	Well-Capitalized Requirement
Tier 1 capital to risk-weighted assets	4.00%	6.00%
Total capital to risk-weighted assets	8.00%	10.00%
Tier 1 capital to average assets	3.00%	5.00%

  Basel III Capital Rules

In July 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework commonly known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues impacting the numerator in banks' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues impacting the denominator in regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. In addition, the Basel III Capital Rules implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules will be effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in

Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2013, the Company had $36.7 million of trust-preferred securities included in Tier 1 capital.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain the following:

•
A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation).
•
A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation).
•
A minimum ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5% upon full implementation).
•
A minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 beginning on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, may make a one-time permanent election to continue to exclude these items, and the Company and the Bank expect to make such an election.

Finally, the Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.

Management believes that as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

  Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity was addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework puts forth regulatory requirements that banks and bank holding companies measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will provide an incentive for banking entities to increase their holdings of Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In October of 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

  Prompt Corrective Action

The Federal Deposit Insurance Act, as amended ("FDIA"), requires the federal banking agencies to take "prompt corrective action" for depository institutions that do not meet the minimum capital requirements. The FDIA includes the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend on how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio, and the leverage ratio.

A bank will be:

•
"Well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.
•
"Adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized."
•
"Undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%.
•
"Significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.
•
"Critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2013, the Company believes the Bank was "well capitalized" based on its ratios as defined above.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan and must also provide appropriate assurances of performance for a plan to be acceptable. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to the institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

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

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

  Volcker Rule

The so-called "Volcker Rule" issued under the Dodd-Frank Act restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although the Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, the Federal Reserve issued an order extending the transition period to July 21, 2015. Banks, such as the Bank, with less than $10 billion in total consolidated assets that do not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the final rules. Although the Company is continuing to evaluate the impact of the Volcker Rule, it generally does not engage in the businesses prohibited by the Volcker Rule; therefore, management does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries.

  Illinois Banking Law

The Illinois Banking Act ("IBA") governs the activities of the Bank, an Illinois banking corporation. The IBA (i) defines the powers and permissible activities of an Illinois state-chartered bank, (ii) prescribes corporate governance standards, (iii) imposes approval requirements on mergers of state banks, (iv) prescribes lending limits, and (v) provides for the examination of state banks by the IDFPR. The Banking on Illinois Act ("BIA") amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.

  Dividends

The Company's primary source of liquidity is dividend payments from the Bank. In addition to requirements to maintain adequate capital above regulatory minimums, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. While it continues its banking business, the Bank may not pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank's undivided profits; and a bank may not declare or pay a dividend if all dividends declared during the calendar year are greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. However, the Company is subject to other regulatory policies and requirements related to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve and the IDFPR are authorized to determine that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment under certain circumstances related to the financial condition of a bank or bank holding company. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate. Due to the current financial and economic environment, the Federal Reserve indicated that bank holding companies should carefully review their dividend policy and discourage payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings. For deposit insurance assessment purposes, an insured depository institution is placed into one of the four risk categories each quarter. An institution's assessment is determined by multiplying its assessment rate by its assessment base.

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

In addition, the Dodd-Frank Act requires that the federal bank regulatory agencies and the SEC establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In 2011, the Federal Reserve, along with other federal banking agencies, proposed such rules, which have not yet been finalized. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation.

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock is subject to risks inherent in the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occurs, the Company's results of operations and financial condition could be adversely affected, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Related to the Company's Business

    Interest Rate and Credit Risks

The Company is subject to interest rate risk.

The Company's earnings and cash flows largely depend on its net interest income. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it pays on deposits and borrowings. These changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning in July 2011. As a result, some financial institutions, including the Company, now offer interest on demand deposits to compete for customers. The Company's interest expense will increase and its net interest margin will decrease if it offers higher interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to lending risk.

There are inherent risks associated with the Company's lending activities. Underwriting and documentation controls cannot mitigate all credit risk, especially those outside the Company's control. These risks include the impact of changes in interest rates, changes in the economic conditions in the markets in which the Company operates as well as those across the U.S., and the ability of borrowers to repay loans based on their respective circumstances. Increases in interest rates as well as continuing weakened economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.

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

As of December 31, 2013, the Company's loan portfolio consisted of corporate loans totaling 86.6%, the majority of which is secured by commercial real estate, and 13.4% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to corporate and consumer loans.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company's operating performance.

Many of the Company's non-performing real estate loans are collateral-dependent, and the repayment of the loan largely depends on the value of the collateral securing the loan and the successful operation of the property. For collateral-dependent loans, the Company estimates the value of the loan based on the appraised value of the underlying collateral less costs to sell. The Company's OREO portfolio consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.

In determining the value of OREO properties and other loan collateral, an orderly disposition of the property is generally assumed, except where a different disposition strategy is expected. The disposition strategy the Company has in place for a non-performing loan will determine the appraised value it uses (e.g., "as-is", "orderly liquidation", or "forced liquidation"). Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly dispositions as part of its disposition strategy, such as immediate liquidation sales. In this event, the net proceeds realized could differ significantly from estimates used to determine the fair value of the properties as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition. This could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company maintains an allowance for credit losses at a level believed adequate to absorb estimated losses inherent in its existing loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic and business conditions; changes in competitive, legal, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside of the Company's control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for loan and covered loan losses or the recognition of additional loan charge-offs based on judgments different from those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company's financial condition and results of operations. Refer to Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for further discussion related to the Company's process for determining the appropriate level of the allowance for credit losses.

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

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2013, the Company's subsidiaries had deposits and other liabilities of $7.1 billion.

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

The Company's ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company's financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company's ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

    Operational Risks

The Company and its subsidiaries are subject to changes in accounting principles, policies, or guidelines.

The Company's financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of the Company's assets or liabilities and financial results. Some of the Company's accounting policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions are incorrect, the Company may experience material losses. See the section captioned "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to the Company's critical accounting policies.

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

Management regularly reviews and updates the Company's loan underwriting and monitoring process, internal controls, disclosure controls and procedures, compliance controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depend on the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses resulting from changes in market interest rates or other market measures. If the models the Company uses for estimating its loan losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of these financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize on the sale or settlement. Any failure in the Company's analytical or forecasting models could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

The Company may not be able to attract and retain skilled people.

The Company's success depends on its ability to attract and retain skilled people. Competition for the best people in most activities in which the Company engages can be intense, and the Company may not be able to hire people or retain them.

The unexpected loss of services of certain of the Company's skilled personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, years of industry experience, customer relationships, and the difficulty of promptly finding qualified replacement personnel.

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

The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. During the year, the Company experienced certain immaterial cyber-attacks or breaches and continues to invest in security and controls to prevent and mitigate future incidents. Although the Company has not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

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

The Company depends on outside third parties for processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run their proprietary software on its behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's financial condition and results of operations.

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

From time to time, the Company may implement new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company's available-for-sale securities are carried at fair value. Accounting standards require the Company to disclose these securities according to a fair value hierarchy. Less than one percent of the Company's available-for-sale securities were categorized in level 1 of the fair value hierarchy. Over 98% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy and the remaining securities were categorized as level 3. Refer to Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.

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

Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2013, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's available-for-sale securities would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

As of December 31, 2013, the Company had $276.4 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

    External Risks

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes; further illiquidity in the credit markets; and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than the Company can offer.

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
•
Continued development and support of internet-based services.

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

The Company's financial performance depends to a large extent on the business environment in the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In recent years, the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole experienced a downward economic cycle. Significant weakness in market conditions adversely impacted all aspects of the economy, including the Company's business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period, which further contributed to the adverse business environment for households and businesses. Concerns over U.S. fiscal policy, budget deficit issues, and political debate over the debt ceiling, including the related government shutdown in October of 2013, have created additional economic and market uncertainty.

While economic conditions have shown signs of improvement through 2013, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on the Company and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of the Company's loans, and therefore, its financial condition and results of operations as well as other potential adverse impacts including:

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

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of OTTI or total loss, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company's ability to conduct business. These events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue, or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

U.S. credit downgrades or changes in outlook by the major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

Due to concerns over the U.S. debt limit and budget deficit, Standard & Poor's Rating Services ("S&P") downgraded the U.S.'s credit rating from AAA to AA+ in 2011, and other major credit rating agencies have made statements suggesting the possibility of similar downgrades. Any future downgrades or changes in outlook by the major credit rating agencies could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and, consequently, could impact the value and liquidity of financial assets, including assets in the Company's investment and BOLI portfolios. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowings under repurchase arrangements, at reasonable terms. In turn, this could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

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

Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Item 1, "Business," and Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Rapidly implemented legislative and regulatory actions could have an unanticipated and adverse effect on the Company.

In response to the financial market crisis, the U.S. government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on an emergency basis to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner, rather than through the traditional legislative practice, does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company's business, increased costs, and material adverse effects on the Company's financial condition and results of operations.

The Company's business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act.

The Dodd-Frank Act, which became law in 2010, significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known until final rules are adopted and market practices and structures develop around the rules, which may take several years. See the section titled "Supervision and Regulation" in Item 1 of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act, including the Volcker Rule.

The Dodd-Frank Act is intended to address specific issues that are believed to have contributed to the financial crisis and is heavily remedial in nature. Several provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). Many aspects of the Dodd-Frank Act that are applicable to the Company are subject to rulemaking, implementation, and regulatory and supervisory guidance, and the development of related market structures and practices, that will occur over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with new laws and regulations likely will result in additional operating costs that could have a material adverse effect on the Company's financial condition and results of operations.

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

Under the final rule, which is currently subject to litigation, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21 cents plus an amount equal to five basis points of the transaction value. In addition, under an interim final rule issued concurrently with the final rule, an additional one cent per transaction "fraud prevention adjustment" to the interchange fee is available to those issuers that comply with certain standards outlined by the Federal Reserve.

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

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods depending on a number of factors, including the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more likely than not.

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

Currently, there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, the Company's management believes that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, refer to Item 3, "Legal Proceedings," and Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

    Risks Related to Acquisition Activity

Future acquisitions may disrupt the Company's business and dilute stockholder value.

In the past, the Company strategically acquired banks or branches of other banks. The Company may consider future acquisitions of banks and non-banks to supplement internal growth opportunities, as permitted by regulators. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks or branches involves potential risks that could have a material adverse impact on the Company's financial condition or results of operations, including:

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

From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, banking regulators may restrict the Company from making acquisitions. See the sections captioned "History" and "Supervision and Regulation" included in Item 1, "Business" for additional detail and further discussion of these matters.

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

The Company has completed four FDIC-assisted transactions. In three of those transactions, most loans and OREO acquired are covered by FDIC Agreements, under which the FDIC will reimburse the Bank for a portion of the losses and eligible expenses arising from certain assets of the acquired institutions. The FDIC Agreements have specific and detailed compliance, servicing, notification, and reporting requirements. Non-compliance with the terms of the FDIC Agreements could result in the loss of reimbursement on individual loans, large pools of loans, or OREO and could result in material losses that adversely affect the Company's business or financial condition.

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

In FDIC-assisted transactions that include FDIC Agreements, the Company records an FDIC indemnification asset that reflects its estimate of the timing and amount of reimbursements for future losses that are anticipated to occur. In determining the size of the FDIC indemnification asset, the Company analyzes the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, local economic conditions, and other pertinent information. Changes in the Company's estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-share periods, may result in impairments of the FDIC indemnification asset, which would have a material adverse effect on the Company's financial condition and results of operations. If the assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on the Company's operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased charge-offs, which would also negatively impact the Company's financial condition and results of operations.

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

Although the Company's Common Stock is listed for trading on the NASDAQ Stock Market, the trading volume in its Common Stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. During any period of lower trading volume of the Company's Common Stock, significant sales of shares of the Company's Common Stock, or the expectation of these sales could cause the Company's Common Stock price to fall.

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

The Company's current quarterly cash dividend is $0.07 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Board and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

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

The Company may attempt to increase capital or raise additional capital by making additional offerings of debt or preferred equity securities, including trust-preferred securities, senior or subordinated notes, and preferred stock. In the event of liquidation, holders of the Company's debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Company's available assets prior to the holders of the Company's Common Stock. Additional equity offerings may dilute the holdings of the Company's existing stockholders or reduce the market price of the Company's Common Stock, or both. Holders of the Company's Common Stock are not entitled to preemptive rights or other protections against dilution.

The Board is authorized to issue one or more series of preferred stock from time to time without any action on the part of the Company's stockholders. The Board also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Company's Common Stock with respect to dividends or upon the Company's dissolution, winding-up, liquidation, and other terms. If the Company issues preferred stock in the future that has a preference over the Company's Common Stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company's Common Stock, the rights of holders of the Company's Common Stock or the market price of the Company's Common Stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of the Company are located at One Pierce Place, Itasca, Illinois, and are leased from an unaffiliated third party. The Company conducts business through 91 banking offices largely located in various communities throughout the suburban metropolitan Chicago market, as well as central and western Illinois. The Company also has banking offices in northwestern Indiana and eastern Iowa. The majority of the Company's banking offices are owned, and excess space is leased.

The Company owns 124 automated teller machines ("ATMs"), most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to pending or threatened legal proceedings or actions arising in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that none of the pending legal proceedings are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

In 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit was based on the Bank's practices relating to debit card transactions, and alleged that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs sought an unspecified amount of damages and other relief, including restitution. No class was ever certified. The Bank filed a motion to dismiss the plaintiffs' complaint and, on January 23, 2013, the Circuit Court entered an order granting the Bank's motion and dismissed the complaint with prejudice. The plaintiffs appealed the Circuit Court's ruling. The plaintiffs subsequently filed a motion to dismiss their appeal, and the Appellate Court of Illinois entered an order dismissing the appeal on January 21, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2013, there were 1,989 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or shareholders from previously acquired companies that did not exchange their stock).

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$18.49	$16.20	$13.87	$13.60	$13.57	$13.40	$12.25	$12.87
Low	14.90	13.81	11.57	12.11	11.62	10.43	9.42	10.25
Cash dividends declared per common share	0.07	0.04	0.04	0.01	0.01	0.01	0.01	0.01

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

Stock Performance Graph

The graph below illustrates the cumulative total return (defined as stock price appreciation or depreciation and dividends, including dividend reinvestment) to stockholders of the Company's Common Stock compared against two broad-market total return equity indices, the S&P 500 and the NASDAQ Composite, and two published industry total return equity indices, the S&P SmallCap 600 Banks and the NASDAQ Bank, over a five-year period. The stock performance graph for the year ended December 31, 2012 included the S&P 500 and the S&P SmallCap 600 Banks indices. The Company believes that the NASDAQ Composite and the NASDAQ Bank indices provide a more meaningful comparison since the Company's stock trades on the NASDAQ Stock Market Exchange and is included in both indices. Therefore, the S&P 500 and the S&P SmallCap 600 Banks indices will be removed from this graph in future Form 10-K filings.

 Comparison of Five-Year Cumulative Total Return Among First Midwest Bancorp, Inc., the S&P 500,
the NASDAQ Composite, the NASDAQ Banks, and the S&P SmallCap 600 Banks (1)

	2008	2009	2010	2011	2012	2013
First Midwest Bancorp, Inc.	$100.00	$54.79	$58.15	$51.35	$63.67	$90.08
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Bank	100.00	84.86	97.62	87.11	102.06	144.32
S&P SmallCap 600 Banks	100.00	69.96	81.60	80.53	95.08	143.55
  (1)
  Assumes $100 invested on December 31, 2008 with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2013. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2013. The repurchase program has no set expiration or termination date.

 Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2013	1,281	$15.17	-	2,494,747
November 1 – November 30, 2013	-	-	-	2,494,747
December 1 – December 31, 2013	-	-	-	2,494,747

Total	1,281	$15.17	-

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

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2013 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the years ended December 31,
	2013	2012	2011	2010	2009
Operating Results (Amounts in thousands, except per share data)
Net income (loss)	$79,306	$(21,054)	$36,563	$(9,684)	$(25,750)
Net income (loss) applicable to common shares	78,199	(20,748)	25,437	(19,717)	(35,551)
Per Common Share Data
Basic earnings (loss) per common share	$1.06	$(0.28)	$0.35	$(0.27)	$(0.71)
Diluted earnings (loss) per common share	1.06	(0.28)	0.35	(0.27)	(0.71)
Common dividends declared	0.16	0.04	0.04	0.04	0.04
Book value at year end	13.34	12.57	12.93	12.40	13.66
Market price at year end	17.53	12.52	10.13	11.52	10.89
Performance Ratios
Return on average common equity	8.04%	(2.14)%	2.69%	(2.06)%	(4.84)%
Return on average assets	0.96%	(0.26)%	0.45%	(0.12)%	(0.32)%
Net interest margin – tax-equivalent	3.68%	3.86%	4.04%	4.13%	3.72%
Non-performing loans to total loans (1)	1.14%	1.80%	3.86%	4.24%	4.77%
Non-performing assets to total loans plus OREO (1)	2.13%	2.68%	4.85%	5.25%	6.39%

	As of or for the years ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Highlights (Amounts in thousands)
Total assets	$8,253,407	$8,099,839	$7,973,594	$8,138,302	$7,710,672
Total loans	5,714,360	5,387,570	5,348,615	5,472,289	5,349,565
Deposits	6,766,101	6,672,255	6,479,175	6,511,476	5,885,279
Senior and subordinated debt	190,932	214,779	252,153	137,744	137,735
Long-term portion of FHLB advances	114,550	114,581	75,000	112,500	147,418
Stockholders' equity	1,001,442	940,893	962,587	1,112,045	941,521
Financial Ratios
Allowance for credit losses as a percent of loans	1.52%	1.91%	2.28%	2.65%	2.71%
Net loan charge-offs to average loans, annualized (1)	0.48%	3.32%	1.84%	2.80%	3.08%
Total capital to risk-weighted assets	12.39%	11.90%	13.68%	16.27%	13.94%
Tier 1 capital to risk-weighted assets	10.91%	10.28%	11.61%	14.20%	11.88%
Tier 1 leverage to average assets	9.18%	8.40%	9.28%	11.21%	10.18%
Tangible common equity to tangible assets	9.09%	8.44%	8.83%	8.06%	6.29%
Dividend payout ratio	15.09%	(14.29)%	11.43%	(14.81)%	(5.63)%
Average equity to average assets ratio	11.74%	11.93%	13.72%	14.31%	11.50%
  (1)
  Excludes covered loans and covered OREO.

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

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2011 through 2013 and Consolidated Statements of Financial Condition as of December 31, 2012 and 2013. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, local and national economic conditions, business spending, consumer confidence, legislative and regulatory changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:

•
Pre-Tax, Pre-Provision Operating Earnings – Pre-tax, pre-provision operating earnings, a non-GAAP financial measure, reflects our operating performance before the effects of credit-related charges, securities gains, losses, and impairments, and certain unusual, infrequent, or non-recurring revenues and expenses. We believe this metric is useful because it helps investors to assess the Company's operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.
•
Net Interest Income – Net interest income, our primary source of revenue, equals the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities.
•
Net Interest Margin – Net interest margin equals net interest income divided by total average interest-earning assets.
•
Noninterest Income – Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI") and other income, and non-operating revenues.
•
Asset Quality – Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.
•
Regulatory Capital – Our regulatory capital is currently classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and qualifying trust-preferred securities, less goodwill and most intangible assets, and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

A condensed review of operations for the fourth quarter of 2013 is included in the section titled "Fourth Quarter 2013 vs. Fourth Quarter 2012" of this Item 7. The summary provides an analysis of the quarterly earnings performance for the fourth quarter of 2013 compared to the same period in 2012.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

In some cases, we identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "remains optimistic about," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying forward-looking statements within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are not historical facts, but instead are based on management's current views and assumptions regarding future events, future business conditions, outcomes, and our outlook for the Company based on currently available information. We wish to caution readers not to place undue reliance on any such forward-looking statements as we do not undertake any obligation to update them to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

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
•
The sufficiency of the allowance for credit losses to absorb the amount of actual losses inherent in the existing loan portfolio.
•
The models and assumptions underlying the establishment of the allowance for credit losses and estimation of values of collateral and various financial assets and liabilities may be inadequate.
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
•
Operational risks, including data processing system failures, fraud, or breaches.
•
Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies.
•
The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of laws or regulations.
•
Governmental monetary and fiscal policies and legislative and regulatory changes (including those implementing provisions of the Dodd Frank Act) that may result in the imposition of costs and constraints through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital or liquidity requirements, operational limitations, or compliance costs.
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

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Operating Results
Interest income	$287,247	$300,569	$321,511
Interest expense	(27,115)	(34,901)	(39,891)

Net interest income	260,132	265,668	281,620
Fee-based revenues	106,282	97,323	94,182
Other noninterest income (1)	6,954	5,662	4,269
Noninterest expense (1)	(249,122)	(248,349)	(248,838)

Pre-tax, pre-provision operating earnings (2)	124,246	120,304	131,233
Provision for loan and covered loan losses	(16,257)	(158,052)	(80,582)
Net securities gains (losses)	34,164	(921)	2,410
Net losses on sales and valuation adjustments of OREO, excess properties, and assets held-for-sale	(3,908)	(7,974)	(10,797)
Severance-related costs	(2,207)	(1,155)	(2,269)
Adjusted amortization of FDIC indemnification asset	(1,500)	(6,705)	-
Net losses on early extinguishment of debt	(1,034)	(558)	-
BOLI modification loss	(13,312)	-	-
Gain on termination of FHLB forward commitments	7,829	-	-
Gains on acquisitions, net of integration costs	-	2,486	1,076
Net gain on bulk loan sales	-	2,639	-

Income (loss) before income tax	128,021	(49,936)	41,071
Income tax expense (benefit)	48,715	(28,882)	4,508

Net income (loss)	79,306	(21,054)	36,563
Preferred dividends and accretion on preferred stock	-	-	(10,776)
Net (income) loss applicable to non-vested restricted shares	(1,107)	306	(350)

Net income (loss) applicable to common shares	$78,199	$(20,748)	$25,437

Diluted earnings (loss) per common share	$1.06	$(0.28)	$0.35
Performance Ratios
Return on average common equity	8.04%	(2.14% )	2.69%
Return on average assets	0.96%	(0.26% )	0.45%
Net interest margin – tax equivalent	3.68%	3.86%	4.04%
Efficiency ratio (3)	64.19%	67.14%	62.12%
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
  (3)
  The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains (losses), and the tax-equivalent adjustment on BOLI income. The $7.8 million gain on the termination of FHLB forward commitments and the $13.3 million BOLI modification loss are non-recurring items excluded from the efficiency ratio for the year ended December 31, 2013.

	December 31, 2013	December 31, 2012	$ Change	% Change
Balance Sheet Highlights
Total assets	$8,253,407	$8,099,839	$153,568	1.9
Total loans, excluding covered loans	5,580,005	5,189,676	390,329	7.5
Total loans, including covered loans	5,714,360	5,387,570	326,790	6.1
Total deposits	6,766,101	6,672,255	93,846	1.4
Transactional deposits	5,558,318	5,272,307	286,011	5.4
Loans-to-deposits ratio	84.5%	80.7%
Transactional deposits to total deposits	82.1%	79.0%
Asset Quality Highlights
Non-accrual loans (1)	$59,798	$84,534	$(24,736)	(29.3)
90 days or more past due loans (still accruing interest) (1)	3,708	8,689	(4,981)	(57.3)

Total non-performing loans (1)	63,506	93,223	(29,717)	(31.9)
Accruing troubled debt restructurings ("TDRs") (1)	23,770	6,867	16,903	N/M
OREO (1)	32,473	39,953	(7,480)	(18.7)

Total non-performing assets (1)	$119,749	$140,043	$(20,294)	(14.5)

30-89 days past due loans (still accruing interest) (1)	$20,742	$22,666	$(1,924)	(8.5)
Performing potential problem loans (1)(2)	155,954	218,599	(62,645)	(28.7)
Allowance for credit losses	87,121	102,812	(15,691)	(15.3)
Allowance for credit losses as a percent of loans	1.52%	1.91%
Allowance for credit losses to non-accrual loans	107.90%	104.15%

N/M – Not meaningful.

  (1)
  Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Asset quality, including covered loans and covered OREO, is included in the section titled "Loan Portfolio and Credit Quality" of this Item 7.
  (2)
  Total performing potential problem loans excludes $2.8 million of accruing TDRs as of December 31, 2013 and $448,000 of accruing TDRs as of December 31, 2012.

Performance Overview for 2013 Compared with 2012

Net income applicable to common shares for 2013 was $78.2 million, or $1.06 per share, compared to a net loss applicable to common shares of $20.7 million, or $0.28 per share, for 2012.

Pre-tax, pre-provision operating earnings of $124.2 million for 2013 increased $3.9 million compared to 2012, resulting primarily from growth in wealth management fees, gains on mortgage loan sales, and fees from sales of capital market products to commercial clients, which more than offset a decrease in net interest income.

Tax-equivalent net interest margin declined 18 basis points to 3.68% for 2013 from 3.86% for 2012. The reduction in margin reflected a 30 basis point decrease in the average yield on interest-earning assets due primarily to a lower yield earned on new and renewing loans as a result of greater customer preference for floating rate loans, as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 2 basis point decline on interest-bearing transactional deposits, a 28 basis point decline on time deposits, and a 3 basis point decline on senior and subordinated debt.

The provision for loan and covered loan losses was $16.3 million for 2013 compared to $158.1 million for 2012. The higher provision for loan and covered loan losses for the year ended December 31, 2012 resulted from the additional provision of $62.3 million recorded as a result of moving $172.5 million of loans to held-for-sale status in anticipation of the bulk loan sales and the related charge-offs of $80.3 million. Refer to the section titled "Loan Portfolio and Credit Quality" of this Item 7 for additional discussion of the provision for loan and covered loan losses.

Total noninterest income for 2013 rose 28.1% compared to 2012, driven primarily by certain balance sheet repositioning activities, which mainly impacted the securities and BOLI portfolios. These activities were executed to take advantage of changing market conditions, strengthen capital, and better position the Company to benefit from a rising interest rate environment. These activities included:

•
The sale of our $4.2 million investment in Textura Corporation ("Textura") for $38.2 million, resulting in a gain of $34.0 million. Textura completed an initial public offering ("IPO") of common stock during the second quarter of 2013. At June 30, 2013, we reclassified our investment in Textura's common stock from an equity investment to available-for-sale and valued it using the closing stock price reported by the New York Stock Exchange. Initially, we were restricted from selling any of our shares for six months following the completion of the IPO. During the third quarter of 2013, Textura completed a secondary offering and certain stockholders, including the Company, were permitted to sell their shares. Therefore, we sold all of our common shares in Textura. The Company has no other similar investments. We hold a warrant to purchase 20,000 shares of Textura common stock.
•
The termination of two forward commitments with the FHLB to borrow a total of $250 million for a 5-year period beginning in 2014 at a weighted average interest rate of approximately 2.0% resulting in a gain of $7.8 million. This termination was executed to take advantage of a temporary rise in interest rates and an expectation that future liquidity needs could be better managed through maturities of securities, continued growth in our deposit base, and other similar low rate borrowings.
•
The voluntary modification of crediting rate terms and the underlying cash surrender value ("CSV") of approximately $100 million of lower yielding BOLI policies, resulting in a $13.3 million write-down. This write-down represents the difference between the book value and the fair value of the underlying investments and was previously being amortized in other noninterest income, offsetting BOLI income and any insurance proceeds received. This action gives the Company the flexibility to reinvest these assets in longer duration securities at higher yields to enhance BOLI income.

A discussion of net interest income and noninterest income and expense is presented in the following section titled "Earnings Performance" of this Item 7.

As of December 31, 2013, our securities portfolio totaled $1.2 billion, rising 3.4% from December 31, 2012. The current year growth resulted primarily from the redeployment of cash and cash equivalents into purchases of collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs"). These increases were partially offset by maturities and calls of municipal securities. For a detailed discussion of our securities portfolio, refer to the section titled "Investment Portfolio Management" of this Item 7.

Total loans, excluding covered loans, of $5.6 billion as of December 31, 2013 reflected growth of $390.3 million, or 7.5%, from December 31, 2012. The loan portfolio benefited from well-balanced corporate loan growth reflecting credits of varying size and diverse geographic locations within our markets. For a discussion of our loan portfolio, see the section titled "Loan Portfolio and Credit Quality" of this Item 7.

As of December 31, 2013, non-performing assets, excluding covered loans and covered OREO, declined by 14.5% compared to December 31, 2012. Improvement in non-performing assets and related credit metrics resulted primarily from management's continued focus on credit remediation. Refer to the section titled "Loan Portfolio and Credit Quality" of this Item 7 for additional discussion of non-performing assets.

Average funding sources for 2013 increased $156.7 million compared to the year ended December 31, 2012, primarily from growth in transactional deposits, which more than offset a reduction in higher-costing time deposits.

Average senior and subordinated debt decreased $18.4 million from 2012 driven by the repurchase and retirement of $24.0 million of junior subordinated debentures during the fourth quarter of 2013. For a discussion of our funding sources, see the section titled "Funding and Liquidity Management" of this Item 7.

Performance Overview for 2012 Compared with 2011

The net loss applicable to common shareholders for 2012 was $20.7 million, or $0.28 per share. This compared to net income applicable to common shareholders of $25.4 million, or $0.35 per share, for 2011. The net loss for 2012 was driven primarily by accelerated credit remediation actions during the third quarter of 2012.

Pre-tax, pre-provision operating earnings of $120.3 million for 2012 were down $10.9 million, or 8.3%, compared to 2011, resulting primarily from a reduction in net interest income, which was partly mitigated by an increase in fee-based revenues and gains on mortgage loan sales.

Tax-equivalent net interest margin declined 18 basis points to 3.86% for 2012 from 4.04% for 2011. The reduction in margin reflected a 25 basis point decrease in the average yield on interest-earning assets due primarily to a lower yield earned on new and renewing loans in the low interest rate environment as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 6 basis point decline on interest-bearing transactional deposits, a 27 basis point decline on time deposits, and a 16 basis point decline on senior and subordinated debt.

Total noninterest income increased from 2011 as a result of higher fee-based revenues, which were partially offset by securities losses compared to securities gains in the prior year. The gain on the bulk loan sales and a gain on an FDIC-assisted acquisition also contributed to the increase from 2011.

The rise in noninterest expense resulted primarily from higher compensation expense, increased professional services, $6.7 million of adjusted amortization of the FDIC indemnification asset, and valuation adjustments of assets held-for-sale.

As of December 31, 2012, our securities portfolio totaled $1.1 billion, increasing 4.1% from December 31, 2011. This growth was driven by an increase in CMOs and MBSs. In the first quarter of 2012, deposits acquired in the fourth quarter of 2011 that had previously been held in short-term investments were redeployed into these types of securities.

During the third quarter of 2012, we identified certain non-performing and performing potential problem loans totaling $172.5 million in original carrying value for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales were completed in the fourth quarter of 2012, resulting in proceeds of $94.5 million and a gain, less commissions and other selling expenses, of $2.6 million.

Total loans of $5.4 billion as of December 31, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs, loans disposed of through bulk loan sales, and loans acquired in an FDIC-assisted transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The loan portfolio benefitted from growth in commercial and industrial loans, agricultural loans, office and retail loans, and 1-4 family mortgages.

The improvement in non-performing assets, excluding covered loans and covered OREO, from December 31, 2011 to December 31, 2012 reflected aggressive remediation actions taken by management during the year and, in particular, the bulk loan sales discussed above.

For 2012, total average funding sources increased $98.8 million, or 1.4%, from 2011 driven primarily by growth of $352.9 million, or 7.4%, in average transactional deposits, partially offset by reductions in higher-costing time deposits of $263.0 million and borrowed funds of $72.1 million, resulting in a more favorable funding mix. The rise in average senior and subordinated debt reflected the issuance of $115.0 million of senior debt in the fourth quarter of 2011, less the repurchase and retirement of $37.4 million of junior subordinated debentures and subordinated notes during 2012.

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

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. The effect of this adjustment is shown at the bottom of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013, 2012, and 2011, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details changes in interest income and expense from prior years and analyzes the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	2013			2012			2011
	Average Balance	Interest Earned/Paid	Yield/ Rate %	Average Balance	Interest Earned/Paid	Yield/ Rate %	Average Balance	Interest Earned/Paid	Yield/ Rate %
Assets:
Other interest-earning assets	$633,050	$1,819	0.29	$470,069	$1,143	0.24	$624,663	$1,546	0.25
Securities:
Trading - taxable	15,526	161	1.04	15,415	181	1.17	15,321	168	1.10
Investment securities - taxable	713,237	12,249	1.72	679,753	12,670	1.86	561,799	14,115	2.51
Investment securities - nontaxable (1)	510,412	28,636	5.61	512,136	31,231	6.10	548,820	34,694	6.32

Total securities	1,239,175	41,046	3.31	1,207,304	44,082	3.65	1,125,940	48,977	4.35

FHLB and Federal Reserve Bank stock	39,593	1,346	3.40	48,400	1,374	2.84	59,352	1,369	2.31
Loans (1)(2)(3)	5,498,788	255,333	4.64	5,506,394	267,219	4.85	5,500,180	283,437	5.15

Total interest-earning assets (1)(2)	7,410,606	299,544	4.04	7,232,167	313,818	4.34	7,310,135	335,329	4.59

Cash and due from banks	121,564			120,757			119,709
Allowance for loan and covered loan losses	(95,698)			(117,121)			(143,314)
Other assets	841,967			873,923			873,376

Total assets	$8,278,439			$8,109,726			$8,159,906

Liabilities and Stockholders' Equity:
Savings deposits	$1,126,561	844	0.07	$1,038,379	1,055	0.10	$934,937	1,615	0.17
NOW accounts	1,170,928	676	0.06	1,090,446	747	0.07	1,091,184	1,130	0.10
Money market deposits	1,306,625	1,735	0.13	1,216,173	1,934	0.16	1,230,090	2,891	0.24

Total interest-bearing transactional deposits	3,604,114	3,255	0.09	3,344,998	3,736	0.11	3,256,211	5,636	0.17
Time deposits	1,306,888	8,646	0.66	1,529,006	14,316	0.94	1,792,009	21,620	1.21

Total interest-bearing deposits	4,911,002	11,901	0.24	4,874,004	18,052	0.37	5,048,220	27,256	0.54
Borrowed funds	205,461	1,607	0.78	193,643	2,009	1.04	265,702	2,743	1.03
Senior and subordinated debt	212,896	13,607	6.39	231,273	14,840	6.42	150,285	9,892	6.58

Total interest-bearing liabilities	5,329,359	27,115	0.51	5,298,920	34,901	0.66	5,464,207	39,891	0.73

Demand deposits	1,889,247			1,762,968			1,498,900
Other liabilities	87,550			80,075			77,276
Stockholders' equity - common	972,283			967,763			947,145
Stockholders' equity - preferred	—			—			172,378

Total liabilities and stockholders' equity	$8,278,439			$8,109,726			$8,159,906

Net interest income/margin (1)		$272,429	3.68		$278,917	3.86		$295,438	4.04

Net interest income (GAAP)		$260,132			$265,668			$281,620
Tax-equivalent adjustment		12,297			13,249			13,818

Tax equivalent net interest income		$272,429			$278,917			$295,438

  (1)
  Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
  (2)
  Non-accrual loans, which totaled $59.8 million as of December 31, 2013, $84.5 million as of December 31, 2012, and $187.3 million as of December 31, 2011, are included in loans for purposes of this analysis.
  (3)
  This item includes covered interest-earning assets consisting of loans acquired through the Company's FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Covered non-accrual loans, which totaled $20.9 million as of December 31, 2013, $14.2 million as of December 31, 2012, and $19.9 million as of December 31, 2011 are included in covered interest-earning assets for purposes of this analysis.

  2013 Compared to 2012

Average interest-earning assets were $7.4 billion for 2013, an increase of $178.4 million, or 2.5%, from 2012, driven primarily by a rise in other interest-earning assets. The completion of the bulk loan sales in the fourth quarter of 2012 drove a significant portion of the increase in average other interest earning assets. Growth in average loans, excluding covered loans, of $102.8 million was offset by decreases of $93.8 million in average covered interest earning assets.

Average interest-bearing liabilities of $5.3 billion for 2013 were comparable to 2012. Higher levels of interest-bearing transaction deposits more than offset the decline in time deposits. Overall, growth of $126.3 million in demand deposits funded the increase in average interest-earning assets from 2012.

Tax-equivalent net interest income was $272.4 million for 2013 compared to $278.9 million for 2012. The 2.3% decline from 2012 resulted from lower interest income, partially mitigated by a decrease in interest expense. The $14.3 million reduction in interest income was driven by a decrease in the yield on loans and investment securities. Interest expense declined $7.8 million due to our continued reduction of higher-costing time deposits and senior and subordinated debt.

Tax-equivalent net interest margin declined 18 basis points to 3.68% for 2013 from 3.86% for 2012. The reduction in margin reflected a 30 basis point decrease in the average yield on interest-earning assets driven by a lower yield earned on new and renewing loans as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities due to the low interest rate environment. In addition, a greater customer preference for floating rate loans during the third and fourth quarters of 2013 contributed to the decrease. The lower yields on interest-earning assets were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 2 basis point decline on interest-bearing transactional deposits, a 28 basis point decline on time deposits, and a 3 basis point decline on senior and subordinated debt.

    2012 Compared to 2011

Average interest-earning assets were $7.2 billion for 2012, a decrease of $78.0 million from 2011, driven substantially by a decline in other interest-earning assets, which was partially offset by an increase in securities.

Average interest-earning liabilities were $5.3 billion for 2012, a decrease of $165.3 million from 2011 due primarily to a decline in time deposits.

The growth in senior and subordinated debt for 2012 compared to 2011 is attributed to the issuance of $115.0 million of senior debt during the fourth quarter of 2011, which was used to redeem the preferred stock issued to the Treasury in combination with excess cash. Interest paid on the senior debt reduced our net interest margin by 10 basis points. This increase was offset, in part, by the repurchase and retirement of $25.4 million of junior subordinated debentures and $12.0 million of subordinated notes during 2012.

Tax-equivalent net interest income was $278.9 million for 2012 compared to $295.4 million for 2011. The $21.5 million reduction in interest income was due primarily to a decrease in the yield on investment securities and loans. Interest expense declined $5.0 million due to the continued reduction of higher-costing time deposits and borrowed funds.

Tax-equivalent net interest margin declined 18 basis points to 3.86% for 2012 from 4.04% for 2011. The reduction in margin reflected a 25 basis point decrease in the average yield on interest-earning assets driven primarily by a lower yield earned on new and renewing loans and the reinvestment of cash flows from the investment portfolio into lower yielding securities due to the low interest rate environment. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 6 basis point decline on interest-bearing transactional deposits, a 27 basis point decline on time deposits, and a 16 basis point decline on senior and subordinated debt.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2013 compared to 2012			2012 compared to 2011
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$443	$233	$676	$(376)	$(27)	$(403)
Securities:
Trading – taxable	1	(21)	(20)	1	12	13
Investment securities – taxable	706	(1,127)	(421)	6,299	(7,744)	(1,445)
Investment securities – nontaxable (2)	(105)	(2,490)	(2,595)	(2,265)	(1,198)	(3,463)

Total securities	602	(3,638)	(3,036)	4,035	(8,930)	(4,895)

FHLB and Federal Reserve Bank stock	(250)	222	(28)	(20)	25	5
Loans (2)(3)	(3,829)	(8,057)	(11,886)	(1,641)	(14,577)	(16,218)

Total interest income (2)	(3,034)	(11,240)	(14,274)	1,998	(23,509)	(21,511)

Savings deposits	102	(313)	(211)	206	(766)	(560)
NOW accounts	64	(135)	(71)	(1)	(382)	(383)
Money market deposits	164	(363)	(199)	(33)	(924)	(957)

Total interest-bearing transactional deposits	330	(811)	(481)	172	(2,072)	(1,900)
Time deposits	(1,877)	(3,793)	(5,670)	(2,892)	(4,412)	(7,304)

Total interest-bearing transactional deposits	(1,547)	(4,604)	(6,151)	(2,720)	(6,484)	(9,204)
Borrowed funds	132	(534)	(402)	(748)	14	(734)
Senior and subordinated debt	(1,175)	(58)	(1,233)	5,190	(242)	4,948

Total interest expense	(2,590)	(5,196)	(7,786)	1,722	(6,712)	(4,990)

Net interest income (2)	$(444)	$(6,044)	$(6,488)	$276	$(16,797)	$(16,521)

    (1)
    For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.
    (2)
    Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
    (3)
    This item includes covered interest-earning assets consisting of loans acquired through the Company's FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Noninterest Income

A summary of noninterest income for the three years ended December 31, 2013 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2013	2012	2011	2013-2012	2012-2011
Service charges on deposit accounts	$36,526	$36,699	$37,879	(0.5)	(3.1)
Wealth management fees	24,185	21,791	20,324	11.0	7.2
Card-based fees (1)	21,649	20,852	19,593	3.8	6.4
Merchant servicing fees	10,953	10,806	10,911	1.4	(1.0)
Mortgage banking income	5,306	2,689	454	97.3	N/M
Other service charges, commissions, and fees	7,663	4,486	5,021	70.8	(10.7)

Total fee-based revenues	106,282	97,323	94,182	9.2	3.3
Net securities gains (losses) (2)	34,164	(921)	2,410	N/M	N/M
BOLI (loss) income	(11,844)	1,307	2,231	N/M	(41.4)
Gain on termination of FHLB forward commitments	7,829	-	-	N/M	N/M
Net trading gains (losses) (3)(6)	3,189	1,627	(691)	96.0	N/M
Net losses on early extinguishment of debt (6)	(1,034)	(558)	-	85.3	N/M
Other income (4)(6)	2,297	2,728	2,729	(15.8)	-
Gain on bulk loan sales	-	5,153	-	N/M	N/M
Gains on FDIC-assisted transactions (5)(6)	-	3,289	-	N/M	N/M
Gain on acquisition of deposits (6)	-	-	1,076	N/M	N/M

Total noninterest income	$140,883	$109,948	$101,937	28.1	7.9

N/M – Not meaningful.

  (1)
  Card-based fees consist of debit and credit card interchange fees for pro cessing transactions, as well as various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks.
  (2)
  For a discussion of these items, see the section titled "Investment Portfolio Management" of this Item 7.
  (3)
  Net trading gains (losses) result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.
  (4)
  Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
  (5)
  For a discussion of the 2012 gain on an FDIC-assisted transaction, refer to Note 2 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
  (6)
  These items are included in other income in the Consolidated Statements of Income.

  2013 Compared to 2012

Total noninterest income of $140.9 million for 2013 rose 28.1% compared to 2012 driven primarily by the $34.0 million gain on the sale of our investment in Textura. In addition, the $7.8 million gain on the termination of two FHLB forward commitments contributed to the positive variance. These gains were partially offset by the modification of approximately $100 million of certain lower-yielding BOLI policies, which resulted in a $13.3 million write-down of the CSV.

Fee-based revenues increased 9.2% from 2012, resulting from growth in core business activities, specifically wealth management fees, mortgage banking income, and sales of capital market products to commercial clients.

The 11.0% increase in wealth management fees compared to 2012 was driven by new customer relationships and improved market performance. Average trust assets under management increased 17.0% during 2013.

The significant rise in mortgage banking income compared to 2012 resulted from recognizing a full year of mortgage sales activity. During 2013, $147.4 million of mortgage loans were sold compared to $50.3 million in 2012.

Compared to 2012, sales of capital market products to commercial clients drove the rise in other service charges, commissions, and fees.

During the fourth quarter of 2013, we repurchased and retired $24.0 million of 6.95% junior subordinated debentures, which resulted in a pre-tax loss of $1.0 million.

  2012 Compared to 2011

Total noninterest income increased 7.9% for 2012 compared to 2011 driven by higher fee-based revenues, slightly offset by securities losses compared to securities gains in the prior year. Gains on the bulk loan sales and an FDIC-assisted acquisition also contributed to the increase.

Fee-based revenues of $97.3 million for 2012 rose 3.3% compared to 2011, resulting from increases in wealth management fees and mortgage banking income. These increases were partially offset by lower non-sufficient fund fees, which drove the decline in service charges on deposit accounts.

The growth in wealth management fees compared to 2011 was due primarily to higher account and sales activity, a 6.1% increase in average trust assets under management, and a one-time, court approved estate fee.

Mortgage banking income increased during 2012 from gains of $2.3 million on the mortgage loan sales during 2012.

Higher processing volumes on debit cards fueled the growth in card-based fees compared to 2011.

BOLI and other income was elevated in 2011 due to a $1.2 million benefit settlement received during the third quarter of 2011.

We completed the bulk loan sales during the fourth quarter of 2012, which resulted in a gain, before commissions and other selling expenses, of $5.2 million.

Noninterest Expense

The following table presents the components of noninterest expense for the three years ended December 31, 2013.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2013	2012	2011	2013-2012	2012-2011
Compensation expense:
Salaries and wages (1)	$108,932	$103,245	$102,349	5.5	0.9
Nonqualified plan expense (1)	3,699	1,986	(646)	86.3	N/M
Retirement and other employee benefits	26,119	25,524	27,071	2.3	(5.7)

Total compensation expense	138,750	130,755	128,774	6.1	1.5
Net occupancy expense (2)	22,596	23,742	23,850	(4.8)	(0.5)
Professional services	21,922	29,614	26,356	(26.0)	12.4
Equipment expense (2)	9,236	8,957	9,103	3.1	(1.6)
Technology and related costs	11,335	11,846	10,905	(4.3)	8.6
Net OREO expense	8,547	10,521	16,293	(18.8)	(35.4)
FDIC premiums	6,438	6,926	7,990	(7.0)	(13.3)
Advertising and promotions	7,754	5,073	6,198	52.8	(18.2)
Merchant card expense	8,780	8,584	8,643	2.3	(0.7)
Adjusted amortization of FDIC indemnification asset	1,500	6,705	-	(77.6)	N/M
Other expenses (3)	19,879	22,180	22,681	(10.4)	(2.2)
Valuation adjustments of assets held-for-sale (3)	-	2,597	1,111	N/M	N/M

Total noninterest expense	$256,737	$267,500	$261,904	(4.0)	2.1

N/M – Not meaningful.

  (1)
  These expenses are included in salaries and wages in the Consolidated Statements of Income. Nonqualified plan expense results from changes in the Company's obligation to participants under deferred compensation agreements.
  (2)
  These line items are included in net occupancy and equipment expense in the Consolidated Statements of Income.
  (3)
  These line items are included in other expenses in the Consolidated Statements of Income.

    2013 Compared to 2012

Total noninterest expense for 2013 was $256.7 million, decreasing 4.0% from 2012 driven by a decline in net OREO expense, professional services expenses and lower levels of adjusted amortization of the FDIC indemnification asset, which were partially offset by an increase in total compensation expense and advertising and promotions expense.

Compared to 2012, the increase in total compensation expense was due primarily to higher levels of incentive compensation accruals, a rise in commissions, and a decrease in deferred salaries related to loan originations.

Professional services expense decreased 26.0% from 2012. This decline was driven primarily by a $6.4 million reduction in loan remediation costs including legal expenses, appraisal costs, and real estate taxes, due to management's accelerated credit remediation actions that occurred in 2012, including the bulk loan sales. In addition, lower servicing costs associated with our covered loan portfolio contributed to the variance. Lower levels of personnel recruitment expenses, attorney fees related to an FDIC-assisted acquisition, and various legal proceedings in 2012 also drove the decline in professional service expense from 2012.

Net OREO expense for 2013 declined 18.8% from 2012 primarily from $1.8 million in lower valuation adjustments and a $1.0 million decrease in expenses, partially offset by an increase in losses on sales of OREO.

FDIC premiums decreased as a result of improved asset quality resulting from the bulk loan sales completed during the fourth quarter of 2012, which lowered our assessment rate.

The increase in advertising and promotions expense from 2012 was driven by the launch of our "Bank with Momentum" branding campaign during the second quarter of 2013, and reflects a more normalized level of expense.

Adjusted amortization of the FDIC indemnification asset results from changes in the timing and amount of future cash flows expected to be received from the FDIC under the FDIC Agreements based on management's periodic estimates of future cash flows from covered loans.

The decline in other expenses from 2012 reflects a $1.8 million reduction in the reserve for unfunded commitments. In addition, other expenses were elevated in 2012 from valuation adjustments of $2.6 million on a property held-for-sale and a former banking office transferred to OREO.

    2012 Compared to 2011

Total noninterest expense for 2012 was $267.5 million, increasing 2.1% from 2011 due primarily to $6.7 million of adjusted amortization of the FDIC indemnification asset and higher compensation expense, professional services, and valuation adjustments of assets held-for-sale.

The increase in total compensation expense was mainly driven by a rise in nonqualified plan expense. The increase in salaries and wages for 2012 compared to 2011 was due primarily to annual merit increases, the accrual of certain severance benefits, lower levels of deferred salaries from comparatively lower loan originations, and additional retail banking staff related to an FDIC-assisted acquisition. These increases were partially offset by a decline in share-based compensation.

Compared to 2011, retirement and other employee benefits declined $1.5 million primarily from lower pension and profit sharing expenses. Retirement and other employee benefits were elevated in 2011 as a result of a $1.3 million correction of the 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits.

Higher professional services expense in 2012 related to increased personnel recruitment expenses, the reclassification of certain director fees from salaries and wages expense, and increased attorney fees related to the FDIC-assisted acquisition, the bulk loan sales, and various legal proceedings.

Conversion costs associated with the FDIC-assisted acquisition drove the increase in technology and related costs compared to 2011.

OREO expense for 2012 declined 35.4% from 2011, largely driven by lower net operating expenses and a $5.3 million reduction in net losses on the sales of OREO.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense (benefit). An analysis of the provision for income taxes for the three years ended December 31, 2013 is detailed in the following table.

Table 6
Income Tax Expense (Benefit) Analysis
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Income (loss) before income tax expense (benefit)	$128,021	$(49,936)	$41,071
Income tax expense (benefit):
Federal income tax expense (benefit)	$36,316	$(23,728)	$3,534
State income tax expense (benefit)	12,399	(5,154)	974

Total income tax expense (benefit)	$48,715	$(28,882)	$4,508

Effective income tax rate	38.1%	57.8%	11.0%

Federal income tax expense (benefit) and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income (loss) and state income taxes. State income tax expense (benefit) and the related effective income tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income (loss) and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense totaled $48.7 million for the year ended December 31, 2013 compared to an income tax benefit of $28.9 million for the year ended December 31, 2012 and income tax expense of $4.5 million for the year ended December 31, 2011. The increase in income tax expense in 2013 resulted from an increase in income subject to tax at statutory rates and a non-deductible BOLI modification loss recorded in the third quarter of 2013. The decrease in income tax expense from 2011 to 2012 was driven primarily by a decline in income subject to tax at statutory rates and to a $1.6 million tax benefit recorded in the first quarter of 2011 related to changes in the Illinois tax rate.

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

The following table provides a valuation summary of our investment portfolio for the three years ended December 31, 2013.

 Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$500	$500	-	$508	$508	-	$5,060	$5,035	0.5
CMOs	490,962	475,768	41.2	397,146	400,383	35.8	383,828	384,104	35.7
Other MBSs	135,097	136,164	11.8	117,785	122,900	11.0	81,982	87,691	8.2
Municipal securities	457,318	461,393	39.9	495,906	520,043	46.5	464,282	490,071	45.6
Trust preferred collateralized debt obligations ("CDOs")	46,532	18,309	1.6	46,533	12,129	1.1	48,759	13,394	1.2
Corporate debt securities	12,999	14,929	1.3	13,006	15,339	1.4	27,511	30,014	2.8
Equity securities	3,706	5,662	0.5	9,690	11,101	1.0	2,189	2,697	0.3

Total available-for-sale securities	1,147,114	1,112,725	96.3	1,080,574	1,082,403	96.8	1,013,611	1,013,006	94.3

Securities Held-to-Maturity
Municipal securities	44,322	43,387	3.7	34,295	36,023	3.2	60,458	61,477	5.7

Total securities	$1,191,436	$1,156,112	100.0	$1,114,869	$1,118,426	100.0	$1,074,069	$1,074,483	100.0

  Portfolio Composition

As of December 31, 2013, our securities portfolio totaled $1.2 billion, rising 3.4% from December 31, 2012, following a 4.1% increase from December 31, 2011. The current year growth resulted primarily from the redeployment of cash and cash equivalents into purchases of CMOs and other MBSs, net of maturities and calls of municipal securities.

As of December 31, 2013, approximately 96% of our $1.1 billion available-for-sale portfolio was comprised of U.S. agency securities, municipals, CMOs, and other MBSs. The remainder of the portfolio was comprised of six CDOs with a fair value of $18.3 million and an aggregate unrealized loss of $28.2 million, and miscellaneous other securities with a fair value of $20.6 million.

Investments in municipal securities comprised 43.6%, or $504.8 million, of the total securities portfolio as of December 31, 2013. The majority consists of general obligations of local municipalities, compared to state issued debt. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31, 2013			As of December 31, 2012
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Securities Available-for-Sale
U.S. agency securities	2.23%	2.25	0.49%	0.90%	0.92	0.20%
CMOs	4.48%	4.26	1.86%	2.22%	2.93	1.19%
Other MBSs	3.93%	4.85	2.45%	1.97%	3.62	2.79%
Municipal securities	5.11%	3.27	5.53%	4.49%	3.69	5.56%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M

Corporate debt securities	4.86%	7.18	6.39%	5.51%	8.09	6.37%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M

Total available-for-sale securities	4.68%	3.95	3.52%	3.33%	3.44	3.56%

Securities Held-to-Maturity
Municipal securities	6.50%	11.84	5.47%	6.30%	10.53	5.26%

Total securities	4.75%	4.26	3.60%	3.43%	3.67	3.61%

  N/M – Not meaningful.

  (1)
  The effective duration represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in interest rates. This measure is used to evaluate the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.
  (2)
  Average life is presented in years and represents the weighted-average time to receive all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.
  (3)
  Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

  Effective Duration

The average life and effective duration of our available-for-sale securities portfolio was 3.95 years and 4.7%, respectively, higher than the prior year metrics. This increase was due primarily to slower prepayment speeds resulting from the current market environment in combination with purchases of CMOs and other MBSs.

  Realized Gains and Losses

Net securities gains of $34.2 million for 2013 were driven by the sale of our investment in Textura. In addition, net securities gains for the year include OTTI charges of $408,000 on four municipal securities and two CMOs.

Net securities losses were $921,000 for 2012, which included OTTI charges of $3.7 million on two CDOs and several CMOs and net gains of $2.7 million from the sale of $153.7 million in CMOs, municipal securities, and corporate bonds.

Gains on sales of securities of $3.3 million for 2011 resulted from the sale of $188.6 million in CMOs, municipal securities, and corporate debt securities. We sold these shorter-term investments to take advantage of opportunities in the market. These gains were partially offset by OTTI charges of $936,000 on two CDOs.

  Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses at December 31, 2013 were $34.4 million compared to net unrealized gains of $1.8 million December 31, 2012.

Net unrealized losses in the CMO portfolio totaled $15.2 million at December 31, 2013 compared to net unrealized gains of $3.2 million at December 31, 2012. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2013 represents OTTI since the unrealized losses associated with these securities are not believed to be attributed to credit quality.

As of December 31, 2013, net unrealized gains in the municipal securities portfolio totaled $4.1 million compared to $24.1 million as of December 31, 2012. Net unrealized gains on municipal securities include unrealized losses of $5.6 million at December 31, 2013. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and are supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined from $34.4 million at December 31, 2012 to $28.2 million at December 31, 2013. We do not believe the unrealized losses on the CDOs as of December 31, 2013 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs was based on discounted cash flow analyses as described in Note 21 of "Notes to the Consolidated Financial Statements," in Item 8 of this Form 10-K.

 Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2013
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Securities Available-for-Sale
U.S. agency securities	$500	0.49%	$-	-	$-	-	$-	-
CMOs (2)	151,951	1.86%	278,813	1.86%	54,495	1.81%	5,703	1.90%
Other MBSs (2)	34,374	2.43%	73,940	2.44%	20,595	2.47%	6,188	2.56%
Municipal securities (3)	12,379	6.17%	78,087	5.99%	232,362	5.19%	134,490	5.81%
CDOs	-	-	-	-	-	-	46,532	N/M
Corporate debt securities (4)	-	-	8,640	5.65%	-	-	4,359	7.86%
Equity securities (4)	-	-	-	-	1,203	N/M	2,503	N/M
Total available-for-sale securities	199,204	2.22%	439,480	2.77%	308,655	4.39%	199,775	4.22%

Held-to-Maturity
Municipal securities (3)	3,366	5.08%	10,950	4.97%	8,041	5.16%	21,965	5.89%

Total securities	$202,570	2.27%	$450,430	2.82%	$316,696	4.41%	$221,740	4.38%

N/M – Not meaningful.

  (1)
  Based on amortized cost.
  (2)
  The repricing distributions and yields to maturity of CMOs and other MBSs are based on estimated future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.
  (3)
  Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.
  (4)
  Yields on corporate debt and equity securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. Maturity dates are based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

Our principal source of revenue is generated by our lending activities and is composed primarily of interest income as well as loan origination and commitment fees (net of related costs). The accounting policies for the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees in the Consolidated Statements of Income are included in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.6% of total loans outstanding at December 31, 2013. The corporate loan component consists of commercial and industrial, agricultural, and commercial real estate lending categories. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

To maximize loan income within an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management is provided with frequent reports related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and performing potential problem loans to mitigate and monitor potential and current risks in the portfolio. We do not offer any sub-prime products, and we have policies to limit our exposure to any single borrower.

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

Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. As part of the underwriting process, the Company examines projected cash flows, financial statement stability, and the value of the underlying collateral. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid by the farming operation.

Commercial Real Estate Loans

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location within the Company's markets.

Construction loans are generally based on estimates of costs and value associated with the completed projects and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Consumer Loans

Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

 Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total
Commercial and industrial	$1,830,638	32.8	$1,631,474	31.5	$1,458,446	28.7	$1,465,903	28.7	$1,438,063	27.6
Agricultural	321,702	5.8	268,618	5.2	243,776	4.8	227,756	4.5	209,945	4.0
Commercial real estate:
Office	459,202	8.2	474,717	9.1	444,368	8.7	396,836	7.8	394,228	7.6
Retail	392,576	7.0	368,796	7.1	334,034	6.6	328,751	6.4	331,803	6.4
Industrial	501,907	9.0	489,678	9.4	520,680	10.2	478,026	9.4	486,934	9.3
Multi-family	332,873	6.0	285,481	5.5	288,336	5.7	349,862	6.9	333,961	6.4
Construction	186,197	3.3	186,416	3.6	250,745	4.9	339,162	6.6	545,437	10.5
Other commercial real estate	807,071	14.5	773,121	14.9	888,146	17.4	856,357	16.8	798,983	15.4

Total commercial real estate	2,679,826	48.0	2,578,209	49.6	2,726,309	53.5	2,748,994	53.9	2,891,346	55.6

Total corporate loans	4,832,166	86.6	4,478,301	86.3	4,428,531	87.0	4,442,653	87.1	4,539,354	87.2

Home equity	427,020	7.7	390,033	7.5	416,194	8.2	445,243	8.7	470,523	9.1
1-4 family mortgages	275,992	4.9	282,948	5.5	201,099	4.0	160,890	3.2	139,983	2.7
Installment	44,827	0.8	38,394	0.7	42,289	0.8	51,774	1.0	53,386	1.0

Total consumer loans	747,839	13.4	711,375	13.7	659,582	13.0	657,907	12.9	663,892	12.8

Total loans, excluding covered loans	5,580,005	100.0	5,189,676	100.0	5,088,113	100.0	5,100,560	100.0	5,203,246	100.0

Covered loans	134,355		197,894		260,502		371,729		146,319

Total loans	$5,714,360		$5,387,570		$5,348,615		$5,472,289		$5,349,565

  2013 Compared to 2012

Total loans, excluding covered loans, of $5.6 billion as of December 31, 2013 reflected growth of $390.3 million, or 7.5%, from December 31, 2012. The loan portfolio benefited from well-balanced corporate loan growth reflecting credits of varying size and diverse geographic locations within our markets and includes an increase of 12.2% in commercial and industrial loans, 19.8% in agricultural loans, 16.6% in multi-family loans, and 6.4% in retail loans. The 13.3% increase in commercial and industrial and agricultural loan categories reflects the impact of greater resource investments and expansion into specialized lending areas, such as agri-business and asset-based lending.

Consumer loans represented 13.4% of loans, excluding covered loans. In response to market conditions, we purchased $51.9 million of high-quality, shorter duration home equity loans and sold $147.4 million of 1-4 family mortgage loans during 2013.

Covered loans decreased $63.5 million, or 32.1%, from December 31, 2012, reflecting the expected decline in this portfolio.

  2012 Compared to 2011

Total loans of $5.4 billion as of December 31, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs, loans disposed through bulk loan sales, and loans acquired in an FDIC-assisted transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The increase in commercial and industrial loans was driven by the targeted redistribution of the loan portfolio from commercial real estate into this category, significant investments in high level sales staff, and refocusing current staff away from remediation activities. Strong origination efforts primarily contributed to growth in 1-4 family mortgages, in addition to loans acquired in an FDIC-assisted transaction. A decrease in the construction portfolio was driven by efforts to reduce lending exposure to this category.

The decrease in covered loans of $62.6 million, or 24.0%, from December 31, 2011 reflects the continued decline in this portfolio.

  Comparisons of Prior Years (2011, 2010, and 2009)

Total loans of $5.3 billion as of December 31, 2011 declined $123.7 million, or 2.3%, from $5.5 billion as of December 31, 2010. The continued decline in covered loan balances accounted for the majority of this reduction. Total loans, excluding covered loans, as of December 31, 2011 were stable compared to December 31, 2010. The office, retail, industrial, and other commercial real estate portfolios exhibited 6.2% growth during this period, substantially in the form of owner-occupied business relationships. Offsetting this growth, we continued to reduce our exposure to the higher risk construction category during 2011.

Total loans were $5.5 billion as of December 31, 2010, an increase of $122.7 million, or 2.3%, from December 31, 2009. The increase was driven by the addition of covered loans acquired through FDIC-assisted transactions, which more than offset declines in the construction category. Total loans, excluding covered loans, of $5.1 billion as of December 31, 2010 declined $102.7 million, or 2.0%, from December 31, 2009, reflecting charge-offs of $147.1 million and the stressed economic conditions of 2010. Growth of 1.9% in commercial and industrial loans, 4.8% in multi-family loans, and 7.2% in other commercial real estate lending more than offset the 37.8% decline in the construction portfolio that resulted from our continued efforts to remediate problem credits in this category.

Covered loans grew to $371.7 million at December 31, 2010 compared to $146.3 million at December 31, 2009 from the completion of two FDIC-assisted transactions.

The following table provides commercial real estate loan detail for the three years ended December 31, 2013.

Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2013	% of Total	2012	% of Total	2011	% of Total
Office, retail, and industrial:
Office	$459,202	17.1	$474,717	18.4	$444,368	16.3
Retail	392,576	14.7	368,796	14.3	334,034	12.3
Industrial	501,907	18.7	489,678	19.0	520,680	19.1

Total office, retail, and industrial	1,353,685	50.5	1,333,191	51.7	1,299,082	47.7

Multi-family	332,873	12.4	285,481	11.1	288,336	10.5
Construction	186,197	7.0	186,416	7.2	250,745	9.2
Other commercial real estate:
Rental properties	112,887	4.2	121,174	4.7	127,085	4.7
Service stations and truck stops	83,237	3.1	114,521	4.4	128,931	4.7
Warehouses and storage	122,325	4.6	110,367	4.3	129,491	4.7
Hotels	62,451	2.3	74,098	2.9	73,889	2.7
Restaurants	79,809	3.0	80,430	3.1	78,867	2.9
Automobile dealers	37,504	1.4	45,121	1.8	35,777	1.3
Recreational	56,327	2.1	41,058	1.6	34,708	1.3
Religious	32,614	1.2	29,196	1.1	24,097	0.9
Multi-use properties	118,351	4.4	63,120	2.4	155,585	5.7
Other	101,566	3.8	94,036	3.7	99,716	3.7

Total other commercial real estate	807,071	30.1	773,121	30.0	888,146	32.6

Total commercial real estate	$2,679,826	100.0	$2,578,209	100.0	$2,726,309	100.0

Owner occupied commercial real estate loans, excluding multi-family and construction loans	$933,151		$963,375		$988,587
Owner occupied as a percent of total	43.2%		45.7%		45.2%

Commercial real estate loans represent 48.0% of loans, excluding covered loans, and totaled $2.7 billion at December 31, 2013, an increase of $101.6 million, or 3.9%, from December 31, 2012, due primarily to an increase in the multi-family and multi-use properties portfolios.

Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. The mix of properties securing the loans in our commercial real estate portfolio continue to be balanced between owner-occupied and investor categories as of December 31, 2013.

Maturity and Interest Rate Sensitivity of Corporate Loans

The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2013, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.

Table 12
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
Commercial, industrial, and agricultural	$1,036,248	$958,941	$157,151	$2,152,340
Commercial real estate	753,207	1,682,040	244,579	2,679,826

Total corporate loans	$1,789,455	$2,640,981	$401,730	$4,832,166

Loans by interest rate type:
Fixed interest rates	$634,426	$1,703,024	$246,034	$2,583,484
Floating interest rates	1,155,029	937,957	155,696	2,248,682

Total corporate loans	$1,789,455	$2,640,981	$401,730	$4,832,166

As of December 31, 2013, the composition of our corporate loans between fixed and floating interest rates was 53.5% and 46.5%, respectively.

Non-Performing Assets and Performing Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status.

Table 13
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2013
Commercial and industrial	$1,830,638	$1,805,516	$6,424	$393	$6,538	$11,767
Agricultural	321,702	321,123	60	—	—	519
Commercial real estate:
Office	459,202	455,547	1,200	731	—	1,724
Retail	392,576	385,234	939	272	624	5,507
Industrial	501,907	481,766	337	312	9,647	9,845
Multi-family	332,873	329,669	318	—	1,038	1,848
Construction	186,197	179,877	23	—	—	6,297
Other commercial real estate	807,071	789,517	4,817	258	4,326	8,153

Total commercial real estate	2,679,826	2,621,610	7,634	1,573	15,635	33,374

Total corporate loans	4,832,166	4,748,249	14,118	1,966	22,173	45,660

Home equity	427,020	413,912	4,355	1,102	787	6,864
1-4 family mortgages	275,992	267,497	1,939	548	810	5,198
Installment	44,827	42,329	330	92	—	2,076

Total consumer loans	747,839	723,738	6,624	1,742	1,597	14,138

Total loans, excluding covered loans	5,580,005	5,471,987	20,742	3,708	23,770	59,798
Covered loans	134,355	93,100	2,232	18,081	—	20,942

Total loans	$5,714,360	$5,565,087	$22,974	$21,789	$23,770	$80,740

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2012
Commercial and industrial	$1,631,474	$1,598,342	$4,534	$2,138	$519	$25,941
Agricultural	268,618	266,991	79	375	—	1,173
Commercial real estate:
Office	474,717	471,242	871	197	—	2,407
Retail	368,796	358,945	2,415	626	—	6,810
Industrial	489,678	475,416	255	—	—	14,007
Multi-family	285,481	283,415	479	153	—	1,434
Construction	186,416	180,931	—	—	—	5,485
Other commercial real estate	773,121	749,114	1,053	1,534	5,206	16,214

Total commercial real estate	2,578,209	2,519,063	5,073	2,510	5,206	46,357

Total corporate loans	4,478,301	4,384,396	9,686	5,023	5,725	73,471

Home equity	390,033	375,804	6,349	1,651	40	6,189
1-4 family mortgages	282,948	270,784	4,241	1,947	1,102	4,874
Installment	38,394	35,936	2,390	68	—	—

Total consumer loans	711,375	682,524	12,980	3,666	1,142	11,063

Total loans, excluding covered loans	5,189,676	5,066,920	22,666	8,689	6,867	84,534
Covered loans	197,894	145,751	6,514	31,447	—	14,182

Total loans	$5,387,570	$5,212,671	$29,180	$40,136	$6,867	$98,716

The following table provides a comparison of our non-performing assets and past due loans for the five years ended December 31, 2013.

Table 14
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$59,798	$84,534	$187,325	$211,782	$244,215
90 days or more past due loans	3,708	8,689	9,227	4,244	4,079

Total non-performing loans	63,506	93,223	196,552	216,026	248,294
Accruing TDRs	23,770	6,867	17,864	22,371	30,553
OREO	32,473	39,953	33,975	31,069	57,137

Total non-performing assets	$119,749	$140,043	$248,391	$269,466	$335,984

30-89 days past due loans	$20,742	$22,666	$27,495	$23,646	$37,912
Non-accrual loans to total loans	1.07%	1.63%	3.68%	4.15%	4.69%
Non-performing loans to total loans	1.14%	1.80%	3.86%	4.24%	4.77%
Non-performing assets to loans plus OREO	2.13%	2.68%	4.85%	5.25%	6.39%
Non-performing covered loans and covered OREO(1)
Non-accrual loans	$20,942	$14,182	$19,879	$—	$—
90 days or more past due loans	18,081	31,447	43,347	84,350	30,286

Total non-performing loans	39,023	45,629	63,226	84,350	30,286
OREO	8,863	13,123	23,455	22,370	8,981

Total non-performing assets	$47,886	$58,752	$86,681	$106,720	$39,267

30-89 days past due loans	$2,232	$6,514	$4,232	$18,445	$22,988
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$80,740	$98,716	$207,204	$211,782	$244,215
90 days or more past due loans	21,789	40,136	52,574	88,594	34,365

Total non-performing loans	102,529	138,852	259,778	300,376	278,580
Accruing TDRs	23,770	6,867	17,864	22,371	30,553
OREO	41,336	53,076	57,430	53,439	66,118

Total non-performing assets	$167,635	$198,795	$335,072	$376,186	$375,251

30-89 days past due loans	$22,974	$29,180	$31,727	$42,091	$60,900
Non-accrual loans to total loans	1.41%	1.83%	3.87%	3.87%	4.57%
Non-performing loans to total loans	1.79%	2.58%	4.86%	5.49%	5.21%
Non-performing assets to loans plus OREO	2.91%	3.65%	6.20%	6.81%	6.93%
Interest income not recognized in the financial statements related to non-accrual loans for 2013					$4,046
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

As of December 31, 2013, non-performing assets, excluding covered loans and covered OREO, were $119.7 million, declining by 14.5% compared to December 31, 2012. Non-performing assets, excluding covered loans and covered OREO, represented 2.13% of total loans plus OREO as of December 31, 2013 compared to 2.68% as of December 31, 2012 and 4.85% as of December 31, 2011. Improvement in non-performing assets and related credit metrics resulted primarily from management's continued focus on credit remediation.

The significant decrease in non-performing assets, excluding covered loans and covered OREO, from December 31, 2011 to December 31, 2012 was driven mainly by a decline in non-accrual loans, which reflects the aggressive remediation actions taken by management during 2012, including the bulk loan sales. In addition, the return of accruing TDRs to performing status contributed to the positive variance.

From December 31, 2010 to December 31, 2011, gross reductions of non-performing assets resulted primarily from non-accrual loans that were sold, paid-off, or transferred to held-for-sale and OREO properties sold during 2011.

  Non-accrual Loans

Non-accrual loans, excluding covered loans, declined by 29.3% to $59.8 million as of December 31, 2013 from $84.5 million as of December 31, 2012. The improvement in non-performing loans was driven primarily by the reclassification of two corporate loan relationships totaling $19.3 million from non-accrual to accruing TDR status. These loans continue to perform in accordance with their modified terms, which are at market rates, and are expected to move to the performing loan portfolio by the end of the first quarter of 2014.

The decrease in non-accrual loans from December 31, 2011 to December 31, 2012 resulted from the bulk loan sales, payments, charge-offs, and transfers to OREO, which more than offset the amount of loans downgraded from performing to non-accrual status during 2012.

A discussion of our accounting policies for non-accrual loans is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

  TDRs

Loan modifications may be performed at the request of the individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructures remain classified as TDRs for the remaining terms of the loans. A discussion of our accounting policies for TDRs is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

 Table 15
TDRs by Type
(Dollar amounts in thousands)

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	10	$8,659	6	$3,064	20	$2,348
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office	-	-	-	-	-	-
Retail	2	624	-	-	2	1,742
Industrial	3	9,647	2	2,407	-	-
Multi-family	5	1,291	1	150	9	12,865
Construction	-	-	-	-	1	14,006
Other commercial real estate	7	4,617	7	9,855	9	11,644

Total commercial real estate loans	17	16,179	10	12,412	21	40,257

Total corporate loans	27	24,838	16	15,476	41	42,605

Home equity	18	1,299	7	274	25	1,564
1-4 family mortgages	14	1,716	16	2,041	26	3,382
Installment	-	-	-	-	1	155

Total consumer loans	32	3,015	23	2,315	52	5,101

Total TDRs	59	$27,853	39	$17,791	93	$47,706

Accruing TDRs	39	$23,770	19	$6,867	57	$17,864
Non-accrual TDRs	20	4,083	20	10,924	36	29,842

Total TDRs	59	$27,853	39	$17,791	93	$47,706

Charge-offs on TDRs		$1,880		$10,003		$8,890
Specific reserves related to TDRs		1,952		2,794		94

At December 31, 2013, TDRs totaled $27.9 million, increasing $10.1 million, or 56.6%, from December 31, 2012. The December 31, 2013 total includes $23.8 million in loans that are accruing interest, and the majority were restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.

Accruing TDRs rose $16.9 million from December 31, 2012 driven primarily by the reclassification of two corporate loan relationships totaling $19.3 million from non-accrual TDR to accruing TDR status based on restructuring actions and continued performance of these loans in accordance with their modified terms. New accruing loan restructures of $4.8 million also contributed to the variance. These increases were partially offset by the transfer of $1.1 million from accruing TDRs to non-accrual TDR status, and the return of $5.5 million of accruing TDRs to performing status in the calendar year subsequent to restructure due to restructuring at market terms and sustained payment performance in accordance with the modified terms.

At December 31, 2013, non-accrual TDRs totaled $4.1 million compared to $10.9 million at December 31, 2012. TDRs are reported as non-accrual if they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. The decrease in non-accrual TDRs from December 31, 2012 was driven by the reclassification of non-accrual TDRs to accruing TDR status discussed above, which was offset by $15.6 million of new non-accrual loan restructures.

  Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's potential operating or financial difficulties.

 Table 16
Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2013			December 31, 2012
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$23,679	$14,135	$37,814	$37,833	$8,418	$46,251
Agricultural	344	-	344	331	-	331
Commercial real estate:
Office, retail, and industrial	27,871	23,538	51,409	57,271	16,746	74,017
Multi-family	2,794	499	3,293	1,921	-	1,921
Construction	8,309	17,642	25,951	26,210	25,762	51,972
Other commercial real estate	14,567	22,576	37,143	14,056	30,051	44,107

Total commercial real estate	53,541	64,255	117,796	99,458	72,559	172,017

Total performing potential problem corporate loans	$77,564	$78,390	$155,954	$137,622	$80,977	$218,599

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
  (3)
  Total performing potential problem loans excludes $2.8 million of accruing TDRs as of December 31, 2013 and $448,000 of accruing TDRs as of December 31, 2012.

Performing potential problem loans totaled $156.0 million as of December 31, 2013, down $62.6 million, or 28.7%, from $218.6 million as of December 31, 2012, reflecting management's proactive focus on credit remediation. As of December 31, 2013, approximately 45% of performing potential problem loans was comprised of 9 corporate loan relationships each having balances greater than $5.0 million. Management has specific monitoring plans for each of these corporate loan relationships.

  Loan Sales

The following table summarizes loan sales for the three years ended December 31, 2013.

Table 17
Loan Sales
(Dollar amounts in thousands)

	Proceeds	Book Value	Charge-offs (1)	Net Gains (2)
Loan sales in 2013 by class:
Commercial and industrial	$469	$1,044	$(575)	$-
Office, retail, and industrial	806	1,791	(985)	-
1-4 family mortgages	152,130	147,413	-	4,717

Total loan sales in 2013	$153,405	$150,248	$(1,560)	$4,717

Loan sales in 2012 by class:
Commercial and industrial	$19,705	$47,225	$(22,508)	$(5,012)
Agricultural	3,605	8,720	(4,356)	(759)
Commercial real estate:
Office, retail, and industrial	35,488	49,345	(23,696)	9,839
Multi-family	3,151	4,043	(1,859)	967
Construction	9,074	18,274	(7,540)	(1,660)
Other commercial real estate	26,664	46,838	(21,825)	1,651

Total commercial real estate	74,377	118,500	(54,920)	10,797

Home equity	829	1,561	(773)	41
1-4 family mortgages	52,749	50,484	(90)	2,355

Total consumer loans	53,578	52,045	(863)	2,396

Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

Loan sales in 2011 by class:
Commercial and industrial	$3,120	$4,226	$(1,106)	$-
Commercial real estate:
Office, retail, and industrial	551	997	(446)	-
Construction	8,691	11,864	(3,173)	-

Total commercial real estate	9,242	12,861	(3,619)	-

Total loan sales in 2011	$12,362	$17,087	$(4,725)	$-

  (1)
  Amount represents charge-offs to the allowance for loan and covered loan losses at the time the loans were identified for sale.
  (2)
  The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.

We recognized gains of $4.7 million on the sale of $147.4 million of 1-4 family mortgage loans during the year ended December 31, 2013, of which $36.6 million were originated with the intent to sell. Additionally, we sold $2.8 million of other non-performing loans and recorded charge-offs of $1.6 million.

During the third quarter of 2012, we identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales of $172.5 million in original carrying value were completed in the fourth quarter of 2012, resulting in proceeds of $94.5 million and a gain of $5.2 million. In addition to the bulk loan sales, we sold $50.3 million of mortgage loans during 2012, resulting in gains of $2.3 million.

During the year ended December 31, 2011, we sold $17.1 million of non-performing loans and recorded charge-offs of $4.7 million.

  OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $32.5 million at December 31, 2013, a $7.5 million decrease from December 31, 2012. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 18
OREO Properties by Type
(Dollar amounts in thousands)

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single-family homes	29	$2,257	15	$2,054	5	$985
Land parcels:
Raw land	6	4,037	5	3,244	8	8,316
Farm land	-	-	1	207	-	-
Commercial lots	17	11,649	22	12,355	19	5,944
Single-family lots	22	3,101	29	4,970	25	7,677

Total land parcels	45	18,787	57	20,776	52	21,937

Multi-family units	4	346	10	796	4	3,083
Commercial properties	23	11,083	32	16,327	16	7,970

Total OREO properties, excluding covered OREO	101	32,473	114	39,953	77	33,975
Covered OREO	48	8,863	62	13,123	46	23,455

Total OREO properties	149	$41,336	176	$53,076	123	$57,430

  OREO Activity

The following table summarizes disposals of OREO for the two years ended December 31, 2013.

Table 19
OREO Disposals, Transfers, and Write-Downs
(Dollar amounts in thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$15,274	$10,523	$25,797	$26,792	$23,774	$50,566
Less: Basis of properties sold	(16,805)	(10,493)	(27,298)	(27,907)	(23,301)	(51,208)

Net losses (gains) on sales of OREO	$1,531	$(30)	$1,501	$1,115	$(473)	$642

OREO transfers and write-downs
Premises transferred to OREO at fair value	$-	$-	$-	$1,833	$-	$1,833
OREO valuation adjustments	2,220	187	2,407	3,945	299	4,244

OREO sales, excluding covered OREO, totaled $16.8 million for the year ended December 31, 2013. These sales consisted of 74 properties with the majority classified as single-family homes and commercial properties. Net losses on sales of OREO in 2013, excluding covered OREO, were impacted by a $1.2 million loss on the sale of a special-purpose property. In 2012, OREO sales, excluding covered OREO, represented 103 properties, comprised primarily of single family homes, residential lots, and commercial properties.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses of $87.1 million is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2013.

The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 20
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011	2010	2009
Change in allowance for credit losses
Beginning balance	$102,812	$121,962	$145,072	$144,808	$93,869
Loan charge-offs:
Commercial, industrial, and agricultural	12,094	64,668	32,750	37,130	57,083
Office, retail, and industrial	4,744	34,968	8,193	10,322	7,869
Multi-family	1,029	3,361	14,584	2,788	3,485
Construction	1,916	27,811	20,211	63,967	66,665
Other commercial real estate	4,784	36,474	15,396	28,869	18,413
Consumer	9,414	10,910	10,531	10,640	14,523

Total loan charge-offs	33,981	178,192	101,665	153,716	168,038

Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	3,797	3,393	3,493	5,227	1,899
Office, retail, and industrial	228	577	79	612	13
Multi-family	584	275	410	363	2
Construction	1,032	451	2,964	770	803
Other commercial real estate	1,646	125	508	494	116
Consumer	1,071	784	430	740	472

Total recoveries of loan charge-offs	8,358	5,605	7,884	8,206	3,305

Net loan charge-offs, excluding covered loan charge-offs	25,623	172,587	93,781	145,510	164,733
Net covered loan charge-offs	4,575	4,615	9,911	1,575	-

Net loan and covered loan charge-offs	30,198	177,202	103,692	147,085	164,733

Provision for loan and covered loan losses:
Provision for loan losses	11,185	142,364	69,682	145,774	215,672
Provision for covered loan losses	5,222	24,945	51,267	27,009	-
Less: expected reimbursement from the FDIC	(150)	(9,257)	(40,367)	(25,434)	-

Net provision for covered loan losses	5,072	15,688	10,900	1,575	-

Total provision for loan and covered loan losses	16,257	158,052	80,582	147,349	215,672

Reduction in reserve for unfunded commitments (1)	(1,750)	-	-	-	-

Total provision for loan and covered loan losses and other	14,507	158,052	80,582	147,349	215,672

Ending balance	$87,121	$102,812	$121,962	$145,072	$144,808

  (1)
  Included in other noninterest expense in the Consolidated Statements of Income.

	Years ended December 31,
	2013	2012	2011	2010	2009
Allowance for credit losses
Allowance for loan losses	$72,946	$87,384	$118,473	$142,572	$144,808
Allowance for covered loan losses	12,559	12,062	989	-	-

Total allowance for loan and covered loan losses	85,505	99,446	119,462	142,572	144,808
Reserve for unfunded commitments	1,616	3,366	2,500	2,500	-

Total allowance for credit losses	$87,121	$102,812	$121,962	$145,072	$144,808

Amounts and ratios, excluding covered loans
Average loans	$5,307,493	$5,204,718	$5,101,621	$5,191,154	$5,348,979
Net loan charge-offs to average loans, annualized	0.48%	3.32%	1.84%	2.80%	3.08%
Allowance for credit losses at end of period as a percent of:
Total loans	1.34%	1.75%	2.38%	2.84%	2.78%
Non-accrual loans	124.69%	107.35%	64.58%	68.50%	59.30%
Non-performing loans	117.41%	97.35%	61.55%	67.15%	58.32%
Amounts and ratios, including covered loans
Average loans	$5,475,110	$5,435,670	$5,421,943	$5,440,752	$5,377,028
Net loan charge-offs to average loans	0.55%	3.26%	1.91%	2.70%	3.06%
Allowance for credit losses at end of period as a percent of:
Total loans	1.52%	1.91%	2.28%	2.65%	2.71%
Non-accrual loans	107.90%	104.15%	58.86%	68.50%	59.30%
Non-performing loans	84.97%	74.00%	46.95%	48.30%	51.98%

  Activity in the Allowance for Credit Losses

The allowance for credit losses was $87.1 million as of December 31, 2013, a decline of $15.7 million from December 31, 2012. The allowance for credit losses represented 1.52% of total loans, including covered loans, at December 31, 2013 compared to 1.91% at December 31, 2012.

The provision for loan and covered loan losses was $16.3 million for 2013 compared to $158.1 million for 2012 and $80.6 million for 2011. The provision for loan and covered loan losses was elevated for the year ended December 31, 2012 due primarily to the additional provision of $62.3 million recorded as a result of moving $172.5 million of loans to held-for-sale status and recording charge-offs of $80.3 million in anticipation of the bulk loan sales.

Net loan charge-offs, excluding covered loan charge-offs, during the year ended December 31, 2013, decreased significantly compared to the prior periods presented. The $147.0 million decline in net charge-offs from the year ended December 31, 2012 reflected improved credit quality due to management's accelerated credit remediation actions that occurred during the third and fourth quarters of 2012, including the bulk loan sales. Net loan charge-offs, excluding covered loan charge-offs, of $25.6 million at December 31, 2013 are at the lowest level in over five years.

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

  Allocation of the Allowance for Credit Losses

Table 21
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2013	% of Total Loans (1)	2012	% of Total Loans (1)	2011	% of Total Loans (1)	2010	% of Total Loans (1)	2009	% of Total Loans (1)
Commercial, industrial, and agricultural	$30,381	38.6	$36,761	36.7	$46,017	33.5	$49,545	33.2	$54,452	31.6
Commercial real estate:
Office, retail, and industrial	10,405	24.2	11,432	25.6	16,012	25.5	20,758	23.6	20,164	23.3
Multi-family	2,017	6.0	3,575	5.5	5,067	5.7	3,996	6.9	4,555	6.4
Construction	6,712	3.3	10,241	3.6	17,935	4.9	32,624	6.6	37,468	10.5
Other commercial real estate	11,187	14.5	14,699	14.9	21,099	17.4	25,178	16.8	16,694	15.4

Total commercial real estate	30,321	48.0	39,947	49.6	60,113	53.5	82,556	53.9	78,881	55.6

Consumer	13,860	13.4	14,042	13.7	14,843	13.0	12,971	12.9	11,475	12.8

Total, excluding allowance for covered loan losses	74,562	100.0	90,750	100.0	120,973	100.0	145,072	100.0	144,808	100.0

Covered loans	12,559		12,062		989		-		-

Total allowance for credit losses	$87,121		$102,812		$121,962		$145,072		$144,808

  (1)
  Percentages represent total loans in each category to total loans, excluding covered loans.

The allowance for credit losses declined by 15.3% from $102.8 million as of December 31, 2012 to $87.1 million as of December 31, 2013, reflecting reductions across all categories. During 2013, the lower level of the allowance for credit losses reflects the significant improvement in non-performing loans, performing potential problem loans, and credit metrics driven by management's continued proactive focus on credit remediation.

During 2012, declines in non-accrual and performing potential problem loans from accelerated credit remediation actions, including the impact of the bulk loan sales, resulted in improved credit metrics and a decline in our estimate of credit losses inherent in the loan portfolio. The allowance for covered loan losses increased $11.1 million from 2011 to reflect the difference between the carrying value and the discounted present value of the estimated cash flows of the covered impaired loans.

In 2011, we decreased our allowance for loan and covered loan losses for all categories of loans, excluding multi-family loans and covered loans. The increase in the allowance for loan losses allocated to multi-family loans reflected management's estimate of potential losses on smaller-balance loans in this portfolio.

INVESTMENT IN BANK-OWNED LIFE INSURANCE

We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2013, the CSV of BOLI assets totaled $193.2 million.

As of December 31, 2013, 31.6% of our total BOLI portfolio is invested in general account life insurance distributed among ten insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 68.4% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

For the year ended December 31, 2013, we had a BOLI loss of $11.8 million compared to prior year BOLI income of $1.3 million. During 2013, we voluntarily modified approximately $100 million of certain lower-yielding BOLI policies, which resulted in a $13.3 million write-down of the CSV. This action gives us the flexibility to reinvest these assets in longer duration securities at higher yields to enhance future BOLI income.

GOODWILL

Goodwill is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying amount of goodwill was $264.1 million at December 31, 2013 and $265.5 million at December 31, 2012. Goodwill decreased $1.4 million from December 31, 2012 as a result of the sale of our investment in Textura, which was completed during the year ended December 31, 2013. For a detailed discussion of the sale, refer to the section titled "Performance Overview" of this Item 7. Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2013, we performed our annual impairment test of goodwill at October 1, 2013 and determined that goodwill was not impaired at that date.

DEFERRED TAX ASSETS

Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. For additional discussion of income taxes, see Notes 1 and 14 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Income tax expense and benefits recorded due to changes in uncertain tax positions are also described in Note 14.

Table 22
Deferred Tax Assets
(Dollar amounts in thousands)

	December 31,			% Change
	2013	2012	2011	2013-2012	2012-2011
Net deferred tax assets	$107,624	$133,605	$102,624	(19.4)	30.2

Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income and loss during the current and prior two years, pre-tax, pre-provision operating earnings during that period, actual performance compared to budget, trends in non-performing assets and performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is required as of December 31, 2013.

Deferred tax assets decreased in 2013 compared to 2012, resulting primarily from the utilization of federal net operating losses, which was partially offset by an increase in alternative minimum tax credit carryforwards.

The increase in deferred tax assets in 2012 was attributed primarily to higher federal and state net operating loss carry forwards, offset partially by a reduction in the allowance for loan and covered loan losses for which there is a zero tax basis.

FUNDING AND LIQUIDITY MANAGEMENT

Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2013, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $46.6 million for the year ended December 31, 2013. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $37.8 million in junior subordinated debentures, $38.5 million in subordinated notes, $114.6 million in senior notes, and cash and interest-bearing deposits of $13.1 million at December 31, 2013. At the end of 2013, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.

Total deposits and borrowed funds as of December 31, 2013 are summarized in Notes 9 and 10 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

 Table 23
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2013	% of Total	2012	% of Total	2011	% of Total	2013-2012	2012-2011
Demand deposits	$1,889,247	26.2	$1,762,968	25.0	$1,498,900	21.5	7.2	17.6
Savings deposits	1,126,561	15.6	1,038,379	14.7	934,937	13.4	8.5	11.1
NOW accounts	1,170,928	16.2	1,090,446	15.4	1,091,184	15.7	7.4	(0.1)
Money market accounts	1,306,625	18.1	1,216,173	17.2	1,230,090	17.7	7.4	(1.1)

Transactional deposits	5,493,361	76.1	5,107,966	72.3	4,755,111	68.3	7.5	7.4

Time deposits	1,286,700	17.8	1,502,230	21.3	1,773,188	25.4	(14.3)	(15.3)
Brokered deposits	20,188	0.3	26,776	0.4	18,821	0.3	(24.6)	42.3

Total time deposits	1,306,888	18.1	1,529,006	21.7	1,792,009	25.7	(14.5)	(14.7)

Total deposits	6,800,249	94.2	6,636,972	94.0	6,547,120	94.0	2.5	1.4

Securities sold under agreements to repurchase	90,891	1.3	79,924	1.1	117,065	1.7	13.7	(31.7)
Federal funds purchased	5	-	-	-	603	-	100.0	(100.0)
FHLB advances	114,565	1.6	113,719	1.6	148,034	2.1	0.7	(23.2)

Total borrowed funds	205,461	2.9	193,643	2.7	265,702	3.8	6.1	(27.1)

Senior and subordinated debt	212,896	2.9	231,273	3.3	150,285	2.2	(7.9)	53.9

Total funding sources	$7,218,606	100.0	$7,061,888	100.0	$6,963,107	100.0	2.2	1.4

Average Funding Sources

Average funding sources totaled $7.2 billion for 2013, increasing $156.7 million from 2012. This growth resulted primarily from a rise in transactional deposits, which more than offset a reduction in higher-costing time deposits.

For 2012, average funding sources increased $98.8 million from 2011 driven primarily by growth in transactional deposits and the issuance of senior debt, which was partially offset by reductions in higher-costing time deposits and borrowed funds.

Time Deposits

Table 24
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

Total
Three months or less	$66,342
Greater than three months to six months	64,609
Greater than six months to twelve months	102,646
Greater than twelve months	153,261

Total	$386,858

Borrowed Funds

A discussion of borrowed funds is presented in the next table.

Table 25
Borrowed Funds
(Dollar amounts in thousands)

	2013		2012		2011
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At December 31:
Securities sold under agreements to repurchase	$109,792	0.03	$71,403	0.02	$92,871	0.02
Federal funds purchased	-	-	-	-	-	-
FHLB advances	114,550	1.34	114,581	1.72	112,500	2.13

Total borrowed funds	$224,342	0.70	$185,984	1.06	$205,371	1.17

Average for the year:
Securities sold under agreements to repurchase	$90,891	0.03	$79,924	0.02	$117,065	0.02
Federal funds purchased	5	-	-	-	603	0.22
FHLB advances	114,565	1.38	113,719	1.76	148,034	1.84

Total borrowed funds	$205,461	0.78	$193,643	1.04	$265,702	1.03

Maximum amount outstanding at any day during the year:
Securities sold under agreements to repurchase	$110,797		$103,591		$174,810
Federal funds purchased	2,000		-		175,000
FHLB advances	114,581		114,593		302,500
Weighted-average maturity of FHLB advances	29.3 months		20.8 months		19.3 months

Average borrowed funds totaled $205.5 million for 2013, increasing $11.8 million, or 6.1%, from 2012 following a decrease of $72.1 million, or 27.1%, from 2011 to 2012. In 2012, we reduced funding costs by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits, resulting in a more favorable product mix.

The average and maximum daily balances for securities sold under agreements to repurchase and FHLB advances were consistent with 2012. In 2011, the maximum daily balance for federal funds purchased resulted from a test of the federal funds line, which may be done occasionally to ensure availability.

We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits.

Senior and Subordinated Debt

Average senior and subordinated debt decreased $18.4 million, or 7.9%, in 2013 compared to 2012 as a result of the repurchase and retirement of $24.0 million of junior subordinated debentures. Refer to Note 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding this transaction.

The $81.0 million increase in average senior and subordinated debt from 2011 to 2012 was driven by the senior debt issuance of $115.0 million in the fourth quarter of 2011, which was used, in combination with existing liquid assets, to fund the redemption of the Series B preferred stock issued to the Treasury. This increase was partially offset by the repurchase and retirement of $25.4 million of junior subordinated debentures and $12.0 million of subordinated notes during 2012.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2013. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 26
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Transactional deposits (no stated maturity)	9	$5,558,318	$-	$-	$-	$5,558,318
Time deposits	9	785,458	338,466	83,545	314	1,207,783
Borrowed funds	10	109,792	39,550	75,000	-	224,342
Subordinated debt	11	-	153,136	-	37,796	190,932
Operating leases	7	3,774	7,156	5,920	4,059	20,909
Pension liability	15	5,857	10,408	9,044	18,450	43,759
Uncertain tax positions liability	14	N/M	N/M	N/M	N/M	279
Commitments to extend credit	20	N/M	N/M	N/M	N/M	1,661,081
Letters of credit	20	N/M	N/M	N/M	N/M	110,453

N/M – Not meaningful.

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels considered to be "well-capitalized," which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as "well-capitalized." All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2013 and 2012. See the "Supervision and Regulation" section included in Item 1, "Business," of this Form 10-K for information on our minimum capital requirements.

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

 Table 27
Capital Measurements
(Dollar amounts in thousands)

	December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums at December 31, 2013
	2013	2012
Reconciliation of capital components to regulatory requirements:
Total regulatory capital, as defined in federal regulations	$841,787	$755,264
Tier 1 capital, as defined in federal regulations	$741,414	$652,480
Trust preferred securities included in Tier 1 capital	(36,690)	(59,965)

Tier 1 common capital	$704,724	$592,515

Risk-weighted assets, as defined in federal regulations	$6,794,666	$6,348,523
Average assets, as defined in federal regulations	8,075,888	7,768,967
Regulatory capital ratios:
Total capital to risk-weighted assets	12.39%	11.90%	10.00%	24%	$162,321
Tier 1 capital to risk-weighted assets	10.91%	10.28%	6.00%	82%	333,734
Tier 1 leverage to average assets	9.18%	8.40%	5.00%	84%	337,620
Tier 1 common capital to risk-weighted assets (1)	10.37%	9.33%	N/A(2)	N/A(2)	N/A(2)
Reconciliation of capital components to GAAP:
Total stockholder's equity	$1,001,442	$940,893
Goodwill and other intangible assets	(276,366)	(281,059)

Tangible common equity	725,076	659,834
Accumulated other comprehensive loss	26,792	15,660

Tangible common equity, excluding accumulated other comprehensive loss	$751,868	$675,494

Total assets	$8,253,407	$8,099,839
Goodwill and other intangible assets	(276,366)	(281,059)

Tangible assets	$7,977,041	$7,818,780

Tangible common equity ratios:
Tangible common equity to tangible assets	9.09%	8.44%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	9.43%	8.64%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.67%	10.39%	N/A(2)	N/A(2)	N/A(2)

N/A – Not applicable.

  (1)
  Excludes the impact of trust-preferred securities.
  (2)
  Ratio is not subject to formal Federal Reserve regulatory guidance.

The improvement in regulatory capital ratios from December 31, 2012 resulted from strong earnings and the continued increase in allowable deferred tax assets, which more than offset the impact of loan growth, the increase in dividends paid, and the repurchase and retirement of $24.0 million of 6.95% junior subordinated debentures, which qualified as Tier 1 capital.

The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2013 and 2012 for the Company and the Bank, see Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Basel III Capital Rules

In July of 2013, the Company's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" of this Form 10-K.

Stock Repurchase Programs

Shares repurchased are held as treasury stock and are available for issuance in connection with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 125,901 treasury shares in 2013 and 133,560 treasury shares in 2012 to fund these plans.

Dividends

The Board declared quarterly stock dividends of $0.01 per share from 2011 through the first quarter of 2013. The Company increased the dividend to $0.04 per share during the second quarter of 2013 and approved another increase in the fourth quarter of 2013 to $0.07 per share.

FOURTH QUARTER 2013 vs. FOURTH QUARTER 2012

Table 28
Quarterly Earnings Performance (1)
(Dollar amounts in thousands, except per share data)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$72,120	$72,329	$71,753	$71,045	$74,199	$75,584	$75,518	$75,268
Interest expense	(6,432)	(6,663)	(6,823)	(7,197)	(7,677)	(8,324)	(8,814)	(10,086)

Net interest income	65,688	65,666	64,930	63,848	66,522	67,260	66,704	65,182

Provision for loan and covered loan losses	-	(4,770)	(5,813)	(5,674)	(5,593)	(111,791)	(22,458)	(18,210)
Fee-based revenues	26,712	27,804	26,008	25,758	26,846	25,035	23,076	23,993
Net securities gains (losses)	147	33,801	216	-	88	(217)	151	(943)
BOLI income (loss)	584	(13,028)	319	281	355	300	404	248
Gain on termination of FHLB forward commitments	-	7,829	-	-	-	-	-	-
Other income	1,370	1,682	898	1,536	460	727	406	1,135
(Losses) gains on early extinguishment of debt	(1,034)	-	-	-	(814)	-	-	256
Gain on bulk loan sales	-	-	-	-	5,153	-	-	-
Gain on acquisitions	-	-	-	-	-	3,289	-	-
Noninterest expense	(64,794)	(64,702)	(62,427)	(64,814)	(73,607)	(70,123)	(61,157)	(62,613)

Income (loss) before income tax (expense) benefit	28,673	54,282	24,131	20,935	19,410	(85,520)	7,126	9,048
Income tax (expense) benefit	(9,508)	(24,959)	(7,955)	(6,293)	(6,194)	36,993	(761)	(1,156)

Net income (loss)	19,165	29,323	16,176	14,642	13,216	(48,527)	6,365	7,892
Net (income) loss applicable to non-vested restricted shares	(260)	(416)	(219)	(212)	(194)	715	(76)	(139)

Net income (loss) applicable to common shares	$18,905	$28,907	$15,957	$14,430	$13,022	$(47,812)	$6,289	$7,753

Basic earnings (loss) per common share	$0.26	$0.39	$0.22	$0.20	$0.18	$(0.65)	$0.09	$0.11
Diluted earnings (loss) per common share	$0.26	$0.39	$0.22	$0.20	$0.18	$(0.65)	$0.09	$0.11
Dividends declared per common share	$0.07	$0.04	$0.04	$0.01	$0.01	$0.01	$0.01	$0.01
Return on average common equity	7.53%	11.66%	6.66%	6.17%	5.50%	(19.36)%	2.59%	3.21%
Return on average assets	0.91%	1.38%	0.79%	0.74%	0.65%	(2.35)%	0.32%	0.40%
Net interest margin – tax-equivalent	3.62%	3.63%	3.70%	3.77%	3.84%	3.83%	3.88%	3.88%
  (1)
  All ratios are presented on an annualized basis.

Net income applicable to common shares for the fourth quarter of 2013 was $18.9 million, or $0.26 per share, compared to net income applicable to common shareholders of $13.0 million, or $0.18 per share, for the fourth quarter of 2012.

Compared to the fourth quarter of 2012, total fee-based revenues remained stable. Growth in fee income generated by sales of capital market products to commercial clients and wealth management fees resulting from new customer relationships and improved market performance were offset by lower levels of mortgage banking income.

In addition, during the fourth quarter of 2013, the Company repurchased and retired $24.0 million of 6.95% junior subordinated debentures, which resulted in a pre-tax loss of $1.0 million. This action will reduce future annual interest expense by $1.6 million.

Total noninterest expense for the fourth quarter of 2013 decreased 12.0% compared to the fourth quarter of 2012 driven primarily by declines in professional services expense and other expenses, which were partially offset by increases in net OREO expense and advertising and promotions expense. In addition, no adjusted amortization of the FDIC indemnification asset was required for the fourth quarter of 2013 compared to $2.7 million for the fourth quarter of 2012, which also contributed to the decrease. Adjusted amortization of the FDIC indemnification asset is based on management's current estimates of future cash flows on covered loans and OREO and expected reimbursements from the FDIC for covered losses.

During the fourth quarter of 2012, professional services were elevated due primarily to expenses related to the completion of the bulk loan sales, higher personnel recruitment expenses, and the accelerated recognition of certain capitalized consulting costs. The decline in other expenses compared to the fourth quarter of 2012 reflects a $770,000 reduction in the reserve for unfunded commitments in the fourth quarter of 2013. In addition, the fourth quarter of 2012 was elevated as a result of a $1.3 million valuation adjustment on a former banking office.

The fourth quarter of 2012 reflects higher gains on sales of OREO properties compared to the fourth quarter of 2013, driving higher net OREO expense. An increase in advertising and promotions expense from the fourth quarter of 2012 was driven by the launch of our "Bank with Momentum" branding campaign during the second quarter of 2013, and reflects the return to a more normalized level of expense.

Table 29
Quarterly Operating Earnings (1)
(Dollar amounts in thousands)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income (loss) before income taxes	$28,673	$54,282	$24,131	$20,935	$19,410	$(85,520)	$7,126	$9,048
Provision for loan and covered loan losses	-	4,770	5,813	5,674	5,593	111,791	22,458	18,210

Pre-tax, pre-provision earnings	28,673	59,052	29,944	26,609	25,003	26,271	29,584	27,258

Adjustments to Pre-tax, Pre-Provision Earnings
Net securities (gains) losses	(147)	(33,801)	(216)	-	(88)	217	(151)	943
Net losses (gains) on sales and valuation adjustments of OREO, excess properties, and assets held-for-sale	1,763	1,652	(288)	781	1,864	3,280	2,527	303
Net losses (gains) on early extinguishment of debt	1,034	-	-	-	814	-	-	(256)
Severance-related costs	483	233	511	980	-	840		315
BOLI modification loss	-	13,312	-	-	-	-	-	-
Gain on termination of FHLB forward commitments	-	(7,829)	-	-	-	-	-	-
Net gain on bulk loan sales	-	-	-	-	(2,639)	-	-	-
Losses (gains) on acquisitions, net of integration costs	-	-	-	-	588	(3,074)	-	-
Adjusted amortization of FDIC indemnification asset	-	-	750	750	2,705	4,000	-	-

Total adjustments	3,133	(26,433)	757	2,511	3,244	5,263	2,376	1,305

Pre-tax, pre-provision operating earnings	$31,806	$32,619	$30,701	$29,120	$28,247	$31,534	$31,960	$28,563

  (1)
  The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result, which the Company believes is useful because it assists investors in assessing the Company's operating performance. This non-GAAP measure should not be considered an alternative to GAAP.

Pre-tax, pre-provision operating earnings of $31.8 million for the fourth quarter of 2013 increased $3.6 million, or 12.6%, compared to the fourth quarter of 2012. This increase resulted primarily from lower noninterest expense, which was partially offset by a decrease in net interest income and noninterest income.

Compared to the fourth quarter of 2012, average interest-earning assets grew $316.2 million from an increase in loans, investment securities, and other interest-earning assets.

Average funding sources for the fourth quarter of 2013 were $165.6 million higher than the fourth quarter of 2012, driven primarily by a 6.8% increase in average demand and interest-bearing transactional deposits, which more than offset lower levels of time deposits.

Tax-equivalent net interest margin for the current quarter was 3.62%, declining 22 basis points compared to the fourth quarter of 2012. Loan yields declined on new and renewing loans as a result of greater customer preference for floating rate loans. The decrease in the loan yield during the fourth quarter of 2013 was mitigated by a higher rate earned on certain investment securities. Additionally, an improved funding mix and lower rates paid on time deposits offset the decline in the loan yield compared to the prior year period.

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

Allowance for Credit Losses

The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan and covered loan losses. For a full discussion of our methodology for determining the allowance for credit losses, see Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Valuation of Securities

The fair values of securities, excluding CDOs, are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. We estimate fair value on CDOs using a cash flow model with the assistance of a structured credit valuation firm since an active market does not exist for these securities. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO to estimate the entities' likelihood of default on their trust-preferred obligations. Cash flows are modeled based on the contractual terms of the CDO and discounted to their present values to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments.

On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities; intent to hold the security until its value recovers; and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities gains (losses), but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive (loss) income unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. For additional discussion on securities, see Notes 1 and 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Cautionary Statement Regarding Forward-Looking Statements" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and other cautionary statements set forth elsewhere in this report.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. Repricing risk represents timing mismatches in our ability to alter contractual rates earned on interest-earning assets or paid on interest-bearing liabilities in response to changes in market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread between the rate earned on a loan or investment and the rate paid to fund that investment. Option risk arises from the "embedded options" present in many financial instruments, such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in interest rates and could have an adverse impact on our margin performance.

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset Liability Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income simulation modeling to analyze and capture exposure of earnings to changes in interest rates.

Net Interest Income Sensitivity

The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of December 31, 2013 and 2012, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful.

This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. In addition, this sensitivity analysis examines assets and liabilities at the beginning of the measurement period and does not assume any changes from growth or business plans over the next twelve months. Interest-earning assets and interest-bearing liabilities are assumed to re-price based on contractual terms over the twelve-month measurement period assuming an instantaneous parallel shift in interest rates in effect at the beginning of the measurement period. The simulation analysis also incorporates assumptions based on the historical behavior of deposit rates in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. As of December 31, 2013, 53% of the loan portfolio consisted of fixed rate loans and 47% were floating rate loans. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 72% of the total compared to 28% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with interest rate floors was $807.3 million, or 34%, of the floating rate loan portfolio as of December 31, 2013. On the liability side of the balance sheet, 80% of deposits are demand deposits and interest-bearing transactional deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
December 31, 2013:
Dollar change	$45,209	$28,307	$11,925	$(11,791)
Percent change	17.3%	10.8%	4.6%	(4.5)%
December 31, 2012:
Dollar change	$31,488	$18,351	$7,707	$(11,747)
Percent change	12.4%	7.2%	3.0%	(4.6)%

The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rate changes is reflected as both dollar and percent changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2013 would increase net interest income $28.3 million, or 10.8%, over the next twelve months compared to no change in interest rates. This same measure was $18.4 million, or 7.2%, as of December 31, 2012.

Overall, in rising interest rate scenarios, interest rate risk volatility was more positive at December 31, 2013 compared to December 31, 2012. During 2013, floating rate loan balances increased, funded through an increase in interest-bearing transactional deposits, which are less rate sensitive. In addition, the number of commercial floating rate loans with floors decreased as a percentage of the portfolio, resulting in loan yields that will increase more significantly with rising interest rates compared to the prior year. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant decrease in interest rates is minimal.

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

/s/ MICHAEL L. SCUDDER Michael L. Scudder President and Chief Executive Officer	/s/ PAUL F. CLEMENS Paul F. Clemens Executive Vice President and Chief Financial Officer

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 3, 2014

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$110,417	$149,420
Interest-bearing deposits in other banks	476,824	566,846
Trading securities, at fair value	17,317	14,162
Securities available-for-sale, at fair value	1,112,725	1,082,403
Securities held-to-maturity, at amortized cost (fair value 2013 – $43,387; 2012 – $36,023)	44,322	34,295
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock, at cost	35,161	47,232
Loans, excluding covered loans	5,580,005	5,189,676
Covered loans	134,355	197,894
Allowance for loan and covered loan losses	(85,505)	(99,446)

Net loans	5,628,855	5,288,124
Other real estate owned ("OREO"), excluding covered OREO	32,473	39,953
Covered OREO	8,863	13,123
Federal Deposit Insurance Corporation ("FDIC") indemnification asset	16,585	37,051
Premises, furniture, and equipment	120,204	121,596
Investment in bank-owned life insurance ("BOLI")	193,167	206,405
Goodwill and other intangible assets	276,366	281,059
Accrued interest receivable and other assets	180,128	218,170

Total assets	$8,253,407	$8,099,839

Liabilities
Noninterest-bearing deposits	$1,911,602	$1,762,903
Interest-bearing deposits	4,854,499	4,909,352

Total deposits	6,766,101	6,672,255
Borrowed funds	224,342	185,984
Senior and subordinated debt	190,932	214,779
Accrued interest payable and other liabilities	70,590	85,928

Total liabilities	7,251,965	7,158,946

Stockholders' Equity
Common stock	858	858
Additional paid-in capital	414,293	418,318
Retained earnings	853,740	786,453
Accumulated other comprehensive loss, net of tax	(26,792)	(15,660)
Treasury stock, at cost	(240,657)	(249,076)

Total stockholders' equity	1,001,442	940,893

Total liabilities and stockholders' equity	$8,253,407	$8,099,839

	December 31, 2013		December 31, 2012
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	-	85,787
Shares outstanding	-	75,071	-	74,840
Treasury shares	-	10,716	-	10,947

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Interest Income
Loans, excluding covered loans	$239,224	$248,752	$252,865
Covered loans	13,804	15,873	28,904
Investment securities – taxable	12,249	12,670	14,115
Investment securities – tax-exempt	18,644	20,253	22,544
Other short-term investments	3,326	3,021	3,083

Total interest income	287,247	300,569	321,511

Interest Expense
Deposits	11,901	18,052	27,256
Borrowed funds	1,607	2,009	2,743
Senior and subordinated debt	13,607	14,840	9,892

Total interest expense	27,115	34,901	39,891

Net interest income	260,132	265,668	281,620
Provision for loan and covered loan losses	16,257	158,052	80,582

Net interest income after provision for loan and covered loan losses	243,875	107,616	201,038

Noninterest Income
Service charges on deposit accounts	36,526	36,699	37,879
Card-based fees	21,649	20,852	19,593
Wealth management fees	24,185	21,791	20,324
Mortgage banking income	5,306	2,689	454
Merchant servicing fees	10,953	10,806	10,911
Other service charges, commissions, and fees	7,663	4,486	5,021
Net securities gains (losses)	34,164	(921)	2,410
BOLI (loss) income	(11,844)	1,307	2,231
Gain on termination of FHLB forward commitments	7,829	-	-
Gain on bulk loan sales	-	5,153	-
Other income	4,452	7,086	3,114

Total noninterest income	140,883	109,948	101,937

Noninterest Expense
Salaries and wages	112,631	105,231	101,703
Retirement and other employee benefits	26,119	25,524	27,071
Net occupancy and equipment expense	31,832	32,699	32,953
Professional services	21,922	29,614	26,356
Technology and related costs	11,335	11,846	10,905
Net OREO expense	8,547	10,521	16,293
FDIC premiums	6,438	6,926	7,990
Advertising and promotions	7,754	5,073	6,198
Merchant card expense	8,780	8,584	8,643
Adjusted amortization of FDIC indemnification asset	1,500	6,705	-
Other expenses	19,879	24,777	23,792

Total noninterest expense	256,737	267,500	261,904

Income (loss) before income tax expense (benefit)	128,021	(49,936)	41,071
Income tax expense (benefit)	48,715	(28,882)	4,508

Net income (loss)	79,306	(21,054)	36,563
Preferred dividends and accretion on preferred stock	-	-	(10,776)
Net (income) loss applicable to non-vested restricted shares	(1,107)	306	(350)

Net income (loss) applicable to common shares	$78,199	$(20,748)	$25,437

Per Common Share Data
Basic earnings (loss) per common share	$1.06	$(0.28)	$0.35
Diluted earnings (loss) per common share	1.06	(0.28)	0.35
Weighted-average common shares outstanding	73,984	73,665	73,289
Weighted-average diluted common shares outstanding	73,994	73,666	73,289

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$79,306	$(21,054)	$36,563
Securities available-for-sale
Unrealized holding (losses) gains:
Before tax	(2,054)	1,513	34,303
Tax effect	711	(588)	(13,427)

Net of tax	(1,343)	925	20,876

Reclassification of net gains (losses) included in net income (loss):
Before tax	34,164	(921)	2,410
Tax effect	(13,973)	377	(986)

Net of tax	20,191	(544)	1,424

Net unrealized holding (losses) gains	(21,534)	1,469	19,452

Unrecognized net pension costs
Unrealized holding gains (losses):
Before tax	17,600	(6,520)	(8,860)
Tax effect	(7,198)	2,667	3,871

Net of tax	10,402	(3,853)	(4,989)

Total other comprehensive (loss) income	(11,132)	(2,384)	14,463

Total comprehensive income (loss)	$68,174	$(23,438)	$51,026

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income (loss)	19,452	(4,989)	14,463

Balance at December 31, 2011	(354)	(12,922)	(13,276)
Other comprehensive income (loss)	1,469	(3,853)	(2,384)

Balance at December 31, 2012	1,115	(16,775)	(15,660)
Other comprehensive (loss) income	(21,534)	10,402	(11,132)

Balance at December 31, 2013	$(20,419)	$(6,373)	$(26,792)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2010	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income	-	-	-	-	36,563	14,463	-	51,026
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,978)	-	-	(2,978)
Preferred dividends declared ($44.86 per preferred share)	-	-	-	-	(8,658)	-	-	(8,658)
Accretion on preferred stock	-	2,118	-	-	(2,118)	-	-	-
Redemption of preferred stock	-	(193,000)	-	-	-	-	-	(193,000)
Redemption of common stock warrant	-	-	-	(910)	-	-	-	(910)
Share-based compensation expense	-	-	-	6,362	-	-	-	6,362
Restricted stock activity	335	-	-	(14,895)	-	-	13,507	(1,388)
Treasury stock issued to benefit plans	4	-	-	(106)	-	-	194	88

Balance at December 31, 2011	74,435	-	858	428,001	810,487	(13,276)	(263,483)	962,587
Comprehensive loss	-	-	-	-	(21,054)	(2,384)	-	(23,438)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,980)	-	-	(2,980)
Share-based compensation expense	-	-	-	6,004	-	-	-	6,004
Restricted stock activity	408	-	-	(15,604)	-	-	14,284	(1,320)
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(83)	-	-	123	40

Balance at December 31, 2012	74,840	-	858	418,318	786,453	(15,660)	(249,076)	940,893
Comprehensive income (loss)	-	-	-	-	79,306	(11,132)	-	68,174
Common dividends declared ($0.16 per common share)	-	-	-	-	(12,019)	-	-	(12,019)
Share-based compensation expense	-	-	-	5,903	-	-	-	5,903
Restricted stock activity	234	-	-	(9,814)	-	-	8,276	(1,538)
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(114)	-	-	143	29

Balance at December 31, 2013	75,071	$-	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$79,306	$(21,054)	$36,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and covered loan losses	16,257	158,052	80,582
Depreciation of premises, furniture, and equipment	11,038	10,874	10,995
Net amortization of premium on securities	9,174	22,433	10,314
Net securities (gains) losses	(34,164)	921	(2,410)
Gains on sales of loans	(4,717)	(7,422)	-
Gain on termination of FHLB forward commitments	(7,829)	-	-
Gain on FDIC-assisted transaction	-	(3,289)	-
Net losses on early extinguishment of debt	1,034	558	-
Net losses on sales and valuation adjustments of OREO	3,908	4,886	9,686
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(79)	2,695	1,252
BOLI loss (income)	11,844	(1,307)	(2,231)
Net pension cost	2,169	2,813	3,911
Share-based compensation expense	5,903	6,004	6,362
Tax (expense) benefit related to share-based compensation	(10)	170	(179)
Net decrease (increase) in net deferred tax assets	33,467	(29,279)	2,160
Amortization of other intangible assets	3,278	3,372	3,802
Originations of mortgage loans held-for-sale	(40,681)	-	-
Proceeds from sales of mortgage loans held-for-sale	37,788	-	236
Net (increase) decrease in trading securities	(3,155)	307	813
Net decrease in accrued interest receivable and other assets	30,696	10,117	7,801
Net (decrease) increase in accrued interest payable and other liabilities	(21,859)	8,973	(2,536)

Net cash provided by operating activities	133,368	169,824	167,121

Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	219,458	362,481	271,511
Proceeds from sales of securities available-for-sale	78,636	153,668	188,556
Purchases of securities available-for-sale	(335,442)	(588,429)	(391,282)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	7,043	66,215	83,113
Purchases of securities held-to-maturity	(17,070)	(48,999)	(62,251)
Redemption of FHLB stock	12,071	11,918	3,151
Proceeds from bulk loan sales	-	94,470	-
Net increase in loans	(351,616)	(272,618)	(14,297)
Proceeds from claims on BOLI, net of purchases	1,394	1,137	2,588
Proceeds from sales of OREO	25,797	50,566	37,731
Proceeds from sales of premises, furniture, and equipment	1,463	6,768	5,542
Purchases of premises, furniture, and equipment	(11,030)	(8,764)	(11,018)
Proceeds received from the FDIC in FDIC-assisted transactions	-	21,996	-
Other net cash proceeds received in FDIC-assisted transactions	-	4,984	-

Net cash (used in) provided by investing activities	(369,296)	(144,607)	113,344

Financing Activities
Net cash proceeds received in acquisition of deposits	-	-	106,499
Net increase (decrease) in deposit accounts	93,846	120,362	(139,037)
Net increase (decrease) in borrowed funds	38,358	(29,343)	(98,603)
(Payments for the retirement) proceeds from the issuance of subordinated debt	(24,094)	(37,033)	114,387
Proceeds received from the termination of FHLB forward commitments	7,829	-	-
Redemption of preferred stock and related common stock warrant	-	-	(193,910)
Cash dividends paid	(7,508)	(2,977)	(12,838)
Restricted stock activity	(1,607)	(1,469)	(1,256)
Excess tax benefit (expense) related to share-based compensation	79	(21)	47

Net cash provided by (used in) financing activities	106,903	49,519	(224,711)

Net (decrease) increase in cash and cash equivalents	(129,025)	74,736	55,754
Cash and cash equivalents at beginning of year	716,266	641,530	585,776

Cash and cash equivalents at end of year	$587,241	$716,266	$641,530

Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$4,945	$(6,845)	$(12,388)
Interest paid to depositors and creditors	27,599	36,036	40,429
Dividends declared, but unpaid	5,260	749	746
Non-cash transfers of loans held-for-investment to loans held-for-sale	1,925	93,714	12,320
Non-cash transfers of loans held-for-sale to loans held-for-investment	-	1,957	-
Non-cash transfers of loans to OREO	17,965	47,628	52,249
Non-cash transfer of an investment from other assets to securities available-for-sale	2,787	-	-
Non-cash transfers of premises, furniture, and equipment to OREO	-	1,833	-
Non-cash transfers of OREO to premises, furniture, and equipment	-	-	841

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily in the suburban metropolitan Chicago area, as well as central and western Illinois, eastern Iowa, and northwestern Indiana. The Company operates three wholly owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst manages a portion of the Company's non-performing assets. Parasol serves in an advisory capacity to certain wealth management accounts with the Bank.

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

Business Combinations – Business combinations are accounted for under the purchase method of accounting. The net assets of the acquired business are recorded at their estimated fair values as of the date of acquisition, with any excess of the cost over the fair value of the identifiable intangible assets recorded as goodwill. The results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of the acquisition.

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

Trading Securities – The Company's trading securities consist of diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. The accounts of the grantor trust are consolidated with the accounts of the Company in its consolidated financial statements. Trading securities are reported at fair value. Net trading gains (losses) represent changes in the fair value of the trading securities portfolio and are included in other noninterest income in the Consolidated Statements of Income. The corresponding deferred compensation obligation is also reported at fair value with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the grantor trust, the Company does not carry any securities for trading purposes.

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

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment; (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities; (iii) its intent to hold the security until its value recovers; and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities gains (losses) in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is separated into the amount related to credit deterioration, which is recognized through income as a realized loss, and the amount resulting from other factors, which is recognized in other comprehensive (loss) income.

FHLB and Federal Reserve Bank Stock – The Company, as a member of the FHLB and Federal Reserve Bank, is required to maintain an investment in the capital stock of the FHLB and Federal Reserve Bank. No ready market exists for these stocks, and they have no quoted market values. The stock is redeemable at par by the Federal Reserve Bank and FHLB and is, therefore, carried at cost and periodically evaluated for impairment.

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

Purchased Impaired Loans – Purchased impaired loans include acquired loans that had evidence of credit deterioration since origination and it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations and indicators included past performance of the failed institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Lease and revolving loans do not qualify to be accounted for as purchased impaired loans, due to their nature. Purchased impaired loans are recorded at fair value on the acquisition date, and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent increases in cash flows are recognized as interest income prospectively. The present value of any decreases in expected cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or establishing an allowance for loan and covered loan losses.

Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower's creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.

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

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower's current creditworthiness is used to assess the borrower's capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.

Impaired Loans – Impaired loans consist of corporate non-accrual loans and TDRs.

A loan is considered impaired when it is probable that the Company will not collect all contractual principal and interest. With the exception of accruing TDRs, impaired loans are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. Impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of collateral-dependent loans is based on the fair value of the underlying collateral, less costs to sell. The value of other loans is measured using the present value of expected future cash flows discounted at the loan's initial effective interest rate. Purchased impaired loans are not reported as impaired loans provided that estimates of the timing and amount of future cash flows can be reasonably determined.

90-Days Past Due Loans – The Company's accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.

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

Allowance for Loan Losses – The allowance for loan losses consists of (i) specific reserves for individual loans where the recorded investment exceeds the value, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) and allowance based on other internal and external qualitative factors.

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

The general reserve component is based on a loss migration analysis, which examines actual loss experience by loan category for a rolling 8-quarter period and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly using actual loss experience. This component is then adjusted based on management's consideration of many internal and external qualitative factors, including:

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
•
The effect of other external factors, such as competition and legal and regulatory requirements, on the Company's loan portfolio.

Allowance for Covered Loan Losses – The Company's allowance for covered loan losses reflects the difference between the carrying value and the discounted present value of the estimated cash flows of the covered purchased impaired loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of cash flows on all of the outstanding covered purchased impaired loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is an expected loss model that estimates future cash flows using a probability of default curve and loss given default estimates.

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

The establishment of the allowance for credit losses involves a high degree of judgment given the difficulty of assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities.

OREO – OREO consists of properties acquired through foreclosure in partial or total satisfaction of defaulted loans. At initial transfer into OREO, properties are recorded at fair value, less estimated selling costs. Subsequently, OREO is carried at the lower of the cost basis or fair value, less estimated selling costs. OREO also includes excess properties that the Company no longer intends to utilize. Those properties are transferred to OREO at the lower of their historical cost, less accumulated depreciation, or fair value, which represents the current appraised value of the properties, less selling costs. OREO write-downs occurring at the transfer date are charged against the allowance for loan and covered loan losses. Subsequent to the initial transfer, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, or changes in disposition strategies. These valuation adjustments, along with expenses related to maintenance of the properties, are included in net OREO expense in the Consolidated Statements of Income.

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

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in estimated cash flows. Decreases in estimated reimbursements from the FDIC are recorded prospectively through amortization and increases in estimated reimbursements from the FDIC are recognized by an increase in the carrying value of the indemnification asset. Payments from the FDIC for reimbursement of losses result in a reduction of the FDIC indemnification asset.

Depreciable Assets – Premises, furniture, and equipment are stated at cost, less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Useful lives range from 3 to 10 years for furniture and equipment and 25 to 40 years for premises. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Gains on dispositions are included in other noninterest income, and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

BOLI – BOLI represents life insurance policies on the lives of certain Company directors and officers for which the Company is the sole owner and beneficiary. These policies are recorded as an asset in the Consolidated Statements of Financial Condition at their cash surrender value ("CSV") or the current amount that could be realized if settled. The change in CSV and insurance proceeds received are included as a component of noninterest income in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting. Goodwill is not amortized. Instead, impairment testing is conducted annually or more often if events or circumstances between annual tests indicate that there may be impairment.

Impairment testing is performed using a two-step process. If, after assessing certain qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not necessary. If the Company concludes otherwise, then the first step is performed. In the first step, management compares its estimate of the fair value of a reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of a reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

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

Intangible assets are reviewed at least annually to determine whether there were any events or circumstances that indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value and the amortization period may also be reduced. Unamortized intangible assets associated with disposed assets are included in the determination of the gain or loss on the sale of the disposed assets.

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

On the date the Company enters into a derivative contract, the derivative is designated as a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, including its risk management objective and strategy.

At the hedge's inception and quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized into earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. If the forecasted transaction is no longer probable, the gain or loss is included in earnings immediately.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is the total of reported net income (loss) and other comprehensive (loss) income ("OCI"). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive (loss) income in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated as cash flow hedges (when applicable), and (iii) changes in unrecognized net pension costs related to the Company's pension plan.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders' equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the "last in, first out" inventory method. The difference between the consideration received on issuance and the carrying value is charged or credited to additional paid-in capital.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more likely than not. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Earnings per Common Share ("EPS") – EPS is computed using the two-class method. Basic EPS is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, which contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Segment Disclosures – The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required.

2.     RECENT EVENTS

2012 Acquisition

On August 3, 2012, the Company acquired substantially all of the assets of the former Waukegan Savings Bank in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to FDIC Agreements. The transaction also included $72.7 million in deposits, which were comprised of $41.5 million in transactional deposits and $31.2 million in time deposits. As a result of the transaction, the Company recorded $781,000 in core deposit intangibles.

Adopted Accounting Guidance

Disclosures about Offsetting Assets and Liabilities:    In December of 2011, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of offsetting assets and liabilities on the balance sheet, which was further clarified in January 2013. This guidance requires an entity to disclose both the gross information and net information regarding instruments and transactions eligible for offset, such as derivatives, sale and repurchase agreements, and securities borrowing and lending arrangements. The adoption of this guidance on January 1, 2013 did not impact the Company's financial condition, results of operations, or liquidity.

Technical Corrections and Improvements:    In October of 2012, the FASB issued guidance to update the Accounting Standards Codification (the "Codification") on a variety of topics, which include source literature amendments, guidance clarification and reference corrections, and relocated guidance. In addition, the standard includes amendments to conform terminology and clarifies certain fair value guidance in the Codification. Amendments that did not have transition guidance were effective immediately, and amendments subject to transition guidance were adopted on January 1, 2013. The adoption did not have a material impact on the Company's financial condition, results of operations, or liquidity.

Comprehensive Income:    In February of 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component on either the face of the income statement or as a separate disclosure in the notes to the financial statements. The Company provides disclosures related to amounts reclassified out of accumulated other comprehensive loss in the Consolidated Statements of Comprehensive Income. The adoption of this guidance on January 1, 2013 did not impact the Company's financial condition, results of operations, or liquidity.

Derivatives and Hedging:    In July of 2013, the FASB issued guidance permitting the Federal Funds Effective Swap Rate, also known as the Overnight Index Swap ("OIS") rate, to be included as a benchmark interest rate for hedge accounting purposes. Previously, the United States Department of the Treasury ("Treasury") and the London Interbank Offered Rate ("LIBOR") were the only permitted benchmark interest rates. In addition, the standard eliminated the restriction on designating different benchmark interest rates for similar hedges. The adoption of this guidance on July 17, 2013 did not impact the Company's financial condition, results of operations, or liquidity.

Recently Issued Accounting Guidance

Income Taxes:    In January of 2014, the FASB issued guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or, if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2013, and must be applied prospectively. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

Receivables – Troubled Debt Restructurings by Creditors:    In January of 2014, the FASB issued guidance to clarify when an in substance repossession or foreclosure occurs and an entity is considered to have received physical possession of the residential real estate property such that a loan receivable should be derecognized and the real estate property recognized. Additionally, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the entity and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for annual and interim periods beginning after December 15, 2014 and can be applied retrospectively or prospectively. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.     SECURITIES

A summary of the Company's securities portfolio by category and maturity is presented in the following tables.

Securities Portfolio
(Dollar amounts in thousands)

	December 31,
	2013				2012
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$500	$-	$-	$500	$508	$-	$-	$508
Collateralized mortgage obligations ("CMOs")	490,962	1,427	(16,621)	475,768	397,146	3,752	(515)	400,383
Other mortgage-backed securities ("MBSs")	135,097	3,349	(2,282)	136,164	117,785	5,183	(68)	122,900
Municipal securities	457,318	9,673	(5,598)	461,393	495,906	24,623	(486)	520,043
Trust preferred collateralized debt obligations ("CDOs")	46,532	-	(28,223)	18,309	46,533	-	(34,404)	12,129
Corporate debt securities	12,999	1,930	-	14,929	13,006	2,333	-	15,339
Equity securities:
Hedge fund investment	1,208	1,971	-	3,179	1,231	385	-	1,616
Other equity securities	2,498	75	(90)	2,483	8,459	1,026	-	9,485

Total equity securities	3,706	2,046	(90)	5,662	9,690	1,411	-	11,101

Total available- for-sale securities	$1,147,114	$18,425	$(52,814)	$1,112,725	$1,080,574	$37,302	$(35,473)	$1,082,403

Securities Held-to-Maturity
Municipal securities	$44,322	$-	$(935)	$43,387	$34,295	$1,728	$-	$36,023

Trading Securities				$17,317				$14,162

 Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$12,879	$12,326	$3,366	$3,295
After one year to five years	86,727	83,002	10,950	10,719
After five years to ten years	232,362	222,383	8,041	7,871
After ten years	185,381	177,420	21,965	21,502
Securities that do not have a single contractual maturity date	629,765	617,594	-	-

Total	$1,147,114	$1,112,725	$44,322	$43,387

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $755.3 million at December 31, 2013 and $675.3 million at December 31, 2012. No securities held-to-maturity were pledged as of December 31, 2013 or 2012.

Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2013 or 2012.

The following table presents net realized gains (losses) on securities.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Gains (losses) on sales of securities:
Gross realized gains	$34,572	$3,045	$4,103
Gross realized losses	-	(297)	(757)

Net realized gains on securities sales	34,572	2,748	3,346

Non-cash impairment charges:
OTTI	(408)	(3,728)	(1,464)
Portion of OTTI recognized in other comprehensive (loss) income	-	59	528

Net non-cash impairment charges	(408)	(3,669)	(936)

Net realized gains (losses)	$34,164	$(921)	$2,410

Net trading gains (losses) (1)	$3,189	$1,627	$(691)
Net non-cash impairment charges:
Municipal	$402	$-	$-
CMOs	6	1,443	-
CDOs	-	2,226	936

Total	$408	$3,669	$936

  (1)
  All net trading gains (losses) relate to trading securities still held as of December 31, 2013, 2012, and 2011 and are included in other income in the Consolidated Statements of Income.

Net gains realized on securities sales for the years ended December 31, 2013, 2012, and 2011 were $34.6 million, $2.7 million, and $3.3 million, respectively. During 2013, the Company sold its investment in an equity security which resulted in a $34.0 million gain.

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

In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate and compared to the fair values computed by discounting future projected cash flows at LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors. The following table presents the cumulative amount of OTTI on CDOs related to credit deterioration recognized by year in earnings.

OTTI on CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
Number	2013	2012	2011	Life-to-Date
1	$-	$-	$-	$10,360
2	-	1,534	525	9,402
3	-	692	411	2,262
4	-	-	-	1,078
5	-	-	-	8,570
6	-	-	-	243
7	-	-	-	6,750

	$-	$2,226	$936	$38,665

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the years ended December 31, 2013, 2012, and 2011.

Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$38,803	$36,525	$35,589
OTTI included in earnings (1):
Losses on securities that previously had OTTI	-	2,278	936
Losses on securities that did not previously have OTTI	408	1,391	-
Reduction for securities sales (2)	(6,789)	(1,391)	-

Ending balance	$32,422	$38,803	$36,525

  (1)
  Included in net securities gains (losses) in the Consolidated Statements of Income.
  (2)
  During the year ended December 31, 2013, one CDO with a carrying value of zero was sold, resulting in a gain of $101,000. This CDO had OTTI of $6.8 million that was previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2013 and 2012.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2013
CMOs	67	$338,064	$14,288	$57,269	$2,333	$395,333	$16,621
Other MBSs	19	57,311	2,281	356	1	57,667	2,282
Municipal securities	154	65,370	3,245	27,565	2,353	92,935	5,598
CDOs	6	-	-	18,309	28,223	18,309	28,223
Equity securities	1	2,168	90	-	-	2,168	90

Total	247	$462,913	$19,904	$103,499	$32,910	$566,412	$52,814

As of December 31, 2012
CMOs	19	$102,939	$421	$12,796	$94	$115,735	$515
Other MBSs	6	7,210	55	176	13	7,386	68
Municipal securities	49	28,903	459	1,238	27	30,141	486
CDOs	6	-	-	12,129	34,404	12,129	34,404

Total	80	$139,052	$935	$26,339	$34,538	$165,391	$35,473

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of December 31, 2013 represents an OTTI related to credit deterioration. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of December 31, 2013 reflect the illiquidity of these structured investment vehicles. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. The Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 21, "Fair Value."

4.   LOANS

Loans Held-for-Investment

The following table presents the Company's loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	December 31,
	2013	2012
Commercial and industrial	$1,830,638	$1,631,474
Agricultural	321,702	268,618
Commercial real estate:
Office, retail, and industrial	1,353,685	1,333,191
Multi-family	332,873	285,481
Construction	186,197	186,416
Other commercial real estate	807,071	773,121

Total commercial real estate	2,679,826	2,578,209

Total corporate loans	4,832,166	4,478,301

Home equity	427,020	390,033
1-4 family mortgages	275,992	282,948
Installment	44,827	38,394

Total consumer loans	747,839	711,375

Total loans, excluding covered loans	5,580,005	5,189,676
Covered loans (1)	134,355	197,894

Total loans	$5,714,360	$5,387,570

Deferred loan fees included in total loans	$4,656	$5,941
Overdrawn demand deposits included in total loans	5,047	4,451
  (1)
  For information on covered loans, refer to Note 5, "Acquired Loans."

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay its obligation. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value due to economic or other factors. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans substantially depend on the ability of the borrower to collect amounts due from its customers.

Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. As part of the underwriting process, the Company examines projected cash flows, financial statement stability, and the value of the underlying collateral. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid by profits generated by the farming operation.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans largely depends on the successful operation of the property or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location within the Company's markets.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the completed project. Sources of repayment for these loans may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation "FICO". It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. Loan-to-value ratios on home equity and 1-4 family mortgages are based on the current value of the appraised collateral.

The carrying value of loans that were pledged to secure liabilities as of December 31, 2013 and 2012 are presented below.

Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	December 31,
	2013	2012
Loans pledged to secure:
FHLB advances	$1,632,069	$721,141
Federal Reserve Bank's Discount Window Primary Credit Program	766,870	2,097,021

Total	$2,398,939	$2,818,162

Loan Sales

The following table presents loan sales for the years ended December 31, 2013, 2012, and 2011.

Loan Sales
(Dollar amounts in thousands)

	Proceeds	Book Value	Charge-offs (1)	Net Gains (2)
Loan sales in 2013
Mortgage loans	$152,130	$147,413	$-	$4,717
Non-performing loans	1,275	2,835	(1,560)	-

Total loan sales in 2013	$153,405	$150,248	$(1,560)	$4,717

Loan sales in 2012
Bulk loan sales	$94,470	$169,577	$(80,260)	$5,153
Mortgage loans	52,595	50,326	-	2,269
Non-performing loans	4,200	6,587	(2,387)	-

Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

Loan sales in 2011
Non-performing loans	$12,362	$17,087	$(4,725)	$-

  (1)
  Amount represents charge-offs to the allowance for loan and covered loan losses at the time the loans were identified for sale.
  (2)
  The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.

    Mortgage Loan Sales

During the year ended December 31, 2013, a gain of $4.7 million was recognized on the sale of $147.4 million of mortgage loans, of which $36.6 million were originated with the intent to sell. For the year ended December 31, 2012, the Company sold $50.3 million of mortgage loans, resulting in a gain of $2.3 million. The Company retained servicing responsibilities on the majority of mortgages sold and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 20, "Commitments, Guarantees, and Contingent Liabilities."

    Bulk Loan Sales

During the third quarter of 2012, the Company identified certain non-performing and performing potential problem loans for accelerated disposition through bulk loan sales and transferred them into the held-for-sale category at the lower of the recorded investment or the estimated fair value, which resulted in charge-offs of $80.3 million and a provision for loan and covered loan losses of $62.3 million. The fair value was determined by the estimated bid price of the potential sale.

The bulk loan sales were completed in the fourth quarter of 2012, and net gains realized on the sales are included as a separate component of noninterest income in the Consolidated Statements of Income.

5.     ACQUIRED LOANS

Since 2009, the Company acquired the majority of the assets and assumed the deposits of four financial institutions in FDIC-assisted transactions. In three of those transactions, most loans and OREO are covered by the FDIC Agreements. The significant accounting policies related to purchased impaired loans and the related FDIC indemnification asset are presented in Note 1, "Summary of Significant Accounting Policies."

Acquired Loans
(Dollar amounts in thousands)

	December 31, 2013				December 31, 2012
	Covered		Non- Covered	Total	Covered		Non- Covered	Total
Purchased impaired loans	$103,525	(1)	$15,608	$119,133	$154,762	(1)	$18,198	$172,960
Other loans (2)	30,830		17,024	47,854	43,132		22,480	65,612

Total acquired loans	$134,355		$32,632	$166,987	$197,894		$40,678	$238,572

  (1)
  At acquisition, the Company made an election to account for certain covered loans as purchased impaired loans. These loans totaled $24.6 million at December 31, 2013 and $28.1 million at December 31, 2012.
  (2)
  These loans did not meet the criteria to be accounted for as purchased impaired loans.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company is in compliance with those requirements as of December 31, 2013, 2012, and 2011.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$37,051	$65,609	$95,899
Amortization	(2,984)	(14,098)	(11,495)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(1,242)	3,338	39,096
Payments received from the FDIC	(16,240)	(17,798)	(57,891)

Ending balance	$16,585	$37,051	$65,609

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$51,498	$52,147	$63,616
Additions	—	7,224	—
Accretion	(15,016)	(20,632)	(36,827)
Other (1)	310	12,759	25,358

Ending balance	$36,792	$51,498	$52,147

  (1)
  Amount represents an increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.   PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company's past due loans as of December 31, 2013 and 2012. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
December 31, 2013
Commercial and industrial	$1,814,660	$6,872	$9,106	$15,978	$1,830,638	$11,767	$393
Agricultural	321,156	134	412	546	321,702	519	—
Commercial real estate:
Office, retail, and industrial	1,335,027	2,620	16,038	18,658	1,353,685	17,076	1,315
Multi-family	330,960	318	1,595	1,913	332,873	1,848	—
Construction	180,083	23	6,091	6,114	186,197	6,297	—
Other commercial real estate	795,462	5,365	6,244	11,609	807,071	8,153	258

Total commercial real estate	2,641,532	8,326	29,968	38,294	2,679,826	33,374	1,573

Total corporate loans	4,777,348	15,332	39,486	54,818	4,832,166	45,660	1,966

Home equity	415,791	4,830	6,399	11,229	427,020	6,864	1,102
1-4 family mortgages	268,912	2,046	5,034	7,080	275,992	5,198	548
Installment	42,350	330	2,147	2,477	44,827	2,076	92

Total consumer loans	727,053	7,206	13,580	20,786	747,839	14,138	1,742

Total loans, excluding covered loans	5,504,401	22,538	53,066	75,604	5,580,005	59,798	3,708
Covered loans	94,211	2,232	37,912	40,144	134,355	20,942	18,081

Total loans	$5,598,612	$24,770	$90,978	$115,748	$5,714,360	$80,740	$21,789

December 31, 2012
Commercial and industrial	$1,614,167	$4,883	$12,424	$17,307	$1,631,474	$25,941	$2,138
Agricultural	267,077	79	1,462	1,541	268,618	1,173	375
Commercial real estate:
Office, retail, and industrial	1,306,526	4,130	22,535	26,665	1,333,191	23,224	823
Multi-family	283,634	761	1,086	1,847	285,481	1,434	153
Construction	181,090	—	5,326	5,326	186,416	5,485	—
Other commercial real estate	755,103	1,053	16,965	18,018	773,121	16,214	1,534

Total commercial real estate	2,526,353	5,944	45,912	51,856	2,578,209	46,357	2,510

Total corporate loans	4,407,597	10,906	59,798	70,704	4,478,301	73,471	5,023

Home equity	376,801	6,482	6,750	13,232	390,033	6,189	1,651
1-4 family mortgages	272,270	4,472	6,206	10,678	282,948	4,874	1,947
Installment	35,936	2,390	68	2,458	38,394	—	68

Total consumer loans	685,007	13,344	13,024	26,368	711,375	11,063	3,666

Total loans, excluding covered loans	5,092,604	24,250	72,822	97,072	5,189,676	84,534	8,689
Covered loans	147,462	6,517	43,915	50,432	197,894	14,182	31,447

Total loans	$5,240,066	$30,767	$116,737	$147,504	$5,387,570	$98,716	$40,136

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011 is presented in the table below.

 Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
December 31, 2013
Beginning balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812
Charge-offs	(12,094)	(4,744)	(1,029)	(1,916)	(4,784)	(9,414)	(4,599)	—	(38,580)
Recoveries	3,797	228	584	1,032	1,646	1,071	24	—	8,382

Net charge-offs	(8,297)	(4,516)	(445)	(884)	(3,138)	(8,343)	(4,575)	—	(30,198)
Provision for loan and covered loan losses and other	1,917	3,489	(1,113)	(2,023)	424	8,491	5,072	(1,750)	14,507

Ending Balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121

December 31, 2012
Beginning balance	$46,017	$16,012	$5,067	$17,795	$19,451	$14,131	$989	$2,500	$121,962
Charge-offs	(64,668)	(34,968)	(3,361)	(27,811)	(36,474)	(10,910)	(4,615)	—	(182,807)
Recoveries	3,393	577	275	451	125	784	—	—	5,605

Net charge-offs	(61,275)	(34,391)	(3,086)	(27,360)	(36,349)	(10,126)	(4,615)	—	(177,202)
Provision for loan and covered loan losses and other	52,019	29,811	1,594	18,788	30,429	8,857	15,688	866	158,052

Ending balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812

December 31, 2011
Beginning balance	$49,545	$20,758	$3,996	$32,140	$23,655	$12,478	$—	$2,500	$145,072
Charge-offs	(32,750)	(8,193)	(14,584)	(20,211)	(15,396)	(10,531)	(9,911)	—	(111,576)
Recoveries	3,493	79	410	2,964	508	430	—	—	7,884

Net charge-offs	(29,257)	(8,114)	(14,174)	(17,247)	(14,888)	(10,101)	(9,911)	—	(103,692)
Provision for loan and covered loan losses and other	25,729	3,368	15,245	2,902	10,684	11,754	10,900	—	80,582

Ending balance	$46,017	$16,012	$5,067	$17,795	$19,451	$14,131	$989	$2,500	$121,962

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total
December 31, 2013
Commercial, industrial, and agricultural	$13,178	$2,137,440	$1,722	$2,152,340	$4,046	$26,335	$-	$30,381
Commercial real estate:
Office, retail, and industrial	26,348	1,327,337	-	1,353,685	214	10,191	-	10,405
Multi-family	1,296	331,445	132	332,873	18	1,999	-	2,017
Construction	5,712	180,485	-	186,197	178	6,138	-	6,316
Other commercial real estate	9,298	793,703	4,070	807,071	704	10,113	-	10,817

Total commercial real estate	42,654	2,632,970	4,202	2,679,826	1,114	28,441	-	29,555

Total corporate loans	55,832	4,770,410	5,924	4,832,166	5,160	54,776	-	59,936
Consumer	-	738,155	9,684	747,839	-	13,010	-	13,010

Total loans, excluding covered loans	55,832	5,508,565	15,608	5,580,005	5,160	67,786	-	72,946
Covered loans:
Purchased impaired loans	-	-	103,525	103,525	-	-	11,857	11,857
Other loans	-	30,830	-	30,830	-	702	-	702

Total covered loans	-	30,830	103,525	134,355	-	702	11,857	12,559

Reserve for unfunded commitments	-	-	-	-	-	1,616	-	1,616

Total loans	$55,832	$5,539,395	$119,133	$5,714,360	$5,160	$70,104	$11,857	$87,121

December 31, 2012
Commercial, industrial, and agricultural	$23,731	$1,874,464	$1,897	$1,900,092	$9,404	$27,357	$-	$36,761
Commercial real estate:
Office, retail, and industrial	21,736	1,311,455	-	1,333,191	971	10,461	-	11,432
Multi-family	642	284,718	121	285,481	-	3,575	-	3,575
Construction	4,916	181,500	-	186,416	90	9,133	-	9,223
Other commercial real estate	15,284	753,671	4,166	773,121	1,157	12,374	-	13,531

Total commercial real estate	42,578	2,531,344	4,287	2,578,209	2,218	35,543	-	37,761

Total corporate loans	66,309	4,405,808	6,184	4,478,301	11,622	62,900	-	74,522
Consumer	-	699,361	12,014	711,375	-	12,862	-	12,862

Total loans, excluding covered loans	66,309	5,105,169	18,198	5,189,676	11,622	75,762	-	87,384
Covered loans:
Purchased impaired loans	-	-	154,762	154,762	-	-	11,134	11,134
Other loans	-	43,132	-	43,132	-	928	-	928

Total covered loans	-	43,132	154,762	197,894	-	928	11,134	12,062

Reserve for unfunded commitments	-	-	-	-	-	3,366	-	3,366

Total loans	$66,309	$5,148,301	$172,960	$5,387,570	$11,622	$80,056	$11,134	$102,812

Loans Individually Evaluated for Impairment

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013 and 2012. Purchased impaired loans are excluded from this disclosure.

 Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	December 31, 2013				December 31, 2012
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$10,047	$3,131	$25,887	$4,046	$5,636	$18,095	$39,834	$9,404
Agricultural	-	-	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	23,872	2,476	35,868	214	14,504	7,232	29,631	971
Multi-family	1,098	198	1,621	18	642	-	2,406	-
Construction	4,586	1,126	10,037	178	4,040	876	11,983	90
Other commercial real estate	7,553	1,745	11,335	704	5,218	10,066	23,907	1,157

Total commercial real estate	37,109	5,545	58,861	1,114	24,404	18,174	67,927	2,218

Total impaired loans individually evaluated for impairment	$47,156	$8,676	$84,748	$5,160	$30,040	$36,269	$107,761	$11,622

The average recorded investment and interest income recognized on impaired loans by class for the three years ended December 31, 2013 is presented in the following table.

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2013		2012		2011
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$20,925	$205	$45,101	$94	$44,449	$326
Agricultural	-	-	1,138	-	1,515	-
Commercial real estate:
Office, retail, and industrial	24,802	18	32,439	2	33,038	81
Multi-family	1,116	8	6,226	-	13,619	44
Construction	5,932	-	31,202	1	62,513	69
Other commercial real estate	13,141	31	35,715	38	17,180	76

Total commercial real estate	44,991	57	105,582	41	126,350	270

Total impaired loans	$65,916	$262	$151,821	$135	$172,314	$596

  (1)
  Recorded using the cash basis of accounting.

Credit Quality Indicators

Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of December 31, 2013 and 2012.

Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)(4)	Substandard (2)(4)	Non-Accrual (3)	Total
December 31, 2013
Commercial and industrial	$1,780,194	$23,806	$14,871	$11,767	$1,830,638
Agricultural	320,839	344	-	519	321,702
Commercial real estate:
Office, retail, and industrial	1,284,394	28,677	23,538	17,076	1,353,685
Multi-family	326,901	3,214	910	1,848	332,873
Construction	153,949	8,309	17,642	6,297	186,197
Other commercial real estate	761,465	14,877	22,576	8,153	807,071

Total commercial real estate	2,526,709	55,077	64,666	33,374	2,679,826

Total corporate loans	$4,627,742	$79,227	$79,537	$45,660	$4,832,166

December 31, 2012
Commercial and industrial	$1,558,932	$37,833	$8,768	$25,941	$1,631,474
Agricultural	267,114	331	-	1,173	268,618
Commercial real estate:
Office, retail, and industrial	1,235,950	57,271	16,746	23,224	1,333,191
Multi-family	282,126	1,921	-	1,434	285,481
Construction	128,959	26,210	25,762	5,485	186,416
Other commercial real estate	712,702	14,056	30,149	16,214	773,121

Total commercial real estate	2,359,737	99,458	72,657	46,357	2,578,209

Total corporate loans	$4,185,783	$137,622	$81,425	$73,471	$4,478,301

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
  (4)
  Total special mention and substandard loans includes accruing TDRs of $2.8 million as of December 31, 2013 and $448,000 as of December 31, 2012.

 Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
December 31, 2013
Home equity	$420,156	$6,864	$427,020
1-4 family mortgages	270,794	5,198	275,992
Installment	42,751	2,076	44,827

Total consumer loans	$733,701	$14,138	$747,839

December 31, 2012
Home equity	$383,844	$6,189	$390,033
1-4 family mortgages	278,074	4,874	282,948
Installment	38,394	-	38,394

Total consumer loans	$700,312	$11,063	$711,375

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2013 and 2012. Refer to Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.

TDRs by Class
(Dollar amounts in thousands)

	As of December 31, 2013			As of December 31, 2012
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$6,538	$2,121	$8,659	$519	$2,545	$3,064
Agricultural	-	-	-	-	-	-
Commercial real estate:
Office, retail, and industrial	10,271	-	10,271	-	2,407	2,407
Multi-family	1,038	253	1,291	-	150	150
Construction	-	-	-	-	-	-
Other commercial real estate	4,326	291	4,617	5,206	4,649	9,855

Total commercial real estate	15,635	544	16,179	5,206	7,206	12,412

Total corporate loans	22,173	2,665	24,838	5,725	9,751	15,476

Home equity	787	512	1,299	40	234	274
1-4 family mortgages	810	906	1,716	1,102	939	2,041
Installment	-	-	-	-	-	-

Total consumer loans	1,597	1,418	3,015	1,142	1,173	2,315

Total loans	$23,770	$4,083	$27,853	$6,867	$10,924	$17,791

  (1)
  These loans are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. TDRs had related specific reserves totaling $2.0 million as of December 31, 2013 and $2.8 million as of December 31, 2012.

The following table presents a summary of loans that were restructured during the years ended December 31, 2013, 2012, and 2011.

TDRs Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2013
Commercial and industrial	7	$14,439	$-	$2	$-	$14,441
Office, retail, and industrial	6	2,275	30	-	-	2,305
Multi-family	5	1,274	-	57	-	1,331
Construction	2	508	-	-	-	508
Other commercial real estate	5	526	-	-	-	526
Home equity	13	1,189	-	-	-	1,189
1-4 family mortgages	1	132	-	4	-	136

Total TDRs restructured in 2013	39	$20,343	$30	$63	$-	$20,436

Year Ended December 31, 2012
Commercial and industrial	5	$3,277	$-	$-	$170	$3,107
Office, retail, and industrial	2	2,416	-	-	-	2,416
Other commercial real estate	5	1,070	-	-	125	945
Home equity	1	19	-	-	-	19
1-4 family mortgages	4	563	-	4	-	567

Total TDRs restructured in 2012	17	$7,345	$-	$4	$295	$7,054

Year Ended December 31, 2011
Commercial and industrial	10	$886	$-	$7	$-	$893
Office, retail, and industrial	3	3,407	293	9	-	3,709
Multi-family	1	14,107	-	-	3,000	11,107
Construction	1	17,508	-	-	-	17,508
Other commercial real estate	1	174	-	74	-	248
Home equity	9	523	-	15	-	538
1-4 family mortgages	11	1,440	-	79	-	1,519
Installment	1	151	-	4	-	155

Total TDRs restructured in 2011	37	$38,196	$293	$188	$3,000	$35,677

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2013 and 2012 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2013		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	1	$350	-	$-	1	$128
Office, retail, and industrial	-	-	2	837	1	397
Other commercial real estate	3	354	2	717	-	-
Home equity	-	-	-	-	1	83
1-4 family mortgages	-	-	1	62	2	331

Total	4	$704	5	$1,616	5	$939

A rollforward of the carrying value of TDRs for the years ended December 31, 2013, 2012, and 2011 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Accruing
Beginning balance	$6,867	$17,864	$22,371
Additions	4,847	2,504	17,921
Net payments received	(723)	(205)	(1,957)
Returned to performing status	(5,529)	(16,619)	(25,697)
Net transfers from non-accrual	18,308	3,323	5,226

Ending balance	23,770	6,867	17,864

Non-accrual
Beginning balance	10,924	29,842	33,753
Additions	15,589	4,550	17,756
Net payments received	(1,359)	(1,761)	(7,123)
Charge-offs	(1,880)	(10,003)	(8,890)
Transfers to OREO	(77)	(6,778)	(428)
Loans sold	(806)	(1,603)	-
Net transfers to accruing	(18,308)	(3,323)	(5,226)

Ending balance	4,083	10,924	29,842

Total TDRs	$27,853	$17,791	$47,706

For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. TDRs that were returned to performing status totaled $5.5 million, $16.6 million, and $25.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.

As of December 31, 2013, there were $180,000 in commitments to lend additional funds to borrowers with TDRs, and there were no commitments as of December 31, 2012.

7.     PREMISES, FURNITURE, AND EQUIPMENT

The following table summarizes the Company's premises, furniture, and equipment by category.

Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	December 31,
	2013	2012
Land	$48,590	$49,744
Premises	139,336	143,441
Furniture and equipment	81,002	75,481

Total cost	268,928	268,666
Accumulated depreciation	(152,751)	(148,738)

Net book value of premises, furniture, and equipment	116,177	119,928
Assets held-for-sale	4,027	1,668

Total premises, furniture, and equipment	$120,204	$121,596

	Years Ended December 31,
	2013	2012	2011
Depreciation expense on premises, furniture, and equipment	$11,038	$10,874	$10,995
Valuation adjustments on excess properties and assets held-for-sale	-	2,597	1,111

Operating Leases

As of December 31, 2013, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ended December 31, 2024. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013.

Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2014	$3,774
2015	3,592
2016	3,564
2017	3,013
2018	2,907
2019 and thereafter	4,059

Total minimum lease payments	$20,909

	Years Ended December 31,
	2013	2012	2011
Lease expense charged to operations (1)	$3,123	$3,379	$4,193
Rental income from premises leased to others (2)	531	931	1,136
  (1)
  Includes amounts paid under short-term cancelable leases and included in net occupancy and equipment expense in the Consolidated Statements of Income.
  (2)
  Included as a reduction to net occupancy and equipment expense in the Consolidated Statements of Income.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's annual goodwill impairment test was performed as of October 1, 2013. It was determined that no impairment existed as of that date. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment. The carrying amount of goodwill was $264.1 million at December 31, 2013 and $265.5 million at December 31, 2012. Goodwill decreased $1.4 million from the prior year as a result of the sale of an equity method investment during the year ended December 31, 2013. For a discussion of the accounting policies for goodwill and other intangible assets, refer to Note 1, "Summary of Significant Accounting Policies."

The Company's other intangible assets are core deposit intangibles, which are being amortized over their estimated useful lives. The Company's annual impairment testing was performed as of November 30, 2013 by comparing the carrying value of other intangible assets with our anticipated discounted future cash flows, and it was determined that no impairment existed as of that date.

Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2013			2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$33,775	$18,193	$15,582	$34,318	$16,145	$18,173	$42,832	$22,276	$20,556
Additions	-	-	-	781	-	781	1,419	-	1,419
Amortization expense	-	3,278	(3,278)	-	3,372	(3,372)	-	3,802	(3,802)
Fully amortized assets	-	-	-	(1,324)	(1,324)	-	(9,933)	(9,933)	-

Ending balance	$33,775	$21,471	$12,304	$33,775	$18,193	$15,582	$34,318	$16,145	$18,173

Weighted-average remaining life (in years)			5.9			6.4			6.9
Estimated useful lives (in years)			3.3 to 12.8			3.3 to 12.8			3.3 to 12.6

Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year ending December 31,
2014	$2,689
2015	2,500
2016	2,424
2017	1,643
2018	719
2019 and thereafter	2,329

Total	$12,304

9.     DEPOSITS

The following table presents the Company's deposits by type.

 Summary of Deposits
(Dollar amounts in thousands)

	December 31,
	2013	2012
Demand deposits	$1,911,602	$1,762,903
Savings deposits	1,135,155	1,092,545
NOW accounts	1,220,693	1,160,680
Money market deposits	1,290,868	1,256,179
Time deposits less than $100,000	820,925	963,850
Time deposits greater than $100,000	386,858	436,098

Total deposits	$6,766,101	$6,672,255

The following table provides maturity information related to the Company's time deposits.

Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year ending December 31,
2014	$785,458
2015	232,131
2016	106,335
2017	52,826
2018	30,719
2019 and thereafter	314

Total	$1,207,783

10.   BORROWED FUNDS

The following table summarizes the Company's borrowed funds by funding source.

Summary of Borrowed Funds
(Dollar amounts in thousands)

	December 31,
	2013	2012
Securities sold under agreements to repurchase	$109,792	$71,403
FHLB advances	114,550	114,581

Total borrowed funds	$224,342	$185,984

Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by the Treasury, and U.S. agency securities and are held in third party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2013, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. At December 31, 2013, all advances from the FHLB have a fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances
(Dollar amounts in thousands)

	December 31, 2013		December 31, 2012
Maturity Date	Advance Amount	Rate %	Advance Amount	Rate %
January 21, 2014	$-	-	$37,500	1.15
January 20, 2015	-	-	25,000	1.94
January 20, 2015	-	-	50,000	2.02
February 23, 2015	37,500	0.80	-	-
August 20, 2015	2,050	1.92	2,081	1.92
February 22, 2017	25,000	1.56	-	-
February 22, 2017	50,000	1.60	-	-

	$114,550	1.34	$114,581	1.72

Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	December 31,
	2013	2012
Available federal funds lines (1)	$681,100	$500,600
Federal Reserve Bank's Discount Window Primary Credit Program	632,498	1,625,826
  (1)
  Subject to the liquidity position of other banks.

None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.

11.   SENIOR AND SUBORDINATED DEBT

The following table presents the Company's senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)

	December 31,
	2013	2012
5.875% senior notes due in 2016
Principal amount	$115,000	$115,000
Discount	(355)	(477)

Total senior notes due in 2016	114,645	114,523

5.85% subordinated notes due in 2016
Principal amount	38,500	38,500
Discount	(9)	(14)

Total subordinated notes due in 2016	38,491	38,486

6.95% junior subordinated debentures due in 2033
Principal amount	37,825	61,820
Discount	(29)	(50)

Total junior subordinated debentures	37,796	61,770

Total senior and subordinated debt	$190,932	$214,779

Debt Retirement

During the fourth quarter of 2013, the Company repurchased and retired $24.0 million of junior subordinated debentures at a premium of 3.5%. This transaction resulted in the recognition of a pre-tax loss of $1.0 million and is included in other noninterest income in the Consolidated Statements of Income.

During the first quarter of 2012, the Company repurchased and retired $21.1 million of junior subordinated debentures at a discount of 2.3%. During the fourth quarter of 2012, the Company repurchased and retired $4.3 million of junior subordinated debentures at a premium of 3.0% and $12.0 million of subordinated notes at a premium of 5.0%. Net pre-tax losses for these transactions totaled $558,000.

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

In November of 2011, the Company redeemed all of the $193.0 million of preferred shares issued to the Treasury. The redemption was funded through a combination of existing liquid assets and the proceeds from a $115.0 million senior debt issuance. In December of 2011, the Company redeemed the Treasury's common stock warrant for $900,000, which concluded the Company's participation in the TARP.

The Company paid total dividends to the Treasury of $8.7 million in 2011.

Quarterly Dividend on Common Shares

The Board of Directors of First Midwest Bancorp, Inc. ("the Board") declared quarterly stock dividends of $0.01 per share from 2011 through the first quarter of 2013. The Company increased the dividend to $0.04 per share during the second quarter of 2013 and to $0.07 per share during the fourth quarter of 2013.

There were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2013.

13.   EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted earnings (loss) per share.

 Basic and Diluted Earnings (Loss) per Common Share
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$79,306	$(21,054)	$36,563
Preferred dividends	-	-	(8,658)
Accretion on preferred stock (1)	-	-	(2,118)
Net (income) loss applicable to participating securities	(1,107)	306	(350)

Net income (loss) applicable to common shares	$78,199	$(20,748)	$25,437

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,984	73,665	73,289
Dilutive effect of common stock equivalents	10	1	-

Weighted-average diluted common shares outstanding	73,994	73,666	73,289

Basic earnings (loss) per common share	$1.06	$(0.28)	$0.35
Diluted earnings (loss) per common share	1.06	(0.28)	0.35
Anti-dilutive shares not included in the computation of diluted earnings per common share (2)	1,462	1,759	3,511
  (1)
  Includes $1.5 million in accelerated amortization related to the redemption of preferred stock during the year ended December 31, 2011.
  (2)
  This amount represents outstanding stock options (and a common stock warrant during the year ended December 31, 2011) for which the exercise price is greater than the average market price of the Company's common stock.

14.   INCOME TAXES

Components of Income Tax Expense (Benefit)
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$4,744	$-	$1,929
State	10,504	1	419

Total	15,248	1	2,348

Deferred income tax expense (benefit):
Federal	31,572	(23,728)	1,605
State	1,895	(5,155)	555

Total	33,467	(28,883)	2,160

Total income expense (benefit)	$48,715	$(28,882)	$4,508

Federal income tax expense (benefit) and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income (loss) and state income taxes. State income tax expense (benefit) and the related effective income tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income (loss) and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense totaled $48.7 million for the year ended December 31, 2013 compared to an income tax benefit of $28.9 million for the year ended December 31, 2012 and income tax expense of $4.5 million for the year ended

December 31, 2011. The rise in income tax expense in 2013 was the result of an increase in income subject to tax at statutory rates and to a non-deductible BOLI modification loss recorded in the third quarter of 2013. The decrease in income tax expense from 2011 to 2012 was driven primarily by a decrease in income subject to tax at statutory rates and to a $1.6 million tax benefit recorded in first quarter 2011 related to changes in the Illinois tax rate.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.

Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	December 31,
	2013	2012
Deferred tax assets:
Alternative minimum tax ("AMT") and other credit carryforwards	$19,184	$13,379
Federal net operating loss ("NOL") carryforwards	14,579	54,770
Allowance for credit losses	30,492	31,762
Unrealized losses on securities	21,374	23,737
OREO	6,541	4,949
State NOL carryforwards	15,859	17,287
Other	19,049	15,047

Total deferred tax assets	127,078	160,931

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(16,977)	(15,402)
Deferred loan fees	(1,984)	(2,565)
Accrued retirement benefits	(7,095)	(5,151)
FHLB stock dividends	(1,222)	(2,167)
Depreciation	(2,111)	(2,049)
Cancellation of indebtedness income	(5,340)	(5,340)
Other	(3,107)	(5,548)

Total deferred tax liabilities	(37,836)	(38,222)

Deferred tax valuation allowance	-	-

Net deferred tax assets	89,242	122,709
Tax effect of adjustments related to other comprehensive (loss) income	18,382	10,896

Net deferred tax assets including adjustments	$107,624	$133,605

Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2032	$41,654	$156,486
Illinois gross NOL carryforwards, begin to expire in 2018	290,076	297,448
Indiana gross NOL carryforwards, begin to expire in 2022	16,112	31,170
Other credits (1)	19,184	13,379
  (1)
  Consists of AMT credits, which have an indefinite life, and other credits, which have a 20-year life. Approximately $3.1 million of other credits will begin to expire during the year ended December 31, 2028.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.

 Components of Effective Tax Rate

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(6.2)%	16.8%	(21.3)%
State income tax, net of federal income tax effect	6.4%	7.0%	(0.3)%
Net other	2.9%	(1.0)%	(2.4)%

Effective tax rate	38.1%	57.8%	11.0%

The change in effective tax rate from the year ended December 31, 2012 to the year ended December 31, 2013 was the result of an increase in income subject to tax at statutory rates and a non-deductible BOLI modification loss recorded in the third quarter of 2013. The change in effective tax rate from the year ended December 31, 2011 to the year ended December 31, 2012 was driven primarily by a decrease in income subject to tax at statutory rates and to a $1.6 million tax benefit recorded in the first quarter of 2011 related to changes in the Illinois tax rate.

As of December 31, 2013, 2012, and 2011, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings was distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. The Internal Revenue Service completed audits of the Company's 2006-2010 federal income tax returns during 2012. Audits of the Company's 2006-2007 Illinois income tax returns were closed during 2011. Audits of the Company's 2008-2009 Illinois income tax returns were closed during 2012. None of these audits resulted in significant adjustments.

Federal income tax returns filed by the Company for 2008, 2010, 2011 and 2012 are subject to examination by federal income tax authorities. The Company is no longer subject to examination by Illinois, Indiana, Iowa and Wisconsin tax authorities for years prior to 2009.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$-	$368	$429
Additions for tax positions relating to the current year	279	-	-
Additions for tax positions relating to prior years	-	-	226
Reductions for tax positions relating to prior years	-	-	(80)
Reductions for settlements with taxing authorities	-	(368)	(207)

Ending balance	$279	$-	$368

Interest and penalties not included above (1):
Interest (benefit) expense, net of tax effect, and penalties	$-	$(52)	$44
Accrued interest and penalties, net of tax effect, at end of year	-	-	52
  (1)
  Included in income tax expense (benefit) in the Consolidated Statements of Income.

The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance at December 31, 2013 are tax positions totaling $181,000 that would favorably affect the Company's effective tax rate if recognized in future periods.

15.   EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan"), which gives qualified employees the option to make contributions up to 45% of their pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. For certain employees who make voluntary contributions to the Profit Sharing Plan, the Company contributes an amount annually equal to 2% of the employee's eligible compensation. The Profit Sharing Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee's compensation. The Company's matching contribution vests immediately, while the discretionary component vests over six years.

Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Profit sharing expense (1)	$2,914	$2,532	$2,897
Company dividends received by the Profit Sharing Plan	$159	$71	$72
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,426,708	1,743,085	1,806,262
Fair value	$25,010	$21,823	$18,297
  (1)
  Included in retirement and other employee benefits in the Consolidated Statements of Income.

Pension Plan

The Company sponsors a defined benefit retirement plan (the "Pension Plan") that provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of new participants. During the second quarter of 2013, the Board of Directors approved an amendment to freeze benefit accruals under the Pension Plan effective on January 1, 2014. As a result of the Pension Plan amendment, the Company recorded an immaterial curtailment loss and remeasured the Pension Plan obligations and assets as of June 30, 2013. Based on December 31, 2013 actuarial assumptions, the amendment decreased the pension obligation by $9.9 million and increased other comprehensive (loss) income by $5.9 million, after tax. These actions reduced 2013 pension expense by approximately $1.0 million.

Actuarially determined pension costs are charged to current operations and included in retirement and other employee benefits in the Consolidated Statements of Income. The Company's funding policy is to contribute amounts to the Pension Plan that are sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 plus additional amounts as the Company deems appropriate.

Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	December 31,
	2013	2012
Accumulated benefit obligation	$61,292	$62,326

Change in projected benefit obligation:
Beginning balance	$72,855	$63,011
Service cost	2,600	2,862
Interest cost	2,414	2,720
Curtailment	(9,947)	-
Actuarial (gain) loss	(1,494)	9,331
Benefits paid	(5,136)	(5,069)

Ending balance	$61,292	$72,855

Change in fair value of plan assets:
Beginning balance	$63,501	$62,990
Actual return on plan assets	9,005	5,580
Benefits paid	(5,136)	(5,069)
Employer contributions	7,000	-

Ending balance	$74,370	$63,501

Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent asset (liability)	$13,078	$(9,354)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$-	$1
Net loss	10,784	28,383

Net amount recognized	$10,784	$28,384

Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	17.6%	45.5%
Fair value of plan assets	14.5%	44.7%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$-	$1
Net loss	215	2,358

Net amount expected to be recognized	$215	$2,359

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	4.30%	3.40%
Rate of compensation increase	N/A (1)	2.50%

N/A – Not applicable.

  (1)
  The rate of compensation increase is no longer applicable in determining the present value of the projected benefit obligation due to the amendment to freeze benefit accruals, which is discussed above.

Expected amortization of net actuarial losses – To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the future working life of the Pension Plan participants. In connection with the freeze of benefit accruals under the Pension Plan, the Company changed its policy to amortize net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants in the second quarter of

2013. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2013 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive (loss) income is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.

Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$2,600	$2,862	$2,725
Interest cost	2,414	2,720	3,032
Expected return on plan assets	(4,299)	(4,456)	(4,110)
Recognized net actuarial loss	1,453	1,684	976
Amortization of prior service cost	1	3	3
Other (1)	-	-	1,285

Net periodic cost	2,169	2,813	3,911

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive (loss) income:
Net gain (loss) for the period	16,146	(8,207)	(11,124)
Amortization of prior service cost	1	4	4
Amortization of net loss	1,453	1,683	2,260

Total unrealized gain (loss)	17,600	(6,520)	(8,860)

Total recognized in net periodic pension cost and other comprehensive (loss) income	$15,431	$(9,333)	$(12,771)

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	3.40%	4.40%	5.50%
Expected return on plan assets	7.25%	7.25%	7.50%
Rate of compensation increase	2.50%	2.50%	3.00%
  (1)
  The 2011 amount represents the correction of a 2010 actuarial Pension Plan expense calculation related to the valuation of future early retirement benefits.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets
	Target Allocation	Fair Value of Plan Assets (1)
			2013	2012
Asset Category:
Equity securities	50 - 60%	$46,925	63%	59%
Fixed income	30 - 48%	22,175	30%	35%
Cash equivalents	2 - 10%	5,270	7%	6%

Total		$74,370	100%	100%

  (1)
  Additional information regarding the fair value of Pension Plan assets at December 31, 2013 can be found in Note 21, "Fair Value."

As of December 31, 2013, the equity securities category allocation was outside the target range due to improved market performance. Subsequent to December 31, 2013, the Pension Plan assets were rebalanced and all asset categories were within the target allocation.

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

Investment policy and strategy – The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long-term horizon to satisfy the Pension Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy established by the Company's Retirement Plan Committee provides for growth of capital with a moderate level of volatility by investing assets according to the target allocations stated above and reallocating those assets as needed to stay within those allocations. Investments are weighted toward publicly traded securities. Investment strategies that include alternative asset classes, such as private equity hedge funds and real estate, are generally avoided. Under the advisement of a certified investment advisor, the Committee reviews the investment policy on a quarterly basis to determine if any adjustments to the policy or investment strategy are necessary.

Based on the amendment to freeze benefit accruals under the Pension Plan effective January 1, 2014, the Company does not anticipate making a contribution to the Pension Plan in 2014. Estimated future pension benefit payments for fiscal years ending December 31, 2014 through 2023 are as follows.

Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2014	$5,857
2015	5,333
2016	5,075
2017	4,810
2018	4,234
2019-2023	18,450

16.   SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees.

Since the inception of the Omnibus Plan through the end of 2008, certain key employees were granted nonqualified stock options. The option exercise price is set at the fair value of the Company's common stock on the grant date. The fair value is defined as the average of the high and low stock price on the grant date. All options have a term of ten years from the grant date, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships.

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

Nonemployee Directors Stock Plan (the "Directors Plan") – In 1997, the Board adopted the Directors Plan, which provides for the grant of equity awards to non-management Board members. Until 2008, only non-qualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the fair value of the Company's common stock on the grant date. All options have a term of 10 years from the grant date.

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

Both the Omnibus Plan and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Shares of Common Stock Available Under Share-Based Plans

	December 31, 2013
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,254,022
Directors Plan	481,250	66,634

Salary Stock Awards – The Company also periodically issues salary stock awards to certain executive officers. This stock is fully vested as of the grant date. The issuance of salary stock awards is included in share-based compensation expense, but does not reduce the number of shares issued and outstanding under the Omnibus Plan as the issuance is not considered part of the share-based plans referenced above.

Salary Stock Awards Granted

	Years ended December 31,
	2013	2012	2011
Shares granted	8,693	10,983	45,889
Weighted-average price	$14.30	$11.51	$10.10

Stock Options

Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Options outstanding beginning balance	1,718	$32.42
Expired	(282)	29.49

Options outstanding ending balance	1,436	$32.99	2.24	$230

Exercisable at the end of the year	1,436	$32.99	2.24	$230
  (1)
  Represents the average remaining contractual life in years.

  (2)
  Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2013. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. No stock options were granted during the years ended December 31, 2013 or 2012. An immaterial amount of stock options were granted during the year ended December 31, 2011.

No stock options were exercised and no stock option award modifications were made during the three years ended December 31, 2013.

Restricted Stock Awards and Restricted Stock Units

Restricted Stock Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2013
	Restricted Stock Awards		Restricted Stock Units
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	1,087	$11.87	62	$11.69
Granted	428	13.01	159	13.01
Vested	(378)	12.50	(8)	12.50
Forfeited	(90)	12.06	(10)	12.06

Non-vested awards ending balance	1,047	$12.10	203	$12.68

Other Restricted Stock Award/Unit Information

	Years Ended December 31,
	2013	2012	2011
Weighted-average grant date fair value of restricted stock awards/units granted during the year	$13.01	$11.35	$12.08
Total fair value of restricted stock awards/unit vested during the year	4,917	4,921	4,268
Income tax benefit realized from the vesting/release of restricted stock awards/units	1,966	1,884	1,828

No restricted stock awards/unit modifications were made during the periods presented.

Compensation Expense

The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.

Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Restricted stock award/unit expense	$5,779	$5,877	$5,607
Salary stock award expense	124	127	464
Stock option expense	—	—	291

Total share-based compensation expense	5,903	6,004	6,362
Income tax benefit	2,414	2,456	2,602

Share-based compensation expense, net of tax	$3,489	$3,548	$3,760

Unrecognized compensation expense	$6,327	$5,674	$4,784
Weighted-average amortization period remaining (in years)	1.2	1.1	1.0

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

As a result of the Rights Agreement, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

18.   REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $68.7 million at December 31, 2013 and $50.9 million at December 31, 2012 were maintained in accordance with these requirements.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") and its non-bank subsidiaries. Loans or advances to a single subsidiary may not exceed 10%, and loans to all subsidiaries may not exceed 20% of the Bank's capital stock and surplus, as defined. Loans from subsidiary banks to non-bank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2014 equal to its net profits for 2014, as defined by statute, less $7.4 million up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.

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

As of December 31, 2013, the Company and the Bank met all capital adequacy requirements. As of December 31, 2013, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as adequately capitalized and as "well-capitalized."

Summary of Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2013:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$841,787	12.39	$543,573	8.00	$679,467	10.00
First Midwest Bank	897,255	13.86	517,721	8.00	647,152	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	741,414	10.91	271,787	4.00	407,680	6.00
First Midwest Bank	816,286	12.61	258,861	4.00	388,291	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	741,414	9.18	242,277	3.00	403,794	5.00
First Midwest Bank	816,286	10.24	239,065	3.00	398,442	5.00
As of December 31, 2012:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$755,264	11.90	$507,882	8.00	$634,852	10.00
First Midwest Bank	859,018	13.76	499,390	8.00	624,237	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	652,480	10.28	253,941	4.00	380,911	6.00
First Midwest Bank	780,631	12.51	249,695	4.00	374,542	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	652,480	8.40	233,069	3.00	388,448	5.00
First Midwest Bank	780,631	10.09	232,071	3.00	386,785	5.00

In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2013, the Company had $36.7 million of trust-preferred securities included in Tier 1 capital.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain the following:

•
A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation).

•
A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation).

•
A minimum ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5% upon full implementation).

•
A minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 beginning on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, may make a one-time permanent election to continue to exclude these items, and the Company and the Bank expect to make such an election.

Finally, the Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.

The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2013.

19.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."

The Company hedges the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts are designated as fair value hedges.

 Fair Value Hedges
(Dollar amounts in thousands)

	December 31, 2013	December 31, 2012
Notional amount outstanding	$14,730	$15,860
Derivative liability fair value	(1,472)	(2,270)
Weighted-average interest rate received	2.08%	2.12%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	3.76	4.76
Cash pledged to collateralize net unrealized losses with counterparties (1)	$1,583	$2,516
Fair value of assets needed to settle derivative transactions (2)	1,502	2,301
  (1)
  No other collateral was required to be pledged.
  (2)
  This amount represents the fair value of assets needed to settle derivative transactions if credit risk related contingent factors were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the years ended December 31, 2013, 2012, and 2011, gains or losses related to fair value hedge ineffectiveness were not material.

The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third-party. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $2.8 million were recorded in noninterest income for the year ended December 31, 2013. There were no transaction fees related to commercial customer derivative instruments for the years ended December 31, 2012 or 2011.

Other Derivative Instruments
(Dollar amounts in thousands)

	December 31, 2013	December 31, 2012
Notional amount outstanding	$128,319	$—
Derivative asset fair value	2,235	—
Derivative liability fair value	(2,235)	—
Cash pledged to collateralize net unrealized losses with counterparties (1)	1,420	—
Fair value of assets needed to settle derivative transactions (2)	1,305	—
  (1)
  No other collateral was required to be pledged.
  (2)
  This amount represents the fair value if credit risk related contingent factors were triggered.

Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. At December 31, 2013 and 2012, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of December 31, 2013 and 2012, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2013 and 2012, the Company was not in violation of these provisions.

The Company's derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2013 and 2012. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	December 31,
	2013	2012
Commitments to extend credit:
Commercial and industrial	$897,483	$737,973
Commercial real estate	167,792	168,105
Construction	12,756	18,986
Home equity lines	270,230	258,156
Credit card lines	32,553	25,459
Overdraft protection program (1)	170,956	176,328
All other commitments	109,311	105,344

Total commitments	$1,661,081	$1,490,351

Letters of credit:
Commercial real estate	$39,275	$52,145
Construction	4,496	5,696
All other	66,682	57,996

Total letters of credit	$110,453	$115,837

Unamortized fees associated with letters of credit (2)(3)	$582	$740
Remaining weighted-average term, in months	9.83	13.20
Remaining lives, in years	0.1 to 14.7	0.1 to 11.6
Recourse on assets sold:
Unpaid principal balance of assets sold	$170,330	$50,110
Carrying value of recourse obligation (2)	162	55
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

In the event of a customer's non-performance, the Company's credit loss exposure is equal to the contractual amount of the commitments. The credit risk is essentially the same as extending loans to customers. The Company uses the same credit policies for credit commitments as its loans and minimizes exposure to credit loss through various collateral requirements.

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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. No loans were required to be repurchased during the years ended December 31, 2013 or 2012.

During 2012, the Company entered into two forward commitments with the FHLB to borrow $250 million for a five year period beginning in 2014 at a weighted average interest rate of 2.0%. The Company terminated these forward commitments during the third quarter of 2013, resulting in a gain of $7.8 million recorded as a component of noninterest income in the Consolidated Statement of Income.

Legal Proceedings

In 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit was based on the Bank's practices relating to debit card transactions, and alleged that these practices resulted in customers being assessed excessive overdraft fees. The plaintiffs sought an unspecified amount of damages and other relief, including restitution. No class was ever certified. The Bank filed a motion to dismiss the plaintiffs' complaint and, on January 23, 2013, the Circuit Court entered an order granting the Bank's motion and dismissed the complaint with prejudice. The plaintiffs appealed the Circuit Court's ruling. The plaintiffs subsequently filed a motion to dismiss their appeal, and the Appellate Court of Illinois entered an order dismissing the appeal on January 21, 2014.

There are certain other legal proceedings pending or threatened against the Company and its subsidiaries. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

21.   FAIR VALUE

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Statements of Financial Condition. Those assets and liabilities are presented below in the sections titled "Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis" and "Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis."

Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed at fair value. Refer to the "Fair Value Measurements of Other Financial Instruments" section of this footnote. Any aggregation of the estimated fair values presented in this footnote does not represent the value of the Company.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,847	$-	$-	$1,554	$-	$-
Mutual funds	15,470	-	-	12,608	-	-

Total trading securities	17,317	-	-	14,162	-	-
Securities available-for-sale:
U.S. agency securities	-	500	-	-	508	-
CMOs	-	475,768	-	-	400,383	-
Other MBSs	-	136,164	-	-	122,900	-
Municipal securities	-	461,393	-	-	520,043	-
CDOs	-	-	18,309	-	-	12,129
Corporate debt securities	-	14,929	-	-	15,339	-
Hedge fund investment	-	3,179	-	-	1,616	-
Other equity securities	44	2,439	-	43	9,442	-

Total securities available-for-sale	44	1,094,372	18,309	43	1,070,231	12,129
Mortgage servicing rights (1)	-	-	1,893	-	-	985
Derivative assets (1)	-	2,235	-	-	-	-
Liabilities:
Derivative liabilities (2)	$-	$3,707	$-	$-	$2,270	$-
  (1)
  Included in other assets in the Consolidated Statements of Financial Condition.
  (2)
  Included in other liabilities in the Consolidated Statements of Financial Condition.

The following sections describe the valuation techniques and inputs used to measure these financial assets and liabilities at fair value.

  Trading Securities

The Company's trading securities consist of diversified investment securities held in a grantor trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.

  Securities Available-for-Sale

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

 Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of December 31, 2013
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5	6
Characteristics:
Class	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,178
Fair value	4,499	480	4,233	5,351	1,626	2,120
Lowest credit rating (Moody's)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	43	55	59	59	55	77
Percent of Issuers currently performing	83.7%	80.0%	78.0%	54.2%	65.5%	68.8%
Current deferral and default percent (1)	8.7%	11.4%	11.3%	34.8%	36.1%	27.5%
Expected future deferral and default percent (2)	12.1%	12.9%	15.1%	28.2%	21.6%	14.1%
Excess subordination percent (3)	-	-	-	-	-	3.5%
Discount rate risk adjustment (4)	14.0%	15.0%	14.0%	13.0%	14.0%	12.5%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.4%	7.6%	4.8%	6.1%	5.3%	2.2%
Probability of default	18.2%	23.5%	21.7%	27.8%	38.2%	30.8%
Loss given default	88.0%	83.2%	88.9%	92.9%	92.9%	95.4%
Probability of deferral cure	50.6%	38.6%	26.3%	53.4%	39.2%	57.1%
  (1)
  Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.
  (2)
  Represents expected future deferrals and defaults, net of recoveries, as a percent of the remaining performing collateral. The probability of future defaults is derived for each Issuer based on a credit analysis. The associated assumed loss given default is based on historical default and recovery information provided by a nationally recognized credit rating agency and is assumed to be 90% for banks, 85% for insurance companies, and 100% for Issuers that have already defaulted.
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

A rollforward of the carrying value of CDOs for the three years ended December 31, 2013 is presented in the following table.

Rollforward of Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$12,129	$13,394	$14,858
Total income (loss):
OTTI included in earnings (1)	-	(2,226)	(936)
Included in other comprehensive (loss) income (2)	6,180	961	(528)

Ending balance (3)	$18,309	$12,129	$13,394

Change in unrealized losses recognized in earnings related to securities still held at end of period	$-	$(2,226)	$(936)

  (1)
  Included in net securities gains (losses) in the Consolidated Statements of Income and related to securities still held at the end of the period.
  (2)
  Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.
  (3)
  There were no purchases, issuances, or settlements of CDOs during the periods presented. One CDO with a carrying value of zero was sold during the year ended December 31, 2013, resulting in a gain of $101,000.

  Mortgage Servicing Rights

The Company services mortgage loans owned by third parties and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. Mortgage servicing rights are recorded at fair value and included in other assets in the Consolidated Statements of Financial Condition. Therefore, the Company determines the fair value of mortgage servicing rights by estimating the present value of future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2013 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

A rollforward of the carrying value of mortgage servicing rights for the three years ended December 31, 2013 is presented in the following table.

 Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$985	$929	$942
New mortgage servicing rights	1,060	347	-
Total gains (losses) included in earnings (1):
Changes in valuation inputs and assumptions	63	(72)	179
Other changes in fair value (2)	(215)	(219)	(192)

Ending balance	$1,893	$985	$929

Contractual servicing fees earned during the year (1)	$418	$209	$235
Total amount of loans being serviced for the benefit of others at the end of the year	214,458	109,730	78,594
  (1)
  Included in mortgage banking income in the Consolidated Statements of Income and relate to assets still held at the end of the year.
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

  Pension Plan Assets

Although Pension Plan assets are not consolidated in the Company's Consolidated Statements of Financial Condition, they are required to be measured at fair value on an annual basis. The fair value of Pension Plan assets is presented in the following table by level in the fair value hierarchy.

Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$23,896	$-	$23,896	$16,009	$-	$16,009
U.S. government and government agency securities	7,261	8,930	16,191	7,295	6,510	13,805
Corporate bonds	-	5,984	5,984	-	8,653	8,653
Common stocks	17,261	-	17,261	15,001	-	15,001
Common trust funds	-	11,038	11,038	-	10,033	10,033

Total pension plan assets	$48,418	$25,952	$74,370	$38,305	$25,196	$63,501

  (1)
  Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.

Mutual funds, certain U.S. government agency securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds, certain U.S. government agency, and U.S. Treasury securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified in level 2 of the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Pension Plan's year end and are classified in level 2 of the fair value hierarchy. There were no Pension Plan assets classified in level 3 of the fair value hierarchy.

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis

The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.

Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$-	$-	$16,613	$-	$-	$61,454
OREO (1)	-	-	13,347	-	-	11,956
Loans held-for-sale (2)	-	-	4,739	-	-	-
Assets held-for-sale (3)	-	-	4,027	-	-	1,668
  (1)
  Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer.
  (2)
  Included in other assets in the Consolidated Statements of Financial Condition.
  (3)
  Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

  Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% - 20%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Collateral-dependent impaired loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.

  OREO

The fair value of OREO is measured using the current appraised value of the properties. In certain circumstances, a current appraisal may not be available or may not represent an accurate measurement of the property's fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any valuation adjustments for reductions in the fair value of OREO subsequent to initial transfer are recognized in the Company's operating results in the period in which they occur.

  Loans Held-for-Sale

As of December 31, 2013, loans held-for-sale consisted of 1-4 family mortgage loans and one commercial real estate loan. These loans were transferred to the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. The Company had no loans held-for-sale as of December 31, 2012.

  Assets Held-for-Sale

Assets held-for-sale consist of former branches that are no longer in operation, which were transferred into the held-for-sale category at the lower of their fair value or their recorded investment. Based on the valuation methods used to determine the fair value of assets held-for-sale, they are classified in level 3 of the fair value hierarchy.

  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. As discussed in Note 8, "Goodwill and Other Intangible Assets," the annual impairment tests indicated no impairment existed.

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

 Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		December 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$110,417	$110,417	$149,420	$149,420
Interest-bearing deposits in other banks	2	476,824	476,824	566,846	566,846
Securities held-to-maturity	2	44,322	43,387	34,295	36,023
FHLB and Federal Reserve Bank stock	2	35,161	35,161	47,232	47,232
Net loans	3	5,628,855	5,544,146	5,288,124	5,305,286
FDIC indemnification asset	3	16,585	7,829	37,051	27,040
Investment in BOLI	3	193,167	193,167	206,405	206,405
Accrued interest receivable	3	25,735	25,735	27,535	27,535
Other interest-earning assets	3	6,550	6,809	9,923	10,640
Liabilities:
Deposits	2	$6,766,101	$6,765,404	$6,672,255	$6,674,510
Borrowed funds	2	224,342	226,839	185,984	189,074
Senior and subordinated debt	1	190,932	201,147	214,779	216,686
Accrued interest payable	2	2,400	2,400	2,884	2,884

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

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest-bearing deposits in other banks, other short-term investments, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity – The fair value of securities held-to-maturity is estimated using the present value of future cash flows of the remaining maturities of the securities.

FHLB and Federal Reserve Bank Stock – The carrying amounts approximate fair value.

Net Loans – Net loans includes loans, covered loans, and the allowance for loan and covered loan losses. The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

The fair value of the covered loan portfolio is determined by discounting the estimated cash flows at a market interest rate, which is derived from LIBOR swap rates over the life of those loans. The estimated cash flows are derived from the contractual terms of the covered loans, net of any projected credit losses. For valuation purposes, these loans are placed into groups with similar characteristics and risk factors, where appropriate. The timing and amount of credit losses for each group are estimated using historical default and loss experience, current collateral valuations, borrower credit scores, and internal risk ratings. For individually significant loans or credit relationships, the estimated fair value is determined by a specific loan level review utilizing appraised values for collateral and projections of the timing and amount of cash flows.

FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. The future cash flows are estimated by multiplying expected losses on covered loans and covered OREO by the reimbursement rates in the FDIC Agreements.

Investment in BOLI – The fair value of BOLI approximates the carrying amount as both are based on each policy's respective CSV, which is the amount the Company would receive from liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company's initial insurance premium and earnings of the underlying assets, offset by management fees.

Other Interest-Earning Assets – The fair value of other interest-earning assets is estimated using the present value of the future cash flows of the remaining maturities of the assets.

Deposits – The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

Borrowed Funds – The fair value of FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for FHLB advances of similar remaining maturities adjusted for prepayment penalties that would be incurred if the borrowings were paid off on the measurement date. The carrying amounts of securities sold under agreements to repurchase approximate their fair value due to their short-term nature.

Senior and Subordinated Debt – The fair value of senior and subordinated debt was determined using quoted market prices.

Commitments to Extend Credit and Letters of Credit – The Company estimated the fair value of lending commitments outstanding to be immaterial based on the following factors: (i) the limited interest rate exposure of the commitments outstanding due to their variable nature, (ii) the short-term nature of the commitment periods, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

22.   RELATED PARTY TRANSACTIONS

The Company, through the Bank, makes loans and has transactions with certain of its directors and executive officers. All of these loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2013 and 2012, loans to directors and executive officers totaled $27.6 million and $10.2 million, respectively, and were not greater than 5% of stockholders' equity.

23.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	December 31,
	2013	2012
Assets
Cash and interest-bearing deposits	$13,071	$20,970
Investments in and advances to subsidiaries	1,120,745	1,092,681
Goodwill	8,943	10,358
Other assets	77,948	58,132

Total assets	$1,220,707	$1,182,141

Liabilities and Stockholders' Equity
Senior and subordinated debt	$190,932	$214,779
Accrued expenses and other liabilities	28,333	26,469
Stockholders' equity	1,001,442	940,893

Total liabilities and stockholders' equity	$1,220,707	$1,182,141

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Income
Dividends from subsidiaries	$54,200	$38,000	$104,000
Interest income	1,067	619	259
Net losses on early extinguishment of debt	(1,034)	(558)	-
Securities transactions and other	37,485	1,982	(189)

Total income	91,718	40,043	104,070

Expenses
Interest expense	13,607	14,840	9,892
Salaries and employee benefits	15,198	13,232	10,865
Other expenses	5,792	5,740	4,756

Total expenses	34,597	33,812	25,513

Income before income tax (expense) benefit and equity in undistributed income (loss) of subsidiaries	57,121	6,231	78,557
Income tax (expense) benefit	(962)	13,070	10,414

Income before undistributed income (loss) of subsidiaries	56,159	19,301	88,971
Equity in undistributed income (loss) of subsidiaries	23,147	(40,355)	(52,408)

Net income (loss)	79,306	(21,054)	36,563
Preferred dividends and accretion on preferred stock	-	-	(10,776)
Net (income) loss applicable to non-vested restricted shares	(1,107)	306	(350)

Net income (loss) applicable to common shares	$78,199	$(20,748)	$25,437

 Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$79,306	$(21,054)	$36,563
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(23,147)	40,355	52,408
Depreciation of premises, furniture, and equipment	7	6	9
Net gains on sales of securities	(34,119)	-	-
Net losses on early extinguishment of debt	1,034	558	-
Share-based compensation expense	5,903	6,004	6,362
Tax (expense) benefit related to share-based compensation	(10)	170	(179)
Net decrease (increase) in other assets	1,084	(6,207)	(10,290)
Net (decrease) increase in other liabilities	(1,624)	1,366	4,618

Net cash provided by operating activities	28,434	21,198	89,491

Investing Activities
Purchases of securities available-for-sale	(46,532)	(5,811)	-
Proceeds from sales and maturities of securities available-for-sale	43,329	-	14
Proceeds from sales of premises, furniture, and equipment	-	-	103
Purchase of premises, furniture, and equipment	-	(18)	(16)
Capital injection into non-bank subsidiary	-	-	(363)

Net cash used in investing activities	(3,203)	(5,829)	(262)

Financing Activities
(Payments for retirement) proceeds from the issuance of subordinated debt	(24,094)	(37,033)	114,387
Redemption of preferred stock and related common stock warrant	-	-	(193,910)
Cash dividends paid	(7,508)	(2,977)	(12,838)
Restricted stock activity	(1,607)	(1,469)	(1,256)
Excess tax benefit (expense) related to share-based compensation	79	(21)	47

Net cash used in financing activities	(33,130)	(41,500)	(93,570)

Net decrease in cash and cash equivalents	(7,899)	(26,131)	(4,341)
Cash and cash equivalents at beginning of year	20,970	47,101	51,442

Cash and cash equivalents at end of year	$13,071	$20,970	$47,101

24.   SUBSEQUENT EVENTS

On January 21, 2014, the Company entered into a $35.0 million short-term, unsecured revolving line of credit with a correspondent bank. Interest is payable at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis. The line of credit will mature on January 20, 2015. No amount was outstanding through the date the consolidated financial statements were issued.

The Company evaluated the impact of events that occurred subsequent to December 31, 2013 through the date its consolidated financial statements were issued. Based on this evaluation, management does not believe there are any other subsequent events that occurred that would require further disclosure or adjustment to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2013 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2013, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited First Midwest Bancorp, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 3, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND
CORPORATE GOVERNANCE

The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (53)	President and Chief Executive Officer of the Company since 2008; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Kent S. Belasco (63)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2011; prior thereto, Executive Vice President and Chief Information Officer of the Bank.	2004
Victor P. Carapella (64)	Executive Vice President and Director of Commercial Banking since 2011; prior thereto, Executive Vice President and Commercial Banking Group Manager of the Bank.	2008
Nicholas J. Chulos (54)	Executive Vice President, Corporate Secretary, and General Counsel since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Paul F. Clemens (61)	Executive Vice President and Chief Financial Officer of the Company and the Bank.	2006
Robert P. Diedrich (50)	Executive Vice President and Director of Wealth Management of the Bank since 2011; prior thereto, President of the Wealth Management Division of First Midwest Bank.	2004
Caryn J. Guinta (63)	Executive Vice President and Director of Employee Resources of the Bank since 2005.	2013
James P. Hotchkiss (57)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Kimberly J. McGarry (39)	Senior Vice President and Chief Accounting Officer of the Company and Bank since 2010; prior thereto, Senior Manager in the Assurance Services practice of Ernst & Young LLP.	2013
Kevin L. Moffitt (54)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2011; prior thereto, Executive Vice President and Audit Services Director of the Company since 2009; prior thereto, Vice President and Head of Internal Audit at Nuveen Investments, Inc.	2009
Thomas M. Prame (44)	Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Mark G. Sander (55)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, since 2009; and prior thereto, leader of Commercial Banking for the Midwest Region at Bank of America.	2011
Michael C. Spitler (60)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank since 2011; prior thereto, Senior Vice President and Managing Senior Credit Officer for Fifth Third Bank; and prior thereto, Senior Vice President and Chief Credit Officer for Fifth Third Bank.	2013

The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 21, 2014 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 21, 2014 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 21, 2014 and is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2013, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders (1)	1,436,670	$32.99	2,320,656
Not approved by security holders (2)	5,241	17.69	-

Total	1,441,911	32.93	2,320,656

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

The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,241 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 21, 2014 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 21, 2014 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)   Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

Notes to the Consolidated Financial Statements.

(a)
(2)   Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)
(3)   Exhibits

See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
3.2	Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
4.1
Amended and Restated Rights Agreement dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.
4.2
First Amendment to Rights Agreement dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company's Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.
4.3
Second Amendment to Rights Agreement dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company's Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 17, 2005.
4.4
Third Amendment to Rights Agreement dated December 3, 2008, is incorporated herein by reference to Exhibit 4.4 of the Company's Amendment No. 4 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 9, 2008.
4.5
Form of Common Stock Certificate is incorporated herein by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 7, 1983.
4.6
Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
4.7
Senior Debt Indenture dated November 22, 2011, by and between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2011.
4.8
Subordinated Debt Indenture dated March 1, 2006, by and between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2006.
4.9
Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated August 21, 2009 is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
4.10
Supplemental Indenture between the Company and Wilmington Trust Company, as trustee, dated August 21, 2009 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
4.11
Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.
4.12
Form of Indemnification Agreement between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.1	Form of Senior Executive Officer Letter Agreement under the Troubled Asset Relief Plan Capital Purchase Program by and between the Company and the United States Department of the Treasury dated December 5, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
10.2
Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.3
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Addendum A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.
10.4
First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan dated May 21, 2008 is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.5
Restated First Midwest Bancorp, Inc. Nonqualified Stock Option-Gain Deferral Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.6
Restated First Midwest Bancorp, Inc. Deferred Compensation Plan for Non-employee Directors effective January 1, 2008, is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.7
Restated First Midwest Bancorp, Inc. Nonqualified Retirement Plan effective January 1, 2008, is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.8
Form of Non-Employee Director Restricted Stock Award Agreement between the Company and non-employee directors of the Company pursuant to the First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on May 28, 2008.
10.9
Form of Nonqualified Stock Option Award Agreement between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Non-Employee Directors Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 12, 2008.
10.10
Form of Nonqualified Stock Option Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.
10.11	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
10.12	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
10.13
Form of Troubled Asset Relief Plan Compliant Restricted Share Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.14
Form of Indemnification Agreement between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.
10.15
Employment Agreement between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.16	Employment Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.17
Employment Agreement between the Company and its Retail Banking Director is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.18
Form of Class II Employment Agreement between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.19
Form of Class III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.20
Form of Tier II Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.21
Form of Tier III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.22
Form of Commission Tier III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.23
Form of Amendment to the Employment Agreement between the Company and its Chief Executive Officer and to the Class II Employment Agreements between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.24
Amendment to the Employment Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.25
Form of Confidentiality and Restrictive Covenants Agreement between the Company and its Chief Executive Officer and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.26
Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.27
Form of Restricted Stock Unit grant between the Company and certain retirement-eligible officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
10.28
Nonqualified Stock Option Letter Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
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

10.31	Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.32
Loan Agreement between the Company and U.S. Bank National Association dated January 21, 2014 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.
10.33
First Midwest Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2008 is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.34	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 13 of the Company's Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" on Form 10-K for the year ended December 31, 2013.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1
Code of Ethics and Standards of Conduct of the Company is incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
14.2
Code of Ethics for Senior Financial Officers of the Company is incorporated herein by reference to Exhibit 14.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
32.1 (1)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
32.2 (1)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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

March 3, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 3, 2014.

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