Form 10-Q
period 2014-03-31
FIRST MIDWEST BANCORP INC
filed 2014-05-12
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

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

As of May 9, 2014, there were 75,268,510 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Cash and due from banks	$198,544	$110,417
Interest-bearing deposits in other banks	393,768	476,824
Trading securities, at fair value	17,774	17,317
Securities available-for-sale, at fair value	1,080,750	1,112,725
Securities held-to-maturity, at amortized cost	43,251	44,322
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	35,161	35,161
Loans, excluding covered loans	5,693,090	5,580,005
Covered loans	122,387	134,355
Allowance for loan and covered loan losses	(80,632)	(85,505)
Net loans	5,734,845	5,628,855
Other real estate owned (“OREO”), excluding covered OREO	30,026	32,473
Covered OREO	7,355	8,863
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	15,537	16,585
Premises, furniture, and equipment	119,219	120,204
Investment in bank-owned life insurance (“BOLI”)	193,673	193,167
Goodwill and other intangible assets	275,605	276,366
Accrued interest receivable and other assets	183,011	180,128
Total assets	$8,328,519	$8,253,407
Liabilities
Noninterest-bearing deposits	$1,961,371	$1,911,602
Interest-bearing deposits	4,855,386	4,854,499
Total deposits	6,816,757	6,766,101
Borrowed funds	223,699	224,342
Senior and subordinated debt	190,964	190,932
Accrued interest payable and other liabilities	76,674	70,590
Total liabilities	7,308,094	7,251,965
Stockholders’ Equity
Common stock	858	858
Additional paid-in capital	406,009	414,293
Retained earnings	866,132	853,740
Accumulated other comprehensive loss, net of tax	(19,772)	(26,792)
Treasury stock, at cost	(232,802)	(240,657)
Total stockholders’ equity	1,020,425	1,001,442
Total liabilities and stockholders’ equity	$8,328,519	$8,253,407
Per Common Share Data
Par Value	$0.01	$0.01
Shares authorized	100,000	100,000
Shares issued	85,787	85,787
Shares outstanding	75,266	75,071
Treasury shares	10,521	10,716
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Interest Income
Loans, excluding covered loans	$59,002	$59,431
Covered loans	1,938	3,449
Investment securities	8,005	7,356
Other short-term investments	745	809
Total interest income	69,690	71,045
Interest Expense
Deposits	2,597	3,320
Borrowed funds	383	442
Senior and subordinated debt	3,015	3,435
Total interest expense	5,995	7,197
Net interest income	63,695	63,848
Provision for loan and covered loan losses	1,441	5,674
Net interest income after provision for loan and covered loan losses	62,254	58,174
Noninterest Income
Service charges on deposit accounts	8,020	8,677
Wealth management fees	6,457	5,839
Card-based fees	5,335	5,076
Mortgage banking income	1,115	1,966
Other service charges, commissions, and fees	4,122	4,200
Net securities gains	1,073	—
Other income	1,128	1,817
Total noninterest income	27,250	27,575
Noninterest Expense
Salaries and employee benefits	33,491	36,569
Net occupancy and equipment expense	9,391	8,147
Professional services	5,389	5,218
Technology and related costs	3,074	2,483
Net OREO expense	1,556	1,799
Other expenses	10,767	10,598
Total noninterest expense	63,668	64,814
Income before income tax expense	25,836	20,935
Income tax expense	8,172	6,293
Net income	17,664	14,642
Net income applicable to non-vested restricted shares	(225)	(212)
Net income applicable to common shares	$17,439	$14,430
Per Common Share Data
Basic earnings per common share	$0.24	$0.20
Diluted earnings per common share	$0.24	$0.20
Dividends declared per common share	$0.07	$0.01
Weighted-average common shares outstanding	74,147	73,867
Weighted-average diluted common shares outstanding	74,159	73,874
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Net income	$17,664	$14,642
Securities available-for-sale
Unrealized holding gains (losses):
Before tax	12,690	(2,016)
Tax effect	(5,036)	787
Net of tax	7,654	(1,229)
Reclassification of net gains included in net income:
Before tax	1,073	—
Tax effect	(439)	—
Net of tax	634	—
Net unrealized holding gains (losses)	7,020	(1,229)
Total other comprehensive income (loss)	7,020	(1,229)
Total comprehensive income	$24,684	$13,413

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,115	$(16,775)	$(15,660)
Other comprehensive loss	(1,229)	—	(1,229)
Balance at March 31, 2013	$(114)	$(16,775)	$(16,889)
Balance at December 31, 2013	$(20,419)	$(6,373)	$(26,792)
Other comprehensive income	7,020	—	7,020
Balance at March 31, 2014	$(13,399)	$(6,373)	$(19,772)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2012	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income (loss)	—	—	—	14,642	(1,229)	—	13,413
Common dividends declared ($0.01 per common share)	—	—	—	(752)	—	—	(752)
Share-based compensation expense	—	—	1,341	—	—	—	1,341
Restricted stock activity	256	—	(10,567)	—	—	9,135	(1,432)
Treasury stock (purchased for) issued to benefit plans	(1)	—	(15)	—	—	3	(12)
Balance at March 31, 2013	75,095	$858	$409,077	$800,343	$(16,889)	$(239,938)	$953,451
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	17,664	7,020	—	24,684
Common dividends declared ($0.07 per common share)	—	—	—	(5,272)	—	—	(5,272)
Share-based compensation expense	—	—	1,476	—	—	—	1,476
Restricted stock activity	195	—	(9,717)	—	—	7,742	(1,975)
Treasury stock (purchased for) issued to benefit plans	—	—	(43)	—	—	113	70
Balance at March 31, 2014	75,266	$858	$406,009	$866,132	$(19,772)	$(232,802)	$1,020,425

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Net cash provided by operating activities	$21,541	$27,993
Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	47,810	63,724
Proceeds from sales of securities available-for-sale	1,698	—
Purchases of securities available-for-sale	(6,142)	(232,730)
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	1,924	3,380
Purchases of securities held-to-maturity	(853)	(528)
Net (increase) decrease in loans	(107,700)	22,176
BOLI income, net of claims	(16)	(20)
Proceeds from sales of OREO	5,865	3,493
Proceeds from sales of premises, furniture, and equipment	18	1,425
Purchases of premises, furniture, and equipment	(1,954)	(985)
Net cash used in investing activities	(59,350)	(140,065)
Financing Activities
Net increase (decrease) in deposit accounts	50,656	(71,460)
Net (decrease) increase in borrowed funds	(643)	22,870
Cash dividends paid	(5,258)	(749)
Restricted stock activity	(2,653)	(1,564)
Excess tax benefit related to share-based compensation	778	25
Net cash provided by (used in) financing activities	42,880	(50,878)
Net increase (decrease) in cash and cash equivalents	5,071	(162,950)
Cash and cash equivalents at beginning of period	587,241	716,266
Cash and cash equivalents at end of period	$592,312	$553,316

Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$2,993	$(5,497)
Interest paid to depositors and creditors	3,142	4,038
Dividends declared, but unpaid	5,272	752
Non-cash transfers of loans to OREO	2,562	5,966

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The accompanying quarterly statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K (“2013 10-K”). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and are not included in the condensed consolidated financial statements.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

The accounting policies related to loans, the allowance for credit losses, the FDIC indemnification asset, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2013 10-K.

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

Purchased Impaired Loans – Purchased impaired loans include acquired loans that had evidence of credit deterioration since origination and it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations included past performance of the failed institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Lease and revolving loans do not qualify to be accounted for as purchased impaired loans. Purchased impaired loans are recorded at fair value on the acquisition date, and are accounted for prospectively based on estimates of expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent increases in cash flows are recognized as interest income prospectively. The present value of any decreases in expected cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or establishing an allowance for loan and covered loan losses.

Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.

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

For effective fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss and is reclassified to earnings when the hedged transaction is reflected in earnings.

Ineffectiveness is calculated based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument. For all types of hedges, any ineffectiveness in the hedging relationship is recognized in earnings during the period the ineffectiveness occurs.

2.  RECENT ACCOUNTING PRONOUNCEMENTS
Income Taxes: In January of 2014, the FASB issued guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or, if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2013, and must be applied prospectively. The adoption of this guidance on January 1, 2014 did not impact the Company's financial condition, results of operations, or liquidity.
Receivables - Troubled Debt Restructurings by Creditors: In January of 2014, the FASB issued guidance to clarify when an in substance repossession or foreclosure occurs and an entity is considered to have received physical possession of the residential real estate property such that a loan receivable should be derecognized and the real estate property recognized. Additionally, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the entity and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for annual and interim periods beginning after December 15, 2014 and can be applied retrospectively or prospectively. Management does not expect the adoption of this guidance to materially impact the Company's financial condition, results of operations, or liquidity.

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

A summary of the Company's securities portfolio by category and maturity is presented in the following tables.

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$500	$—	$—	$500	$500	$—	$—	$500
Collateralized mortgage obligations (“CMOs”)	470,265	1,544	(12,348)	459,461	490,962	1,427	(16,621)	475,768
Other mortgage-backed securities (“MBSs”)	128,733	3,744	(1,572)	130,905	135,097	3,349	(2,282)	136,164
Municipal securities	441,171	11,005	(3,333)	448,843	457,318	9,673	(5,598)	461,393
Trust preferred collateralized debt obligations (“CDOs”)	46,532	—	(24,866)	21,666	46,532	—	(28,223)	18,309
Corporate debt securities	12,997	1,997	—	14,994	12,999	1,930	—	14,929
Equity securities:
Hedge fund investment	597	1,039	—	1,636	1,208	1,971	—	3,179
Other equity securities	2,727	95	(77)	2,745	2,498	75	(90)	2,483
Total equity securities	3,324	1,134	(77)	4,381	3,706	2,046	(90)	5,662
Total available- for-sale securities	$1,103,522	$19,424	$(42,196)	$1,080,750	$1,147,114	$18,425	$(52,814)	$1,112,725
Securities Held-to-Maturity
Municipal securities	$43,251	$—	$(677)	$42,574	$44,322	$—	$(935)	$43,387
Trading Securities				$17,774				$17,317

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$34,285	$33,245	$3,609	$3,552
After one year to five years	132,257	128,247	10,045	9,888
After five years to ten years	167,497	162,418	7,796	7,674
After ten years	167,161	162,093	21,801	21,460
Securities that do not have a single contractual maturity date	602,322	594,747	—	—
Total	$1,103,522	$1,080,750	$43,251	$42,574

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $675.5 million at March 31, 2014 and $755.3 million at December 31, 2013. No securities held-to-maturity were pledged as of March 31, 2014 or December 31, 2013.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. The following table presents net realized gains on securities.

Securities Gains
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Gains on sales of securities:
Gross realized gains	$1,101	$—
Gross realized losses	—	—
Net realized gains on securities sales	1,101	—
Non-cash impairment charges:
OTTI	(28)	—
Portion of OTTI recognized in other comprehensive loss	—	—
Net non-cash impairment charges	(28)	—
Net realized gains	$1,073	$—
Net trading gains (1)	$191	$1,036

(1)	All net trading gains relate to trading securities still held as of March 31, 2014 and March 31, 2013 and are included in other income in the Condensed Consolidated Statement of Income.

The non-cash impairment charges in the table above relate to OTTI charges on certain CMOs. Accounting guidance requires that the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive income (loss).

The following table presents the cumulative amount of OTTI on CDOs related to credit deterioration recognized by year in earnings.

OTTI on CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
Number	2014	2013	Life-to-Date
1	$—	$—	$10,360
2	—	—	9,402
3	—	—	2,262
4	—	—	1,078
5	—	—	8,570
6	—	—	243
7	—	—	6,750
	$—	$—	$38,665

In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate and compared to the fair values computed by discounting future projected cash flows at the London Interbank Offered Rate (“LIBOR”) plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors.

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters ended March 31, 2014 and 2013.

Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Beginning balance	$32,422	$38,803
OTTI included in earnings (1):
Losses on securities that previously had OTTI	28	—
Losses on securities that did not previously have OTTI	—	—
Reduction for securities sales	—	—
Ending balance	$32,450	$38,803

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2014 and December 31, 2013.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2014
CMOs	60	$276,580	$8,693	$93,180	$3,655	$369,760	$12,348
Other MBSs	12	17,602	298	29,461	1,274	47,063	1,572
Municipal securities	137	30,970	540	53,560	2,793	84,530	3,333
CDOs	6	—	—	21,666	24,866	21,666	24,866
Equity securities	1	2,192	77	—	—	2,192	77
Total	216	$327,344	$9,608	$197,867	$32,588	$525,211	$42,196
As of December 31, 2013
CMOs	67	$338,064	$14,288	$57,269	$2,333	$395,333	$16,621
Other MBSs	19	57,311	2,281	356	1	57,667	2,282
Municipal securities	154	65,370	3,245	27,565	2,353	92,935	5,598
CDOs	6	—	—	18,309	28,223	18,309	28,223
Equity securities	1	2,168	90	—	—	2,168	90
Total	247	$462,913	$19,904	$103,499	$32,910	$566,412	$52,814

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of March 31, 2014 represents an OTTI related to credit deterioration. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of March 31, 2014 reflect the illiquidity of these structured investment vehicles. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. The Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 11, “Fair Value."

4.  LOANS

Loans Held-for-Investment

The following table presents the Company's loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013
Commercial and industrial	$1,917,396	$1,830,638
Agricultural	321,343	321,702
Commercial real estate:
Office, retail, and industrial	1,348,094	1,353,685
Multi-family	337,332	332,873
Construction	181,012	186,197
Other commercial real estate	822,934	807,071
Total commercial real estate	2,689,372	2,679,826
Total corporate loans	4,928,111	4,832,166
Home equity	475,103	427,020
1-4 family mortgages	240,561	275,992
Installment	49,315	44,827
Total consumer loans	764,979	747,839
Total loans, excluding covered loans	5,693,090	5,580,005
Covered loans (1)	122,387	134,355
Total loans	$5,815,477	$5,714,360
Deferred loan fees included in total loans	$4,244	$4,656
Overdrawn demand deposits included in total loans	3,843	5,047

(1)	For information on covered loans, refer to Note 5, “Acquired Loans.”

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 4, “Loans,” in the Company’s 2013 10-K.

Mortgage Loan Sales

During the quarter ended March 31, 2014, a gain of $1.1 million was recognized on the sale of $50.8 million of mortgage loans, of which $15.5 million were originated with the intent to sell. For the quarter ended March 31, 2013, a gain of $2.0 million was recognized on $54.0 million of mortgage loans sold, none of which were originated with the intent to sell. The Company retained servicing responsibilities for a portion of the sold mortgages and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 10, “Commitments, Guarantees, and Contingent Liabilities.”

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

Acquired Loans
(Dollar amounts in thousands)

	March 31, 2014				December 31, 2013
	Covered		Non-Covered	Total	Covered		Non-Covered	Total
Purchased impaired loans	$92,621	(1)	$15,341	$107,962	$103,525	(1)	$15,608	$119,133
Other loans (2)	29,766		14,512	44,278	30,830		17,024	47,854
Total acquired loans	$122,387		$29,853	$152,240	$134,355		$32,632	$166,987

(1)
At acquisition, the Company made an election to account for certain covered loans as purchased impaired loans. These loans totaled $23.3 million at March 31, 2014 and $24.6 million at December 31, 2013.

(2)	These loans did not meet the criteria to be accounted for as purchased impaired loans.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of March 31, 2014 and December 31, 2013.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Beginning balance	$16,585	$37,051
Amortization	(1,316)	(1,324)
Change in expected reimbursements from the FDIC for changes in expected credit losses	1,161	(942)
Payments received from the FDIC	(893)	(5,827)
Ending balance	$15,537	$28,958

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Beginning balance	$36,792	$51,498
Accretion	(3,510)	(3,886)
Other (1)	(1,272)	(2,080)
Ending balance	$32,010	$45,532

(1)	Decreases result from the resolution of certain loans occurring earlier than anticipated.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of March 31, 2014 and December 31, 2013. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
March 31, 2014
Commercial and industrial	$1,904,512	$3,564	$9,320	$12,884	$1,917,396	$8,559	$2,163
Agricultural	320,999	11	333	344	321,343	364	—
Commercial real estate:
Office, retail, and industrial	1,324,347	9,946	13,801	23,747	1,348,094	24,968	—
Multi-family	334,348	1,568	1,416	2,984	337,332	2,181	—
Construction	175,742	75	5,195	5,270	181,012	5,297	—
Other commercial real estate	813,336	2,005	7,593	9,598	822,934	9,049	588
Total commercial real estate	2,647,773	13,594	28,005	41,599	2,689,372	41,495	588
Total corporate loans	4,873,284	17,169	37,658	54,827	4,928,111	50,418	2,751
Home equity	463,933	3,944	7,226	11,170	475,103	6,720	1,589
1-4 family mortgages	234,003	1,776	4,782	6,558	240,561	5,014	505
Installment	46,959	173	2,183	2,356	49,315	2,065	128
Total consumer loans	744,895	5,893	14,191	20,084	764,979	13,799	2,222
Total loans, excluding covered loans	5,618,179	23,062	51,849	74,911	5,693,090	64,217	4,973
Covered loans	88,336	2,479	31,572	34,051	122,387	18,004	14,691
Total loans	$5,706,515	$25,541	$83,421	$108,962	$5,815,477	$82,221	$19,664
December 31, 2013
Commercial and industrial	$1,814,660	$6,872	$9,106	$15,978	$1,830,638	$11,767	$393
Agricultural	321,156	134	412	546	321,702	519	—
Commercial real estate:
Office, retail, and industrial	1,335,027	2,620	16,038	18,658	1,353,685	17,076	1,315
Multi-family	330,960	318	1,595	1,913	332,873	1,848	—
Construction	180,083	23	6,091	6,114	186,197	6,297	—
Other commercial real estate	795,462	5,365	6,244	11,609	807,071	8,153	258
Total commercial real estate	2,641,532	8,326	29,968	38,294	2,679,826	33,374	1,573
Total corporate loans	4,777,348	15,332	39,486	54,818	4,832,166	45,660	1,966
Home equity	415,791	4,830	6,399	11,229	427,020	6,864	1,102
1-4 family mortgages	268,912	2,046	5,034	7,080	275,992	5,198	548
Installment	42,350	330	2,147	2,477	44,827	2,076	92
Total consumer loans	727,053	7,206	13,580	20,786	747,839	14,138	1,742
Total loans, excluding covered loans	5,504,401	22,538	53,066	75,604	5,580,005	59,798	3,708
Covered loans	94,211	2,232	37,912	40,144	134,355	20,942	18,081
Total loans	$5,598,612	$24,770	$90,978	$115,748	$5,714,360	$80,740	$21,789

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2014 and 2013 is presented in the table below.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended March 31, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(3,680)	(1,083)	(90)	(661)	(1,771)	(2,028)	(245)	—	(9,558)
Recoveries	2,160	58	1	158	144	138	585	—	3,244
Net charge-offs	(1,520)	(1,025)	(89)	(503)	(1,627)	(1,890)	340	—	(6,314)
Provision for loan and covered loan losses and other	(1,569)	3,726	40	(157)	46	825	(1,470)	—	1,441
Ending balance	$27,292	$13,106	$1,968	$5,656	$9,236	$11,945	$11,429	$1,616	$82,248
Quarter ended March 31, 2013
Beginning balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812
Charge-offs	(3,175)	(1,262)	(165)	(565)	(2,535)	(2,364)	(706)	—	(10,772)
Recoveries	2,089	2	5	2	1,030	107	8	—	3,243
Net charge-offs	(1,086)	(1,260)	(160)	(563)	(1,505)	(2,257)	(698)	—	(7,529)
Provision for loan and covered loan losses and other	869	523	289	650	1,088	1,392	863	(500)	5,174
Ending balance	$36,544	$10,695	$3,704	$9,310	$13,114	$11,997	$12,227	$2,866	$100,457

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total
March 31, 2014
Commercial, industrial, and agricultural	$7,436	$2,229,820	$1,483	$2,238,739	$2,601	$24,691	$—	$27,292
Commercial real estate:
Office, retail, and industrial	24,590	1,323,504	—	1,348,094	3,723	9,383	—	13,106
Multi-family	1,678	335,518	136	337,332	22	1,946	—	1,968
Construction	4,851	176,161	—	181,012	242	5,414	—	5,656
Other commercial real estate	7,037	811,778	4,119	822,934	697	8,539	—	9,236
Total commercial real estate	38,156	2,646,961	4,255	2,689,372	4,684	25,282	—	29,966
Total corporate loans	45,592	4,876,781	5,738	4,928,111	7,285	49,973	—	57,258
Consumer	—	755,376	9,603	764,979	—	11,945	—	11,945
Total loans, excluding covered loans	45,592	5,632,157	15,341	5,693,090	7,285	61,918	—	69,203
Covered loans:
Purchased impaired loans	—	—	92,621	92,621	—	—	10,762	10,762
Other loans	—	29,766	—	29,766	—	667	—	667
Total covered loans	—	29,766	92,621	122,387	—	667	10,762	11,429
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$45,592	$5,661,923	$107,962	$5,815,477	$7,285	$64,201	$10,762	$82,248
December 31, 2013
Commercial, industrial, and agricultural	$13,178	$2,137,440	$1,722	$2,152,340	$4,046	$26,335	$—	$30,381
Commercial real estate:
Office, retail, and industrial	26,348	1,327,337	—	1,353,685	214	10,191	—	10,405
Multi-family	1,296	331,445	132	332,873	18	1,999	—	2,017
Construction	5,712	180,485	—	186,197	178	6,138	—	6,316
Other commercial real estate	9,298	793,703	4,070	807,071	704	10,113	—	10,817
Total commercial real estate	42,654	2,632,970	4,202	2,679,826	1,114	28,441	—	29,555
Total corporate loans	55,832	4,770,410	5,924	4,832,166	5,160	54,776	—	59,936
Consumer	—	738,155	9,684	747,839	—	13,010	—	13,010
Total loans, excluding covered loans	55,832	5,508,565	15,608	5,580,005	5,160	67,786	—	72,946
Covered loans:
Purchased impaired loans	—	—	103,525	103,525	—	—	11,857	11,857
Other loans	—	30,830	—	30,830	—	702	—	702
Total covered loans	—	30,830	103,525	134,355	—	702	11,857	12,559
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$55,832	$5,539,395	$119,133	$5,714,360	$5,160	$70,104	$11,857	$87,121

Loans Individually Evaluated for Impairment

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2014 and December 31, 2013. Purchased impaired loans are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	March 31, 2014				December 31, 2013
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$6,340	$1,096	$18,279	$2,601	$10,047	$3,131	$25,887	$4,046
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	15,917	8,673	35,303	3,723	23,872	2,476	35,868	214
Multi-family	1,161	517	1,678	22	1,098	198	1,621	18
Construction	3,726	1,125	6,121	242	4,586	1,126	10,037	178
Other commercial real estate	5,114	1,923	8,887	697	7,553	1,745	11,335	704
Total commercial real estate	25,918	12,238	51,989	4,684	37,109	5,545	58,861	1,114
Total impaired loans individually evaluated for impairment	$32,258	$13,334	$70,268	$7,285	$47,156	$8,676	$84,748	$5,160

The average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2014 and 2013 is presented in the following table.

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$10,307	$118	$26,937	$2
Agricultural	—	—	1,048	—
Commercial real estate:
Office, retail, and industrial	25,469	141	24,275	4
Multi-family	1,487	—	1,534	—
Construction	5,282	—	5,536	—
Other commercial real estate	8,168	8	16,109	3
Total commercial real estate	40,406	149	47,454	7
Total impaired loans	$50,713	$267	$75,439	$9

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of March 31, 2014 and December 31, 2013.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total

March 31, 2014
Commercial and industrial	$1,864,453	$30,602	$13,782	$8,559	$1,917,396
Agricultural	320,686	293	—	364	321,343
Commercial real estate:
Office, retail, and industrial	1,268,765	29,744	24,617	24,968	1,348,094
Multi-family	331,054	3,198	899	2,181	337,332
Construction	149,854	8,810	17,051	5,297	181,012
Other commercial real estate	780,456	13,551	19,878	9,049	822,934
Total commercial real estate	2,530,129	55,303	62,445	41,495	2,689,372
Total corporate loans	$4,715,268	$86,198	$76,227	$50,418	$4,928,111
December 31, 2013
Commercial and industrial	$1,780,194	$23,806	$14,871	$11,767	$1,830,638
Agricultural	320,839	344	—	519	321,702
Commercial real estate:
Office, retail, and industrial	1,284,394	28,677	23,538	17,076	1,353,685
Multi-family	326,901	3,214	910	1,848	332,873
Construction	153,949	8,309	17,642	6,297	186,197
Other commercial real estate	761,465	14,877	22,576	8,153	807,071
Total commercial real estate	2,526,709	55,077	64,666	33,374	2,679,826
Total corporate loans	$4,627,742	$79,227	$79,537	$45,660	$4,832,166

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $2.4 million as of March 31, 2014 and $2.8 million as of December 31, 2013.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
March 31, 2014
Home equity	$468,383	$6,720	$475,103
1-4 family mortgages	235,547	5,014	240,561
Installment	47,250	2,065	49,315
Total consumer loans	$751,180	$13,799	$764,979
December 31, 2013
Home equity	$420,156	$6,864	$427,020
1-4 family mortgages	270,794	5,198	275,992
Installment	42,751	2,076	44,827
Total consumer loans	$733,701	$14,138	$747,839

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2014 and December 31, 2013. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2014			As of December 31, 2013
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$2,721	$282	$3,003	$6,538	$2,121	$8,659
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	566	—	566	10,271	—	10,271
Multi-family	1,029	248	1,277	1,038	253	1,291
Construction	—	—	—	—	—	—
Other commercial real estate	398	191	589	4,326	291	4,617
Total commercial real estate	1,993	439	2,432	15,635	544	16,179
Total corporate loans	4,714	721	5,435	22,173	2,665	24,838
Home equity	783	505	1,288	787	512	1,299
1-4 family mortgages	804	694	1,498	810	906	1,716
Installment	—	—	—	—	—	—
Total consumer loans	1,587	1,199	2,786	1,597	1,418	3,015
Total loans	$6,301	$1,920	$8,221	$23,770	$4,083	$27,853

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of March 31, 2014 and there were $2.0 million in specific reserves related to TDRs as of December 31, 2013.

During the quarter ended March 31, 2014, no loans were restructured. The following table presents a summary of loans that were restructured during the quarter ended March 31, 2013.

Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended March 31, 2013
Commercial and industrial	2	$716	$—	$2	$—	$718
Office, retail, and industrial	1	215	30	—	—	245
Construction	2	508	—	—	—	508
1-4 family mortgages	1	132	—	4	—	136
Total TDRs restructured during the period	6	$1,571	$30	$6	$—	$1,607

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters ended March 31, 2014 and 2013 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	2	$125	1	$350
Other commercial real estate	—	—	2	156
Total	2	$125	3	$506

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2014 and 2013 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Accruing
Beginning balance	$23,770	$6,867
Additions	—	1,435
Net payments received	(460)	(29)
Returned to performing status	(18,821)	(5,037)
Net transfers from non-accrual	1,812	(649)
Ending balance	6,301	2,587
Non-accrual
Beginning balance	4,083	10,924
Additions	—	172
Net payments received	(134)	(495)
Charge-offs	(34)	(803)
Transfers to OREO	(183)	(42)
Loans sold	—	—
Net transfers to accruing	(1,812)	649
Ending balance	1,920	10,405
Total TDRs	$8,221	$12,992

For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. TDRs that were returned to performing status totaled $18.8 million and $5.0 million for the quarters ended March 31, 2014 and 2013, respectively. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.

There were no commitments to lend additional funds to borrowers with TDRs as of March 31, 2014, and there were $180,000 in commitments as of December 31, 2013.

7. EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted earnings per share.

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Net income	$17,664	$14,642
Net income applicable to non-vested restricted shares	(225)	(212)
Net income applicable to common shares	$17,439	$14,430
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	74,147	73,867
Dilutive effect of common stock equivalents	12	7
Weighted-average diluted common shares outstanding	74,159	73,874
Basic earnings per common share	$0.24	$0.20
Diluted earnings per common share	$0.24	$0.20
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,316	1,594

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

8.  INCOME TAXES

The following table presents income tax expense and the effective income tax rate for the quarters ended March 31, 2014 and 2013.

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Income before income tax expense	$25,836	$20,935
Income tax expense:
Federal income tax expense	$6,278	$4,360
State income tax expense	1,894	1,933
Total income tax expense	$8,172	$6,293
Effective income tax rate	31.6%	30.1%

Federal income tax expense and the related effective income tax rate are influenced primarily by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income and state income taxes. State income tax expense and the related effective income tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $8.2 million for the first quarter of 2014 compared to $6.3 million for the same period in 2013 primarily as a result of higher levels of income subject to tax at statutory rates in 2014.

The increase in the effective income tax rate of 31.6% for the first quarter of 2014 compared to 30.1% for the same period in 2013 was driven by lower tax-exempt income in relation to pre-tax income.

The Company’s accounting policies for income taxes are included in Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Income Taxes,” in the Company’s 2013 10-K.

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

Fair Value Hedges
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013
Notional amount outstanding	$14,492	$14,730
Derivative liability fair value	(1,356)	(1,472)
Weighted-average interest rate received	2.07%	2.08%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	3.51	3.76
Cash pledged to collateralize net unrealized losses with counterparties (1)	$1,583	$1,583
Fair value of assets needed to settle derivative transactions (2)	1,385	1,502

(1)	No other collateral was required to be pledged.

(2)	This amount represents the fair value of assets needed to settle derivative transactions if credit risk related contingent features were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters ended March 31, 2014 and 2013, gains or losses relating to fair value hedge ineffectiveness were not material.

The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third-party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $204 thousand and $522 thousand were recorded in noninterest income for the quarters ended March 31, 2014 and 2013, respectively.

Other Derivative Instruments
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013
Notional amount outstanding	$160,211	$128,319
Derivative asset fair value	3,462	2,235
Derivative liability fair value	(3,462)	(2,235)
Cash pledged to collateralize net unrealized losses with counterparties (1)	2,410	1,420
Fair value of assets needed to settle derivative transactions (2)	5,287	1,305

(1)	No other collateral was required to be pledged.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.

Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At March 31, 2014 and December 31, 2013, these collateral agreements covered 100% of the fair value of the Company’s outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of March 31, 2014 and December 31, 2013, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2014 and December 31, 2013, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of March 31, 2014 or December 31, 2013. The Company does not enter into derivative transactions for purely speculative purposes.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013
Commitments to extend credit:
Commercial and industrial	$1,010,276	$1,020,617
Agricultural	61,960	56,584
Commercial real estate	145,347	133,867
Home equity	274,639	268,311
Installment	11,109	10,746
Overdraft protection program (1)	170,721	170,956
Total commitments	$1,674,052	$1,661,081
Letters of credit:
Commercial and industrial	$67,851	$64,015
Agricultural	1,344	1,581
Commercial real estate	39,230	43,771
Consumer	1,028	1,086
Total letters of credit	$109,453	$110,453
Unamortized fees associated with letters of credit (2)(3)	$563	$582
Remaining weighted-average term, in months	8.45	9.83
Remaining lives, in years	0.1 to 14.5	0.1 to 14.7
Recourse on assets sold:
Unpaid principal balance of loans sold	$174,348	$170,330
Carrying value of recourse obligation (2)	159	162

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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2014 and 2013.

Legal Proceedings

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

11.  FAIR VALUE
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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,415	$—	$—	$1,847	$—	$—
Mutual funds	16,359	—	—	15,470	—	—
Total trading securities	17,774	—	—	17,317	—	—
Securities available-for-sale:
U.S. agency securities	—	500	—	—	500	—
CMOs	—	459,461	—	—	475,768	—
Other MBSs	—	130,905	—	—	136,164	—
Municipal securities	—	448,843	—	—	461,393	—
CDOs	—	—	21,666	—	—	18,309
Corporate debt securities	—	14,994	—	—	14,929	—
Hedge fund investment	—	1,636	—	—	3,179	—
Other equity securities	43	2,702	—	44	2,439	—
Total securities available-for-sale	43	1,059,041	21,666	44	1,094,372	18,309
Mortgage servicing rights (1)	—	—	1,954	—	—	1,893
Derivative assets (1)	—	3,462	—	—	2,235	—
Liabilities:
Derivative liabilities (2)	$—	$4,818	$—	$—	$3,707	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of March 31, 2014
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5	6
Characteristics:
Class	C-1	C-1	C-1	B1	C	C
Original par	$17,500	$15,000	$15,000	$15,000	$10,000	$6,500
Amortized cost	7,140	5,598	12,377	13,922	1,317	6,178
Fair value	5,002	636	4,666	5,883	3,134	2,345
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	C	Ca
Number of underlying Issuers	43	55	57	59	55	76
Percent of Issuers currently performing	83.7%	80.0%	77.2%	54.2%	69.1%	69.7%
Current deferral and default percent (1)	8.7%	11.4%	11.3%	34.8%	32.4%	27.1%
Expected future deferral and default percent (2)	11.9%	12.6%	15.8%	24.2%	16.2%	11.3%
Excess subordination percent (3)	—%	—%	—%	—%	—%	3.6%
Discount rate risk adjustment (4)	12.5%	14.3%	13.3%	11.8%	13.3%	12.3%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.3%	7.5%	4.5%	6.0%	5.3%	3.5%
Probability of default	18.1%	23.2%	21.2%	24.9%	35.1%	29.2%
Loss given default	88.0%	83.5%	89.0%	93.2%	93.1%	96.0%
Probability of deferral cure	32.9%	20.2%	29.5%	56.3%	37.3%	34.8%

(1)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.

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

A rollforward of the carrying value of CDOs for the quarters ended March 31, 2014 and 2013 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Beginning balance	$18,309	$12,129
Change in other comprehensive income (loss) (1)	3,357	795
Ending balance (2)	$21,666	$12,924
Change in unrealized losses recognized in earnings related to securities still held at end of period	$—	$—

(1)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.

(2)	There were no purchases, issuances, or settlements of CDOs during the periods presented.

Mortgage Servicing Rights

The Company services loans for others totaling $216.4 million as of March 31, 2014 and $214.5 million as of December 31, 2013. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 21, “Fair Value,” in the Company’s 2013 10-K.

Derivative Assets and Derivative Liabilities
The Company enters into interest rate swaps and derivative transactions with commercial customers. These derivative transactions are executed in the dealer market, and pricing is based on market quotes obtained from the counterparties. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price.

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$22,583	$—	$—	$13,103
OREO (2)	—	—	7,317	—	—	13,347
Assets held-for-sale (3)	—	—	3,985	—	—	4,027

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Collateral-Dependent Impaired Loans

Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% to 20%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

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
Assets Held-for-Sale
Assets held-for-sale consist of former branches that are no longer in operation, which were transferred into the held-for-sale category at the lower of their fair value as determined by a current appraisal or their recorded investment. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value

For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.

Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$198,544	$198,544	$110,417	$110,417
Interest-bearing deposits in other banks	2	393,768	393,768	476,824	476,824
Securities held-to-maturity	2	43,251	42,574	44,322	43,387
FHLB and Federal Reserve Bank stock	2	35,161	35,161	35,161	35,161
Net loans	3	5,734,845	5,650,726	5,628,855	5,544,146
FDIC indemnification asset	3	15,537	7,640	16,585	7,829
Investment in BOLI	3	193,673	193,673	193,167	193,167
Accrued interest receivable	3	25,922	25,922	25,735	25,735
Other interest earning assets	3	5,810	6,025	6,550	6,809
Liabilities:
Deposits	2	$6,816,757	$6,814,218	$6,766,101	$6,765,404
Borrowed funds	2	223,699	225,500	224,342	226,839
Senior and subordinated debt	1	190,964	201,958	190,932	201,147
Accrued interest payable	2	5,253	5,253	2,400	2,400

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

Securities Held-to-Maturity - The fair value of securities held-to-maturity is estimated using the present value of future cash flows of the remaining maturities of the securities.

FHLB and Federal Reserve Bank Stock - The carrying amounts approximate fair value.

Net Loans - The fair value of loans is estimated using the present value of the future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses in the loan portfolio.

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. The future cash flows are estimated by multiplying expected losses on covered loans and covered OREO by the reimbursement rates in the FDIC Agreements.

Investment in BOLI - The fair value of the investment in BOLI approximates the carrying amount as both are based on each policy's respective CSV, which is the amount the Company would receive from liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company's initial insurance premium and earnings of the underlying assets, offset by management fees.

Other Interest-Earning Assets - The fair value of other interest-earning assets is estimated using the present value of the future cash flows of the remaining maturities of the assets.

Deposits - The fair values disclosed for deposits, savings deposits, NOW accounts, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

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

Senior and Subordinated Debt - The fair value of senior and subordinated debt is determined using quoted market prices.

The Company estimated the fair value of lending commitments outstanding to be immaterial based on the following factors: (i) the limited interest rate exposure of the commitments outstanding due to their variable nature, (ii) the short-term nature of the commitment periods, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

12.  SUBSEQUENT EVENTS

On April 22, 2014, First Midwest Bank (the "Bank") entered into a definitive purchase and assumption agreement to acquire the Chicago area banking operations of Banco Popular North America (doing business as Popular Community Bank), which is a subsidiary of Popular, Inc. The acquisition includes Popular Community Bank's retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area.

As part of the transaction, the Bank will acquire twelve full-service retail branches, approximately $750 million in deposits, and approximately $525 million in loans. The transaction is subject to customary regulatory approvals and certain closing conditions, and is expected to close before the end of 2014.

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

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters ended March 31, 2014 and 2013. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2013 Annual Report on Form 10-K (“2013 10-K”). The results of operations for the quarters ended March 31, 2014 are not necessarily indicative of future results.

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

•	Net Interest Margin - Net interest margin equals net interest income divided by total average interest-earning assets.

•	Noninterest Income - Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI") and other income, and non-operating revenues.

•
Asset Quality - Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.

•
Regulatory Capital - Our regulatory capital is currently classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, and qualifying trust-preferred securities, less goodwill and most intangible assets and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our 2013 Annual Report on Form 10-K as well as our subsequent periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

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
For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies,” presented in Note 1 to the Condensed Consolidated Financial Statements and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2013 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for credit losses, valuation of securities, and income taxes since December 31, 2013.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Operating Results
Interest income	$69,690	$71,045
Interest expense	5,995	7,197
Net interest income	63,695	63,848
Provision for loan and covered loan losses	1,441	5,674
Noninterest income	27,250	27,575
Noninterest expense	63,668	64,814
Income before income tax expense	25,836	20,935
Income tax expense	8,172	6,293
Net income	17,664	14,642
Net income applicable to non-vested restricted shares	(225)	(212)
Net income applicable to common shares	$17,439	$14,430
Weighted average diluted common shares outstanding	74,159	73,874
Diluted earnings per common share	$0.24	$0.20
Performance Ratios (1)
Return on average common equity	6.97%	6.17%
Return on average assets	0.86%	0.74%
Net interest margin – tax equivalent	3.61%	3.77%
Efficiency ratio (2)	66.66%	66.50%

(1)	All ratios are presented on an annualized basis.

(2)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains (losses), and the tax-equivalent adjustment on BOLI income.

	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014 Change From
				December 31, 2013	March 31, 2013
Balance Sheet Highlights
Total assets	$8,328,519	$8,253,407	$8,055,819	$75,112	$272,700
Total loans, excluding covered loans	5,693,090	5,580,005	5,175,271	113,085	517,819
Total loans, including covered loans	5,815,477	5,714,360	5,361,958	101,117	453,519
Total deposits	6,816,757	6,766,101	6,600,795	50,656	215,962
Transactional deposits	5,631,879	5,558,318	5,251,715	73,561	380,164
Loans-to-deposits ratio	85.3%	84.5%	81.2%
Transactional deposits to total deposits	82.6%	82.1%	79.6%

	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014 Change From
				December 31, 2013	March 31, 2013
Asset Quality Highlights
Non-accrual loans (1)	$64,217	$59,798	$95,397	$4,419	$(31,180)
90 days or more past due loans (still accruing interest) (1)	4,973	3,708	5,552	1,265	(579)
Total non-performing loans (1)	69,190	63,506	100,949	5,684	(31,759)
Accruing TDRs (1)	6,301	23,770	2,587	(17,469)	3,714
OREO (1)	30,026	32,473	39,994	(2,447)	(9,968)
Total non-performing assets (1)	$105,517	$119,749	$143,530	$(14,232)	$(38,013)
30-89 days past due loans (still accruing interest) (1)	$12,861	$20,742	$22,222	$(7,881)	$(9,361)
Performing potential problem loans (1)(2)	160,004	155,954	202,665	4,050	(42,661)
Allowance for credit losses	82,248	87,121	100,457	(4,873)	(18,209)
Allowance for credit losses to loans	1.41%	1.52%	1.87%
Allowance for credit losses to loans (1)	1.24%	1.34%	1.70%
Allowance for credit losses to non-accrual loans (1)	110.28%	124.69%	92.49%

(1)
Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

(2)	Total performing potential problem loans excludes accruing TDRs of $2.4 million as of March 31, 2014, $2.8 million as of December 31, 2013, and $1.3 million as of March 31, 2013.

Net income applicable to common shares for the first quarter of 2014 was $17.4 million, or $0.24 per share, compared to net income applicable to common shares of $14.4 million, or $0.20 per share, for the first quarter of 2013.

The growth in net income from the first quarter of 2013 resulted primarily from a $4.2 million reduction in the provision for loan and covered loan losses as well as a $1.1 million decrease in noninterest expense. Net interest income and noninterest income for the first quarter of 2014 were consistent compared to the prior year period. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."

Non-performing assets, excluding covered loans, decreased by $14.2 million, or 11.9%, from December 31, 2013, which resulted primarily from lower levels of accruing TDRs and OREO. Two accruing TDRs totaling $18.8 million were returned to performing status in the first quarter of 2014 due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. Performing potential problem loans remained stable compared to the fourth quarter of 2013 and are at pre-recession levels. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of non-accrual loans, 90 days past due loans, TDRs, OREO, and performing potential problem loans.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2013 10-K.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2014 and 2013, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$537,137	$382	0.29	$584,170	$434	0.30	$(16)	$(36)	$(52)
Trading securities	17,470	28	0.64	14,357	36	1.00	12	(20)	(8)
Investment securities (2)	1,167,803	10,403	3.56	1,175,063	9,940	3.38	(60)	523	463
FHLB and Federal Reserve Bank stock	35,161	335	3.81	47,232	339	2.87	(115)	111	(4)
Loans (2)(3)	5,722,457	61,518	4.36	5,372,034	63,450	4.79	3,055	(4,987)	(1,932)
Total interest-earning assets (2)	7,480,028	72,666	3.93	7,192,856	74,199	4.18	2,876	(4,409)	(1,533)
Cash and due from banks	111,500			110,073
Allowance for loan and covered loan losses	(86,726)			(99,086)
Other assets	777,685			867,458
Total assets	$8,282,487			$8,071,301
Liabilities and Stockholders’ Equity:
Savings deposits	$1,159,643	202	0.07	$1,107,213	247	0.09	13	(58)	(45)
NOW accounts	1,181,297	170	0.06	1,145,482	175	0.06	5	(10)	(5)
Money market deposits	1,311,998	420	0.13	1,251,235	470	0.15	25	(75)	(50)
Time deposits	1,196,449	1,805	0.61	1,374,529	2,428	0.72	(293)	(330)	(623)
Borrowed funds	222,491	383	0.70	199,891	442	0.90	61	(120)	(59)
Senior and subordinated debt	190,949	3,015	6.40	214,796	3,435	6.49	(377)	(43)	(420)
Total interest-bearing liabilities	5,262,827	5,995	0.46	5,293,146	7,197	0.55	(566)	(636)	(1,202)
Demand deposits	1,928,289			1,740,825
Other liabilities	75,969			89,270
Stockholders’ equity - common	1,015,402			948,060
Total liabilities and stockholders’ equity	$8,282,487			$8,071,301
Net interest income/margin (2)		$66,671	3.61		$67,002	3.77	$3,442	$(3,773)	$(331)
Net interest income (GAAP)		$63,695			$63,848
Tax equivalent adjustment		2,976			3,154
Tax-equivalent net interest income		$66,671			$67,002

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

For the first quarter of 2014, average interest-earning assets increased $287.2 million from the first quarter of 2013 driven primarily by loan growth.

Compared to the first quarter of 2013, total interest-bearing liabilities decreased by $30.3 million resulting from a reduction in time deposits and senior and subordinated debt, which more than offset the rise in interest-bearing transaction deposits.

Tax-equivalent net interest margin for the first quarter of 2014 was 3.61%, declining 16 basis points from the first quarter of 2013. This decrease reflects the lower loan yield resulting from the continued shift in the loan mix to floating rate loans, as well as the decline in higher yielding covered interest earning assets.

Noninterest Income

A summary of noninterest income for the quarters ended March 31, 2014 and 2013 is presented in the following table.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013	% Change
Service charges on deposit accounts	$8,020	$8,677	(7.6)
Wealth management fees	6,457	5,839	10.6
Card-based fees (1)	5,335	5,076	5.1
Mortgage banking income	1,115	1,966	(43.3)
Merchant servicing fees (2)	2,709	2,554	6.1
Other service charges, commissions, and fees (2)	1,413	1,646	(14.2)
Total fee-based revenues	25,049	25,758	(2.8)
Net securities gains (3)	1,073	—	N/M
Other income (4)(6)	937	781	20.0
Net trading gains (5)(6)	191	1,036	(81.6)
Total noninterest income	$27,250	$27,575	(1.2)

N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	These line items are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(3)	For a discussion of this item, see the “Investment Portfolio Management” section below.

(4)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(5)
Net trading gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(6)	These line items are included in other income in the Condensed Consolidated Statements of Income.

Total noninterest income of $27.3 million was consistent with the first quarter of 2013 as growth in wealth management fees, card-based fees, merchant servicing fees, and net securities gains substantially offset decreases in service charges on deposit accounts, mortgage banking income, and other service charges, commissions, and fees.

A lower volume of non-sufficient funds ("NSF") transactions contributed to the decrease in service charges on deposit accounts.

New customer relationships drove the increase in wealth management fees and trust assets under management increased 12.4% to $7.1 billion compared to the first quarter of 2013.

Increases in active cards and customer activity resulted in a rise of 5.1% in card-based fees.

During the first quarter of 2013, we sold $54.0 million of 1-4 family mortgage loans in the secondary market compared to $50.8 million of loans sold in the first quarter of 2014. Lower market pricing contributed to the decline in mortgage banking income compared to the first quarter of 2013.

Other service charges, commissions, and fees decreased 14.2% compared to the first quarter of 2013 driven by a reduction in fee income from lower sales of capital market products to commercial clients.

During the first quarter of 2014, the Company recorded a pre-tax securities gain of $1.1 million from the sale of a portion of its hedge fund investment.

Noninterest Expense

A summary of noninterest expense for the quarters ended March 31, 2014 and 2013 is presented in the following table.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013	% Change
Salaries and employee benefits:
Salaries and wages	$27,197	$27,839	(2.3)
Nonqualified plan expense	186	1,124	(83.5)
Retirement and other employee benefits	6,108	7,606	(19.7)
Total salaries and employee benefits	33,491	36,569	(8.4)
Net occupancy and equipment expense	9,391	8,147	15.3
Professional services:
Loan remediation costs	1,991	2,139	(6.9)
Other professional services	3,398	3,079	10.4
Professional services	5,389	5,218	3.3
Technology and related costs	3,074	2,483	23.8
Net OREO expense	1,556	1,799	(13.5)
Advertising and promotions	1,613	1,410	14.4
Merchant card expense	2,213	2,044	8.3
Cardholder expenses	1,014	929	9.1
Other expenses	5,927	6,215	(4.6)
Total noninterest expense	$63,668	$64,814	(1.8)

Total noninterest expense for the first quarter of 2014 decreased nearly 2% from the first quarter of 2013.

The decrease in retirement and other employee benefits expense compared to the prior period presented was primarily the result of changes to the Company's defined benefit pension plan instituted in the second quarter of 2013, partially offset by an increase in other employee benefit accruals.

Net occupancy and equipment expense rose compared to the first quarter of 2013 due primarily to higher utilities and snow removal costs during the first quarter of 2014.

Net OREO expense decreased 13.5% from the first quarter of 2013 driven by net gains on sales of OREO properties in the first quarter of 2014, partially offset by valuation adjustments.

The rise in advertising and promotions expense in the first quarter of 2014 compared to the prior period reflects costs associated with our "Bank with Momentum" branding campaign that was launched in the second quarter of 2013.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Income before income tax expense	$25,836	$20,935
Income tax expense:
Federal income tax expense	$6,278	$4,360
State income tax expense	1,894	1,933
Total income tax expense	$8,172	$6,293
Effective income tax rate	31.6%	30.1%

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

Income tax expense was $8.2 million for the first quarter of 2014 compared to $6.3 million for the same period in 2013 primarily as a result of higher levels of income subject to tax at statutory rates in 2014.

The increase in the effective income tax rate of 31.6% for the first quarter of 2014 compared to 30.1% for the same period in 2013 was driven by lower tax-exempt income in relation to pre-tax income.

Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of our 2013 10-K.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	March 31, 2014				December 31, 2013
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$500	$—	$500	—	$500	$—	$500	—
CMOs	470,265	(10,804)	459,461	40.9	490,962	(15,194)	475,768	41.2
Other MBSs	128,733	2,172	130,905	11.7	135,097	1,067	136,164	11.8
Municipal securities	441,171	7,672	448,843	40.0	457,318	4,075	461,393	39.9
CDOs	46,532	(24,866)	21,666	1.9	46,532	(28,223)	18,309	1.6
Corporate debt securities	12,997	1,997	14,994	1.3	12,999	1,930	14,929	1.3
Equity securities	3,324	1,057	4,381	0.4	3,706	1,956	5,662	0.5
Total available-for- sale securities	1,103,522	(22,772)	1,080,750	96.2	1,147,114	(34,389)	1,112,725	96.3
Securities Held-to-Maturity
Municipal securities	43,251	(677)	42,574	3.8	44,322	(935)	43,387	3.7
Total securities	$1,146,773	$(23,449)	$1,123,324	100.0	$1,191,436	$(35,324)	$1,156,112	100.0

Portfolio Composition

As of March 31, 2014, our securities portfolio totaled $1.1 billion, decreasing 2.8% compared to December 31, 2013. The reduction in CMOs and municipal securities from December 31, 2013 resulted primarily from maturities, calls, and prepayments. During the first quarter of 2014, available-for-sale securities maturities, calls, and prepayments of $47.8 million more than offset purchases of $6.1 million.

Approximately 96.2% of our available-for-sale securities portfolio is comprised of municipal securities, CMOs, and other MBSs. The remainder of the portfolio consists of six CDOs with a total fair value of $21.7 million and miscellaneous other securities with fair values of $19.4 million.

Investments in municipal securities comprised 41.5%, or $448.8 million, of the total available-for-sale securities portfolio at March 31, 2014. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 7
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	March 31, 2014			December 31, 2013
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	1.99%	2.00	0.49%	2.23%	2.25	0.49%
CMOs	4.18%	4.09	2.12%	4.48%	4.26	1.86%
Other MBSs	3.63%	4.67	2.78%	3.93%	4.85	2.45%
Municipal securities	4.65%	3.00	5.51%	5.11%	3.27	5.53%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	4.78%	6.93	6.39%	4.86%	7.18	6.39%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	4.32%	3.74	3.67%	4.68%	3.95	3.52%
Securities Held-to-Maturity
Municipal securities	6.94%	11.88	5.47%	6.50%	11.84	5.47%
Total securities	4.42%	4.06	3.74%	4.75%	4.26	3.60%

N/M - Not meaningful.

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

(2)
Average life is presented in years and represents the weighted-average time to receive half of all future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Effective Duration

The average life, effective duration, and yield to maturity of our available-for-sale securities portfolio as of March 31, 2014 are consistent with the December 31, 2013 metrics.

Securities Gains and Losses

Net securities gains of $1.1 million were driven by the sale of a portion of the Company's hedge fund investment during the first quarter of 2014. We had no securities gains or losses for the first quarter of 2013.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses were $22.8 million at March 31, 2014 compared to $34.4 million at December 31, 2013.

Net unrealized losses in the CMO portfolio totaled $10.8 million at March 31, 2014 compared to $15.2 million at December 31, 2013. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on this type of security as of March 31, 2014 represents OTTI since the unrealized losses are not believed to be attributed to credit quality.

As of March 31, 2014, net unrealized gains in the municipal securities portfolio totaled $7.7 million compared to $4.1 million as of December 31, 2013. Net unrealized gains on municipal securities include unrealized losses of $3.3 million at March 31, 2014. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and are supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized losses on these securities declined from $28.2 million at December 31, 2013 to $24.9 million at March 31, 2014. We do not believe the unrealized losses on the CDOs as of March 31, 2014 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is based on discounted cash flow analyses as described in Note 11 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.6% of total loans, excluding covered loans, at March 31, 2014. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

To maximize loan income within an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management receives periodic reporting related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and performing potential problem loans to mitigate and monitor potential and current risks in the portfolio. We do not offer any sub-prime products and we have policies to limit our exposure to any single borrower.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 39.3% of total loans, excluding covered loans, and totaled $2.2 billion at March 31, 2014, an increase of $86.4 million, or 16.1% annualized, from December 31, 2013. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
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
Commercial Real Estate Loans

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and represent varying types across our market footprint.

Construction loans are generally based on estimates of costs and values associated with the completed projects and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Consumer Loans

Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation (“FICO”). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total	Annualized % Change
Commercial and industrial	$1,917,396	33.7	$1,830,638	32.8	19.0
Agricultural	321,343	5.6	321,702	5.8	(0.4)
Commercial real estate:
Office	454,962	8.0	459,202	8.2	(3.7)
Retail	389,010	6.8	392,576	7.0	(3.6)
Industrial	504,122	8.9	501,907	9.0	1.8
Multi-family	337,332	5.9	332,873	6.0	5.4
Construction	181,012	3.2	186,197	3.3	(11.1)
Other commercial real estate	822,934	14.5	807,071	14.5	7.9
Total commercial real estate	2,689,372	47.3	2,679,826	48.0	1.4
Total corporate loans	4,928,111	86.6	4,832,166	86.6	7.9
Home equity	475,103	8.3	427,020	7.7	45.0
1-4 family mortgages	240,561	4.2	275,992	4.9	(51.4)
Installment	49,315	0.9	44,827	0.8	40.0
Total consumer loans	764,979	13.4	747,839	13.4	9.2
Total loans, excluding covered loans	5,693,090	100.0	5,580,005	100.0	8.1
Covered loans	122,387		134,355		(35.6)
Total loans	$5,815,477		$5,714,360		7.1

Total loans, excluding covered loans, of $5.7 billion rose by $113.1 million, or 8.1% on an annualized basis, from December 31, 2013 driven by strong growth in the commercial and industrial, other commercial real estate, and home equity portfolios, which more than offset the decline in the 1-4 family mortgages portfolio. In response to market conditions, the Company purchased $48.7 million of high-quality, shorter duration, floating rate home equity loans and sold $35.4 million of longer-term, fixed rate 1-4 family mortgages in the first quarter of 2014.

Overall, the loan portfolio continues to benefit from well-balanced growth reflecting credits of varying size, distributed across our market footprint. The strong growth in the commercial and industrial loan category reflects the impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.

The following table presents commercial real estate loan detail.

Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total
Office, retail, and industrial:
Office	$454,962	16.9	$459,202	17.1
Retail	389,010	14.5	392,576	14.7
Industrial	504,122	18.7	501,907	18.7
Total office, retail, and industrial	1,348,094	50.1	1,353,685	50.5
Multi-family	337,332	12.6	332,873	12.4
Construction	181,012	6.7	186,197	7.0
Other commercial real estate:
Rental properties	112,753	4.2	112,887	4.2
Service stations and truck stops	77,798	2.9	83,237	3.1
Warehouses and storage	122,245	4.5	122,325	4.6
Hotels	60,136	2.3	62,451	2.3
Restaurants	75,210	2.8	79,809	3.0
Automobile dealers	36,148	1.3	37,504	1.4
Recreational	49,805	1.9	56,327	2.1
Religious	32,184	1.2	32,614	1.2
Multi-use properties	157,317	5.8	118,351	4.4
Other	99,338	3.7	101,566	3.8
Total other commercial real estate	822,934	30.6	807,071	30.1
Total commercial real estate	$2,689,372	100.0	$2,679,826	100.0
Owner occupied commercial real estate loans, excluding multi-family and construction loans	$906,837		$933,151
Owner occupied as a percent of total	41.8%		43.2%

Commercial real estate loans represent 47.3% of total loans, excluding covered loans, and totaled $2.7 billion at March 31, 2014, consistent with December 31, 2013. Over half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. The mix of properties securing the loans in our commercial real estate portfolio continues to be balanced between owner-occupied and investor categories as of March 31, 2014.

Non-performing Assets and Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part 1, Item 1 of this Form 10-Q.

Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of March 31, 2014
Commercial and industrial	$1,917,396	$1,900,573	$3,380	$2,163	$2,721	$8,559
Agricultural	321,343	320,968	11	—	—	364
Commercial real estate:
Office	454,962	452,271	824	—	—	1,867
Retail	389,010	380,359	252	—	386	8,013
Industrial	504,122	488,854	—	—	180	15,088
Multi-family	337,332	333,071	1,051	—	1,029	2,181
Construction	181,012	175,640	75	—	—	5,297
Other commercial real estate	822,934	811,428	1,471	588	398	9,049
Total commercial real estate	2,689,372	2,641,623	3,673	588	1,993	41,495
Total corporate loans	4,928,111	4,863,164	7,064	2,751	4,714	50,418
Home equity	475,103	462,158	3,853	1,589	783	6,720
1-4 family mortgages	240,561	232,467	1,771	505	804	5,014
Installment	49,315	46,949	173	128	—	2,065
Total consumer loans	764,979	741,574	5,797	2,222	1,587	13,799
Total loans, excluding covered loans	5,693,090	5,604,738	12,861	4,973	6,301	64,217
Covered loans	122,387	87,253	2,439	14,691	—	18,004
Total loans	$5,815,477	$5,691,991	$15,300	$19,664	$6,301	$82,221
As of December 31, 2013
Commercial and industrial	$1,830,638	$1,805,516	$6,424	$393	$6,538	$11,767
Agricultural	321,702	321,123	60	—	—	519
Commercial real estate:
Office	459,202	455,547	1,200	731	—	1,724
Retail	392,576	385,234	939	272	624	5,507
Industrial	501,907	481,766	337	312	9,647	9,845
Multi-family	332,873	329,669	318	—	1,038	1,848
Construction	186,197	179,877	23	—	—	6,297
Other commercial real estate	807,071	789,517	4,817	258	4,326	8,153
Total commercial real estate	2,679,826	2,621,610	7,634	1,573	15,635	33,374
Total corporate loans	4,832,166	4,748,249	14,118	1,966	22,173	45,660
Home equity	427,020	413,912	4,355	1,102	787	6,864
1-4 family mortgages	275,992	267,497	1,939	548	810	5,198
Installment	44,827	42,329	330	92	—	2,076
Total consumer loans	747,839	723,738	6,624	1,742	1,597	14,138
Total loans, excluding covered loans	5,580,005	5,471,987	20,742	3,708	23,770	59,798
Covered loans	134,355	93,100	2,232	18,081	—	20,942
Total loans	$5,714,360	$5,565,087	$22,974	$21,789	$23,770	$80,740

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2014	2013
	March 31	December 31	September 30	June 30	March 31
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$64,217	$59,798	$68,170	$89,193	$95,397
90 days or more past due loans	4,973	3,708	5,642	3,832	5,552
Total non-performing loans	69,190	63,506	73,812	93,025	100,949
Accruing TDRs	6,301	23,770	24,329	8,287	2,587
OREO	30,026	32,473	35,616	39,497	39,994
Total non-performing assets	$105,517	$119,749	$133,757	$140,809	$143,530
30-89 days past due loans	$12,861	$20,742	$15,111	$21,756	$22,222
Non-accrual loans to total loans	1.13%	1.07%	1.25%	1.69%	1.84%
Non-performing loans to total loans	1.22%	1.14%	1.35%	1.76%	1.95%
Non-performing assets to loans plus OREO	1.84%	2.13%	2.44%	2.64%	2.75%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$18,004	$20,942	$30,856	$28,468	$20,912
90 days or more past due loans	14,691	18,081	20,235	27,700	24,934
Total non-performing loans	32,695	39,023	51,091	56,168	45,846
OREO	7,355	8,863	10,477	13,681	14,774
Total non-performing assets	$40,050	$47,886	$61,568	$69,849	$60,620
30-89 days past due loans	$2,439	$2,232	$7,881	$5,650	$10,655
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$82,221	$80,740	$99,026	$117,661	$116,309
90 days or more past due loans	19,664	21,789	25,877	31,532	30,486
Total non-performing loans	101,885	102,529	124,903	149,193	146,795
Accruing TDRs	6,301	23,770	24,329	8,287	2,587
OREO	37,381	41,336	46,093	53,178	54,768
Total non-performing assets	$145,567	$167,635	$195,325	$210,658	$204,150
30-89 days past due loans	$15,300	$22,974	$22,992	$27,406	$32,877
Non-accrual loans to total loans	1.41%	1.41%	1.77%	2.16%	2.17%
Non-performing loans to total loans	1.75%	1.79%	2.23%	2.73%	2.74%
Non-performing assets to loans plus OREO	2.49%	2.91%	3.46%	3.82%	3.77%

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

Non-accrual loans, excluding covered loans, increased $4.4 million, or 7.4%, from December 31, 2013. This increase was largely driven by a corporate loan relationship for which a specific reserve was established. Non-performing assets, excluding covered loans, decreased by $14.2 million, or 11.9%, from December 31, 2013, which resulted primarily from lower levels of accruing TDRs and OREO. Two accruing TDRs totaling $18.8 million were returned to performing status in the first quarter of 2014 due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. Refer to the "TDRs" section below for further discussion.

Performing potential problem loans remained stable compared to the fourth quarter of 2013 and are at pre-recession levels.

Loans 30-89 days past due were $12.9 million at March 31, 2014, decreasing 38% from December 31, 2013.

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

Table 12
TDRs by Type
(Dollar amounts in thousands)

	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$3,003	10	$8,659	7	$3,204
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office	—	—	—	—	—	—
Retail	1	386	2	624	1	244
Industrial	1	180	3	9,647	2	2,156
Multi-family	5	1,277	5	1,291	—	—
Construction	—	—	—	—	2	504
Other commercial real estate	5	589	7	4,617	2	4,746
Total commercial real estate	12	2,432	17	16,179	7	7,650
Total corporate loans	18	5,435	27	24,838	14	10,854
Home equity	18	1,288	18	1,299	6	270
1-4 family mortgages	12	1,498	14	1,716	15	1,868
Installment	—	—	—	—	—	—
Total consumer loans	30	2,786	32	3,015	21	2,138
Total TDRs	48	$8,221	59	$27,853	35	$12,992
Accruing TDRs	32	$6,301	39	$23,770	16	$2,587
Non-accrual TDRs	16	1,920	20	4,083	19	10,405
Total TDRs	48	$8,221	59	$27,853	35	$12,992
Year-to-date charge-offs on TDRs		$34		$1,880		$803
Specific reserves related to TDRs		—		1,952		2,526

TDRs totaled $8.2 million at March 31, 2014, decreasing $19.6 million from December 31, 2013.

Accruing TDRs declined $17.5 million from December 31, 2013 driven primarily by the return of two TDRs totaling $18.8 million to performing status during the first quarter of 2014 due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. This reduction was partially offset by the addition of a $1.9 million corporate loan relationship that was upgraded to accruing TDR status in the first quarter of 2014.

At March 31, 2014, non-accrual TDRs totaled $1.9 million compared to $4.1 million at December 31, 2013. TDRs are reported as non-accrual because they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. The decrease in non-accrual TDRs from December 31, 2013 was driven primarily by the reclassification of one non-accrual TDR to accruing TDR status discussed above.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s potential operating or financial difficulties.

Table 13
Performing Potential Problem Loans
(Dollar amounts in thousands)

	March 31, 2014			December 31, 2013
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$30,602	$13,057	$43,659	$23,679	$14,135	$37,814
Agricultural	293	—	293	344	—	344
Commercial real estate:
Office, retail, and industrial	29,178	24,617	53,795	27,871	23,538	51,409
Multi-family	2,780	493	3,273	2,794	499	3,293
Construction	8,810	17,051	25,861	8,309	17,642	25,951
Other commercial real estate	13,245	19,878	33,123	14,567	22,576	37,143
Total commercial real estate	54,013	62,039	116,052	53,541	64,255	117,796
Total performing potential problem corporate loans	$84,908	$75,096	$160,004	$77,564	$78,390	$155,954

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

(3)	Total performing potential problem loans excludes accruing TDRs of $2.4 million as of March 31, 2014, $2.8 million as of December 31, 2013, and $1.3 million as of March 31, 2013.

Performing potential problem loans remained stable at $160.0 million compared to December 31, 2013, and are at pre-recession levels. As of March 31, 2014, approximately 40.8% of performing potential problem loans was comprised of 9 corporate loan relationships each having balances greater than $5.0 million for which management has specific monitoring plans.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $30.0 million at March 31, 2014, decreasing $2.4 million from December 31, 2013.

Table 14
OREO Properties by Type
(Dollar amounts in thousands)

	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	12	$1,564	29	$2,257	21	$2,442
Land parcels:
Raw land	7	4,040	6	4,037	5	3,244
Farm land	—	—	—	—	—	—
Commercial lots	17	11,628	17	11,649	23	12,647
Single-family lots	22	1,975	22	3,101	27	3,942
Total land parcels	46	17,643	45	18,787	55	19,833
Multi-family units	5	316	4	346	14	996
Commercial properties	21	10,503	23	11,083	30	16,723
Total OREO, excluding covered OREO	84	30,026	101	32,473	120	39,994
Covered OREO	44	7,355	48	8,863	71	14,774
Total OREO properties	128	$37,381	149	$41,336	191	$54,768

OREO Activity

The following table summarizes disposals of OREO for the quarters ended March 31, 2014 and 2013.

Table 15
OREO Disposals and Write-Downs
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2014			March 31, 2013
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$2,479	$3,386	$5,865	$3,484	$9	$3,493
Less: Basis of properties sold	(2,015)	(3,384)	(5,399)	(3,701)	(6)	(3,707)
Net (gains) losses on sales of OREO	$(464)	$(2)	$(466)	$217	$(3)	$214
OREO valuation adjustments	$1,118	$—	$1,118	$525	$42	$567

For the quarter ended March 31, 2014, we sold $2.0 million of OREO, excluding covered OREO, which consisted of 29 properties with the majority classified as single-family homes.

OREO sales, excluding covered OREO, for the quarter ended March 31, 2013, consisted of 15 properties in the single-family home and commercial property categories.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2014.

The accounting policy for the allowance for credit losses is discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 16
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Change in allowance for credit losses
Beginning balance	$87,121	$93,214	$96,976	$100,457	$102,812
Loan charge-offs:
Commercial, industrial, and agricultural	3,680	3,084	2,719	3,116	3,175
Office, retail, and industrial	1,083	1,042	987	1,453	1,262
Multi-family	90	539	112	213	165
Construction	661	31	470	850	565
Other commercial real estate	1,771	813	889	547	2,535
Consumer	2,028	2,045	2,482	2,523	2,364
Total loan charge-offs	9,313	7,554	7,659	8,702	10,066
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,160	614	521	573	2,089
Office, retail, and industrial	58	160	31	35	2
Multi-family	1	549	—	30	5
Construction	158	965	60	5	2
Other commercial real estate	144	37	250	329	1,030
Consumer	138	177	374	413	107
Total recoveries of loan charge-offs	2,659	2,502	1,236	1,385	3,235
Net loan charge-offs, excluding covered loan charge-offs	6,654	5,052	6,423	7,317	6,831
Net covered loan charge-offs (recoveries)	(340)	271	1,629	1,977	698
Net loan and covered loan charge-offs	6,314	5,323	8,052	9,294	7,529
Provision for loan and covered loan losses:
Provision for loan losses	2,911	226	4,466	1,682	4,811
Provision for covered loan losses	(1,470)	(227)	304	4,131	1,014
Less: expected reimbursement from the FDIC	—	1	—	—	(151)
Net provision for covered loan losses	(1,470)	(226)	304	4,131	863
Total provision for loan and covered loan losses	1,441	—	4,770	5,813	5,674
Reduction in reserve for unfunded commitments (1)	—	(770)	(480)	—	(500)
Total provision for loan and covered loan losses and other	1,441	(770)	4,290	5,813	5,174
Ending balance	$82,248	$87,121	$93,214	$96,976	$100,457

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Allowance for credit losses
Allowance for loan losses	$69,203	$72,946	$77,772	$79,729	$85,364
Allowance for covered loan losses	11,429	12,559	13,056	14,381	12,227
Total allowance for loan and covered loan losses	80,632	85,505	90,828	94,110	97,591
Reserve for unfunded commitments	1,616	1,616	2,386	2,866	2,866
Total allowance for credit losses	$82,248	$87,121	$93,214	$96,976	$100,457
Amounts and ratios, excluding covered loans
Average loans	$5,578,616	$5,516,747	$5,379,435	$5,180,608	$5,148,343
Net loan charge-offs to average loans, annualized	0.48%	0.36%	0.47%	0.57%	0.54%
Allowance for credit losses at end of period as a percent of:
Total loans	1.24%	1.34%	1.47%	1.56%	1.70%
Non-accrual loans	110.28%	124.69%	117.59%	92.60%	92.49%
Non-performing loans	102.35%	117.41%	108.60%	88.79%	87.40%
Amounts and ratios, including covered loans
Average loans	$5,706,880	$5,658,756	$5,539,776	$5,357,945	$5,339,749
Net loan charge-offs to average loans annualized	0.45%	0.37%	0.58%	0.70%	0.57%
Allowance for credit losses at end of period as a percent of:
Total loans	1.41%	1.52%	1.66%	1.78%	1.87%
Non-accrual loans	100.03%	107.90%	94.13%	82.42%	86.37%
Non-performing loans	80.73%	84.97%	74.63%	65.00%	68.43%

Activity in the Allowance for Credit Losses

The allowance for credit losses was $82.2 million as of March 31, 2014, a decline of $4.9 million from December 31, 2013. The allowance for credit losses was 1.41% of total loans, including covered loans, at March 31, 2014 compared to 1.52% at December 31, 2013.

Overall, net loan charge-offs, excluding covered loan charge-offs, remained consistent compared to the prior periods presented.

For the first quarter of 2014, the Company realized $340,000 in net covered loan recoveries compared to net covered loan charge-offs in prior periods. Covered loan charge-offs reflect the decline and recoveries reflect the increase in estimated cash flows of certain acquired loans. Management re-estimates cash flows periodically, and the present value of any decreases in expected cash flows from the FDIC is recorded as either a charge-off or an allowance for covered loan losses is established. Any increases in expected cash flows are recorded through the allowance for covered loan losses as recoveries to the extent charge-offs were previously taken or prospectively as yield adjustments over the remaining lives of the specific loans.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			First Quarter 2014 % Change From
	March 31, 2014	December 31, 2013	March 31, 2013	Fourth Quarter 2013	First Quarter 2013
Demand deposits	$1,928,289	$1,956,570	$1,740,825	(1.4)%	10.8%
Savings deposits	1,159,643	1,126,737	1,107,213	2.9%	4.7%
NOW accounts	1,181,297	1,195,471	1,145,482	(1.2)%	3.1%
Money market accounts	1,311,998	1,356,383	1,251,235	(3.3)%	4.9%
Transactional deposits	5,581,227	5,635,161	5,244,755	(1.0)%	6.4%
Time deposits	1,180,374	1,218,450	1,348,263	(3.1)%	(12.5)%
Brokered deposits	16,075	16,067	26,266	—%	(38.8)%
Total time deposits	1,196,449	1,234,517	1,374,529	(3.1)%	(13.0)%
Total deposits	6,777,676	6,869,678	6,619,284	(1.3)%	2.4%
Securities sold under agreements to repurchase	107,944	99,207	85,314	8.8%	26.5%
FHLB advances	114,547	114,554	114,577	—%	—%
Total borrowed funds	222,491	213,761	199,891	4.1%	11.3%
Senior and subordinated debt	190,949	207,162	214,796	(7.8)%	(11.1)%
Total funding sources	$7,191,116	$7,290,601	$7,033,971	(1.4)%	2.2%
Average interest rate paid on borrowed funds	0.70%	0.72%	0.90%
Weighted-average maturity of FHLB advances	26.6 months	29.3 months	38.1 months
Weighted-average interest rate of FHLB advances	1.33%	1.34%	1.30%

Average funding sources for the first quarter of 2014 decreased $99.5 million from the fourth quarter of 2013 and increased $157.1 million from the first quarter of 2013. Compared to the linked quarter, declines were driven by lower levels of transactional deposits and a reduction in time deposits. For the first quarter of 2014 compared to the prior year period, growth across transactional deposit categories more than offset the decline in time deposits.

The reduction in average senior and subordinated debt compared to both prior quarters presented was due to the repurchase and retirement of $24.0 million of junior subordinated debentures during the fourth quarter of 2013.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2014		March 31, 2013
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$109,156	0.03	$94,281	0.03
FHLB advances	114,543	1.33	114,573	1.30
Total borrowed funds	$223,699	0.69	$208,854	0.73
Average for the year-to-date period:
Securities sold under agreements to repurchase	$107,944	0.03	$85,314	0.02
FHLB advances	114,547	1.33	114,577	1.55
Total borrowed funds	$222,491	0.70	$199,891	0.90
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$116,934		$103,602
FHLB advances	114,551		114,581

Average borrowed funds totaled $222.5 million for the first quarter of 2014 increasing 11.3% compared to the same period in 2013 due to higher levels of securities sold under agreements to repurchase.

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve’s minimum levels to be considered “well-capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of March 31, 2014 and December 31, 2013.

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

Table 19
Capital Measurements
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013	Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums at March 31, 2014
Reconciliation of capital components to regulatory requirements (as defined in federal regulations):
Total regulatory capital	$851,978	$841,787
Tier 1 capital	$762,032	$741,414
Trust preferred securities included in Tier 1 capital	(36,690)	(36,690)
Tier 1 common capital	$725,342	$704,724
Risk-weighted assets	$6,980,930	$6,794,666
Average assets	7,993,529	8,075,888
Regulatory capital ratios:
Total capital to risk-weighted assets	12.20%	12.39%	10.00%	22%	$153,885
Tier 1 capital to risk-weighted assets	10.92%	10.91%	6.00%	82%	$343,176
Tier 1 leverage to average assets	9.53%	9.18%	5.00%	91%	$362,356
Tier 1 common capital to risk-weighted assets (1)	10.39%	10.37%	N/A(2)	N/A(2)	N/A(2)
Reconciliation of capital components to GAAP:
Total stockholder’s equity	$1,020,425	$1,001,442
Goodwill and other intangible assets	(275,605)	(276,366)
Tangible common equity	744,820	725,076
Accumulated other comprehensive loss	19,772	26,792
Tangible common equity, excluding accumulated other comprehensive loss	$764,592	$751,868
Total assets	$8,328,519	$8,253,407
Goodwill and other intangible assets	(275,605)	(276,366)
Tangible assets	$8,052,914	$7,977,041
Tangible common equity ratios:
Tangible common equity to tangible assets	9.25%	9.09%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	9.49%	9.43%	N/A(2)	N/A(2)	N/A(2)
Tangible common equity to risk-weighted assets	10.67%	10.67%	N/A(2)	N/A(2)	N/A(2)

N/A – Not applicable.

(1)	Excludes the impact of trust-preferred securities.

(2)	Ratio is not subject to formal Federal Reserve regulatory requirements.

The slight decline in the total capital to risk-weighted assets ratio compared to December 31, 2013 was due to an increase in risk-weighted assets resulting from loan growth, which more than offset the increase in total capital from earnings for the first quarter of 2014 and the increase in allowable deferred tax assets. The tier 1 leverage to average assets ratio increased 35 basis points from December 31, 2013 driven by strong earnings, the increase in allowable deferred tax assets, and a reduction in average assets.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Basel III Capital Rules

In July of 2013, the Company's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2013 10-K.
Management believes that as of March 31, 2014 the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2013 10-K.

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank’s Asset Liability Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Bank’s asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank’s interest rate sensitivity position. Management uses net interest income simulation modeling to analyze and capture exposure of earnings to changes in interest rates.

Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of March 31, 2014 and December 31, 2013, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank’s current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. As of March 31, 2014, 50% of the loan portfolio consisted of fixed rate loans and 50% were floating rate loans. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 66% of the total compared to 34% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with interest rate floors was $777.3 million, or 32%, of the floating rate loan portfolio as of March 31, 2014. On the liability side of the balance sheet, 80% of deposits are demand deposits and interest-bearing transactional deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
March 31, 2014:
Dollar change	$42,261	$26,362	$10,851	$(10,553)
Percent change	16.4%	10.2%	4.2%	(4.1)%
December 31, 2013:
Dollar change	$45,209	$28,307	$11,925	$(11,791)
Percent change	17.3%	10.8%	4.6%	(4.5)%

The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rate changes is reflected as both dollar and percent changes. For example, this table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2014 would increase net interest income by $26.4 million, or 10.2%, over the next twelve months compared to no change in interest rates. This same measure was $28.3 million, or 10.8%, as of December 31, 2013.

Overall, in rising interest rate scenarios, interest rate risk volatility was slightly less positive at March 31, 2014 compared to December 31, 2013. During the first quarter of 2014, floating rate loan balances increased, funded through a decrease in short-term investments. Overall, rate sensitive assets did not change from the linked quarter. On the liability side, the mix of our transactional deposits shifted during the first quarter of 2014 from less rate sensitive accounts to more rate sensitive accounts, which drove the variance compared to December 31, 2013. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant decrease in interest rates is minimal.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2013. However, these factors may not be the only risks or uncertainties the Company faces. Based on currently available information, the Company has not identified any additional material changes in the Company’s risk factors as previously disclosed, except as discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly Common Stock purchases during the first quarter of 2014. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of March 31, 2014. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2014	—	$—	—	2,494,747
February 1 – February 28, 2014	158,063	15.91	—	2,494,747
March 1 – March 31, 2014	—	—	—	2,494,747
Total	158,063	$15.91	—

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

3.1
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

3.2	Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.3	First Midwest Bancorp, Inc. Amended Omnibus Stock and Incentive Plan dated March 28, 2014.
10.32
Loan Agreement between the Company and U.S. Bank National Association dated January 21, 2014 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2014.

10.33	First Midwest Bancorp, Inc. Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2014.
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

Date:  May 12, 2014

* Duly authorized to sign on behalf of the registrant.