Form 10-Q
period 2014-06-30
FIRST MIDWEST BANCORP INC
filed 2014-08-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

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

As of July 31, 2014, there were 75,276,660 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2014	December 31, 2013
Assets			(Unaudited)
Cash and due from banks			$155,099	$110,417
Interest-bearing deposits in other banks			322,874	476,824
Trading securities, at fair value			18,231	17,317
Securities available-for-sale, at fair value			1,050,475	1,112,725
Securities held-to-maturity, at amortized cost			26,471	44,322
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost			35,588	35,161
Loans, excluding covered loans			5,843,457	5,580,005
Covered loans			104,867	134,355
Allowance for loan and covered loan losses			(78,326)	(85,505)
Net loans			5,869,998	5,628,855
Other real estate owned (“OREO”), excluding covered OREO			30,331	32,473
Covered OREO			9,825	8,863
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset			10,276	16,585
Premises, furniture, and equipment			118,305	120,204
Investment in bank-owned life insurance (“BOLI”)			194,502	193,167
Goodwill and other intangible assets			274,962	276,366
Accrued interest receivable and other assets			188,310	180,128
Total assets			$8,305,247	$8,253,407
Liabilities
Noninterest-bearing deposits			$2,025,666	$1,911,602
Interest-bearing deposits			4,869,584	4,854,499
Total deposits			6,895,250	6,766,101
Borrowed funds			104,201	224,342
Senior and subordinated debt			190,996	190,932
Accrued interest payable and other liabilities			75,362	70,590
Total liabilities			7,265,809	7,251,965
Stockholders’ Equity
Common stock			858	858
Additional paid-in capital			407,895	414,293
Retained earnings			878,607	853,740
Accumulated other comprehensive loss, net of tax			(15,271)	(26,792)
Treasury stock, at cost			(232,651)	(240,657)
Total stockholders’ equity			1,039,438	1,001,442
Total liabilities and stockholders’ equity			$8,305,247	$8,253,407

	June 30, 2014		December 31, 2013
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par Value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	100,000
Shares issued	—	85,787	—	85,787
Shares outstanding	—	75,273	—	75,071
Treasury shares	—	10,514	—	10,716
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans, excluding covered loans	$60,634	$59,111	$119,636	$118,542
Covered loans	2,605	4,151	4,543	7,600
Investment securities	8,019	7,657	16,024	15,013
Other short-term investments	745	834	1,490	1,643
Total interest income	72,003	71,753	141,693	142,798
Interest Expense
Deposits	2,511	3,003	5,108	6,323
Borrowed funds	169	385	552	827
Senior and subordinated debt	3,016	3,435	6,031	6,870
Total interest expense	5,696	6,823	11,691	14,020
Net interest income	66,307	64,930	130,002	128,778
Provision for loan and covered loan losses	5,341	5,813	6,782	11,487
Net interest income after provision for loan and covered loan losses	60,966	59,117	123,220	117,291
Noninterest Income
Service charges on deposit accounts	8,973	9,118	16,993	17,795
Wealth management fees	6,552	6,126	13,009	11,965
Card-based fees	5,969	5,547	11,304	10,623
Mortgage banking income	959	1,010	2,074	2,978
Other service charges, commissions, and fees	4,555	4,207	8,677	8,405
Net securities gains	4,517	216	5,590	216
Loss on extinguishment of debt	(2,059)	—	(2,059)	—
Other income	1,727	1,217	2,855	3,034
Total noninterest income	31,193	27,441	58,443	55,016
Noninterest Expense
Salaries and employee benefits	34,561	32,921	68,052	69,490
Net occupancy and equipment expense	7,672	7,793	17,063	15,940
Professional services	6,517	5,595	11,906	10,813
Technology and related costs	3,104	2,884	6,178	5,367
Net OREO expense	1,569	1,084	3,125	2,883
Other expenses	11,594	12,150	22,361	22,748
Total noninterest expense	65,017	62,427	128,685	127,241
Income before income tax expense	27,142	24,131	52,978	45,066
Income tax expense	8,642	7,955	16,814	14,248
Net income	$18,500	$16,176	$36,164	$30,818
Per Common Share Data
Basic earnings per common share	$0.25	$0.22	$0.48	$0.41
Diluted earnings per common share	$0.25	$0.22	$0.48	$0.41
Dividends declared per common share	$0.08	$0.04	$0.15	$0.05
Weighted-average common shares outstanding	74,322	74,017	74,235	73,942
Weighted-average diluted common shares outstanding	74,333	74,024	74,247	73,950
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$18,500	$16,176	$36,164	$30,818
Securities available-for-sale
Unrealized holding gains (losses):
Before tax	12,031	1,164	24,721	(852)
Tax effect	(4,743)	(945)	(9,779)	(158)
Net of tax	7,288	219	14,942	(1,010)
Reclassification of net gains included in net income:
Before tax	4,517	216	5,590	216
Tax effect	(1,847)	(88)	(2,286)	(88)
Net of tax	2,670	128	3,304	128
Net unrealized holding gains (losses)	4,618	91	11,638	(1,138)
Derivative instruments
Unrealized holding losses:
Before tax	(198)	—	(198)	—
Tax effect	81	—	81	—
Net of tax	(117)	—	(117)	—
Unrecognized net pension costs
Unrealized holding gains:
Before tax	—	10,997	—	10,997
Tax effect	—	(4,498)	—	(4,498)
Net of tax	—	6,499	—	6,499
Total other comprehensive income	4,501	6,590	11,521	5,361
Total comprehensive income	$23,001	$22,766	$47,685	$36,179

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,115	$—	$(16,775)	$(15,660)
Other comprehensive (loss) income	(1,138)	—	6,499	5,361
Balance at June 30, 2013	$(23)	$—	$(10,276)	$(10,299)
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income (loss)	11,638	(117)	—	11,521
Balance at June 30, 2014	$(8,781)	$(117)	$(6,373)	$(15,271)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2012	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income	—	—	—	30,818	5,361	—	36,179
Common dividends declared ($0.05 per common share)	—	—	—	(3,755)	—	—	(3,755)
Share-based compensation expense	—	—	2,854	—	—	—	2,854
Restricted stock activity	224	—	(9,648)	—	—	8,126	(1,522)
Treasury stock (purchased for) issued to benefit plans	(1)	—	(54)	—	—	58	4
Balance at June 30, 2013	75,063	$858	$411,470	$813,516	$(10,299)	$(240,892)	$974,653
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	36,164	11,521	—	47,685
Common dividends declared ($0.15 per common share)	—	—	—	(11,297)	—	—	(11,297)
Share-based compensation expense	—	—	3,226	—	—	—	3,226
Restricted stock activity	194	—	(9,501)	—	—	7,625	(1,876)
Treasury stock issued to (purchased for) benefit plans	8	—	(123)	—	—	381	258
Balance at June 30, 2014	75,273	$858	$407,895	$878,607	$(15,271)	$(232,651)	$1,039,438

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$56,405	$70,414
Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	82,779	125,533
Proceeds from sales of securities available-for-sale	12,838	19,745
Purchases of securities available-for-sale	(11,115)	(289,666)
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	3,151	5,803
Purchases of securities held-to-maturity	(1,030)	(1,881)
Net (purchases) redemption of FHLB stock	(427)	12,071
Net increase in loans	(251,586)	(85,210)
BOLI income, net of claims	(72)	(76)
Proceeds from sales of OREO	9,160	10,907
Proceeds from sales of premises, furniture, and equipment	158	1,425
Purchases of premises, furniture, and equipment	(4,074)	(3,286)
Net cash used in investing activities	(160,218)	(204,635)
Financing Activities
Net increase in deposit accounts	129,149	194,492
Net (decrease) increase in borrowed funds	(5,591)	10,619
Payment for the termination of FHLB advances	(116,609)	—
Cash dividends paid	(10,530)	(1,499)
Restricted stock activity	(2,699)	(1,588)
Excess tax benefit related to share-based compensation	825	36
Net cash (used in) provided by financing activities	(5,455)	202,060
Net (decrease) increase in cash and cash equivalents	(109,268)	67,839
Cash and cash equivalents at beginning of period	587,241	716,266
Cash and cash equivalents at end of period	$477,973	$784,105

Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$4,734	$(3,498)
Interest paid to depositors and creditors	11,927	14,281
Dividends declared, but unpaid	6,027	3,005
Non-cash transfers of loans to OREO	9,339	11,502
Non-cash transfer of loans held-for-investment to loans held-for-sale	64,881	1,275
Non-cash transfer of an investment from other assets to securities available-for-sale	—	2,787

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Purchased Impaired Loans – Purchased impaired loans include acquired loans that had evidence of credit deterioration since origination and it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations included past performance of the institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Lease and revolving loans do not qualify to be accounted for as purchased impaired loans. No allowance for credit losses is recorded on these loans at the acquisition date. Purchased impaired loans are recorded at fair value, and are accounted for prospectively based on estimates of expected cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the cash flows expected to be collected at acquisition.

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

2.  RECENT EVENTS

Acquisitions
On April 22, 2014, First Midwest Bank (the "Bank") entered into a definitive agreement to acquire the Chicago area banking operations of Banco Popular North America (doing business as Popular Community Bank), which is a subsidiary of Popular, Inc. The acquisition includes Popular Community Bank's retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area. As part of the transaction, the Bank will acquire twelve full-service retail branches, approximately $738 million in deposits, and approximately $561 million in loans. The Bank received regulatory approval for this acquisition from the Federal Reserve; however, the acquisition is subject to certain closing conditions and is expected to close in the third quarter of 2014.

Equity Matters
On May 21, 2014, the stockholders of the Company approved an amendment to our Restated Certificate of Incorporation. The amendment increased the Company's authorized common stock by 50,000,000 shares. Following this amendment, the Company is now authorized to issue a total of 151,000,000 shares, including 1,000,000 shares of Preferred Stock, without a par value, and 150,000,000 shares of Common Stock, $0.01 par value per share.

Recent Accounting Pronouncements
Income Taxes: In January of 2014, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or, if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2013, and must be applied prospectively. The adoption of this guidance on January 1, 2014 did not impact the Company's financial condition, results of operations, or liquidity.
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
Reporting Discontinued Operations: In April of 2014, the FASB issued guidance that requires an entity to report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity (1) meets the criteria to be classified as held for sale, (2) is disposed of by sale, or (3) is disposed of other than by sale. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2014, and must be applied prospectively. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Revenue from Contracts with Customers: In May of 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016, and must be applied either retrospectively or using the modified retrospective approach. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Transfers and Servicing: In June of 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

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

A summary of the Company's securities portfolio by category and maturity is presented in the following tables.

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$500	$1	$—	$501	$500	$—	$—	$500
Collateralized mortgage obligations (“CMOs”)	448,337	1,919	(8,791)	441,465	490,962	1,427	(16,621)	475,768
Other mortgage-backed securities (“MBSs”)	123,787	4,429	(724)	127,492	135,097	3,349	(2,282)	136,164
Municipal securities	432,187	13,319	(1,621)	443,885	457,318	9,673	(5,598)	461,393
Trust preferred collateralized debt obligations (“CDOs”)	45,023	—	(26,587)	18,436	46,532	—	(28,223)	18,309
Corporate debt securities	12,995	2,240	—	15,235	12,999	1,930	—	14,929
Equity securities:
Hedge fund investment	298	518	—	816	1,208	1,971	—	3,179
Other equity securities	2,606	87	(48)	2,645	2,498	75	(90)	2,483
Total equity securities	2,904	605	(48)	3,461	3,706	2,046	(90)	5,662
Total available- for-sale securities	$1,065,733	$22,513	$(37,771)	$1,050,475	$1,147,114	$18,425	$(52,814)	$1,112,725
Securities Held-to-Maturity
Municipal securities	$26,471	$605	$—	$27,076	$44,322	$—	$(935)	$43,387
Trading Securities				$18,231				$17,317

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$32,269	$31,437	$2,545	$2,603
After one year to five years	122,919	119,752	8,748	8,948
After five years to ten years	187,371	182,541	5,917	6,052
After ten years	148,146	144,327	9,261	9,473
Securities that do not have a single contractual maturity date	575,028	572,418	—	—
Total	$1,065,733	$1,050,475	$26,471	$27,076

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $864.6 million at June 30, 2014 and $755.3 million at December 31, 2013. No securities held-to-maturity were pledged as of June 30, 2014 or December 31, 2013.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. The following table presents net realized gains on securities.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gains on sales of securities:
Gross realized gains	$4,517	$216	$5,618	$216
Gross realized losses	—	—	—	—
Net realized gains on sales of securities	4,517	216	5,618	216
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	(28)	—
Portion of OTTI recognized in other comprehensive income (loss)	—	—	—	—
Net non-cash impairment charges	—	—	(28)	—
Net realized gains	$4,517	$216	$5,590	$216
Net trading gains (1)	$531	$214	$722	$1,250

(1)	All net trading gains relate to trading securities still held as of June 30, 2014 and June 30, 2013 and are included in other income in the Condensed Consolidated Statement of Income.

Net realized gains on sales of securities for the second quarter and first six months of 2014 were $4.5 million and $5.6 million, respectively. During the second quarter of 2014, we sold a CDO at a gain of $3.5 million and several municipal securities at gains of $468,000. In addition, during the first and second quarters of 2014, we sold a portion of the Company's hedge fund investment at gains of $1.1 million and $518,000, respectively.

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

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters and six months ended June 30, 2014 and 2013. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.

Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$32,450	$38,803	$32,422	$38,803
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	28	—
Losses on securities that did not previously have OTTI	—	—	—	—
Reduction for sales of securities (2)	(8,570)	(6,750)	(8,570)	(6,750)
Ending balance	$23,880	$32,053	$23,880	$32,053

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)
During the second quarter of 2014, one CDO with a carrying value of $1.3 million was sold. In addition, one CDO with a carrying value of zero was sold during the second quarter of 2013. These CDOs had OTTI of $8.6 million and $6.8 million, respectively, that were previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2014 and December 31, 2013.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2014
CMOs	54	$17,978	$158	$294,643	$8,633	$312,621	$8,791
Other MBSs	13	383	5	40,986	719	41,369	724
Municipal securities	107	—	—	67,326	1,621	67,326	1,621
CDOs	5	—	—	18,436	26,587	18,436	26,587
Equity securities	1	—	—	2,232	48	2,232	48
Total	180	$18,361	$163	$423,623	$37,608	$441,984	$37,771
As of December 31, 2013
CMOs	67	$338,064	$14,288	$57,269	$2,333	$395,333	$16,621
Other MBSs	19	57,311	2,281	356	1	57,667	2,282
Municipal securities	154	65,370	3,245	27,565	2,353	92,935	5,598
CDOs	6	—	—	18,309	28,223	18,309	28,223
Equity securities	1	2,168	90	—	—	2,168	90
Total	247	$462,913	$19,904	$103,499	$32,910	$566,412	$52,814

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of June 30, 2014 represents an OTTI related to credit deterioration. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of June 30, 2014 reflect the illiquidity of these structured investment vehicles. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. The Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 11, “Fair Value."

4.  LOANS

Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
Commercial and industrial	$2,073,018	$1,830,638
Agricultural	330,626	321,702
Commercial real estate:
Office, retail, and industrial	1,312,401	1,353,685
Multi-family	350,430	332,873
Construction	195,109	186,197
Other commercial real estate	798,324	807,071
Total commercial real estate	2,656,264	2,679,826
Total corporate loans	5,059,908	4,832,166
Home equity	485,085	427,020
1-4 family mortgages	241,156	275,992
Installment	57,308	44,827
Total consumer loans	783,549	747,839
Total loans, excluding covered loans	5,843,457	5,580,005
Covered loans (1)	104,867	134,355
Total loans	$5,948,324	$5,714,360
Deferred loan fees included in total loans	$4,051	$4,656
Overdrawn demand deposits included in total loans	3,980	5,047

(1)	For information on covered loans, refer to Note 5, “Acquired Loans.”

The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

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

Loan Sales
The table below summarizes the Company's loan sales for the quarter and six months ended June 30, 2014 and 2013.

Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
1-4 family mortgage loans
Proceeds from sales	$33,038	$29,084	$84,938	$85,007
Less book value of loans sold:
Loans originated with intent to sell	20,477	322	35,935	322
Loans held-for-investment	11,713	27,722	47,082	81,679
Total book value of loans sold	32,190	28,044	83,017	82,001
Net gains on sales of 1-4 family mortgages	$848	$1,040	$1,921	$3,006

The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 10, “Commitments, Guarantees, and Contingent Liabilities.”

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

Acquired Loans
(Dollar amounts in thousands)

	June 30, 2014			December 31, 2013
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
Purchased impaired loans	$75,864	$13,914	$89,778	$103,525	$15,608	$119,133
Other loans (1)	29,003	14,075	43,078	30,830	17,024	47,854
Total acquired loans	$104,867	$27,989	$132,856	$134,355	$32,632	$166,987

(1)	These loans did not meet the criteria to be accounted for as purchased impaired loans.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of June 30, 2014 and December 31, 2013.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$15,537	$28,958	$16,585	$37,051
Amortization	(818)	(908)	(2,134)	(2,232)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(629)	(1,512)	532	(2,454)
Payments received from the FDIC	(3,814)	(3,380)	(4,707)	(9,207)
Ending balance	$10,276	$23,158	$10,276	$23,158

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$32,010	$45,532	$36,792	$51,498
Accretion	(3,421)	(4,456)	(6,931)	(8,342)
Other (1)	6,563	6,028	5,291	3,948
Ending balance	$35,152	$47,104	$35,152	$47,104

(1)	Amount represents an increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of June 30, 2014 and December 31, 2013. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
June 30, 2014
Commercial and industrial	$2,059,868	$8,003	$5,147	$13,150	$2,073,018	$22,629	$2,207
Agricultural	330,207	86	333	419	330,626	363	—
Commercial real estate:
Office, retail, and industrial	1,293,378	5,459	13,564	19,023	1,312,401	16,423	—
Multi-family	348,353	625	1,452	2,077	350,430	1,572	231
Construction	187,761	2,271	5,077	7,348	195,109	5,077	—
Other commercial real estate	787,292	4,007	7,025	11,032	798,324	7,930	676
Total commercial real estate	2,616,784	12,362	27,118	39,480	2,656,264	31,002	907
Total corporate loans	5,006,859	20,451	32,598	53,049	5,059,908	53,994	3,114
Home equity	476,287	3,646	5,152	8,798	485,085	6,580	91
1-4 family mortgages	235,829	2,102	3,225	5,327	241,156	4,091	297
Installment	54,840	382	2,086	2,468	57,308	2,063	31
Total consumer loans	766,956	6,130	10,463	16,593	783,549	12,734	419
Total loans, excluding covered loans	5,773,815	26,581	43,061	69,642	5,843,457	66,728	3,533
Covered loans	78,725	6,286	19,856	26,142	104,867	13,060	8,464
Total loans	$5,852,540	$32,867	$62,917	$95,784	$5,948,324	$79,788	$11,997
December 31, 2013
Commercial and industrial	$1,814,660	$6,872	$9,106	$15,978	$1,830,638	$11,767	$393
Agricultural	321,156	134	412	546	321,702	519	—
Commercial real estate:
Office, retail, and industrial	1,335,027	2,620	16,038	18,658	1,353,685	17,076	1,315
Multi-family	330,960	318	1,595	1,913	332,873	1,848	—
Construction	180,083	23	6,091	6,114	186,197	6,297	—
Other commercial real estate	795,462	5,365	6,244	11,609	807,071	8,153	258
Total commercial real estate	2,641,532	8,326	29,968	38,294	2,679,826	33,374	1,573
Total corporate loans	4,777,348	15,332	39,486	54,818	4,832,166	45,660	1,966
Home equity	415,791	4,830	6,399	11,229	427,020	6,864	1,102
1-4 family mortgages	268,912	2,046	5,034	7,080	275,992	5,198	548
Installment	42,350	330	2,147	2,477	44,827	2,076	92
Total consumer loans	727,053	7,206	13,580	20,786	747,839	14,138	1,742
Total loans, excluding covered loans	5,504,401	22,538	53,066	75,604	5,580,005	59,798	3,708
Covered loans	94,211	2,232	37,912	40,144	134,355	20,942	18,081
Total loans	$5,598,612	$24,770	$90,978	$115,748	$5,714,360	$80,740	$21,789

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2014 and 2013 is presented in the table below.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended June 30, 2014
Beginning balance	$27,292	$13,106	$1,968	$5,656	$9,236	$11,945	$11,429	$1,616	$82,248
Charge-offs	(2,099)	(3,511)	(267)	(234)	(561)	(1,828)	(279)	—	(8,779)
Recoveries	259	290	2	2	89	213	277	—	1,132
Net charge-offs	(1,840)	(3,221)	(265)	(232)	(472)	(1,615)	(2)	—	(7,647)
Provision for loan and covered loan losses and other	3,742	1,946	345	(539)	(179)	2,110	(2,084)	—	5,341
Ending balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942
Quarter ended June 30, 2013
Beginning balance	$36,544	$10,695	$3,704	$4,667	$17,757	$11,997	$12,227	$2,866	$100,457
Charge-offs	(3,116)	(1,453)	(213)	(850)	(547)	(2,523)	(1,980)	—	(10,682)
Recoveries	573	35	30	5	329	413	3	—	1,388
Net charge-offs	(2,543)	(1,418)	(183)	(845)	(218)	(2,110)	(1,977)	—	(9,294)
Provision for loan and covered loan losses and other	(2,259)	2,580	(97)	348	(1,370)	2,480	4,131	—	5,813
Ending balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976
Six months ended June 30, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(5,779)	(4,594)	(357)	(895)	(2,332)	(3,856)	(524)	—	(18,337)
Recoveries	2,419	348	3	160	233	351	862	—	4,376
Net charge-offs	(3,360)	(4,246)	(354)	(735)	(2,099)	(3,505)	338	—	(13,961)
Provision for loan and covered loan losses and other	2,173	5,672	385	(696)	(133)	2,935	(3,554)	—	6,782
Ending balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942
Six months ended June 30, 2013
Beginning balance	$36,761	$11,432	$3,575	$5,242	$17,512	$12,862	$12,062	$3,366	$102,812
Charge-offs	(6,291)	(2,715)	(378)	(1,415)	(3,082)	(4,887)	(2,686)	—	(21,454)
Recoveries	2,662	37	35	5	1,361	520	11	—	4,631
Net charge-offs	(3,629)	(2,678)	(343)	(1,410)	(1,721)	(4,367)	(2,675)	—	(16,823)
Provision for loan and covered loan losses and other	(1,390)	3,103	192	338	378	3,872	4,994	(500)	10,987
Ending balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2014 and December 31, 2013.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Impaired	Total
June 30, 2014
Commercial, industrial, and agricultural	$21,726	$2,380,505	$1,413	$2,403,644	$2,539	$26,655	$—	$29,194
Commercial real estate:
Office, retail, and industrial	15,605	1,296,796	—	1,312,401	1,576	10,255	—	11,831
Multi-family	1,169	349,129	132	350,430	176	1,857	15	2,048
Construction	4,725	190,384	—	195,109	373	4,512	—	4,885
Other commercial real estate	5,748	789,203	3,373	798,324	913	7,672	—	8,585
Total commercial real estate	27,247	2,625,512	3,505	2,656,264	3,038	24,296	15	27,349
Total corporate loans	48,973	5,006,017	4,918	5,059,908	5,577	50,951	15	56,543
Consumer	—	774,553	8,996	783,549	—	11,887	553	12,440
Total loans, excluding covered loans	48,973	5,780,570	13,914	5,843,457	5,577	62,838	568	68,983
Covered loans:
Purchased impaired loans	—	—	75,864	75,864	—	—	8,743	8,743
Other loans	—	29,003	—	29,003	—	600	—	600
Total covered loans	—	29,003	75,864	104,867	—	600	8,743	9,343
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$48,973	$5,809,573	$89,778	$5,948,324	$5,577	$65,054	$9,311	$79,942
December 31, 2013
Commercial, industrial, and agricultural	$13,178	$2,137,440	$1,722	$2,152,340	$4,046	$26,335	$—	$30,381
Commercial real estate:
Office, retail, and industrial	26,348	1,327,337	—	1,353,685	214	10,191	—	10,405
Multi-family	1,296	331,445	132	332,873	18	1,999	—	2,017
Construction	5,712	180,485	—	186,197	178	6,138	—	6,316
Other commercial real estate	9,298	793,703	4,070	807,071	704	10,113	—	10,817
Total commercial real estate	42,654	2,632,970	4,202	2,679,826	1,114	28,441	—	29,555
Total corporate loans	55,832	4,770,410	5,924	4,832,166	5,160	54,776	—	59,936
Consumer	—	738,155	9,684	747,839	—	13,010	—	13,010
Total loans, excluding covered loans	55,832	5,508,565	15,608	5,580,005	5,160	67,786	—	72,946
Covered loans:
Purchased impaired loans	—	—	103,525	103,525	—	—	11,857	11,857
Other loans	—	30,830	—	30,830	—	702	—	702
Total covered loans	—	30,830	103,525	134,355	—	702	11,857	12,559
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$55,832	$5,539,395	$119,133	$5,714,360	$5,160	$70,104	$11,857	$87,121

Loans Individually Evaluated for Impairment

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2014 and December 31, 2013. Purchased impaired loans are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	June 30, 2014				December 31, 2013
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$3,381	$18,345	$38,524	$2,539	$10,047	$3,131	$25,887	$4,046
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	12,943	2,662	24,416	1,576	23,872	2,476	35,868	214
Multi-family	668	501	1,270	176	1,098	198	1,621	18
Construction	3,552	1,173	6,121	373	4,586	1,126	10,037	178
Other commercial real estate	2,996	2,752	8,891	913	7,553	1,745	11,335	704
Total commercial real estate	20,159	7,088	40,698	3,038	37,109	5,545	58,861	1,114
Total impaired loans individually evaluated for impairment	$23,540	$25,433	$79,222	$5,577	$47,156	$8,676	$84,748	$5,160

The average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2014 and 2013 is presented in the following table.

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$14,581	$29	$25,757	$1
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	20,098	6	23,662	6
Multi-family	1,424	2	1,009	—
Construction	4,788	—	6,397	—
Other commercial real estate	6,393	107	13,762	5
Total commercial real estate	32,703	115	44,830	11
Total impaired loans	$47,284	$144	$70,587	$12

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$14,113	$147	$24,429	$3
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	22,181	147	22,316	10
Multi-family	1,381	2	845	—
Construction	5,096	—	5,850	—
Other commercial real estate	7,361	115	13,353	8
Total commercial real estate	36,019	264	42,364	18
Total impaired loans	$50,132	$411	$66,793	$21

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of June 30, 2014 and December 31, 2013.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total

June 30, 2014
Commercial and industrial	$1,980,523	$50,036	$19,830	$22,629	$2,073,018
Agricultural	329,965	298	—	363	330,626
Commercial real estate:
Office, retail, and industrial	1,250,914	24,233	20,831	16,423	1,312,401
Multi-family	344,279	3,862	717	1,572	350,430
Construction	164,789	8,790	16,453	5,077	195,109
Other commercial real estate	758,821	16,218	15,355	7,930	798,324
Total commercial real estate	2,518,803	53,103	53,356	31,002	2,656,264
Total corporate loans	$4,829,291	$103,437	$73,186	$53,994	$5,059,908
December 31, 2013
Commercial and industrial	$1,780,194	$23,806	$14,871	$11,767	$1,830,638
Agricultural	320,839	344	—	519	321,702
Commercial real estate:
Office, retail, and industrial	1,284,394	28,677	23,538	17,076	1,353,685
Multi-family	326,901	3,214	910	1,848	332,873
Construction	153,949	8,309	17,642	6,297	186,197
Other commercial real estate	761,465	14,877	22,576	8,153	807,071
Total commercial real estate	2,526,709	55,077	64,666	33,374	2,679,826
Total corporate loans	$4,627,742	$79,227	$79,537	$45,660	$4,832,166

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $3.6 million as of June 30, 2014 and $2.8 million as of December 31, 2013.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
June 30, 2014
Home equity	$478,505	$6,580	$485,085
1-4 family mortgages	237,065	4,091	241,156
Installment	55,245	2,063	57,308
Total consumer loans	$770,815	$12,734	$783,549
December 31, 2013
Home equity	$420,156	$6,864	$427,020
1-4 family mortgages	270,794	5,198	275,992
Installment	42,751	2,076	44,827
Total consumer loans	$733,701	$14,138	$747,839

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2014 and December 31, 2013. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2014			As of December 31, 2013
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$2,724	$277	$3,001	$6,538	$2,121	$8,659
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	178	—	178	10,271	—	10,271
Multi-family	620	242	862	1,038	253	1,291
Construction	—	—	—	—	—	—
Other commercial real estate	448	188	636	4,326	291	4,617
Total commercial real estate	1,246	430	1,676	15,635	544	16,179
Total corporate loans	3,970	707	4,677	22,173	2,665	24,838
Home equity	836	517	1,353	787	512	1,299
1-4 family mortgages	891	476	1,367	810	906	1,716
Installment	—	—	—	—	—	—
Total consumer loans	1,727	993	2,720	1,597	1,418	3,015
Total loans	$5,697	$1,700	$7,397	$23,770	$4,083	$27,853

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of June 30, 2014 and there were $2.0 million in specific reserves related to TDRs as of December 31, 2013.

During the quarter and six months ended June 30, 2014, there were no material loans that were restructured. The following table presents a summary of loans that were restructured during the quarter and six months ended June 30, 2013.

Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended June 30, 2013
Commercial and industrial	2	$13,354	$—	$—	$—	$13,354
Office, retail, and industrial	3	386	—	—	—	386
Multi-family	5	1,275	—	57	—	1,332
Other commercial real estate	5	564	—	—	—	564
Home equity	1	125	—	—	—	125
Total TDRs restructured during the period	16	$15,704	$—	$57	$—	$15,761
Six months ended June 30, 2013
Commercial and industrial	4	$14,070	$—	$2	$—	$14,072
Office, retail, and industrial	4	601	30	—	—	631
Multi-family	5	1,275	—	57	—	1,332
Construction	2	508	—	—	—	508
Other commercial real estate	5	564	—	—	—	564
Home equity	1	125	—	—	—	125
1-4 family mortgages	1	132	—	4	—	136
Total TDRs restructured during the period	22	$17,275	$30	$63	$—	$17,368

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters and six months ended June 30, 2014 and 2013 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—	2	$125	1	$350
Other commercial real estate	—	—	1	198	—	—	3	354
Total	—	$—	1	$198	2	$125	4	$704

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2014 and 2013 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accruing
Beginning balance	$6,301	$2,587	$23,770	$6,867
Additions	75	2,091	75	3,526
Net payments received	(650)	(185)	(1,110)	(214)
Returned to performing status	—	—	(18,821)	(5,037)
Net transfers from non-accrual	(29)	3,794	1,783	3,145
Ending balance	5,697	8,287	5,697	8,287
Non-accrual
Beginning balance	1,920	10,405	4,083	10,924
Additions	—	13,670	—	13,842
Net payments received	(23)	(40)	(157)	(535)
Charge-offs	(152)	(985)	(186)	(1,788)
Transfers to OREO	(74)	—	(257)	(42)
Loans sold	—	(806)	—	(806)
Net transfers to accruing	29	(3,794)	(1,783)	(3,145)
Ending balance	1,700	18,450	1,700	18,450
Total TDRs	$7,397	$26,737	$7,397	$26,737

For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. TDRs that were returned to performing status totaled $18.8 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.

There were no material commitments to lend additional funds to borrowers with TDRs as of June 30, 2014 and December 31, 2013.

7. EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted earnings per share.

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$18,500	$16,176	$36,164	$30,818
Net income applicable to non-vested restricted shares	(230)	(219)	(455)	(431)
Net income applicable to common shares	$18,270	$15,957	$35,709	$30,387
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	74,322	74,017	74,235	73,942
Dilutive effect of common stock equivalents	11	7	12	8
Weighted-average diluted common shares outstanding	74,333	74,024	74,247	73,950
Basic earnings per common share	$0.25	$0.22	$0.48	$0.41
Diluted earnings per common share	$0.25	$0.22	$0.48	$0.41
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,177	1,447	1,246	1,520

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

8.  INCOME TAXES

The following table presents income tax expense and the effective income tax rate for the quarters ended June 30, 2014 and 2013.

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before income tax expense	$27,142	$24,131	$52,978	$45,066
Income tax expense:
Federal income tax expense	$6,727	$5,553	$13,005	$9,913
State income tax expense	1,915	2,402	3,809	4,335
Total income tax expense	$8,642	$7,955	$16,814	$14,248
Effective income tax rate	31.8%	33.0%	31.7%	31.6%

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

The decrease in the effective income tax rate of 31.8% for the second quarter of 2014 compared to 33.0% for the same period in 2013 was due primarily to a decrease in state income tax expense resulting from an increase in income exempt from state taxes and a decrease in statutory rates.

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
Fair Value Hedges

The Company hedges the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts are designated as fair value hedges.

Fair Value Hedges
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
Gross notional amount outstanding	$14,149	$14,730
Derivative liability fair value	(1,291)	(1,472)
Weighted-average interest rate received	2.06%	2.08%
Weighted-average interest rate paid	6.38%	6.39%
Weighted-average maturity (in years)	3.27	3.76
Fair value of assets needed to settle derivative transactions (1)	$1,319	$1,502

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and six months ended June 30, 2014 and 2013, fair value hedge ineffectiveness was not material.

Cash Flow Hedges

During the second quarter of 2014, the Company hedged $125.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $125.0 million of borrowed funds using two forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The two forward starting interest rate swaps begin on June 1, 2015 and June 1, 2016 and mature on June 1, 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
Gross notional amount outstanding	$250,000	$—
Derivative asset fair value	4	—
Derivative liability fair value	(202)	—
Weighted-average interest rate received	1.55%	—
Weighted-average interest rate paid	0.15%	—
Weighted-average maturity (in years)	4.90	—

The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive income on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge ineffectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarter ended June 30, 2014, there were no gains or losses related to cash flow hedge ineffectiveness. As of June 30, 2014, the Company estimates that $1.8 million will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months.

Other Derivative Instruments

The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $258,000 and $462,000 were recorded in noninterest income for the quarter and six months ended June 30, 2014, respectively. There were no transaction fees recorded for the second quarter of 2013 and $522,000 was recorded for the six months ended June 30, 2013.

Other Derivative Instruments
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
Gross notional amount outstanding	$350,669	$256,638
Derivative asset fair value	5,019	2,235
Derivative liability fair value	(5,019)	(2,235)
Fair value of assets needed to settle derivative transactions (1)	5,089	1,305

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment, such as commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2014 or December 31, 2013. The Company does not enter into derivative transactions for purely speculative purposes.

Credit Risk

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

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The following table presents the Company's derivatives and offsetting positions as of June 30, 2014 and December 31, 2013.

Offsetting Derivatives
(Dollar amounts in thousands)

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross amounts recognized	$5,023	$2,235	$6,512	$3,707
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	5,023	2,235	6,512	3,707
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(79)	(704)	(79)	(704)
Cash collateral pledged	—	—	(6,433)	(3,003)
Net credit exposure	$4,944	$1,531	$—	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.

As of June 30, 2014 and December 31, 2013, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2014 and December 31, 2013, the Company was not in violation of these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,140,571	$1,077,201
Commercial real estate	125,437	133,867
Home equity	283,761	268,311
Other commitments (1)	179,969	181,702
Total commitments to extend credit	$1,729,738	$1,661,081

Standby letters of credit	$110,715	$110,453
Recourse on assets sold:
Unpaid principal balance of loans sold	$179,981	$170,330
Carrying value of recourse obligation (2)	163	162

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended June 30, 2014 and 2013.

Legal Proceedings

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,369	$—	$—	$1,847	$—	$—
Mutual funds	16,862	—	—	15,470	—	—
Total trading securities	18,231	—	—	17,317	—	—
Securities available-for-sale:
U.S. Agency securities	—	501	—	—	500	—
CMOs	—	441,465	—	—	475,768	—
Other MBSs	—	127,492	—	—	136,164	—
Municipal securities	—	443,885	—	—	461,393	—
CDOs	—	—	18,436	—	—	18,309
Corporate debt securities	—	15,235	—	—	14,929	—
Hedge fund investment	—	816	—	—	3,179	—
Other equity securities	44	2,601	—	44	2,439	—
Total securities available-for-sale	44	1,031,995	18,436	44	1,094,372	18,309
Mortgage servicing rights (1)	—	—	1,885	—	—	1,893
Derivative assets (1)	—	5,023	—	—	2,235	—
Liabilities:
Derivative liabilities (2)	$—	$6,512	$—	$—	$3,707	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of June 30, 2014
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5
Characteristics:
Class	C-1	C-1	C-1	B1	C
Original par	$17,500	$15,000	$15,000	$15,000	$6,500
Amortized cost	7,140	5,598	12,377	13,729	6,179
Fair value	4,849	662	4,641	5,838	2,446
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	Ca
Number of underlying Issuers	43	54	57	58	75
Percent of Issuers currently performing	83.7%	79.6%	75.4%	55.2%	73.3%
Current deferral and default percent (1)	8.7%	11.4%	11.8%	29.8%	22.5%
Expected future deferral and default percent (2)	12.3%	12.0%	15.2%	22.3%	9.8%
Excess subordination percent (3)	—%	—%	—%	1.5%	11.4%
Discount rate risk adjustment (4)	12.5%	14.3%	13.3%	11.8%	12.3%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.2%	7.6%	4.4%	6.1%	3.5%
Probability of default	18.5%	23.1%	21.2%	28.3%	28.8%
Loss given default	88.2%	83.4%	89.4%	92.9%	96.2%
Probability of deferral cure	23.2%	17.7%	31.3%	41.1%	27.6%

(1)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.

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

A rollforward of the carrying value of CDOs for the quarters and six months ended June 30, 2014 and 2013 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$21,666	$12,924	$18,309	$12,129
Change in other comprehensive income (loss) (1)	(1,721)	1,993	1,636	2,788
Purchases, sales, issuances, settlements, and paydowns (2)	(1,509)	—	(1,509)	—
Ending balance	$18,436	$14,917	$18,436	$14,917
Change in unrealized losses recognized in earnings related to securities still held at end of period	$—	$—	$—	$—

(1)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.

(2)	During the second quarter of 2014, one CDO with a carrying value of $1.3 million was sold. In addition, one CDO with a carrying value of zero was sold during the second quarter of 2013.

Mortgage Servicing Rights

The Company services loans for others totaling $219.3 million as of June 30, 2014 and $214.5 million as of December 31, 2013. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 21, “Fair Value,” in the Company’s 2013 10-K.

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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$23,111	$—	$—	$13,103
OREO (2)	—	—	16,266	—	—	13,347
Loans held-for-sale (3)	—	—	21,125	—	—	4,739
Assets held-for-sale (4)	—	—	4,318	—	—	4,027

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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
Loans Held-for-Sale
As of June 30, 2014, loans held-for-sale consisted of 1-4 family mortgage loans, which were originated with the intent to sell, and one commercial real estate credit relationship, which was transferred to the held-for-sale category at the contract price. Accordingly, these loans are classified in level 3 of the fair value hierarchy. As of December 31, 2013, loans held-for-sale consists of 1-4 family mortgage loans and one commercial real estate loan.
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

Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$155,099	$155,099	$110,417	$110,417
Interest-bearing deposits in other banks	2	322,874	322,874	476,824	476,824
Securities held-to-maturity	2	26,471	27,076	44,322	43,387
FHLB and Federal Reserve Bank stock	2	35,588	35,588	35,161	35,161
Net loans	3	5,869,998	5,775,061	5,628,855	5,544,146
FDIC indemnification asset	3	10,276	2,464	16,585	7,829
Investment in BOLI	3	194,502	194,502	193,167	193,167
Accrued interest receivable	3	23,633	23,633	25,735	25,735
Other interest earning assets	3	5,117	5,297	6,550	6,809
Liabilities:
Deposits	2	$6,895,250	$6,892,876	$6,766,101	$6,765,404
Borrowed funds	2	104,201	104,201	224,342	226,839
Senior and subordinated debt	1	190,996	193,628	190,932	201,147
Accrued interest payable	2	2,164	2,164	2,400	2,400

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

Investment in BOLI - The fair value of the investment in BOLI approximates the carrying amount as both are based on each policy's respective cash surrender value ("CSV"), which is the amount the Company would receive from liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company's initial insurance premium and earnings of the underlying assets, offset by management fees.

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

12.  SUBSEQUENT EVENTS

On July 7, 2014, the Company entered into a definitive agreement to acquire the south suburban Chicago-based Great Lakes Financial Resources, Inc., the holding company for Great Lakes Bank, National Association. As part of the acquisition, the Company will acquire eight locations, approximately $490 million in deposits, and $234 million in loans. The merger consideration will be a combination of Company stock and cash, with an overall transaction value of approximately $58.0 million, subject to certain adjustments based on the stock price of the Company prior to closing. The acquisition is subject to approval by the stockholders of Great Lakes Financial Resources, Inc., customary regulatory approvals, and certain closing conditions, and is expected to close before the end of 2014.

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

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and six months ended June 30, 2014 and 2013. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2013 Annual Report on Form 10-K (“2013 10-K”). The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of future results.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as “may,” “might,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “probable,” “potential,” “possible,” or “continue” and words of similar import. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, pending acquisition transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our 2013 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which may affect the amounts reported in the financial statements.
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

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Results
Interest income	$72,003	$71,753	$141,693	$142,798
Interest expense	5,696	6,823	11,691	14,020
Net interest income	66,307	64,930	130,002	128,778
Provision for loan and covered loan losses	5,341	5,813	6,782	11,487
Noninterest income	31,193	27,441	58,443	55,016
Noninterest expense	65,017	62,427	128,685	127,241
Income before income tax expense	27,142	24,131	52,978	45,066
Income tax expense	8,642	7,955	16,814	14,248
Net income	$18,500	$16,176	$36,164	$30,818
Weighted-average diluted common shares outstanding	74,333	74,024	74,247	73,950
Diluted earnings per common share	$0.25	$0.22	$0.48	$0.41
Performance Ratios (1)
Return on average common equity	7.08%	6.66%	7.03%	6.42%
Return on average assets	0.88%	0.79%	0.87%	0.76%
Net interest margin – tax equivalent	3.65%	3.70%	3.63%	3.73%
Efficiency ratio (2)	63.60%	64.27%	65.09%	65.38%

(1)	All ratios are presented on an annualized basis.

(2)
The efficiency ratio expresses noninterest expense, excluding other real estate owned (“OREO”) expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains, and tax-equivalent adjusted BOLI income. Net securities gains are excluded from the efficiency ratio. The $2.1 million loss on the prepayment of Federal Home Loan Bank ("FHLB") advances and $830,000 of acquisition-related expenses are excluded from the efficiency ratio for the quarter and six months ended June 30, 2014.

	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014 Change From
				December 31, 2013	June 30, 2013
Balance Sheet Highlights
Total assets	$8,305,247	$8,253,407	$8,343,325	$51,840	$(38,078)
Total loans, excluding covered loans	5,843,457	5,580,005	5,287,565	263,452	555,892
Total loans, including covered loans	5,948,324	5,714,360	5,459,426	233,964	488,898
Total deposits	6,895,250	6,766,101	6,866,747	129,149	28,503
Transactional deposits	5,748,699	5,558,318	5,555,489	190,381	193,210
Loans-to-deposits ratio	86.3%	84.5%	79.5%
Transactional deposits to total deposits	83.4%	82.1%	80.9%

	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014 Change From
				December 31, 2013	June 30, 2013
Asset Quality Highlights
Non-accrual loans (1)	$66,728	$59,798	$89,193	$6,930	$(22,465)
90 days or more past due loans (still accruing interest) (1)	3,533	3,708	3,832	(175)	(299)
Total non-performing loans (1)	70,261	63,506	93,025	6,755	(22,764)
Accruing troubled debt restructurings ("TDRs") (1)	5,697	23,770	8,287	(18,073)	(2,590)
OREO (1)	30,331	32,473	39,497	(2,142)	(9,166)
Total non-performing assets (1)	$106,289	$119,749	$140,809	$(13,460)	$(34,520)
30-89 days past due loans (still accruing interest) (1)	$24,167	$20,742	$21,756	$3,425	$2,411
Performing potential problem loans (1)(2)	173,005	155,954	190,877	17,051	(17,872)
Allowance for credit losses	79,942	87,121	96,976	(7,179)	(17,034)
Allowance for credit losses to loans	1.34%	1.52%	1.78%
Allowance for credit losses to loans (1)	1.21%	1.34%	1.56%
Allowance for credit losses to non-accrual loans (1)	105.80%	124.69%	92.60%

(1)
Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

(2)	Total performing potential problem loans excludes accruing TDRs of $3.6 million as of June 30, 2014, $2.8 million as of December 31, 2013, and $2.8 million as of June 30, 2013.

Net income for the second quarter of 2014 was $18.5 million, or $0.25 per share, compared to $16.2 million, or $0.22 per share, for the second quarter of 2013. For the first six months of 2014, net income was $36.2 million, or $0.48 per share, compared to $30.8 million, or $0.41 per share, for the same period in 2013.

The growth in net income from the second quarter of 2013 resulted primarily from a $1.4 million rise in net interest income and a $3.8 million increase in noninterest income. For the first six months of 2014, the rise in net income benefited from a $3.4 million increase in noninterest income as well as a $4.7 million reduction in the provision for loan and covered loan losses. Compared to both prior periods, growth in noninterest income more than offset higher levels of noninterest expense that included $830,000 of expenses related to recently announced, pending acquisitions. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."

Total loans, excluding covered loans, of $5.8 billion rose by $263.5 million, or 9.4% on an annualized basis, from December 31, 2013. Both corporate and consumer loan portfolios continue to benefit from well-balanced growth distributed across the majority of the categories, reflecting credits of varying size within our market footprint.

Non-performing assets, excluding covered loans and covered OREO, decreased $13.5 million, or 11.2%, from December 31, 2013, due primarily to lower levels of accruing TDRs. Non-accrual loans increased $6.9 million from December 31, 2013 and declined $22.5 million from June 30, 2013. Two accruing TDRs totaling $18.8 million were returned to performing status due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. Performing potential problem loans were 3.42% of corporate loans at June 30, 2014, compared to 3.23% at December 31, 2013 and 4.16% at June 30, 2013. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of our loan portfolio, non-accrual loans, 90 days past due loans, TDRs, OREO, and performing potential problem loans.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2014 and 2013, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2014 and 2013.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$532,900	$369	0.28	$674,849	$468	0.28	$(69)	$(30)	$(99)
Trading securities	17,913	28	0.63	15,610	24	0.61	4	—	4
Investment securities (2)	1,113,201	10,256	3.69	1,256,813	10,164	3.23	(421)	513	92
FHLB and Federal Reserve Bank stock	35,517	348	3.92	40,998	342	3.34	(20)	26	6
Loans (2)(3)	5,902,953	63,901	4.34	5,383,891	63,829	4.76	4,954	(4,882)	72
Total interest-earning assets (2)	7,602,484	74,902	3.95	7,372,161	74,827	4.07	4,448	(4,373)	75
Cash and due from banks	117,108			124,996
Allowance for loan and covered loan losses	(79,071)			(98,006)
Other assets	776,148			860,502
Total assets	$8,416,669			$8,259,653
Liabilities and Stockholders’ Equity:
Savings deposits	$1,189,722	203	0.07	$1,144,093	208	0.07	8	(13)	(5)
NOW accounts	1,196,712	152	0.05	1,166,227	168	0.06	4	(20)	(16)
Money market deposits	1,334,700	365	0.11	1,274,062	434	0.14	22	(91)	(69)
Time deposits	1,168,898	1,791	0.61	1,331,499	2,193	0.66	(256)	(146)	(402)
Borrowed funds	164,605	169	0.41	204,449	385	0.76	(153)	(63)	(216)
Senior and subordinated debt	190,981	3,016	6.33	214,828	3,435	6.41	(377)	(42)	(419)
Total interest-bearing liabilities	5,245,618	5,696	0.44	5,335,158	6,823	0.51	(752)	(375)	(1,127)
Demand deposits	2,069,781			1,880,476
Other liabilities	66,681			83,518
Stockholders’ equity - common	1,034,589			960,501
Total liabilities and stockholders’ equity	$8,416,669			$8,259,653
Net interest income/margin (2)		$69,206	3.65		$68,004	3.70	$5,200	$(3,998)	$1,202
Net interest income (GAAP)		$66,307			$64,930
Tax equivalent adjustment		2,899			3,074
Tax-equivalent net interest income		$69,206			$68,004

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

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$535,007	$751	0.28	$629,761	$902	0.29	$(88)	$(64)	$(152)
Trading securities	17,693	56	0.63	14,987	60	0.80	20	(24)	(4)
Investment securities (2)	1,140,351	20,658	3.62	1,216,163	20,104	3.31	(1,030)	1,584	554
FHLB and Federal Reserve Bank stock	35,341	683	3.87	44,098	681	3.09	(8)	10	2
Loans (2)(3)	5,813,203	125,420	4.35	5,377,995	127,279	4.77	8,207	(10,066)	(1,859)
Total interest-earning assets (2)	7,541,595	147,568	3.94	7,283,004	149,026	4.12	7,101	(8,560)	(1,459)
Cash and due from banks	114,319			117,576
Allowance for loan and covered loan losses	(82,878)			(98,543)
Other assets	776,913			863,961
Total assets	$8,349,949			$8,165,998
Liabilities and Stockholders’ Equity:
Savings deposits	$1,174,765	405	0.07	$1,125,755	455	0.08	21	(71)	(50)
NOW accounts	1,189,047	322	0.05	1,155,912	343	0.06	11	(32)	(21)
Money market deposits	1,323,412	785	0.12	1,262,712	904	0.14	46	(165)	(119)
Time deposits	1,182,598	3,596	0.61	1,352,894	4,621	0.69	(548)	(477)	(1,025)
Borrowed funds	193,388	552	0.58	202,183	827	0.82	(175)	(100)	(275)
Senior and subordinated debt	190,965	6,031	6.37	214,812	6,870	6.45	(754)	(85)	(839)
Total interest-bearing liabilities	5,254,175	11,691	0.45	5,314,268	14,020	0.53	(1,399)	(930)	(2,329)
Demand deposits	1,999,426			1,811,036
Other liabilities	71,299			86,379
Stockholders’ equity - common	1,025,049			954,315
Total liabilities and stockholders’ equity	$8,349,949			$8,165,998
Net interest income/margin (2)		$135,877	3.63		$135,006	3.73	$8,500	$(7,630)	$870
Net interest income (GAAP)		$130,002			$128,778
Tax equivalent adjustment		5,875			6,228
Tax-equivalent net interest income		$135,877			$135,006

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

Total interest-earning assets for the second quarter of 2014 increased by $230.3 million from the second quarter of 2013 and $258.6 million for the first six months of 2014 compared to the same period in 2013. The rise compared to both prior periods was driven by growth in the loan portfolio, which was funded by other interest-earning assets, cash flows from maturities of investment securities, and the increase in core deposits, which consists of demand, savings, NOW accounts, and money market deposits.

The reduction in interest-bearing liabilities for both periods resulted primarily from lower levels of time deposits and the repurchase and retirement of $24.0 million of junior subordinated debentures with a rate of 6.95% during the fourth quarter of 2013, which mitigated the impact of the rise in interest-bearing transaction deposits. The decline in borrowed funds resulted from the prepayment of $114.6 million of FHLB advances with a weighted-average rate of 1.33% during the second quarter of 2014. Growth in demand deposits also contributed to the increase in total funding sources.

Growth in core deposits of $326.1 million and $331.2 million for the second quarter of 2014 and first six months of 2014, respectively, compared to both prior periods was driven by an increase in the average balances of select customer segments. This growth more than offset the decline in higher-cost time deposits and borrowed funds.

Tax-equivalent net interest margin for the second quarter and first six months of 2014 was 3.65% and 3.63%, respectively, a decline of 5 basis points from the second quarter of 2013 and 10 basis points from the first six months of 2013. The reduction in net interest margin compared to both prior periods reflects the decrease in the yield on loans driven by the flattening of the yield curve, the competitive market environment, and a continued shift in the loan mix to floating rate loans. This decline was partially offset by higher yields on investment securities, a reduction in higher cost borrowed funds, and growth in core deposits. Compared to the second quarter of 2013, the decrease in loan yield was partially mitigated by an increase in the yield on covered interest-earning assets.

Noninterest Income

A summary of noninterest income for the quarters and six months ended June 30, 2014 and 2013 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Service charges on deposit accounts	$8,973	$9,118	(1.6)	$16,993	$17,795	(4.5)
Wealth management fees	6,552	6,126	7.0	13,009	11,965	8.7
Card-based fees (1)	5,969	5,547	7.6	11,304	10,623	6.4
Merchant servicing fees (2)	2,916	2,899	0.6	5,625	5,453	3.2
Mortgage banking income	959	1,010	(5.0)	2,074	2,978	(30.4)
Other service charges, commissions, and fees (2)	1,639	1,308	25.3	3,052	2,952	3.4
Total fee-based revenues	27,008	26,008	3.8	52,057	51,766	0.6
Net securities gains	4,517	216	N/M	5,590	216	N/M
Loss on early extinguishment of debt	(2,059)	—	N/M	(2,059)	—	N/M
Other income (3)(5)	1,196	1,003	19.2	2,133	1,784	19.6
Net trading gains (4)(5)	531	214	N/M	722	1,250	(42.2)
Total noninterest income	$31,193	$27,441	13.7	$58,443	$55,016	6.2

N/M - Not meaningful.

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

Fee-based revenues continue to be strong driven by increases in wealth management fees, card-based fees, and merchant servicing fees. Total noninterest income of $31.2 million grew $3.8 million, or 13.7%, compared to the second quarter of 2013. For the first six months of 2014, total noninterest income rose 6.2%, from the same period in 2013.

A lower volume of non-sufficient funds transactions contributed to the decrease in service charges on deposit accounts compared to the six months ended June 30, 2013.

Wealth management fees increased 7.0% from the second quarter of 2013 and 8.7% from the first six months of 2013 due to a 15.4% rise in assets under management driven by new customer relationships.

Compared to both prior periods presented, the growth in card-based fees was due to increased transaction volumes.

During the second quarter and first six months of 2014, we sold $32.2 million and $83.0 million of 1-4 family mortgage loans, respectively, compared to $28.0 million and $82.0 million of loans sold during the same periods in 2013. Lower market pricing contributed to the decline in mortgage banking income compared to the prior year periods.

Net securities gains during the second quarter of 2014 resulted from a $3.5 million gain on the sale of a non-accrual CDO, a $518,000 gain on the sale of a portion of the Company's hedge fund investment, and a $468,000 gain on the sale of municipal securities.

The $2.1 million loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances with a weighted average rate of 1.33% during the second quarter of 2014.

Noninterest Expense

A summary of noninterest expense for the quarters and six months ended June 30, 2014 and 2013 is presented in the following table.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Salaries and employee benefits:
Salaries and wages	$27,853	$26,553	4.9	$55,050	$54,392	1.2
Nonqualified plan expense (1)	550	267	N/M	736	1,391	(47.1)
Retirement and other employee benefits	6,158	6,101	0.9	12,266	13,707	(10.5)
Total salaries and employee benefits	34,561	32,921	5.0	68,052	69,490	(2.1)
Net occupancy and equipment expense	7,672	7,793	(1.6)	17,063	15,940	7.0
Professional services:
Loan remediation costs	2,238	2,547	(12.1)	4,229	4,686	(9.8)
Other professional services	4,279	3,048	40.4	7,677	6,127	25.3
Professional services	6,517	5,595	16.5	11,906	10,813	10.1
Technology and related costs	3,104	2,884	7.6	6,178	5,367	15.1
Net OREO expense	1,569	1,084	44.7	3,125	2,883	8.4
Advertising and promotions (2)	2,307	2,033	13.5	3,920	3,443	13.9
Merchant card expense (2)	2,383	2,321	2.7	4,596	4,365	5.3
Cardholder expenses (2)	1,081	1,043	3.6	2,095	1,972	6.2
Other expenses (2)	5,823	6,753	(13.8)	11,750	12,968	(9.4)
Total noninterest expense	$65,017	$62,427	4.1	$128,685	$127,241	1.1
Efficiency ratio (3)	63.60%	64.27%		65.09%	65.38%

N/M - Not meaningful.

(1)
Nonqualified plan expense results from changes in the Company's obligation to participants under deferred compensation agreements and is substantially offset by earnings on related assets, which are reported as net trading gains and included in noninterest income.

(2)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(3)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains, and tax-equivalent adjusted BOLI income. Net securities gains are excluded from the efficiency ratio. The $2.1 million loss on the prepayment of FHLB advances and $830,000 of acquisition-related expenses are excluded from the efficiency ratio for the quarter and six months ended June 30, 2014.

The Company's efficiency ratio improved from 64.27% for the second quarter of 2013 to 63.60% compared to the same period in 2014. Total noninterest expense for the second quarter of 2014 increased 4.1% from the second quarter of 2013 and 1.1% for the first six months of 2014 compared to the same period in 2013. The rise in total noninterest expense compared to both prior periods presented was impacted by costs associated with increased sales production and $830,000 in professional services expenses related to the recently announced, pending acquisitions. Excluding these acquisition-related expenses, total noninterest expense approximated the first six months of 2013.

Compared to both prior periods presented, the increase in salaries and wages expense resulted primarily from the timing of certain incentive compensation accruals.

Retirement and other employee benefits expense decreased compared to the first six months of 2013 primarily resulting from the changes to the Company's defined benefit pension plan instituted in the second quarter of 2013, which was partially offset by an increase in other employee benefit accruals.

Net occupancy and equipment expense was elevated in the first quarter of 2014 due to higher utilities and snow removal costs during the first quarter of 2014.

Compared to both prior periods presented, the decrease in loan remediation costs was driven by lower servicing costs for our covered loan portfolio and a reduction in real estate taxes paid to preserve the Company's rights to collateral associated with problem loans.

As discussed above, increased legal expenses primarily related to acquisition activity drove the rise in other professional services expense for the second quarter and first six months of 2014 compared to the same periods in 2013. Higher levels of personnel recruitment expenses also contributed to the increase compared to the first six months of 2013.

The increase in net OREO expense compared to the second quarter of 2013 was driven by higher levels of OREO valuation adjustments recorded in the second quarter of 2014, which was partially offset by a decrease in closing cost expenses from fewer sales.

Advertising and promotions expense increased from the second quarter and first six months of 2013 due to the timing of certain advertising costs.

Higher levels of other expenses in the second quarter and first six months of 2013 resulted from recording $750,000 and $1.5 million, respectively, in adjusted amortization of the FDIC indemnification asset. No adjusted amortization of the FDIC indemnification asset was required during 2014 based on management's current estimates of future cash flows on covered loans.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before income tax expense	$27,142	$24,131	$52,978	$45,066
Income tax expense:
Federal income tax expense	$6,727	$5,553	$13,005	$9,913
State income tax expense	1,915	2,402	3,809	4,335
Total income tax expense	$8,642	$7,955	$16,814	$14,248
Effective income tax rate	31.8%	33.0%	31.7%	31.6%

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

The decrease in the effective income tax rate of 31.8% for the second quarter of 2014 compared to 33.0% for the same period in 2013 was due primarily to a decrease in state income tax expense, resulting from an increase in income exempt from state taxes and a decrease in statutory rates.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	June 30, 2014				December 31, 2013
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$500	$1	$501	0.1	$500	$—	$500	—
Collateralized mortgage obligations ("CMOs")	448,337	(6,872)	441,465	41.0	490,962	(15,194)	475,768	41.2
Other mortgage-backed securities ("MBSs")	123,787	3,705	127,492	11.8	135,097	1,067	136,164	11.8
Municipal securities	432,187	11,698	443,885	41.2	457,318	4,075	461,393	39.9
CDOs	45,023	(26,587)	18,436	1.7	46,532	(28,223)	18,309	1.6
Corporate debt securities	12,995	2,240	15,235	1.4	12,999	1,930	14,929	1.3
Equity securities	2,904	557	3,461	0.3	3,706	1,956	5,662	0.5
Total available-for- sale securities	1,065,733	(15,258)	1,050,475	97.5	1,147,114	(34,389)	1,112,725	96.3
Securities Held-to-Maturity
Municipal securities	26,471	605	27,076	2.5	44,322	(935)	43,387	3.7
Total securities	$1,092,204	$(14,653)	$1,077,551	100.0	$1,191,436	$(35,324)	$1,156,112	100.0

Portfolio Composition

As of June 30, 2014, our securities portfolio totaled $1.1 billion, decreasing 6.8% compared to December 31, 2013. The reduction in CMOs and municipal securities from December 31, 2013 resulted from maturities, calls, and prepayments of $82.8 million, which were offset by purchases of $11.1 million.

Approximately 96.5% of our available-for-sale securities portfolio is comprised of U.S. agency securities, CMOs, other MBSs, and municipal securities. The remainder of the portfolio consists of five CDOs with a total fair value of $18.4 million and miscellaneous other securities with fair values of $18.7 million.

Investments in municipal securities comprised 42.3%, or $443.9 million, of the total available-for-sale securities portfolio at June 30, 2014. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	June 30, 2014			December 31, 2013
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	1.74%	1.75	0.49%	2.23%	2.25	0.49%
CMOs	3.85%	3.87	1.83%	4.48%	4.26	1.86%
Other MBSs	3.33%	4.35	2.94%	3.93%	4.85	2.45%
Municipal securities	3.79%	2.76	5.52%	5.11%	3.27	5.53%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	4.73%	6.87	6.40%	4.86%	7.18	6.39%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	3.77%	3.49	3.59%	4.68%	3.95	3.52%
Securities Held-to-Maturity
Municipal securities	5.77%	8.34	4.45%	6.50%	11.84	5.47%
Total securities	3.82%	3.61	3.61%	4.75%	4.26	3.60%

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

Effective Duration

The average life and effective duration of our available-for-sale securities portfolio as of June 30, 2014 declined from the December 31, 2013 metrics due to maturities of investment securities that were not reinvested in the securities portfolio. The yield to maturity of our available-for-sale securities portfolio as of June 30, 2014 is consistent with the December 31, 2013 metrics.

Securities Gains and Losses

Net securities gains for the second quarter and first six months of 2014 were $4.5 million and $5.6 million, respectively. During the second quarter of 2014, we sold a non-accrual CDO with a carrying value of $1.3 million at a gain of $3.5 million and $5.0 million of municipal securities at gains totaling $468,000. In addition, we sold a portion of the Company's hedge fund investment at gains of $1.1 million and $518,000, respectively. There were no impairment charges recognized during the second quarter and first six months of 2014.

Net securities gains for the second quarter and first six months of 2013 were $216,000, resulting from sales of $19.5 million in CMOs, other MBSs, and a CDO.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses were $15.3 million at June 30, 2014 compared to $34.4 million at December 31, 2013.

Net unrealized losses in the CMO portfolio totaled $6.9 million at June 30, 2014 compared to $15.2 million at December 31, 2013. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on this type of security as of June 30, 2014 represents other-than-temporary securities impairment ("OTTI") since the unrealized losses are not believed to be attributed to credit quality.

As of June 30, 2014, net unrealized gains in the municipal securities portfolio totaled $11.7 million compared to $4.1 million as of December 31, 2013. Net unrealized gains on municipal securities include unrealized losses of $1.6 million at June 30, 2014. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized losses on these securities declined from $28.2 million at December 31, 2013 to $26.6 million at June 30, 2014. We do not believe the unrealized losses on the CDOs as of June 30, 2014 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is based on discounted cash flow analyses as described in Note 11 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.6% of total loans, excluding covered loans, at June 30, 2014. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

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

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 41.1% of total loans, excluding covered loans, and totaled $2.4 billion at June 30, 2014, an increase of $251.3 million, or 23.4% annualized, from December 31, 2013. Our commercial and industrial loans are a diverse group of loans to community-based and middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. As part of the underwriting process, the Company examines projected cash flows, financial statement stability, and the value of the underlying collateral. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid through cash flows of the farming operation.

Commercial Real Estate Loans

Commercial real estate loans represent 45.5% of total loans, excluding covered loans, and totaled $2.7 billion at June 30, 2014, consistent with December 31, 2013. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and represent varying types across our market footprint.

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

Consumer Loans

Consumer loans represent 13.4% of total loans, excluding covered loans, and totaled $783.5 million at June 30, 2014, an increase of $35.7 million from December 31, 2013. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation (“FICO”). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2014	% of Total	December 31, 2013	% of Total	Annualized % Change
Commercial and industrial	$2,073,018	35.5	$1,830,638	32.8	26.5
Agricultural	330,626	5.6	321,702	5.8	5.5
Commercial real estate:
Office	444,956	7.6	459,202	8.2	(6.2)
Retail	377,427	6.5	392,576	7.0	(7.7)
Industrial	490,018	8.4	501,907	9.0	(4.7)
Multi-family	350,430	6.0	332,873	6.0	10.5
Construction	195,109	3.3	186,197	3.3	9.6
Other commercial real estate	798,324	13.7	807,071	14.5	(2.2)
Total commercial real estate	2,656,264	45.5	2,679,826	48.0	(1.8)
Total corporate loans	5,059,908	86.6	4,832,166	86.6	9.4
Home equity	485,085	8.3	427,020	7.7	27.2
1-4 family mortgages	241,156	4.1	275,992	4.9	(25.2)
Installment	57,308	1.0	44,827	0.8	55.7
Total consumer loans	783,549	13.4	747,839	13.4	9.6
Total loans, excluding covered loans	5,843,457	100.0	5,580,005	100.0	9.4
Covered loans	104,867		134,355		(43.9)
Total loans	$5,948,324		$5,714,360		8.2

Total loans, excluding covered loans, of $5.8 billion rose by $263.5 million, or 9.4% on an annualized basis, from December 31, 2013. Both corporate and consumer loan portfolios continue to benefit from well-balanced growth distributed across the majority of loan categories, reflecting credits of varying size within our market footprint. Strong growth in the commercial and industrial and agricultural loan categories reflects the impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.

During the six months ended June 30, 2014, total consumer loans grew 9.6% on an annualized basis from December 31, 2013. The 1-4 family mortgage portfolio reflects the sale of $83.0 million of 1-4 family mortgage loans. Compared to December 31, 2013, the 27.2% annualized increase in the home equity portfolio reflects organic growth and the purchase of $48.7 million of high quality, shorter-duration, floating rate loans.

The following table presents commercial real estate loan detail.

Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	June 30, 2014	% of Total	December 31, 2013	% of Total
Office, retail, and industrial:
Office	$444,956	16.8	$459,202	17.1
Retail	377,427	14.2	392,576	14.7
Industrial	490,018	18.4	501,907	18.7
Total office, retail, and industrial	1,312,401	49.4	1,353,685	50.5
Multi-family	350,430	13.2	332,873	12.4
Construction	195,109	7.3	186,197	7.0
Other commercial real estate
Rental properties	109,498	4.1	112,887	4.2
Service stations and truck stops	72,333	2.7	83,237	3.1
Warehouses and storage	127,423	4.8	122,325	4.6
Hotels	54,811	2.1	62,451	2.3
Restaurants	72,027	2.7	79,809	3.0
Automobile dealers	35,149	1.3	37,504	1.4
Recreational	51,896	2.0	56,327	2.1
Religious	31,085	1.2	32,614	1.2
Multi-use properties	149,360	5.6	118,351	4.4
Other	94,742	3.6	101,566	3.8
Total other commercial real estate	798,324	30.1	807,071	30.1
Total commercial real estate	$2,656,264	100.0	$2,679,826	100.0
Owner-occupied commercial real estate loans, excluding multi-family and construction loans	$878,972		$933,151
Owner-occupied as a percent of total, excluding multi-family and construction loans	41.6%		43.2%

Commercial real estate loans represent 45.5% of total loans, excluding covered loans. Nearly half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. The mix of properties securing the loans in our commercial real estate portfolio continues to be balanced between owner-occupied and investor categories as of June 30, 2014.

Non-performing Assets and Performing Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part 1, Item 1 of this Form 10-Q.

Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of June 30, 2014
Commercial and industrial	$2,073,018	$2,037,767	$7,691	$2,207	$2,724	$22,629
Agricultural	330,626	330,177	86	—	—	363
Commercial real estate:
Office	444,956	438,583	4,541	—	—	1,832
Retail	377,427	367,606	467	—	—	9,354
Industrial	490,018	484,603	—	—	178	5,237
Multi-family	350,430	347,382	625	231	620	1,572
Construction	195,109	187,761	2,271	—	—	5,077
Other commercial real estate	798,324	786,032	3,238	676	448	7,930
Total commercial real estate	2,656,264	2,611,967	11,142	907	1,246	31,002
Total corporate loans	5,059,908	4,979,911	18,919	3,114	3,970	53,994
Home equity	485,085	474,543	3,035	91	836	6,580
1-4 family mortgages	241,156	234,046	1,831	297	891	4,091
Installment	57,308	54,832	382	31	—	2,063
Total consumer loans	783,549	763,421	5,248	419	1,727	12,734
Total loans, excluding covered loans	5,843,457	5,743,332	24,167	3,533	5,697	66,728
Covered loans	104,867	77,057	6,286	8,464	—	13,060
Total loans	$5,948,324	$5,820,389	$30,453	$11,997	$5,697	$79,788
As of December 31, 2013
Commercial and industrial	$1,830,638	$1,805,516	$6,424	$393	$6,538	$11,767
Agricultural	321,702	321,123	60	—	—	519
Commercial real estate:
Office	459,202	455,547	1,200	731	—	1,724
Retail	392,576	385,234	939	272	624	5,507
Industrial	501,907	481,766	337	312	9,647	9,845
Multi-family	332,873	329,669	318	—	1,038	1,848
Construction	186,197	179,877	23	—	—	6,297
Other commercial real estate	807,071	789,517	4,817	258	4,326	8,153
Total commercial real estate	2,679,826	2,621,610	7,634	1,573	15,635	33,374
Total corporate loans	4,832,166	4,748,249	14,118	1,966	22,173	45,660
Home equity	427,020	413,912	4,355	1,102	787	6,864
1-4 family mortgages	275,992	267,497	1,939	548	810	5,198
Installment	44,827	42,329	330	92	—	2,076
Total consumer loans	747,839	723,738	6,624	1,742	1,597	14,138
Total loans, excluding covered loans	5,580,005	5,471,987	20,742	3,708	23,770	59,798
Covered loans	134,355	93,100	2,232	18,081	—	20,942
Total loans	$5,714,360	$5,565,087	$22,974	$21,789	$23,770	$80,740

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2014		2013
	June 30	March 31	December 31	September 30	June 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$66,728	$64,217	$59,798	$68,170	$89,193
90 days or more past due loans	3,533	4,973	3,708	5,642	3,832
Total non-performing loans	70,261	69,190	63,506	73,812	93,025
Accruing TDRs	5,697	6,301	23,770	24,329	8,287
OREO	30,331	30,026	32,473	35,616	39,497
Total non-performing assets	$106,289	$105,517	$119,749	$133,757	$140,809
30-89 days past due loans	$24,167	$12,861	$20,742	$15,111	$21,756
Non-accrual loans to total loans	1.14%	1.13%	1.07%	1.25%	1.69%
Non-performing loans to total loans	1.20%	1.22%	1.14%	1.35%	1.76%
Non-performing assets to loans plus OREO	1.81%	1.84%	2.13%	2.44%	2.64%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$13,060	$18,004	$20,942	$30,856	$28,468
90 days or more past due loans	8,464	14,691	18,081	20,235	27,700
Total non-performing loans	21,524	32,695	39,023	51,091	56,168
OREO	9,825	7,355	8,863	10,477	13,681
Total non-performing assets	$31,349	$40,050	$47,886	$61,568	$69,849
30-89 days past due loans	$6,286	$2,439	$2,232	$7,881	$5,650
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$79,788	$82,221	$80,740	$99,026	$117,661
90 days or more past due loans	11,997	19,664	21,789	25,877	31,532
Total non-performing loans	91,785	101,885	102,529	124,903	149,193
Accruing TDRs	5,697	6,301	23,770	24,329	8,287
OREO	40,156	37,381	41,336	46,093	53,178
Total non-performing assets	$137,638	$145,567	$167,635	$195,325	$210,658
30-89 days past due loans	$30,453	$15,300	$22,974	$22,992	$27,406
Non-accrual loans to total loans	1.34%	1.41%	1.41%	1.77%	2.16%
Non-performing loans to total loans	1.54%	1.75%	1.79%	2.23%	2.73%
Non-performing assets to loans plus OREO	2.30%	2.49%	2.91%	3.46%	3.82%

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

Non-performing assets, excluding covered loans and covered OREO, decreased $13.5 million, or 11.2%, from December 31, 2013, due primarily to lower levels of accruing TDRs, which was partially offset by a rise in non-accrual loans. Two accruing TDRs totaling $18.8 million were returned to performing status due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. Refer to the "TDRs" section below for further discussion.

The majority of loans 30-89 days past due at June 30, 2014 were in the process of renewal.

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

Table 13
TDRs by Type
(Dollar amounts in thousands)

	June 30, 2014		December 31, 2013		June 30, 2013
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$3,001	10	$8,659	9	$16,394
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office	—	—	—	—	—	—
Retail	—	—	2	624	2	628
Industrial	1	178	3	9,647	1	365
Multi-family	4	862	5	1,291	5	1,317
Construction	—	—	—	—	2	500
Other commercial real estate	6	636	7	4,617	8	5,303
Total commercial real estate	11	1,676	17	16,179	18	8,113
Total corporate loans	16	4,677	27	24,838	27	24,507
Home equity	19	1,353	18	1,299	7	380
1-4 family mortgages	11	1,367	14	1,716	15	1,850
Installment	—	—	—	—	—	—
Total consumer loans	30	2,720	32	3,015	22	2,230
Total TDRs	46	$7,397	59	$27,853	49	$26,737
Accruing TDRs	31	$5,697	39	$23,770	23	$8,287
Non-accrual TDRs	15	1,700	20	4,083	26	18,450
Total TDRs	46	$7,397	59	$27,853	49	$26,737
Year-to-date charge-offs on TDRs		$152		$1,880		$1,788
Specific reserves related to TDRs		—		1,952		2,195
TDRs totaled $7.4 million at June 30, 2014, decreasing $20.5 million from December 31, 2013.

Accruing TDRs declined $18.1 million from December 31, 2013 driven primarily by the return of two TDRs totaling $18.8 million to performing status during the first quarter of 2014 due to sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. This reduction was partially offset by the addition of two corporate loan relationships totaling $2.0 million that were upgraded to accruing TDR status.

At June 30, 2014, non-accrual TDRs totaled $1.7 million compared to $4.1 million at December 31, 2013. TDRs are reported as non-accrual if they are not yet performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms. The decrease in non-accrual TDRs from December 31, 2013 was driven primarily by the upgrade of two non-accrual TDRs to accruing TDR status discussed above.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s operating or financial difficulties.

Table 14
Performing Potential Problem Loans
(Dollar amounts in thousands)

	June 30, 2014			December 31, 2013
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$50,036	$17,106	$67,142	$23,679	$14,135	$37,814
Agricultural	298	—	298	344	—	344
Commercial real estate:
Office, retail, and industrial	24,055	20,831	44,886	27,871	23,538	51,409
Multi-family	3,446	717	4,163	2,794	499	3,293
Construction	8,790	16,453	25,243	8,309	17,642	25,951
Other commercial real estate	15,918	15,355	31,273	14,567	22,576	37,143
Total commercial real estate	52,209	53,356	105,565	53,541	64,255	117,796
Total performing potential problem loans	$102,543	$70,462	$173,005	$77,564	$78,390	$155,954
Performing potential problem loans to corporate loans	2.03%	1.39%	3.42%	1.61%	1.62%	3.23%

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

(3)	Total performing potential problem loans excludes accruing TDRs of $3.6 million as of June 30, 2014 and $2.8 million as of December 31, 2013.

Performing potential problem loans were 3.42% of corporate loans at June 30, 2014, compared to 3.23% at December 31, 2013, and down from 4.16% at June 30, 2013. Compared to December 31, 2013, these levels reflect a greater proportion of loans classified as special mention. Overall, shifts in the categories are subject to borrower circumstances and closer monitoring plans by management to facilitate recovery.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $30.3 million at June 30, 2014, decreasing $2.1 million from December 31, 2013.

Table 15
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2014		December 31, 2013		June 30, 2013
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	18	$1,982	29	$2,257	31	$3,388
Land parcels:
Raw land	8	3,843	6	4,037	5	3,244
Commercial lots	17	11,485	17	11,649	21	12,356
Single-family lots	26	1,634	22	3,101	24	3,163
Total land parcels	51	16,962	45	18,787	50	18,763
Multi-family units	7	868	4	346	13	976
Commercial properties	23	10,519	23	11,083	29	16,370
Total OREO, excluding covered OREO	99	30,331	101	32,473	123	39,497
Covered OREO	38	9,825	48	8,863	59	13,681
Total OREO properties	137	$40,156	149	$41,336	182	$53,178

OREO Activity

The following table summarizes disposals of OREO for the six months ended June 30, 2014 and 2013.

Table 16
OREO Disposals and Write-Downs
(Dollar amounts in thousands)

	Six Months Ended
	June 30, 2014			June 30, 2013
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$3,697	$5,463	$9,160	$7,035	$3,872	$10,907
Less: Basis of properties sold	(3,090)	(5,363)	(8,453)	(6,989)	(3,825)	(10,814)
Net gains on sales of OREO	$(607)	$(100)	$(707)	$(46)	$(47)	$(93)
OREO valuation adjustments	$2,066	$—	$2,066	$555	$31	$586

For the six months ended June 30, 2014, we sold $3.1 million of OREO, excluding covered OREO, which consisted of 40 properties with the majority classified as single-family homes.

OREO sales, excluding covered OREO, for the six months ended June 30, 2013, consisted of 33 properties with the majority in the single-family home and commercial property categories.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2014.

The accounting policy for the allowance for credit losses is discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 17
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Change in allowance for credit losses
Beginning balance	$82,248	$87,121	$93,214	$96,976	$100,457
Loan charge-offs:
Commercial, industrial, and agricultural	2,099	3,680	3,084	2,719	3,116
Office, retail, and industrial	3,511	1,083	1,042	987	1,453
Multi-family	267	90	539	112	213
Construction	234	661	31	470	850
Other commercial real estate	561	1,771	813	889	547
Consumer	1,828	2,028	2,045	2,482	2,523
Total loan charge-offs	8,500	9,313	7,554	7,659	8,702
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	259	2,160	614	521	573
Office, retail, and industrial	290	58	160	31	35
Multi-family	2	1	549	—	30
Construction	2	158	965	60	5
Other commercial real estate	89	144	37	250	329
Consumer	213	138	177	374	413
Total recoveries of loan charge-offs	855	2,659	2,502	1,236	1,385
Net loan charge-offs, excluding covered loan charge-offs	7,645	6,654	5,052	6,423	7,317
Net covered loan charge-offs (recoveries)	2	(340)	271	1,629	1,977
Net loan and covered loan charge-offs	7,647	6,314	5,323	8,052	9,294
Provision for loan and covered loan losses:
Provision for loan losses	7,425	2,911	226	4,466	1,682
Provision for covered loan losses	(2,084)	(1,470)	(226)	304	4,131
Total provision for loan and covered loan losses	5,341	1,441	—	4,770	5,813
Reduction in reserve for unfunded commitments (1)	—	—	(770)	(480)	—
Total provision for loan and covered loan losses and other	5,341	1,441	(770)	4,290	5,813
Ending balance	$79,942	$82,248	$87,121	$93,214	$96,976

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Allowance for credit losses
Allowance for loan losses	$68,983	$69,203	$72,946	$77,772	$79,729
Allowance for covered loan losses	9,343	11,429	12,559	13,056	14,381
Total allowance for loan and covered loan losses	78,326	80,632	85,505	90,828	94,110
Reserve for unfunded commitments	1,616	1,616	1,616	2,386	2,866
Total allowance for credit losses	$79,942	$82,248	$87,121	$93,214	$96,976
Amounts and ratios, excluding covered loans
Average loans	$5,778,044	$5,578,616	$5,516,747	$5,379,435	$5,180,608
Net loan charge-offs to average loans, annualized	0.53%	0.48%	0.36%	0.47%	0.57%
Allowance for credit losses at end of period as a percent of:
Total loans	1.21%	1.24%	1.34%	1.47%	1.56%
Non-accrual loans	105.80%	110.28%	124.69%	117.59%	92.60%
Non-performing loans	100.48%	102.35%	117.41%	108.60%	88.79%
Amounts and ratios, including covered loans
Average loans	$5,891,127	$5,706,880	$5,658,756	$5,539,776	$5,357,945
Net loan charge-offs to average loans annualized	0.52%	0.45%	0.37%	0.58%	0.70%
Allowance for credit losses at end of period as a percent of:
Total loans	1.34%	1.41%	1.52%	1.66%	1.78%
Non-accrual loans	100.19%	100.03%	107.90%	94.13%	82.42%
Non-performing loans	87.10%	80.73%	84.97%	74.63%	65.00%

Activity in the Allowance for Credit Losses

The allowance for credit losses was $79.9 million as of June 30, 2014, a decline of $7.2 million from December 31, 2013. The allowance for credit losses was 1.34% of total loans, including covered loans, at June 30, 2014 compared to 1.52% at December 31, 2013.

Net loan charge-offs declined 17.7% from the second quarter of 2013. In addition, net loan charge-offs to average loans, excluding covered loans, annualized, decreased 7.0%.

Covered loan charge-offs reflect the decline, and recoveries reflect the increase, in estimated cash flows of certain acquired loans. Management re-estimates cash flows periodically, and the present value of any decreases in expected cash flows from the FDIC is recorded as either a charge-off or an allowance for covered loan losses is established. Any increases in expected cash flows are recorded through the allowance for covered loan losses as recoveries to the extent charge-offs were previously taken or prospectively as yield adjustments over the remaining lives of the specific loans.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.

Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2014 % Change From
	June 30, 2014	December 31, 2013	June 30, 2013	Fourth Quarter 2013	Second Quarter 2013
Demand deposits	$2,069,781	$1,956,570	$1,880,476	5.8%	10.1%
Savings deposits	1,189,722	1,126,737	1,144,093	5.6%	4.0%
NOW accounts	1,196,712	1,195,471	1,166,227	0.1%	2.6%
Money market accounts	1,334,700	1,356,383	1,274,062	(1.6)%	4.8%
Transactional deposits	5,790,915	5,635,161	5,464,858	2.8%	6.0%
Time deposits	1,152,816	1,218,450	1,308,997	(5.4)%	(11.9)%
Brokered deposits	16,082	16,067	22,502	0.1%	(28.5)%
Total time deposits	1,168,898	1,234,517	1,331,499	(5.3)%	(12.2)%
Total deposits	6,959,813	6,869,678	6,796,357	1.3%	2.4%
Securities sold under agreements to repurchase	104,183	99,207	89,880	5.0%	15.9%
FHLB advances	60,422	114,554	114,569	(47.3)%	(47.3)%
Total borrowed funds	164,605	213,761	204,449	(23.0)%	(19.5)%
Senior and subordinated debt	190,981	207,162	214,828	(7.8)%	(11.1)%
Total funding sources	$7,315,399	$7,290,601	$7,215,634	0.3%	1.4%
Average interest rate paid on borrowed funds	0.41%	0.72%	0.76%
Weighted-average maturity of FHLB advances	N/A	29.3 months	35.6 months
Weighted-average interest rate of FHLB advances	N/A	1.34%	1.34%

N/A - Not applicable.

Average funding sources for the second quarter of 2014 increased $24.8 million from the fourth quarter of 2013 and increased $99.8 million from the second quarter of 2013. Compared to both prior periods presented, the rise in transactional deposits more than offset the decrease in time deposits and the reduction in borrowed funds, which resulted from the prepayment of $114.6 million in FHLB advances with a weighted-average rate of 1.33% during the second quarter of 2014. The reduction in average senior and subordinated debt compared to both prior quarters presented was due to the repurchase and retirement of $24.0 million of junior subordinated debentures with a rate of 6.95% during the fourth quarter of 2013.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2014		June 30, 2013
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$104,201	0.03	$82,038	0.03
FHLB advances	—	—	114,565	1.34
Total borrowed funds	$104,201	0.03	$196,603	0.79
Average for the year-to-date period:
Securities sold under agreements to repurchase	$106,053	0.03	$87,610	0.03
FHLB advances	87,335	1.24	114,573	1.44
Total borrowed funds	$193,388	0.58	$202,183	0.82
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$117,584		$104,115
FHLB advances	114,551		114,581

Average borrowed funds totaled $193.4 million for the first six months of 2014 decreasing 4.4% compared to the same period in 2013 due to the prepayment of $114.6 million of FHLB advances during the second quarter of 2014. This decline was partially offset by higher levels of securities sold under agreements to repurchase.

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that were weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for the Bank to consistently maintain these measurements in excess of the Federal Reserve’s minimum levels to be considered “well-capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of June 30, 2014 and December 31, 2013.

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

Table 20
Capital Measurements
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013	Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums at June 30, 2014
Bank regulatory capital ratios:
Total capital to risk-weighted assets	13.37%	13.86%	10.00%	34%	$229,632
Tier 1 capital to risk-weighted assets	12.20%	12.61%	6.00%	103%	$422,543
Tier 1 leverage to average assets	10.37%	10.24%	5.00%	107%	$430,619
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	12.20%	12.39%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.97%	10.91%	N/A	N/A	N/A
Tier 1 leverage to average assets	9.61%	9.18%	N/A	N/A	N/A
Company tier 1 common capital to risk-weighted assets (1)(2)	10.45%	10.37%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholder's equity	$1,039,438	$1,001,442
Goodwill and other intangible assets	(274,962)	(276,366)
Tangible common equity	764,476	725,076
Accumulated other comprehensive loss	15,271	26,792
Tangible common equity, excluding accumulated other comprehensive loss	$779,747	$751,868
Total assets	$8,305,247	$8,253,407
Goodwill and other intangible assets	(274,962)	(276,366)
Tangible assets	$8,030,285	$7,977,041
Risk-weighted assets	$7,116,591	$6,794,666
Company tangible common equity ratios (1)(3):
Tangible common equity to tangible assets	9.52%	9.09%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	9.71%	9.43%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.74%	10.67%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratio is not subject to formal Federal Reserve regulatory guidance.

(2)	Excludes the impact of trust-preferred securities.

(3)
Tangible common equity (“TCE”) represents common stockholders’ equity less goodwill and identifiable intangible assets. In management’s view, Tier 1 common capital and TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with competitors.

The decline in the Company's total capital to risk-weighted assets ratio compared to December 31, 2013 was due to an increase in risk-weighted assets resulting from loan growth, which more than offset the increase in total capital from earnings for the first six months of 2014 and the increase in allowable deferred tax assets. The Company's tier 1 leverage to average assets ratio increased 43 basis points from December 31, 2013 driven by strong earnings and the increase in allowable deferred tax assets, which more than offset the increase in average assets. The Bank's regulatory ratios exceeded all regulatory mandated ratios for characterization as “well-capitalized” as of June 30, 2014.

The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Basel III Capital Rules

In July of 2013, the Company and the Bank's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2013 10-K.
Management believes that as of June 30, 2014 the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Dividends

The Board of Directors approved an increase in the quarterly cash dividend from $0.07 to $0.08 per common share during the second quarter of 2014, which followed a dividend increase from $0.04 to $0.07 per common share in the fourth quarter of 2013.

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

Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of June 30, 2014 and December 31, 2013, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
This simulation analysis is based on estimated cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. In addition, this sensitivity analysis examines assets and liabilities at the beginning of the measurement period and does not assume any changes from growth or business plans over the next twelve months. Interest-earning assets and interest-bearing liabilities are assumed to re-price based on contractual terms over the twelve-month measurement period assuming an instantaneous parallel shift in interest rates in effect at the beginning of the measurement period. The simulation analysis also incorporates assumptions based on the historical behavior of deposit rates in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income, but does provide an indication of the Company's sensitivity to changes in interest rates. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank’s current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. As of June 30, 2014, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 70% of the total compared to 30% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with interest rate floors was $704.5 million, or 28%, of the floating rate loan portfolio as of June 30, 2014. On the liability side of the balance sheet, 84% of deposits are demand deposits or interest-bearing transactional deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
June 30, 2014:
Dollar change	$41,744	$26,160	$11,035	$(10,474)
Percent change	16.0%	10.0%	4.2%	(4.0)%
December 31, 2013:
Dollar change	$45,209	$28,307	$11,925	$(11,791)
Percent change	17.3%	10.8%	4.6%	(4.5)%

The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rate changes is reflected as both dollar and percent changes. For example, this table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2014 would increase net interest income by $26.2 million, or 10.0%, over the next twelve months compared to no change in interest rates. This same measure was $28.3 million, or 10.8%, as of December 31, 2013, which suggests that the Company was slightly less sensitive to rising rates at June 30, 2014 compared to December 31, 2013.

During the six months ended June 30, 2014, floating rate loan balances increased and were funded by an increase in core deposits and a decrease in investments. Overall, this increase in rate sensitive assets was offset by the prepayment of $114.6 million of FHLB advances at fixed rates and the hedging of $125.0 million of certain corporate variable rate loans using interest rate swaps through which we receive fixed amounts and pay variable amounts. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant decrease in interest rates is minimal.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2013. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly Common Stock purchases during the second quarter of 2014. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2014. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2014	—	$—	—	2,494,747
May 1 – May 31, 2014	2,577	15.91	—	2,494,747
June 1 – June 30, 2014	—	—	—	2,494,747
Total	2,577	$15.91	—

(1)
Consists of shares acquired pursuant to the Company’s share-based compensation plans and not the Company’s stock repurchase program. Under the terms of these plans, the Company accepts shares of Common Stock from option holders if they elect to surrender previously owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of Common Stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company.
3.3	Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
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

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Executive Vice President and Chief Financial Officer*

Date: August 4, 2014

* Duly authorized to sign on behalf of the registrant.