Form 10-Q
period 2014-09-30
FIRST MIDWEST BANCORP INC
filed 2014-11-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of November 3, 2014, there were 75,295,023 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2014	December 31, 2013
Assets			(Unaudited)
Cash and due from banks			$125,977	$110,417
Interest-bearing deposits in other banks			550,606	476,824
Trading securities, at fair value			17,928	17,317
Securities available-for-sale, at fair value			997,420	1,112,725
Securities held-to-maturity, at amortized cost			26,776	44,322
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost			35,588	35,161
Loans, excluding covered loans			6,428,204	5,580,005
Covered loans			90,875	134,355
Allowance for loan and covered loan losses			(73,106)	(85,505)
Net loans			6,445,973	5,628,855
Other real estate owned (“OREO”), excluding covered OREO			29,165	32,473
Covered OREO			9,277	8,863
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset			8,699	16,585
Premises, furniture, and equipment			123,473	120,204
Investment in bank-owned life insurance (“BOLI”)			195,270	193,167
Goodwill and other intangible assets			322,664	276,366
Accrued interest receivable and other assets			207,535	180,128
Total assets			$9,096,351	$8,253,407
Liabilities
Noninterest-bearing deposits			$2,295,679	$1,911,602
Interest-bearing deposits			5,320,454	4,854,499
Total deposits			7,616,133	6,766,101
Borrowed funds			132,877	224,342
Senior and subordinated debt			191,028	190,932
Accrued interest payable and other liabilities			106,637	70,590
Total liabilities			8,046,675	7,251,965
Stockholders’ Equity
Common stock			858	858
Additional paid-in capital			408,789	414,293
Retained earnings			891,129	853,740
Accumulated other comprehensive loss, net of tax			(18,852)	(26,792)
Treasury stock, at cost			(232,248)	(240,657)
Total stockholders’ equity			1,049,676	1,001,442
Total liabilities and stockholders’ equity			$9,096,351	$8,253,407

	September 30, 2014		December 31, 2013
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par Value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	100,000
Shares issued	—	85,787	—	85,787
Shares outstanding	—	75,295	—	75,071
Treasury shares	—	10,492	—	10,716
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Loans, excluding covered loans	$66,117	$60,614	$185,753	$179,156
Covered loans	2,596	3,142	7,139	10,742
Investment securities	7,465	7,742	23,489	22,755
Other short-term investments	684	831	2,174	2,474
Total interest income	76,862	72,329	218,555	215,127
Interest Expense
Deposits	2,806	2,837	7,914	9,160
Borrowed funds	9	390	561	1,217
Senior and subordinated debt	3,016	3,436	9,047	10,306
Total interest expense	5,831	6,663	17,522	20,683
Net interest income	71,031	65,666	201,033	194,444
Provision for loan and covered loan losses	10,727	4,770	17,509	16,257
Net interest income after provision for loan and covered loan losses	60,304	60,896	183,524	178,187
Noninterest Income
Service charges on deposit accounts	9,902	9,472	26,895	27,267
Wealth management fees	6,721	6,018	19,730	17,983
Card-based fees	6,646	5,509	17,950	16,132
Mortgage banking income	1,125	1,273	3,199	4,251
Other service charges, commissions, and fees	5,266	5,532	13,943	13,937
Gains on sales of properties	3,954	—	3,954	—
Net securities gains	2,570	33,801	8,160	34,017
BOLI income (loss)	767	(13,028)	2,030	(12,428)
Other income	156	1,682	1,748	4,116
Gain on termination of FHLB forward commitments	—	7,829	—	7,829
Loss on extinguishment of debt	—	—	(2,059)	—
Total noninterest income	37,107	58,088	95,550	113,104
Noninterest Expense
Salaries and employee benefits	35,933	34,270	103,985	103,760
Net occupancy and equipment expense	8,702	7,982	25,765	23,922
Professional services	7,098	5,517	19,004	16,330
Technology and related costs	4,316	2,984	10,494	8,351
Other expenses	14,264	13,949	39,750	39,580
Total noninterest expense	70,313	64,702	198,998	191,943
Income before income tax expense	27,098	54,282	80,076	99,348
Income tax expense	8,549	24,959	25,363	39,207
Net income	$18,549	$29,323	$54,713	$60,141
Per Common Share Data
Basic earnings per common share	$0.25	$0.39	$0.73	$0.80
Diluted earnings per common share	$0.25	$0.39	$0.73	$0.80
Dividends declared per common share	$0.08	$0.04	$0.23	$0.09
Weighted-average common shares outstanding	74,341	74,023	74,270	73,969
Weighted-average diluted common shares outstanding	74,352	74,034	74,282	73,978
See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,549	$29,323	$54,713	$60,141
Securities available-for-sale
Unrealized holding (losses) gains:
Before tax	(2,693)	6,211	22,028	5,359
Tax effect	1,003	(1,993)	(8,776)	(2,151)
Net of tax	(1,690)	4,218	13,252	3,208
Reclassification of net gains included in net income:
Before tax	2,570	33,801	8,160	34,017
Tax effect	(1,051)	(13,825)	(3,337)	(13,913)
Net of tax	1,519	19,976	4,823	20,104
Net unrealized holding (losses) gains	(3,209)	(15,758)	8,429	(16,896)
Derivative instruments
Unrealized holding losses:
Before tax	(629)	—	(827)	—
Tax effect	257	—	338	—
Net of tax	(372)	—	(489)	—
Unrecognized net pension costs
Unrealized holding gains:
Before tax	—	—	—	10,997
Tax effect	—	—	—	(4,498)
Net of tax	—	—	—	6,499
Total other comprehensive (loss) income	(3,581)	(15,758)	7,940	(10,397)
Total comprehensive income	$14,968	$13,565	$62,653	$49,744

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,115	$—	$(16,775)	$(15,660)
Other comprehensive (loss) income	(16,896)	—	6,499	(10,397)
Balance at September 30, 2013	$(15,781)	$—	$(10,276)	$(26,057)
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income (loss)	8,429	(489)	—	7,940
Balance at September 30, 2014	$(11,990)	$(489)	$(6,373)	$(18,852)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2012	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Comprehensive income (loss)	—	—	—	60,141	(10,397)	—	49,744
Common dividends declared ($0.09 per common share)	—	—	—	(6,759)	—	—	(6,759)
Share-based compensation expense	—	—	4,366	—	—	—	4,366
Restricted stock activity	236	—	(9,915)	—	—	8,379	(1,536)
Treasury stock issued to benefit plans	(2)	—	(92)	—	—	109	17
Balance at September 30, 2013	75,074	$858	$412,677	$839,835	$(26,057)	$(240,588)	$986,725
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	54,713	7,940	—	62,653
Common dividends declared ($0.23 per common share)	—	—	—	(17,324)	—	—	(17,324)
Share-based compensation expense	—	—	4,461	—	—	—	4,461
Restricted stock activity	215	—	(9,833)	—	—	7,938	(1,895)
Treasury stock issued to benefit plans	9	—	(132)	—	—	471	339
Balance at September 30, 2014	75,295	$858	$408,789	$891,129	$(18,852)	$(232,248)	$1,049,676

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$88,575	$104,383
Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	125,244	178,256
Proceeds from sales of securities available-for-sale	24,947	69,428
Purchases of securities available-for-sale	(16,411)	(326,143)
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	3,814	7,084
Purchases of securities held-to-maturity	(1,998)	(2,636)
Net (purchases) redemption of FHLB and Federal Reserve Bank stock	(427)	12,071
Net increase in loans	(291,561)	(233,844)
BOLI income, net of claims	(73)	(2)
Proceeds from sales of OREO	14,293	20,715
Proceeds from sales of premises, furniture, and equipment	3,893	1,425
Purchases of premises, furniture, and equipment	(7,885)	(6,586)
Cash received from acquisitions, net of cash paid	139,486	—
Net cash used in investing activities	(6,678)	(280,232)
Financing Activities
Net increase in deposit accounts	119,440	330,953
Increase in borrowed funds	23,085	26,074
(Payment for) proceeds from the termination of FHLB advances and forward commitments	(116,609)	7,829
Cash dividends paid	(16,556)	(4,502)
Restricted stock activity	(2,739)	(1,588)
Excess tax benefit related to share-based compensation	824	55
Net cash provided by financing activities	7,445	358,821
Net increase in cash and cash equivalents	89,342	182,972
Cash and cash equivalents at beginning of period	587,241	716,266
Cash and cash equivalents at end of period	$676,583	$899,238

Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$7,262	$(1,779)
Interest paid to depositors and creditors	14,714	17,715
Dividends declared, but unpaid	6,028	3,006
Non-cash transfers of loans to OREO	13,277	15,877
Non-cash transfer of loans held-for-investment to loans held-for-sale	70,183	1,275
Non-cash transfer of an investment from other assets to securities available-for-sale	—	2,787

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The accounting policies related to business combinations, loans, the allowance for credit losses, the FDIC indemnification asset, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” in the Company’s 2013 10-K.
Business Combinations – Business combinations are accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the date of acquisition, with any excess of the purchase price of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Alternatively, a gain is recorded if the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid. The results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of the acquisition.
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

Acquired and Covered Loans - Acquired loans consist primarily of loans that were acquired in business combinations. Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, the majority of which are covered by loss share agreements with the FDIC (the “FDIC Agreements”), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets. No allowance for credit losses is recorded on acquired and covered loans at the acquisition date since business combination accounting requires that they are recorded at fair value.

Acquired and covered loans are separated into (i) non-purchased credit impaired ("Non-PCI") and (ii) purchased credit impaired ("PCI") loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations included past performance of the institutions'

credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Leases and revolving loans do not qualify to be accounted for as PCI loans.

The acquisition adjustment related to Non-PCI loans is amortized into interest income over the contractual life of the related loans. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses will be established as necessary to reflect credit deterioration.

PCI loans are accounted for prospectively based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or establishing an allowance for loan and covered loan losses.

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

PCI loans are generally considered accruing loans unless reasonable estimates of the timing and amount of expected future cash flows cannot be determined. Loans without reasonable future cash flow estimates are classified as non-accrual loans, and interest income is not recognized on those loans until the timing and amount of the expected future cash flows can be reasonably determined.

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

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess the borrower’s capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected future cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.

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

Allowance for Loan Losses – The allowance for loan losses consists of (i) specific reserves for individual loans where the recorded investment exceeds the value, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) an allowance based on other internal and external qualitative factors.

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

The general reserve component is based on a loss migration analysis, which examines actual loss experience by loan category for a rolling 8-quarter period and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly primarily using actual loss experience. This component is then adjusted based on management’s consideration of many internal and external qualitative factors, including:

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

Allowance for Covered Loan Losses – The Company’s allowance for covered loan losses reflects the difference between the carrying value and the expected future cash flows of the covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all of the outstanding covered PCI loans using either a probability of default/loss given default (“PD/LGD”) methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates.

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

FDIC Indemnification Asset – The majority of loans and OREO acquired through FDIC-assisted transactions are covered by the FDIC Agreements. The FDIC indemnification asset represents the present value of future expected reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the expected future cash flows to be received from the FDIC. These expected future cash flows are estimated by multiplying estimated losses on covered PCI loans and covered OREO by the reimbursement rates in the FDIC Agreements.

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in expected future cash flows. Decreases in estimated reimbursements from the FDIC are recorded prospectively through amortization and increases in estimated reimbursements from the FDIC are recognized by an increase in the carrying value of the indemnification asset. Payments from the FDIC for reimbursement of losses result in a reduction of the FDIC indemnification asset.

Derivative Financial Instruments – In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and expected future cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

At the hedge’s inception and quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or expected future cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized into earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. If the forecasted transaction is no longer probable, the gain or loss is included in earnings immediately.

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

2.  RECENT EVENTS

Equity Matters
On May 21, 2014, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation. The amendment increased the Company's authorized common stock by 50,000,000 shares. Following this amendment, the Company is now authorized to issue a total of 151,000,000 shares, including 1,000,000 shares of Preferred Stock, without a par value, and 150,000,000 shares of Common Stock, $0.01 par value per share.

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
Reporting Discontinued Operations: In April of 2014, the FASB issued guidance that requires an entity to report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity (i) meets the criteria to be classified as held for sale, (ii) is disposed of by sale, or (iii) is disposed of other than by sale. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2014, and must be applied prospectively. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
Receivables - Troubled Debt Restructurings by Creditors: In August of 2014, the FASB issued guidance that requires an entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on that guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern: In August of 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.  ACQUISITIONS

Completed Acquisitions

Popular Community Bank

On August 8, 2014, First Midwest Bank (the "Bank") completed the acquisition of the Chicago area banking operations of Banco Popular North America (“Popular”), doing business as Popular Community Bank, which is a subsidiary of Popular, Inc. The acquisition included Popular’s twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area at a purchase price of $19.0 million paid in cash.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the August 8, 2014 acquisition date and have been accounted for under the acquisition method of accounting. The Company is finalizing the fair values of loans and intangible assets and liabilities. As a result, the fair value adjustments associated with these accounts and goodwill, which are included in the following table, are preliminary and may change.

Popular Acquisition
(Dollar amounts in thousands)

August 8, 2014
Assets
Cash and due from banks	$142,276
Loans:
Commercial, industrial, and agricultural	76,680
Commercial real estate:
Office, retail, and industrial	194,312
Multi-family	192,464
Other commercial real estate	57,111
Total commercial real estate	443,887
Consumer	28,819
Total loans	549,386
Goodwill	36,906
Intangible assets	8,003
Premises, furniture, and equipment	4,647
Accrued interest receivable and other assets	1,849
Total assets	$743,067
Liabilities
Deposits:
Demand deposits	$163,299
Savings deposits	91,205
NOW accounts	100,852
Money market deposits	181,730
Time deposits	194,786
Total deposits	731,872
Intangible liabilities	10,631
Accrued interest payable and other liabilities	564
Total liabilities	$743,067

Expenses related to the acquisition of Popular totaled $2.2 million and $2.8 million during the quarter and nine months ended September 30, 2014, respectively, and are reported within noninterest expense. The acquisition was not considered material to the Company’s financial statements; therefore, pro forma financial data and related disclosures are not included.

National Machine Tool Financial Corporation

On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation ("National Machine Tool"). National Machine Tool provides equipment leasing and financing alternatives to traditional bank financing. On the date of acquisition, the Bank acquired approximately $4.4 million in direct financing leases, lease loans, and other assets.

Pending Acquisitions

Great Lakes Financial Resources, Inc.

On July 7, 2014, the Company entered into a definitive agreement to acquire the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. As part of the acquisition, the Company will acquire eight locations and approximately $234 million in loans and will assume approximately $490 million in deposits. The merger consideration will be a combination of Company common stock and cash, with an overall transaction value of approximately $58.0 million, subject to certain adjustments based on the price of the Company's common stock prior to closing. The Company received approval for this acquisition from the Federal Reserve, and the acquisition is expected to close before the end of 2014, subject to approval by the stockholders of Great Lakes and certain closing conditions.

4.  SECURITIES

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

A summary of the Company's securities portfolio by category and maturity is presented in the following tables.

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$500	$—	$—	$500	$500	$—	$—	$500
Collateralized mortgage obligations (“CMOs”)	424,946	1,578	(9,977)	416,547	490,962	1,427	(16,621)	475,768
Other mortgage-backed securities (“MBSs”)	117,271	4,045	(827)	120,489	135,097	3,349	(2,282)	136,164
Municipal securities	423,904	12,517	(1,349)	435,072	457,318	9,673	(5,598)	461,393
Trust preferred collateralized debt obligations (“CDOs”)	45,021	—	(26,652)	18,369	46,532	—	(28,223)	18,309
Corporate debt securities	3,724	122	—	3,846	12,999	1,930	—	14,929
Equity securities	2,575	77	(55)	2,597	3,706	2,046	(90)	5,662
Total available- for-sale securities	$1,017,941	$18,339	$(38,860)	$997,420	$1,147,114	$18,425	$(52,814)	$1,112,725
Securities Held-to-Maturity
Municipal securities	$26,776	$990	$—	$27,766	$44,322	$—	$(935)	$43,387
Trading Securities				$17,928				$17,317

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$65,157	$63,042	$3,425	$3,552
After one year to five years	80,964	78,335	8,505	8,819
After five years to ten years	196,380	190,004	5,703	5,914
After ten years	130,648	126,406	9,143	9,481
Securities that do not have a single contractual maturity date	544,792	539,633	—	—
Total	$1,017,941	$997,420	$26,776	$27,766

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $816.1 million at September 30, 2014 and $755.3 million at December 31, 2013. No securities held-to-maturity were pledged as of September 30, 2014 or December 31, 2013.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. The following table presents net realized gains on securities.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains on sales of securities:
Gross realized gains	$2,570	$34,205	$8,188	$34,421
Gross realized losses	—	—	—	—
Net realized gains on sales of securities	2,570	34,205	8,188	34,421
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	(404)	(28)	(404)
Net non-cash impairment charges	—	(404)	(28)	(404)
Net realized gains	$2,570	$33,801	$8,160	$34,017
Net trading (losses) gains (1)	$(356)	$882	$366	$2,132

(1)
All net trading (losses) gains relate to trading securities still held as of September 30, 2014 and September 30, 2013 and are included in other income in the Condensed Consolidated Statement of Income.

Net realized gains on sales of securities for the third quarter and first nine months of 2014 were $2.6 million and $8.2 million, respectively. During the third quarter of 2014, the Company sold certain corporate bonds and other investments at gains of $2.6 million. Net securities gains for the nine months ended September 30, 2014 also consisted of the sale of a non-accrual CDO at a gain of $3.5 million, sales of municipal securities at gains of $468,000, and the sale of other investments at a gain of $1.6 million.

The non-cash impairment charges for the nine months ended September 30, 2014 in the table above relates to OTTI charges on certain CMOs. For the quarter and nine months ended September 30, 2013, non-cash impairment charges relates to OTTI on municipal securities and CDOs. Accounting guidance requires that the credit portion of an OTTI charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive (loss) income.

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters and nine months ended September 30, 2014 and 2013. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.

Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$23,880	$32,053	$32,422	$38,803
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	28	—
Losses on securities that did not previously have OTTI	—	404	—	404
Reduction for sales of securities (2)	—	(39)	(8,570)	(6,789)
Ending balance	$23,880	$32,418	$23,880	$32,418

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)
During the nine months ended September 30, 2014, one CDO with a carrying value of $1.3 million was sold. In addition, one CDO with a carrying value of zero was sold during the nine months ended September 30, 2013. These CDOs had OTTI of $8.6 million and $6.8 million, respectively, that were previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2014 and December 31, 2013.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2014
CMOs	59	$15,653	$139	$312,418	$9,838	$328,071	$9,977
Other MBSs	11	173	2	41,570	825	41,743	827
Municipal securities	92	1,318	8	57,298	1,341	58,616	1,349
CDOs	5	—	—	18,369	26,652	18,369	26,652
Equity securities	1	—	—	2,238	55	2,238	55
Total	168	$17,144	$149	$431,893	$38,711	$449,037	$38,860
As of December 31, 2013
CMOs	67	$338,064	$14,288	$57,269	$2,333	$395,333	$16,621
Other MBSs	19	57,311	2,281	356	1	57,667	2,282
Municipal securities	154	65,370	3,245	27,565	2,353	92,935	5,598
CDOs	6	—	—	18,309	28,223	18,309	28,223
Equity securities	1	2,168	90	—	—	2,168	90
Total	247	$462,913	$19,904	$103,499	$32,910	$566,412	$52,814

Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of September 30, 2014 represents an OTTI related to credit deterioration. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of September 30, 2014 reflect the illiquidity of these structured investment vehicles. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. The Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of the CDO valuation methodology, refer to Note 12, “Fair Value."

5.  LOANS

Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.

Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
Commercial and industrial	$2,208,166	$1,830,638
Agricultural	347,511	321,702
Commercial real estate:
Office, retail, and industrial	1,422,522	1,353,685
Multi-family	559,689	332,873
Construction	193,445	186,197
Other commercial real estate	871,825	807,071
Total commercial real estate	3,047,481	2,679,826
Total corporate loans	5,603,158	4,832,166
Home equity	517,446	427,020
1-4 family mortgages	238,172	275,992
Installment	69,428	44,827
Total consumer loans	825,046	747,839
Total loans, excluding covered loans	6,428,204	5,580,005
Covered loans (1)	90,875	134,355
Total loans	$6,519,079	$5,714,360
Deferred loan fees included in total loans	$4,163	$4,656
Overdrawn demand deposits included in total loans	3,632	5,047

(1)	For information on covered loans, refer to Note 6, “Acquired and Covered Loans.”

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

Loan Sales
The table below summarizes the Company's loan sales for the quarter and nine months ended September 30, 2014 and 2013.

Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
1-4 family mortgage loans
Proceeds from sales	$32,611	$37,060	$117,549	$122,067
Less book value of loans sold:
Loans originated with intent to sell	26,384	32,485	62,319	32,807
Loans held-for-investment	5,302	3,592	52,384	85,271
Total book value of loans sold	31,686	36,077	114,703	118,078
Net gains on sales of 1-4 family mortgages	$925	$983	$2,846	$3,989

The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 11, “Commitments, Guarantees, and Contingent Liabilities.”

6.  ACQUIRED AND COVERED LOANS

Acquired loans consist primarily of loans that were acquired in business combinations that are not covered by the FDIC Agreements. These loans are included in loans, excluding covered loans, in the Consolidated Statements of Financial Condition. Covered loans consist of loans acquired by the Company in four FDIC-assisted transactions. Most loans and OREO acquired in three of those transactions are covered by the FDIC Agreements. The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, and the related FDIC indemnification asset are presented in Note 1, “Summary of Significant Accounting Policies.”

The following table presents PCI and Non-PCI, loans as of September 30, 2014 and December 31, 2013.

Acquired and Covered Loans
(Dollar amounts in thousands)

	September 30, 2014			December 31, 2013
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$20,937	$539,454	$560,391	$15,608	$17,024	$32,632
Covered loans	64,015	26,860	90,875	103,525	30,830	134,355
Total acquired and covered loans	$84,952	$566,314	$651,266	$119,133	$47,854	$166,987

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of September 30, 2014 and December 31, 2013.

A rollforward of the carrying value of the FDIC indemnification asset for the quarters and nine months ended September 30, 2014 and 2013 is presented in the following table.

Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$10,276	$23,158	$16,585	$37,051
Amortization	(650)	(116)	(2,784)	(2,348)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(857)	(999)	(325)	(3,453)
Payments received from the FDIC	(70)	(3,965)	(4,777)	(13,172)
Ending balance	$8,699	$18,078	$8,699	$18,078

Changes in the accretable yield for acquired and covered PCI loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balances	$35,152	$47,104	$36,792	$51,498
Accretion	(3,346)	(3,410)	(10,277)	(11,752)
Additions	1,265	—	1,265	—
Other (1)	(5,215)	(3,128)	76	820
Ending balance	$27,856	$40,566	$27,856	$40,566

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent an increase in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of September 30, 2014 and December 31, 2013. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
September 30, 2014
Commercial and industrial	$2,197,785	$6,216	$4,165	$10,381	$2,208,166	$19,696	$1,256
Agricultural	347,179	—	332	332	347,511	361	—
Commercial real estate:
Office, retail, and industrial	1,401,990	1,842	18,690	20,532	1,422,522	16,963	3,840
Multi-family	557,852	641	1,196	1,837	559,689	1,536	—
Construction	186,363	—	7,082	7,082	193,445	7,082	—
Other commercial real estate	861,061	4,461	6,303	10,764	871,825	7,912	150
Total commercial real estate	3,007,266	6,944	33,271	40,215	3,047,481	33,493	3,990
Total corporate loans	5,552,230	13,160	37,768	50,928	5,603,158	53,550	5,246
Home equity	509,530	3,525	4,391	7,916	517,446	5,834	587
1-4 family mortgages	234,672	1,935	1,565	3,500	238,172	3,235	126
Installment	66,997	428	2,003	2,431	69,428	1,909	103
Total consumer loans	811,199	5,888	7,959	13,847	825,046	10,978	816
Total loans, excluding covered loans	6,363,429	19,048	45,727	64,775	6,428,204	64,528	6,062
Covered loans	73,370	954	16,551	17,505	90,875	10,905	7,031
Total loans	$6,436,799	$20,002	$62,278	$82,280	$6,519,079	$75,433	$13,093
December 31, 2013
Commercial and industrial	$1,814,660	$6,872	$9,106	$15,978	$1,830,638	$11,767	$393
Agricultural	321,156	134	412	546	321,702	519	—
Commercial real estate:
Office, retail, and industrial	1,335,027	2,620	16,038	18,658	1,353,685	17,076	1,315
Multi-family	330,960	318	1,595	1,913	332,873	1,848	—
Construction	180,083	23	6,091	6,114	186,197	6,297	—
Other commercial real estate	795,462	5,365	6,244	11,609	807,071	8,153	258
Total commercial real estate	2,641,532	8,326	29,968	38,294	2,679,826	33,374	1,573
Total corporate loans	4,777,348	15,332	39,486	54,818	4,832,166	45,660	1,966
Home equity	415,791	4,830	6,399	11,229	427,020	6,864	1,102
1-4 family mortgages	268,912	2,046	5,034	7,080	275,992	5,198	548
Installment	42,350	330	2,147	2,477	44,827	2,076	92
Total consumer loans	727,053	7,206	13,580	20,786	747,839	14,138	1,742
Total loans, excluding covered loans	5,504,401	22,538	53,066	75,604	5,580,005	59,798	3,708
Covered loans	94,211	2,232	37,912	40,144	134,355	20,942	18,081
Total loans	$5,598,612	$24,770	$90,978	$115,748	$5,714,360	$80,740	$21,789

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. Refer to Note 1, “Summary of Significant Accounting Policies,” for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2014 and 2013 is presented in the table below.

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended September 30, 2014
Beginning balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942
Charge-offs	(9,763)	(2,514)	(26)	(157)	(1,363)	(3,148)	(135)	—	(17,106)
Recoveries	716	55	—	—	108	150	130	—	1,159
Net charge-offs	(9,047)	(2,459)	(26)	(157)	(1,255)	(2,998)	(5)	—	(15,947)
Provision for loan and covered loan losses and other	10,458	265	(65)	(3,130)	189	3,699	(689)	—	10,727
Ending balance	$30,605	$9,637	$1,957	$1,598	$7,519	$13,141	$8,649	$1,616	$74,722
Quarter ended September 30, 2013
Beginning balance	$31,742	$11,857	$3,424	$4,170	$16,169	$12,367	$14,381	$2,866	$96,976
Charge-offs	(2,719)	(987)	(112)	(470)	(889)	(2,482)	(1,636)	—	(9,295)
Recoveries	521	31	—	57	253	374	7	—	1,243
Net charge-offs	(2,198)	(956)	(112)	(413)	(636)	(2,108)	(1,629)	—	(8,052)
Provision for loan and covered loan losses and other	2,452	938	(31)	(100)	(1,218)	2,425	304	(480)	4,290
Ending balance	$31,996	$11,839	$3,281	$3,657	$14,315	$12,684	$13,056	$2,386	$93,214
Nine months ended September 30, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(15,542)	(7,108)	(383)	(1,052)	(3,695)	(7,005)	(659)	—	(35,444)
Recoveries	3,135	403	3	160	341	502	992	—	5,536
Net charge-offs	(12,407)	(6,705)	(380)	(892)	(3,354)	(6,503)	333	—	(29,908)
Provision for loan and covered loan losses and other	12,631	5,937	320	(3,826)	56	6,634	(4,243)	—	17,509
Ending balance	$30,605	$9,637	$1,957	$1,598	$7,519	$13,141	$8,649	$1,616	$74,722
Nine months ended September 30, 2013
Beginning balance	$36,761	$11,432	$3,575	$5,242	$17,512	$12,862	$12,062	$3,366	$102,812
Charge-offs	(9,010)	(3,702)	(490)	(1,885)	(3,971)	(7,369)	(4,322)	—	(30,749)
Recoveries	3,183	68	35	62	1,614	894	18	—	5,874
Net charge-offs	(5,827)	(3,634)	(455)	(1,823)	(2,357)	(6,475)	(4,304)	—	(24,875)
Provision for loan and covered loan losses and other	1,062	4,041	161	238	(840)	6,297	5,298	(980)	15,277
Ending balance	$31,996	$11,839	$3,281	$3,657	$14,315	$12,684	$13,056	$2,386	$93,214

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2014 and December 31, 2013.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
September 30, 2014
Commercial, industrial, and agricultural	$18,547	$2,535,395	$1,735	$2,555,677	$3,599	$27,006	$—	$30,605
Commercial real estate:
Office, retail, and industrial	16,140	1,406,307	75	1,422,522	—	9,637	—	9,637
Multi-family	1,141	554,814	3,734	559,689	—	1,942	15	1,957
Construction	6,859	186,586	—	193,445	—	1,598	—	1,598
Other commercial real estate	4,719	860,410	6,696	871,825	—	7,519	—	7,519
Total commercial real estate	28,859	3,008,117	10,505	3,047,481	—	20,696	15	20,711
Total corporate loans	47,406	5,543,512	12,240	5,603,158	3,599	47,702	15	51,316
Consumer	—	816,349	8,697	825,046	—	12,588	553	13,141
Total loans, excluding covered loans	47,406	6,359,861	20,937	6,428,204	3,599	60,290	568	64,457
Covered loans	—	26,860	64,015	90,875	—	578	8,071	8,649
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$47,406	$6,386,721	$84,952	$6,519,079	$3,599	$62,484	$8,639	$74,722
December 31, 2013
Commercial, industrial, and agricultural	$13,178	$2,137,440	$1,722	$2,152,340	$4,046	$26,335	$—	$30,381
Commercial real estate:
Office, retail, and industrial	26,348	1,327,337	—	1,353,685	214	10,191	—	10,405
Multi-family	1,296	331,445	132	332,873	18	1,999	—	2,017
Construction	5,712	180,485	—	186,197	178	6,138	—	6,316
Other commercial real estate	9,298	793,703	4,070	807,071	704	10,113	—	10,817
Total commercial real estate	42,654	2,632,970	4,202	2,679,826	1,114	28,441	—	29,555
Total corporate loans	55,832	4,770,410	5,924	4,832,166	5,160	54,776	—	59,936
Consumer	—	738,155	9,684	747,839	—	13,010	—	13,010
Total loans, excluding covered loans	55,832	5,508,565	15,608	5,580,005	5,160	67,786	—	72,946
Covered loans	—	30,830	103,525	134,355	—	702	11,857	12,559
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$55,832	$5,539,395	$119,133	$5,714,360	$5,160	$70,104	$11,857	$87,121

Loans Individually Evaluated for Impairment

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2014 and December 31, 2013. PCI loans are excluded from this disclosure.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	September 30, 2014				December 31, 2013
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$2,524	$16,023	$40,067	$2,968	$10,047	$3,131	$25,887	$4,046
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	16,140	—	25,614	—	23,872	2,476	35,868	214
Multi-family	1,141	—	1,268	—	1,098	198	1,621	18
Construction	6,859	—	8,412	—	4,586	1,126	10,037	178
Other commercial real estate	4,719	—	6,979	—	7,553	1,745	11,335	704
Total commercial real estate	28,859	—	42,273	—	37,109	5,545	58,861	1,114
Total impaired loans individually evaluated for impairment	$31,383	$16,023	$82,340	$2,968	$47,156	$8,676	$84,748	$5,160

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2014 and 2013. PCI loans are excluded from this disclosure.

Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$20,137	$57	$20,665	$195
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	15,873	3	25,747	5
Multi-family	1,155	—	1,337	—
Construction	5,792	—	6,511	—
Other commercial real estate	5,234	22	12,511	16
Total commercial real estate	28,054	25	46,106	21
Total impaired loans	$48,191	$82	$66,771	$216

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$15,222	$204	$22,862	$198
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	20,671	150	24,415	15
Multi-family	1,321	—	1,071	—
Construction	5,537	—	5,987	—
Other commercial real estate	6,701	137	14,102	24
Total commercial real estate	34,230	287	45,575	39
Total impaired loans	$49,452	$491	$68,437	$237

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of September 30, 2014 and December 31, 2013.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total

September 30, 2014
Commercial and industrial	$2,094,453	$66,429	$27,588	$19,696	$2,208,166
Agricultural	346,851	299	—	361	347,511
Commercial real estate:
Office, retail, and industrial	1,343,833	28,586	33,140	16,963	1,422,522
Multi-family	545,419	5,916	6,818	1,536	559,689
Construction	162,527	7,229	16,607	7,082	193,445
Other commercial real estate	816,679	22,824	24,410	7,912	871,825
Total commercial real estate	2,868,458	64,555	80,975	33,493	3,047,481
Total corporate loans	$5,309,762	$131,283	$108,563	$53,550	$5,603,158
December 31, 2013
Commercial and industrial	$1,780,194	$23,806	$14,871	$11,767	$1,830,638
Agricultural	320,839	344	—	519	321,702
Commercial real estate:
Office, retail, and industrial	1,284,394	28,677	23,538	17,076	1,353,685
Multi-family	326,901	3,214	910	1,848	332,873
Construction	153,949	8,309	17,642	6,297	186,197
Other commercial real estate	761,465	14,877	22,576	8,153	807,071
Total commercial real estate	2,526,709	55,077	64,666	33,374	2,679,826
Total corporate loans	$4,627,742	$79,227	$79,537	$45,660	$4,832,166

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $3.5 million as of September 30, 2014 and $2.8 million as of December 31, 2013.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
September 30, 2014
Home equity	$511,612	$5,834	$517,446
1-4 family mortgages	234,937	3,235	238,172
Installment	67,519	1,909	69,428
Total consumer loans	$814,068	$10,978	$825,046
December 31, 2013
Home equity	$420,156	$6,864	$427,020
1-4 family mortgages	270,794	5,198	275,992
Installment	42,751	2,076	44,827
Total consumer loans	$733,701	$14,138	$747,839

TDRs

TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2014 and December 31, 2013. A discussion of our accounting policies for TDRs can be found in Note 1, “Summary of Significant Accounting Policies.”

TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2014			As of December 31, 2013
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$2,163	$15,806	$17,969	$6,538	$2,121	$8,659
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	592	—	592	10,271	—	10,271
Multi-family	616	237	853	1,038	253	1,291
Construction	—	—	—	—	—	—
Other commercial real estate	441	186	627	4,326	291	4,617
Total commercial real estate	1,649	423	2,072	15,635	544	16,179
Total corporate loans	3,812	16,229	20,041	22,173	2,665	24,838
Home equity	752	513	1,265	787	512	1,299
1-4 family mortgages	885	235	1,120	810	906	1,716
Installment	—	—	—	—	—	—
Total consumer loans	1,637	748	2,385	1,597	1,418	3,015
Total loans	$5,449	$16,977	$22,426	$23,770	$4,083	$27,853

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $2.6 million in specific reserves related to TDRs as of September 30, 2014 and there were $2.0 million in specific reserves related to TDRs as of December 31, 2013.

The following table presents a summary of loans that were restructured during the quarters and nine months ended September 30, 2014 and 2013.

Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended September 30, 2014
Commercial and industrial	5	$23,015	$—	$—	$—	$23,015
Office, retail, and industrial	1	417	—	—	—	417
Total TDRs restructured during the period	6	$23,432	$—	$—	$—	$23,432
Quarter ended September 30, 2013
Commercial and industrial	3	$369	$—	$—	$—	$369
Office, retail, and industrial	2	1,674	—	—	—	1,674
Other commercial real estate	1	10	—	—	—	10
Home equity	8	822	—	—	—	822
Total TDRs restructured during the period	14	$2,875	$—	$—	$—	$2,875
Nine months ended September 30, 2014
Commercial and industrial	5	$23,015	$—	$—	$—	$23,015
Office, retail, and industrial	1	417	—	—	—	417
Home equity	1	75	—	—	—	75
Total TDRs restructured during the period	7	$23,507	$—	$—	$—	$23,507
Nine months ended September 30, 2013
Commercial and industrial	7	$14,439	$—	$2	$—	$14,441
Office, retail, and industrial	6	2,275	30	—	—	2,305
Multi-family	5	1,275	—	57	—	1,332
Construction	2	508	—	—	—	508
Other commercial real estate	5	526	—	—	—	526
Home equity	9	947	—	—	—	947
1-4 family mortgages	1	132	—	4	—	136
Total TDRs restructured during the period	35	$20,102	$30	$63	$—	$20,195

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters and nine months ended September 30, 2014 and 2013 where the default occurred within twelve months of the restructure date.

TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—	2	$125	1	$350
Other commercial real estate	—	—	—	—	—	—	3	354
Home equity	1	77	—	—	1	77	—	—
Total	1	$77	—	$—	3	$202	4	$704

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2014 and 2013 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accruing
Beginning balance	$5,697	$8,287	$23,770	$6,867
Additions	417	1,128	492	4,606
Net payments received	(109)	(248)	(1,219)	(415)
Returned to performing status	—	—	(18,821)	(5,037)
Net transfers from non-accrual	(556)	15,162	1,227	18,308
Ending balance	5,449	24,329	5,449	24,329
Non-accrual
Beginning balance	1,700	18,450	4,083	10,924
Additions	23,015	1,747	23,015	15,589
Net payments received	(135)	(201)	(292)	(735)
Charge-offs	(8,159)	(62)	(8,345)	(1,850)
Transfers to OREO	—	(35)	(257)	(77)
Loans sold	—	—	—	(806)
Net transfers to accruing	556	(15,162)	(1,227)	(18,308)
Ending balance	16,977	4,737	16,977	4,737
Total TDRs	$22,426	$29,066	$22,426	$29,066

For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. TDRs that were returned to performing status totaled $18.8 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.

There were no material commitments to lend additional funds to borrowers with TDRs as of September 30, 2014 and December 31, 2013.

8. EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted earnings per share.

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,549	$29,323	$54,713	$60,141
Net income applicable to non-vested restricted shares	(242)	(416)	(697)	(847)
Net income applicable to common shares	$18,307	$28,907	$54,016	$59,294
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	74,341	74,023	74,270	73,969
Dilutive effect of common stock equivalents	11	11	12	9
Weighted-average diluted common shares outstanding	74,352	74,034	74,282	73,978
Basic earnings per common share	$0.25	$0.39	$0.73	$0.80
Diluted earnings per common share	$0.25	$0.39	$0.73	$0.80
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,155	1,412	1,215	1,483

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

9.  INCOME TAXES

The following table presents income tax expense and the effective income tax rate for the quarters and nine months ended September 30, 2014 and 2013.

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before income tax expense	$27,098	$54,282	$80,076	$99,348
Income tax expense:
Federal income tax expense	$6,714	$19,145	$19,719	$29,058
State income tax expense	1,835	5,814	5,644	10,149
Total income tax expense	$8,549	$24,959	$25,363	$39,207
Effective income tax rate	31.5%	46.0%	31.7%	39.5%

Federal income tax expense and the effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income and state income taxes. State income tax expense and the related effective tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income and state tax rules for consolidated/combined reporting and sourcing of income and expense.

Effective tax rates were elevated for the quarter and nine months ended September 30, 2013 due to a $34.0 million gain recognized on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, which were taxed at statutory rates, and a $13.3 million non-deductible BOLI modification loss. Excluding these transactions, the effective tax rate for the quarter and nine months ended September 30, 2013 would have been 30.5% and 31.2%, respectively. In addition, an increase in income exempt from state taxes contributed to the decrease in the effective income tax rate compared to both prior periods.

The Company's accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of the Company's 2013 10-K.

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

Fair Value Hedges
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
Gross notional amount outstanding	$13,854	$14,730
Derivative liability fair value	(1,103)	(1,472)
Weighted-average interest rate received	2.07%	2.08%
Weighted-average interest rate paid	6.38%	6.39%
Weighted-average maturity (in years)	3.02	3.76
Fair value of assets needed to settle derivative transactions (1)	$1,130	$1,502

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and nine months ended September 30, 2014 and 2013, fair value hedge ineffectiveness was not material.

Cash Flow Hedges

During the nine months ended September 30, 2014, the Company hedged $325.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $325.0 million of borrowed funds using four forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The four forward starting interest rate swaps begin in 2015 and 2016 and mature in 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
Gross notional amount outstanding	$650,000	$—
Derivative asset fair value	1,156	—
Derivative liability fair value	(1,983)	—
Weighted-average interest rate received	1.63%	—
Weighted-average interest rate paid	0.16%	—
Weighted-average maturity (in years)	4.77	—

The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive income on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge ineffectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarter ended September 30, 2014, there were no gains or losses related to cash flow hedge ineffectiveness. As of September 30, 2014, the Company estimates that $4.0 million will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months.

Other Derivative Instruments

The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $874,000 and $1.3 million were recorded in noninterest income for the quarter and nine months ended September 30, 2014, respectively. There were $1.4 million and $2.0 million in transaction fees recorded for the quarter and nine months ended September 30, 2013, respectfully.

Other Derivative Instruments
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
Gross notional amount outstanding	$432,977	$256,638
Derivative asset fair value	4,916	2,235
Derivative liability fair value	(4,916)	(2,235)
Fair value of assets needed to settle derivative transactions (1)	4,899	1,305

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment, such as commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2014 or December 31, 2013. The Company does not enter into derivative transactions for purely speculative purposes.

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

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the Company's derivatives and offsetting positions as of September 30, 2014 and December 31, 2013.

Offsetting Derivatives
(Dollar amounts in thousands)

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross amounts recognized	$6,072	$2,235	$8,002	$3,707
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	6,072	2,235	8,002	3,707
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,156)	(704)	(1,156)	(704)
Cash collateral pledged (2)	—	—	(6,846)	(3,003)
Net credit exposure	$4,916	$1,531	$—	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.

(2)
The Company pledged cash collateral of $5.8 million and $3.0 million as of September 30, 2014 and December 31, 2013, respectively, which resulted in a shortage of collateral with counterparties as of September 30, 2014. For purposes of this disclosure, the amount of cash collateral is increased, given excess derivative assets, to fully offset the derivative liability.

As of September 30, 2014 and December 31, 2013, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below the required credit ratings or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2014 and December 31, 2013, the Company was not in violation of these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,202,700	$1,077,201
Commercial real estate	172,012	133,867
Home equity	293,122	268,311
Other commitments (1)	187,385	181,702
Total commitments to extend credit	$1,855,219	$1,661,081

Standby letters of credit	$125,569	$110,453
Recourse on assets sold:
Unpaid principal balance of loans sold	$182,834	$170,330
Carrying value of recourse obligation (2)	158	162

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended September 30, 2014 and 2013.

Legal Proceedings

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

12.  FAIR VALUE
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

Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,383	$—	$—	$1,847	$—	$—
Mutual funds	16,545	—	—	15,470	—	—
Total trading securities	17,928	—	—	17,317	—	—
Securities available-for-sale:
U.S. Agency securities	—	500	—	—	500	—
CMOs	—	416,547	—	—	475,768	—
Other MBSs	—	120,489	—	—	136,164	—
Municipal securities	—	435,072	—	—	461,393	—
CDOs	—	—	18,369	—	—	18,309
Corporate debt securities	—	3,846	—	—	14,929	—
Equity securities	44	2,553	—	44	5,618	—
Total securities available-for-sale	44	979,007	18,369	44	1,094,372	18,309
Mortgage servicing rights (1)	—	—	1,942	—	—	1,893
Derivative assets (1)	—	6,072	—	—	2,235	—
Liabilities:
Derivative liabilities (2)	$—	$8,002	$—	$—	$3,707	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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

CDOs are classified in level 3 of the fair value hierarchy. The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology relies on credit analysis and review of historical financial data for each of the issuers of the securities underlying the individual CDO (the “Issuers”) to estimate the expected future cash flows. These estimates are highly subjective and sensitive to several significant, unobservable inputs, including prepayment assumptions, default probabilities, loss given default assumptions, and deferral cure probabilities. The expected future cash flows for each Issuer are then discounted to present values using LIBOR plus an adjustment to reflect the higher risk inherent in these securities given their complex structures and the impact of market factors. Finally, the discounted expected future cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO. Information for each CDO, as well as the significant unobservable assumptions, is presented in the following table.

Characteristics of CDOs and Significant Unobservable Inputs
Used in the Valuation of CDOs as of September 30, 2014
(Dollar amounts in thousands)

	CDO Number
	1	2	3	4	5
Characteristics:
Class	C-1	C-1	C-1	B1	C
Original par	$17,500	$15,000	$15,000	$15,000	$6,500
Amortized cost	7,140	5,598	12,377	13,727	6,179
Fair value	4,837	704	4,872	5,428	2,528
Lowest credit rating (Moody’s)	Ca	Ca	Ca	Ca	Ca
Number of underlying Issuers	43	54	57	56	74
Percent of Issuers currently performing	83.7%	81.5%	77.2%	62.5%	73.0%
Current deferral and default percent (1)	8.7%	10.3%	11.0%	24.4%	22.5%
Expected future deferral and default percent (2)	12.2%	10.8%	13.5%	19.0%	9.6%
Excess subordination percent (3)	—%	—%	—%	10.3%	10.1%
Discount rate risk adjustment (4)	12.5%	14.3%	13.3%	11.8%	12.3%
Significant unobservable inputs, weighted average of Issuers:
Probability of prepayment	15.2%	7.6%	4.5%	4.5%	3.5%
Probability of default	18.5%	22.2%	19.8%	26.0%	28.8%
Loss given default	88.2%	83.2%	89.4%	93.2%	96.3%
Probability of deferral cure	23.2%	12.4%	36.3%	38.8%	27.6%

(1)	Represents actual deferrals and defaults, net of recoveries, as a percent of the original collateral.

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

A rollforward of the carrying value of CDOs for the quarters and nine months ended September 30, 2014 and 2013 is presented in the following table.

Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$18,436	$14,917	$18,309	$12,129
Change in other comprehensive (loss) income (1)	(65)	2,079	1,571	4,867
Purchases, sales, issuances, settlements, and paydowns (2)	(2)	—	(1,511)	—
Ending balance	$18,369	$16,996	$18,369	$16,996
Change in unrealized losses recognized in earnings related to securities still held at end of period	$—	$—	$—	$—

(1)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.

(2)
For the nine months ended September 30, 2014, one CDO with a carrying value of $1.3 million was sold. In addition, one CDO with a carrying value of zero was sold during the nine months ended September 30, 2013.

Mortgage Servicing Rights

The Company services loans for others totaling $218.9 million as of September 30, 2014 and $214.5 million as of December 31, 2013. These loans are owned by third parties and are not included in the Consolidated Statements of Condition. The Company estimates the fair value of mortgage servicing rights by using a discounted cash flow analysis and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 21, “Fair Value,” in the Company’s 2013 10-K.

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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$18,754	$—	$—	$13,103
OREO (2)	—	—	17,580	—	—	13,347
Loans held-for-sale (3)	—	—	24,504	—	—	4,739
Assets held-for-sale (4)	—	—	2,026	—	—	4,027

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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
Loans Held-for-Sale
As of September 30, 2014, loans held-for-sale consisted of 1-4 family mortgage loans, which were originated with the intent to sell, and one commercial real estate credit relationship, which was transferred to the held-for-sale category at the contract price. Accordingly, these loans are classified in level 3 of the fair value hierarchy. As of December 31, 2013, loans held-for-sale consists of 1-4 family mortgage loans and one commercial real estate loan.
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

Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$125,977	$125,977	$110,417	$110,417
Interest-bearing deposits in other banks	2	550,606	550,606	476,824	476,824
Securities held-to-maturity	2	26,776	27,766	44,322	43,387
FHLB and Federal Reserve Bank stock	2	35,588	35,588	35,161	35,161
Net loans	3	6,445,973	6,315,474	5,628,855	5,544,146
FDIC indemnification asset	3	8,699	4,659	16,585	7,829
Investment in BOLI	3	195,270	195,270	193,167	193,167
Accrued interest receivable	3	27,375	27,375	25,735	25,735
Other interest earning assets	3	4,399	4,527	6,550	6,809
Liabilities:
Deposits	2	$7,616,133	$7,610,119	$6,766,101	$6,765,404
Borrowed funds	2	132,877	132,877	224,342	226,839
Senior and subordinated debt	1	191,028	191,769	190,932	201,147
Accrued interest payable	2	5,208	5,208	2,400	2,400

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

Securities Held-to-Maturity - The fair value of securities held-to-maturity is estimated using the present value of expected future cash flows of the remaining maturities of the securities.

FHLB and Federal Reserve Bank Stock - The carrying amounts approximate fair value.

Net Loans - The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio was accommodated through the use of the allowance for loan and covered loan losses, which is believed to represent the current fair value of estimated inherent losses in the loan portfolio.

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is calculated by discounting the expected future cash flows expected to be received from the FDIC. The expected future cash flows are estimated by multiplying anticipated losses on covered loans and covered OREO by the reimbursement rates in the FDIC Agreements.

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

Other Interest-Earning Assets - The fair value of other interest-earning assets is estimated using the present value of the expected future cash flows of the remaining maturities of the assets.

Deposits - The fair values disclosed for deposits, savings deposits, NOW accounts, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using the expected future cash flows discounted based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the “Bank”), which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, commercial real estate, and municipal customers through approximately 100 banking offices. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and nine months ended September 30, 2014 and 2013. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2013 Annual Report on Form 10-K (“2013 10-K”). The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of future results.

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

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, pending acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our 2013 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

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

NON-GAAP FINANCIAL INFORMATION

The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. This includes, but is not limited to, earnings per share, excluding acquisition and integration related expenses, tax-equivalent net interest income (including its individual components), the efficiency ratio, tier 1 common capital to risk-weighted assets, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Results
Interest income	$76,862	$72,329	$218,555	$215,127
Interest expense	5,831	6,663	17,522	20,683
Net interest income	71,031	65,666	201,033	194,444
Provision for loan and covered loan losses	10,727	4,770	17,509	16,257
Noninterest income	37,107	58,088	95,550	113,104
Noninterest expense	70,313	64,702	198,998	191,943
Income before income tax expense	27,098	54,282	80,076	99,348
Income tax expense	8,549	24,959	25,363	39,207
Net income	$18,549	$29,323	$54,713	$60,141
Weighted-average diluted common shares outstanding	74,352	74,034	74,282	73,978
Diluted earnings per common share	$0.25	$0.39	$0.73	$0.80
Performance Ratios (1)
Return on average common equity	6.91%	11.66%	6.99%	8.22%
Return on average tangible common equity (2)	11.73%	16.33%	10.58%	11.58%
Return on average assets	0.84%	1.38%	0.86%	0.98%
Net interest margin – tax equivalent	3.72%	3.63%	3.66%	3.70%
Efficiency ratio (3)	62.02%	62.70%	64.00%	64.46%

(1)	All ratios are presented on an annualized basis.

(2)
Tangible common equity (“TCE”) represents common stockholders’ equity less goodwill and identifiable intangible assets. Acquisition and integration related expenses of $3.7 million and $4.6 million for the quarter and nine months ended September 30, 2014, respectively, are excluded from the return on average tangible common equity ratio.

(3)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading (losses) gains, and tax-equivalent adjusted BOLI income. In addition, acquisition and integration related expenses of $3.7 million and $4.6 million are excluded from the efficiency ratio for the quarter and nine months ended September 30, 2014, respectively.

	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014 Change From
				December 31, 2013	September 30, 2013
Balance Sheet Highlights
Total assets	$9,096,351	$8,253,407	$8,517,913	$842,944	$578,438
Total loans, excluding covered loans	6,428,204	5,580,005	5,448,929	848,199	979,275
Total loans, including covered loans	6,519,079	5,714,360	5,602,234	804,719	916,845
Total deposits	7,616,133	6,766,101	7,003,208	850,032	612,925
Transactional deposits	6,359,686	5,558,318	5,745,047	801,368	614,639
Loans-to-deposits ratio	85.6%	84.5%	80.0%
Transactional deposits to total deposits	83.5%	82.1%	82.0%

	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014 Change From
				December 31, 2013	September 30, 2013
Asset Quality Highlights (1)
Non-accrual loans	$63,858	$59,798	$68,170	$4,060	$(4,312)
90 days or more past due loans (still accruing interest)	5,983	3,708	5,642	2,275	341
Total non-performing loans	69,841	63,506	73,812	6,335	(3,971)
Accruing troubled debt restructurings ("TDRs")	5,449	23,770	24,329	(18,321)	(18,880)
OREO	29,165	32,473	35,616	(3,308)	(6,451)
Total non-performing assets	$104,455	$119,749	$133,757	$(15,294)	$(29,302)
30-89 days past due loans (still accruing interest)	$13,459	$20,742	$15,111	$(7,283)	$(1,652)
Allowance for Credit Losses
Allowance for credit losses	$74,722	$87,121	$93,214	$(12,399)	$(18,492)
Allowance for credit losses to loans, excluding acquired loans, including covered loans	1.25%	1.52%	1.66%
Allowance for credit losses to non-accrual loans, excluding acquired and covered loans	103.47%	124.69%	117.59%

(1)
Due to the impact of business combination accounting and protection provided by loss share agreements with the FDIC ("the FDIC Agreements"), acquired loans and covered loans and covered OREO are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of acquired and covered loans, refer to Note 1 and Note 6 of “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. Asset quality, including acquired loans, covered loans, and covered OREO, is included in the “Loan Portfolio and Credit Quality” section below.

Net income for the third quarter of 2014 was $18.5 million, or $0.25 per share, compared to $29.3 million, or $0.39 per share, for the third quarter of 2013. For the nine months ended September 30, 2014, net income was $54.7 million, or $0.73 per share, compared to $60.1 million, or $0.80 per share, for the same period in 2013.

The third quarter of 2013 net income was impacted by certain significant transactions, which included a $34.0 million gain on the sale of an equity investment, a $7.8 million gain on the termination of two Federal Home Loan Bank ("FHLB") forward commitments, and a $13.3 million non-deductible write-down of the cash surrender values of certain BOLI policies. Excluding these items, which were reported in noninterest income, net income for the third quarter of 2013 was $17.5 million, or $0.24 per share, compared to $18.5 million, or $0.25 per share, for third quarter of 2014. In addition, net income for the third quarter and nine months ended September 30, 2014 was impacted by acquisition and integration related expenses of $3.7 million and $4.6 million, respectively. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."

Total loans, excluding covered loans, of $6.4 billion rose by $848.2 million from December 31, 2013. Total loans, excluding acquired and covered loans, grew 7.5% annualized from December 31, 2013. The majority of the loan growth was driven by the acquisition of Popular, which represents $533.2 million of loans at September 30, 2014. The loan portfolio also benefited from solid performance from our legacy sales platform concentrated within our commercial and industrial and agricultural loan categories.

Non-performing assets, excluding acquired and covered loans and covered OREO, decreased by $15.3 million, or 12.8%, from December 31, 2013 and $29.3 million, or 21.9% from September 30, 2013. Refer to the “Loan Portfolio and Credit Quality” section below for further discussion of our loan portfolio, non-accrual loans, 90 days past due loans, TDRs, and OREO.

Acquisitions

On July 7, 2014, the Company entered into a definitive agreement to acquire the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. As part of the acquisition, the Company will acquire eight locations, approximately $490 million in deposits, and $234 million in loans. The Company has received approval for this acquisition from the Federal Reserve, its primary regulator, and the acquisition is expected to close before the end of 2014, subject to approval by the stockholders of Great Lakes and certain closing conditions.

On August 8, 2014, the Bank completed the acquisition of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, which is a subsidiary of Popular, Inc. The acquisition included Popular's twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area. On the date of acquisition, the Bank assumed $731.9 million in deposits and acquired $549.4 million in loans.

On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation ("National Machine Tool"). In business for more than 28 years and a customer of the Bank for more than 15 years, National Machine Tool provides equipment leasing and financing alternatives to traditional bank financing. The addition of equipment leasing to First Midwest's product offerings affords us the opportunity to leverage our sales platform to augment National Machine Tool's historical lease production of approximately $40 million per year.

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

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2014 and 2013, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2014 and 2013.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$476,768	$313	0.26	$661,779	$469	0.28	$(74)	$(82)	$(156)
Trading securities	18,363	30	0.65	15,543	29	0.75	4	(3)	1
Investment securities (2)	1,067,742	9,659	3.62	1,250,158	10,199	3.26	(2,126)	1,586	(540)
FHLB and Federal Reserve Bank stock	35,588	341	3.83	35,162	333	3.79	4	4	8
Loans (2)(3)	6,302,883	69,458	4.37	5,559,932	64,326	4.59	6,708	(1,576)	5,132
Total interest-earning assets (2)	7,901,344	79,801	4.01	7,522,574	75,356	3.98	4,516	(71)	4,445
Cash and due from banks	126,279			127,847
Allowance for loan and covered loan losses	(77,596)			(93,940)
Other assets	818,066			847,304
Total assets	$8,768,093			$8,403,785
Liabilities and Stockholders’ Equity:
Savings deposits	$1,231,700	231	0.07	$1,127,970	192	0.07	39	—	39
NOW accounts	1,261,522	166	0.05	1,175,926	162	0.05	4	—	4
Money market deposits	1,413,753	468	0.13	1,343,263	411	0.12	22	35	57
Time deposits	1,226,025	1,941	0.63	1,288,746	2,072	0.64	(99)	(32)	(131)
Borrowed funds	101,674	9	0.04	203,613	390	0.76	(190)	(191)	(381)
Senior and subordinated debt	191,013	3,016	6.26	214,860	3,436	6.34	(377)	(43)	(420)
Total interest-bearing liabilities	5,425,687	5,831	0.43	5,354,378	6,663	0.49	(601)	(231)	(832)
Demand deposits	2,208,450			1,975,797
Other liabilities	83,075			90,154
Stockholders’ equity - common	1,050,881			983,456
Total liabilities and stockholders’ equity	$8,768,093			$8,403,785
Net interest income/margin (2)		$73,970	3.72		$68,693	3.63	$5,117	$160	$5,277
Net interest income (GAAP)		$71,031			$65,666
Tax equivalent adjustment		2,939			3,027
Tax-equivalent net interest income		$73,970			$68,693

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company’s Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 1 and Note 6 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$515,380	$1,064	0.28	$640,551	$1,371	0.29	$(165)	$(142)	$(307)
Trading securities	17,919	86	0.64	15,174	89	0.78	16	(19)	(3)
Investment securities (2)	1,115,882	30,317	3.62	1,227,619	30,303	3.29	(132)	146	14
FHLB and Federal Reserve Bank stock	35,424	1,024	3.85	41,086	1,014	3.29	(41)	51	10
Loans (2)(3)	5,978,223	194,878	4.36	5,439,308	191,605	4.71	30,628	(27,355)	3,273
Total interest-earning assets (2)	7,662,828	227,369	3.97	7,363,738	224,382	4.07	30,306	(27,319)	2,987
Cash and due from banks	118,350			121,037
Allowance for loan and covered loan losses	(81,098)			(96,991)
Other assets	790,782			858,347
Total assets	$8,490,862			$8,246,131
Liabilities and Stockholders’ Equity:
Savings deposits	$1,193,952	636	0.07	$1,126,501	647	0.08	54	(65)	(11)
NOW accounts	1,213,471	488	0.05	1,162,657	505	0.06	25	(42)	(17)
Money market deposits	1,353,857	1,253	0.12	1,289,857	1,315	0.14	72	(134)	(62)
Time deposits	1,197,232	5,537	0.62	1,331,277	6,693	0.67	(644)	(512)	(1,156)
Borrowed funds	162,481	561	0.46	202,664	1,217	0.80	(534)	(122)	(656)
Senior and subordinated debt	190,981	9,047	6.33	214,829	10,306	6.41	(1,131)	(128)	(1,259)
Total interest-bearing liabilities	5,311,974	17,522	0.44	5,327,785	20,683	0.52	(2,158)	(1,003)	(3,161)
Demand deposits	2,069,866			1,866,560
Other liabilities	75,268			87,651
Stockholders’ equity - common	1,033,754			964,135
Total liabilities and stockholders’ equity	$8,490,862			$8,246,131
Net interest income/margin (2)		$209,847	3.66		$203,699	3.70	$32,464	$(26,316)	$6,148
Net interest income (GAAP)		$201,033			$194,444
Tax equivalent adjustment		8,814			9,255
Tax-equivalent net interest income		$209,847			$203,699

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company’s FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please refer to Note 1 and Note 6 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Total average interest-earning assets for the third quarter of 2014 increased by $378.8 million from the third quarter of 2013 and $299.1 million for the first nine months of 2014 compared to the same period in 2013. The increase compared to both prior periods was driven by loans acquired in the Popular acquisition and organic loan growth.

The $71.3 million increase in average interest-bearing liabilities compared to the third quarter of 2013 resulted primarily from the Popular acquisition. Compared to the first nine months of 2013, average interest-bearing liabilities decreased $15.8 million primarily due to lower levels of time deposits, the repurchase and retirement of $24.0 million of junior subordinated debentures with a rate of 6.95%, and the prepayment of $114.6 million of FHLB advances with a weighted-average rate of 1.08%, which is net of the yield earned on the cash used for the prepayment. These declines were substantially offset by $731.9 million of deposits assumed in the Popular acquisition.

Tax-equivalent net interest margin for the third quarter of 2014 was 3.72%, an increase of 9 basis points from the third quarter of 2013. The Popular acquisition contributed approximately half of the improvement, adding a greater proportion of higher yielding, fixed rate loans along with low cost deposits. In addition, certain loan hedging strategies and an increase in the yield on covered interest-earning assets drove the higher margin.

For the nine months ended September 30, 2014, tax-equivalent net interest margin was 3.66%, a decline of 4 basis points from the same period in 2013. The decrease in the yield on loans was driven by the flattening of the yield curve, the competitive market environment, and a continued shift in the loan mix to floating rate loans. This decline was partially offset by higher yielding, fixed rate loans acquired in the Popular transaction, certain loan hedging strategies, and an increase in the yield on covered interest-earning assets. Overall, the reduction in net interest margin was partially offset by higher yields on investment securities, a reduction in higher cost borrowed funds, and growth in core deposits.

Higher tax-equivalent net interest income of $5.3 million compared to the third quarter of 2013 and $6.1 million compared to the first nine months of 2013 was primarily due to the Popular acquisition, which contributed $3.5 million of the increase. In addition, continued organic loan growth, the prepayment of FHLB advances, and repurchase and retirement of junior subordinated debentures contributed to the positive variance.

Noninterest Income

A summary of noninterest income for the quarters and nine months ended September 30, 2014 and 2013 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Service charges on deposit accounts	$9,902	$9,472	4.5	$26,895	$27,267	(1.4)
Wealth management fees	6,721	6,018	11.7	19,730	17,983	9.7
Card-based fees (1)	6,646	5,509	20.6	17,950	16,132	11.3
Merchant servicing fees (2)	2,932	2,915	0.6	8,557	8,368	2.3
Mortgage banking income	1,125	1,273	(11.6)	3,199	4,251	(24.7)
Other service charges, commissions, and fees (2)	2,334	2,617	(10.8)	5,386	5,569	(3.3)
Total fee-based revenues	29,660	27,804	6.7	81,717	79,570	2.7
Gains on sales of properties	3,954	—	100.0	3,954	—	100.0
Net securities gains	2,570	33,801	(92.4)	8,160	34,017	(76.0)
BOLI income (3)	767	284	N/M	2,030	884	N/M
Other income (4)(6)	512	800	(36.0)	1,382	1,984	(30.3)
Net trading (losses) gains (5)(6)	(356)	882	N/M	366	2,132	(82.8)
Loss on early extinguishment of debt	—	—	—	(2,059)	—	(100.0)
BOLI modification loss (3)	—	(13,312)	100.0	—	(13,312)	100.0
Gain on termination of FHLB forward commitments	—	7,829	(100.0)	—	7,829	(100.0)
Total noninterest income	$37,107	$58,088	(36.1)	$95,550	$113,104	(15.5)

N/M - Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	These line items are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(3)	These line items are included in BOLI income in the Condensed Consolidated Statements of Income.

(4)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(5)
Net trading (losses) gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(6)	These line items are included in other income in the Condensed Consolidated Statements of Income.

Total fee-based revenues continue to be strong and grew to $29.7 million, an increase of 6.7% compared to the third quarter of 2013 and 2.7% from the first nine months of 2013.

Compared to the third quarter of 2013, service charges on deposit accounts were impacted by an increase in service charge volume from existing clients and new customers acquired in the Popular transaction. A lower volume of non-sufficient funds transactions contributed to the decrease in service charges on deposit accounts compared to the nine months ended September 30, 2013.

Wealth management fees increased 11.7% from the third quarter of 2013 and 9.7% from the first nine months of 2013 due to a 10.9% rise in assets under management driven by new customer relationships across all service offerings.

The growth in card-based fees compared to both prior periods reflects higher transaction volumes as well as incentives from a renewed vendor contract.

During the third quarter and first nine months of 2014, we sold $31.7 million and $114.7 million of 1-4 family mortgage loans, respectively, compared to $36.1 million and $118.1 million of loans sold during the same periods in 2013. Lower market pricing contributed to the decline in mortgage banking income compared to the third quarter of 2013.

Lower levels of fee income from sales of capital market products to commercial clients contributed to the decrease in other service charges, commissions, and fees compared to the quarter and nine months ended September 30, 2013.

In the third quarter of 2014, we completed the disposition of two branch properties at pre-tax gains of $4.0 million as part of multi-year efforts to optimize our retail distribution.

Net securities gains for the third quarter of 2014 were driven by the sale of longer-duration corporate bonds and other investments, resulting in pre-tax gains of $2.6 million. Net securities gains for the first nine months of 2014 also consisted of the sale of a non-accrual trust-preferred collateralized debt obligation ("CDO") at a pre-tax gain of $3.5 million and sales of municipal securities and other investments at pre-tax gains of $2.1 million.

During the first nine months of 2014, the loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances.

Total noninterest income was impacted by certain significant transactions during the third quarter of 2013, including a $34.0 million gain on the sale of an equity investment, a $7.8 million gain on the termination of two FHLB forward commitments, and a $13.3 million write-down of the cash surrender values of certain BOLI policies.

Noninterest Expense

A summary of noninterest expense for the quarters and nine months ended September 30, 2014 and 2013 is presented in the following table.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Salaries and employee benefits:
Salaries and wages	$28,972	$27,254	6.3	$84,022	$81,646	2.9
Nonqualified plan expense (1)	(386)	1,003	N/M	350	2,394	(85.4)
Retirement and other employee benefits	7,347	6,013	22.2	19,613	19,720	(0.5)
Total salaries and employee benefits	35,933	34,270	4.9	103,985	103,760	0.2
Net occupancy and equipment expense	8,702	7,982	9.0	25,765	23,922	7.7
Professional services:
Loan remediation costs	2,107	1,893	11.3	6,336	6,579	(3.7)
Other professional services	4,991	3,624	37.7	12,668	9,751	29.9
Professional services	7,098	5,517	28.7	19,004	16,330	16.4
Technology and related costs	4,316	2,984	44.6	10,494	8,351	25.7
Net OREO expense (2)	1,406	2,849	(50.6)	4,531	5,732	(21.0)
Advertising and promotions (2)	1,858	2,166	(14.2)	5,778	5,609	3.0
Merchant card expense (2)	2,396	2,339	2.4	6,992	6,704	4.3
Cardholder expenses (2)	1,120	1,031	8.6	3,215	3,003	7.1
Other expenses (2)	7,484	5,564	34.5	19,234	18,532	3.8
Total noninterest expense	$70,313	$64,702	8.7	$198,998	$191,943	3.7
Efficiency ratio (3)	62.02%	62.70%		64.00%	64.46%

N/M - Not meaningful.

(1)
Nonqualified plan expense results from changes in the Company's obligation to participants under deferred compensation agreements and is substantially offset by earnings on related assets, which are reported as net trading (losses) gains and included in noninterest income.

(2)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(3)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading (losses) gains, and tax-equivalent adjusted BOLI income. In addition, acquisition and integration related expenses of $3.7 million and $4.6 million are excluded from the efficiency ratio for the quarter and nine months ended September 30, 2014, respectively.

The efficiency ratio, excluding acquisition and integration related expenses, improved to 62.02% for the third quarter of 2014 and 64.00% for the first nine months of 2014. Total noninterest expense for the third quarter of 2014 increased 8.7% from the third quarter of 2013 and 3.7% for the first nine months of 2014 compared to the same periods in 2013. The rise in total noninterest expense compared to both prior periods resulted primarily from acquisition and integration related expenses, totaling $3.7 million for the third quarter of 2014 and $4.6 million for the nine months ended September 30, 2014. In addition, the recurring costs associated with operating the newly acquired Popular locations contributed to the increase. During the third quarter of 2014, the Company also recorded a $430,000 valuation adjustment relative to the closing of a banking facility.

Compared to both prior periods presented, the increase in salaries and employee benefits resulted from additional employees assumed in the Popular acquisition during the third quarter of 2014. The timing of certain incentive compensation accruals and higher premiums paid for employee insurance also contributed to the variance compared to the third quarter of 2013.

Net occupancy and equipment expense increased for the third quarter of 2014 and nine months ended September 30, 2014 due to the acquisition of twelve branches in the Popular transaction and an increase in real estate taxes. Additionally, higher utilities and snow removal costs during the first quarter of 2014 impacted the comparison to the first nine months of 2013.

The rise in loan remediation costs compared to the third quarter of 2013 resulted from higher levels of real estate taxes paid to preserve the Company's rights to collateral associated with problem loans and an increase in appraisal costs for underlying collateral. Compared to the first nine months of 2013, loan remediation costs decreased due to lower servicing costs for our covered loan portfolio and a reduction in real estate taxes paid, which was partially offset by higher appraisal costs.

Other professional services expense increased compared to the third quarter and first nine months of 2013. These increases were driven primarily by legal expenses related to acquisition activity which totaled $1.4 million for the third quarter of 2014 and $2.2 million for the first nine months of 2014.

Higher levels of technology and related costs compared to both prior periods presented resulted mainly from conversion costs related to acquisition activity, which totaled $1.1 million for the quarter and nine months ended September 30, 2014.

Compared to both prior periods presented, the decrease in net OREO expense resulted primarily from net gains on sales of OREO properties compared to net losses on sales, as well as lower levels of operating expenses. Higher levels of valuation adjustments partially offset these declines.

Advertising and promotions expense declined compared to the third quarter of 2013 due to the timing of certain advertising costs.

Higher levels of other expenses in the third quarter and first nine months of 2014 resulted from a $430,000 valuation adjustment relative to the closing of a banking facility and miscellaneous expenses related to the Popular acquisition.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.

Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before income tax expense	$27,098	$54,282	$80,076	$99,348
Income tax expense:
Federal income tax expense	$6,714	$19,145	$19,719	$29,058
State income tax expense	1,835	5,814	5,644	10,149
Total income tax expense	$8,549	$24,959	$25,363	$39,207
Effective income tax rate	31.5%	46.0%	31.7%	39.5%

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

Effective tax rates were elevated for the quarter and nine months ended September 30, 2013 due to a $34.0 million gain recognized on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, which was taxed at statutory rates, and a $13.3 million non-deductible BOLI modification loss. Excluding these transactions, the effective tax rate for the quarter and nine months ended September 30, 2013 would have been 30.5% and 31.2%, respectively. In addition, an increase in income exempt from state taxes contributed to the decrease in the effective income tax rate compared to both prior periods.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	September 30, 2014				December 31, 2013
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$500	$—	$500	—	$500	$—	$500	—
Collateralized mortgage obligations ("CMOs")	424,946	(8,399)	416,547	40.6	490,962	(15,194)	475,768	41.2
Other mortgage-backed securities ("MBSs")	117,271	3,218	120,489	11.8	135,097	1,067	136,164	11.8
Municipal securities	423,904	11,168	435,072	42.4	457,318	4,075	461,393	39.9
CDOs	45,021	(26,652)	18,369	1.8	46,532	(28,223)	18,309	1.6
Corporate debt securities	3,724	122	3,846	0.4	12,999	1,930	14,929	1.3
Equity securities	2,575	22	2,597	0.3	3,706	1,956	5,662	0.5
Total available-for- sale securities	1,017,941	(20,521)	997,420	97.3	1,147,114	(34,389)	1,112,725	96.3
Securities Held-to-Maturity
Municipal securities	26,776	990	27,766	2.7	44,322	(935)	43,387	3.7
Total securities	$1,044,717	$(19,531)	$1,025,186	100.0	$1,191,436	$(35,324)	$1,156,112	100.0

Portfolio Composition

As of September 30, 2014, our securities portfolio totaled $1.0 billion, decreasing 11.3% compared to December 31, 2013. The reduction in CMOs, MBSs, and municipal securities from December 31, 2013 resulted from sales of $24.9 million and maturities, calls, and prepayments of $125.2 million, which were slightly offset by purchases of $16.4 million. Refer to the "Securities Gains and Losses" section below for further detail.

Approximately 97.5% of our available-for-sale securities portfolio is comprised of U.S. agency securities, CMOs, other MBSs, and municipal securities. The remainder of the portfolio consists of five CDOs with a total fair value of $18.4 million and miscellaneous other securities with fair values of $6.4 million.

Investments in municipal securities comprised 43.6%, or $435.1 million, of the total available-for-sale securities portfolio at September 30, 2014. The majority consists of general obligations of local municipalities. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	September 30, 2014			December 31, 2013
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	1.49%	1.50	0.49%	2.23%	2.25	0.49%
CMOs	3.92%	3.95	1.87%	4.48%	4.26	1.86%
Other MBSs	3.20%	4.42	3.00%	3.93%	4.85	2.45%
Municipal securities	3.31%	2.57	5.52%	5.11%	3.27	5.53%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	0.43%	0.48	4.59%	4.86%	7.18	6.39%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	3.55%	3.39	3.61%	4.68%	3.95	3.52%
Securities Held-to-Maturity
Municipal securities	5.43%	8.05	4.48%	6.50%	11.84	5.47%
Total securities	3.60%	3.52	3.63%	4.75%	4.26	3.60%

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

Effective Duration

The average life and effective duration of our available-for-sale securities portfolio as of September 30, 2014 declined from December 31, 2013 since cash from maturities and sales of investment securities was not reinvested in the securities portfolio.

Securities Gains and Losses

Net securities gains for the third quarter and first nine months of 2014 were $2.6 million and $8.2 million, respectively. During the third quarter of 2014, we sold certain longer-duration corporate bonds with a carrying value of $9.3 million at gains of $2.0 million and certain other investments, which resulted in gains of $552,000. Net securities gains for the first nine months of 2014 also consisted of the sale of a non-accrual CDO at a gain of $3.5 million, sales of municipal securities at gains of $468,000, and the sale of other investments at a gain of $1.6 million.

Net securities gains for the third quarter and first nine months of 2013 were $33.8 million and $34.0 million, respectively, which resulted primarily from the sale of an equity investment. Net securities gains for the third quarter of 2013 include other-than-temporary securities impairment ("OTTI") charges of $404,000 on four municipal securities.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses were $20.5 million at September 30, 2014 compared to $34.4 million at December 31, 2013.

Net unrealized losses in the CMO portfolio totaled $8.4 million at September 30, 2014 compared to $15.2 million at December 31, 2013. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on this type of security as of September 30, 2014 represents OTTI since the unrealized losses are not believed to be attributed to credit quality.

As of September 30, 2014, net unrealized gains in the municipal securities portfolio totaled $11.2 million compared to $4.1 million as of December 31, 2013. Net unrealized gains on municipal securities include unrealized losses of $1.3 million at September 30, 2014. Substantially all of these securities carry investment grade ratings, with the majority supported by the general revenues of the issuing governmental entity, and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized losses on these securities declined from $28.2 million at December 31, 2013 to $26.7 million at September 30, 2014. We do not believe the unrealized losses on the CDOs as of September 30, 2014 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is based on discounted cash flow analyses as described in Note 12 of “Notes to the Condensed Consolidated Financial Statements,” in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans Held-for-Investment

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 87.2% of total loans, excluding covered loans, at September 30, 2014. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

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

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2014
	Legacy	Acquired (1)	Total	% of Total	December 31, 2013	% of Total	% Change
Commercial and industrial	$2,131,464	$76,702	$2,208,166	34.3	$1,830,638	32.8	20.6
Agricultural	347,391	120	347,511	5.4	321,702	5.8	8.0
Commercial real estate:
Office	404,870	32,352	437,222	6.8	459,202	8.2	(4.8)
Retail	383,209	70,969	454,178	7.1	392,576	7.0	15.7
Industrial	486,723	44,399	531,122	8.3	501,907	9.0	5.8
Multi-family	360,330	199,359	559,689	8.7	332,873	6.0	68.1
Construction	193,445	—	193,445	3.0	186,197	3.3	3.9
Other commercial real estate	790,383	81,442	871,825	13.6	807,071	14.5	8.0
Total commercial real estate	2,618,960	428,521	3,047,481	47.5	2,679,826	48.0	13.7
Total corporate loans	5,097,815	505,343	5,603,158	87.2	4,832,166	86.6	16.0
Home equity	494,975	22,471	517,446	8.0	427,020	7.7	21.2
1-4 family mortgages	238,172	—	238,172	3.7	275,992	4.9	(13.7)
Installment	64,024	5,404	69,428	1.1	44,827	0.8	54.9
Total consumer loans	797,171	27,875	825,046	12.8	747,839	13.4	10.3
Total loans, excluding covered loans	5,894,986	533,218	6,428,204	100.0	5,580,005	100.0	15.2
Covered loans	90,875	—	90,875		134,355		(32.4)
Total loans	$5,985,861	$533,218	$6,519,079		$5,714,360		14.1

(1)	Acquired loans consist of loans that were acquired in the Popular business combination that are recorded at fair value as of the acquisition date.

Total loans, excluding covered loans, of $6.4 billion rose by $848.2 million from December 31, 2013. Total loans, excluding acquired and covered loans, grew 7.5% annualized from December 31, 2013.

The majority of the loan growth was related to the Popular acquisition, which added $533.2 million of loans at September 30, 2014, and well-balanced growth across the majority of categories. In addition, solid performance from our legacy sales platform concentrated within our commercial and industrial and agricultural loan categories reflects the impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.
During the nine months ended September 30, 2014, total consumer loans grew 10.3% from December 31, 2013. The 1-4 family mortgage portfolio reflects the sale of $114.7 million of 1-4 family mortgage loans. Compared to December 31, 2013, the 21.2% increase in the home equity portfolio was impacted by organic growth, the purchase of $48.7 million of high quality, shorter-duration, floating rate loans, and $22.5 million of loans acquired in the Popular acquisition.

Commercial, Industrial, and Agricultural Loans

Commercial, industrial, and agricultural loans represent 39.7% of total loans, excluding covered loans, and totaled $2.6 billion at September 30, 2014, an increase of $403.3 million, or 18.7% from December 31, 2013. Loans acquired in the Popular transaction during the third quarter of 2014 contributed $76.8 million, or 3.6%, of this growth. Our commercial and industrial loans are a diverse group of loans to community-based and middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.

Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. As part of the underwriting process, the Company examines projected future cash flows, financial statement stability, and the value of the underlying collateral. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid through cash flows of the farming operation.
Commercial Real Estate Loans

Commercial real estate loans represent 47.5% of total loans, excluding covered loans, and totaled $3.0 billion at September 30, 2014 an increase of $367.7 million, or 13.7% from December 31, 2013. Overall, growth was driven by loans acquired in the Popular transaction, which totaled $428.5 million at September 30, 2014. This growth was partially offset by declines in the office, retail, and industrial and other commercial real estate portfolios. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and represent varying types across our market footprint.

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

Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	September 30, 2014	% of Total	December 31, 2013	% of Total
Office, retail, and industrial:
Office	$437,222	14.4	$459,202	17.1
Retail	454,178	14.9	392,576	14.7
Industrial	531,122	17.4	501,907	18.7
Total office, retail, and industrial	1,422,522	46.7	1,353,685	50.5
Multi-family	559,689	18.4	332,873	12.4
Construction	193,445	6.3	186,197	7.0
Other commercial real estate
Rental properties	121,573	4.0	112,887	4.2
Service stations and truck stops	71,100	2.3	83,237	3.1
Warehouses and storage	131,416	4.3	122,325	4.6
Hotels	53,187	1.7	62,451	2.3
Restaurants	76,459	2.5	79,809	3.0
Automobile dealers	33,901	1.1	37,504	1.4
Recreational	47,729	1.6	56,327	2.1
Religious	35,519	1.2	32,614	1.2
Multi-use properties	204,993	6.7	118,351	4.4
Other	95,948	3.2	101,566	3.8
Total other commercial real estate	871,825	28.6	807,071	30.1
Total commercial real estate	$3,047,481	100.0	$2,679,826	100.0
Owner-occupied commercial real estate loans, excluding multi-family and construction loans	$961,962		$933,151
Owner-occupied as a percent of total, excluding multi-family and construction loans	41.9%		43.2%

Consumer Loans

Consumer loans represent 12.8% of total loans, excluding covered loans, and totaled $825.0 million at September 30, 2014, an increase of $77.2 million, or 10.3% from December 31, 2013. Loans acquired in the Popular transaction during the third quarter of 2014 contributed $27.9 million, or 3.7%, of this growth. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation (“FICO”). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Non-performing Assets and Performing Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part 1, Item 1 of this Form 10-Q.

Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of September 30, 2014
Commercial and industrial	$2,208,166	$2,179,077	$5,974	$1,256	$2,163	$19,696
Agricultural	347,511	347,150	—	—	—	361
Commercial real estate:
Office	437,222	428,602	867	3,766	—	3,987
Retail	454,178	444,774	975	74	416	7,939
Industrial	531,122	525,909	—	—	176	5,037
Multi-family	559,689	556,896	641	—	616	1,536
Construction	193,445	186,363	—	—	—	7,082
Other commercial real estate	871,825	859,440	3,882	150	441	7,912
Total commercial real estate	3,047,481	3,001,984	6,365	3,990	1,649	33,493
Total corporate loans	5,603,158	5,528,211	12,339	5,246	3,812	53,550
Home equity	517,446	507,314	2,959	587	752	5,834
1-4 family mortgages	238,172	232,331	1,595	126	885	3,235
Installment	69,428	66,988	428	103	—	1,909
Total consumer loans	825,046	806,633	4,982	816	1,637	10,978
Total loans, excluding covered loans	6,428,204	6,334,844	17,321	6,062	5,449	64,528
Covered loans	90,875	72,137	802	7,031	—	10,905
Total loans	$6,519,079	$6,406,981	$18,123	$13,093	$5,449	$75,433
As of December 31, 2013
Commercial and industrial	$1,830,638	$1,805,516	$6,424	$393	$6,538	$11,767
Agricultural	321,702	321,123	60	—	—	519
Commercial real estate:
Office	459,202	455,547	1,200	731	—	1,724
Retail	392,576	385,234	939	272	624	5,507
Industrial	501,907	481,766	337	312	9,647	9,845
Multi-family	332,873	329,669	318	—	1,038	1,848
Construction	186,197	179,877	23	—	—	6,297
Other commercial real estate	807,071	789,517	4,817	258	4,326	8,153
Total commercial real estate	2,679,826	2,621,610	7,634	1,573	15,635	33,374
Total corporate loans	4,832,166	4,748,249	14,118	1,966	22,173	45,660
Home equity	427,020	413,912	4,355	1,102	787	6,864
1-4 family mortgages	275,992	267,497	1,939	548	810	5,198
Installment	44,827	42,329	330	92	—	2,076
Total consumer loans	747,839	723,738	6,624	1,742	1,597	14,138
Total loans, excluding covered loans	5,580,005	5,471,987	20,742	3,708	23,770	59,798
Covered loans	134,355	93,100	2,232	18,081	—	20,942
Total loans	$5,714,360	$5,565,087	$22,974	$21,789	$23,770	$80,740

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2014			2013
	September 30	June 30	March 31	December 31	September 30
Non-performing assets, excluding acquired and covered loans and covered OREO (1)
Non-accrual loans	$63,858	$66,728	$64,217	$59,798	$68,170
90 days or more past due loans	5,983	3,533	4,973	3,708	5,642
Total non-performing loans	69,841	70,261	69,190	63,506	73,812
Accruing TDRs	5,449	5,697	6,301	23,770	24,329
OREO	29,165	30,331	30,026	32,473	35,616
Total non-performing assets	$104,455	$106,289	$105,517	$119,749	$133,757
30-89 days past due loans	$13,459	$24,167	$12,861	$20,742	$15,111
Non-accrual loans to total loans	1.08%	1.14%	1.13%	1.07%	1.25%
Non-performing loans to total loans	1.18%	1.20%	1.22%	1.14%	1.35%
Non-performing assets to loans plus OREO	1.76%	1.81%	1.84%	2.13%	2.44%
Non-performing acquired loans and OREO (1)
Non-accrual loans	$670	$—	$—	$—	$—
90 days or more past due loans	79	—	—	—	—
Total non-performing loans	749	—	—	—	—
OREO	—	—	—	—	—
Total non-performing assets	$749	$—	$—	$—	$—
30-89 days past due loans	$3,862	$—	$—	$—	$—
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$10,905	$13,060	$18,004	$20,942	$30,856
90 days or more past due loans	7,031	8,464	14,691	18,081	20,235
Total non-performing loans	17,936	21,524	32,695	39,023	51,091
OREO	9,277	9,825	7,355	8,863	10,477
Total non-performing assets	$27,213	$31,349	$40,050	$47,886	$61,568
30-89 days past due loans	$802	$6,286	$2,439	$2,232	$7,881
Total non-performing assets
Non-accrual loans	$75,433	$79,788	$82,221	$80,740	$99,026
90 days or more past due loans	13,093	11,997	19,664	21,789	25,877
Total non-performing loans	88,526	91,785	101,885	102,529	124,903
Accruing TDRs	5,449	5,697	6,301	23,770	24,329
OREO	38,442	40,156	37,381	41,336	46,093
Total non-performing assets	$132,417	$137,638	$145,567	$167,635	$195,325
30-89 days past due loans	$18,123	$30,453	$15,300	$22,974	$22,992
Non-accrual loans to total loans	1.16%	1.34%	1.41%	1.41%	1.77%
Non-performing loans to total loans	1.36%	1.54%	1.75%	1.79%	2.23%
Non-performing assets to loans plus OREO	2.02%	2.30%	2.49%	2.91%	3.46%

(1)
Due to the impact of business combination accounting and protection provided by the FDIC Agreements, acquired loans and covered loans and covered OREO are separated in this table and excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of acquired and covered loans, refer to Note 1 and Note 6 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

Non-performing assets, excluding acquired and covered loans and covered OREO, decreased by $15.3 million, or 12.8%, from December 31, 2013 due primarily to lower levels of accruing TDRs, which was partially offset by a rise in non-performing loans.

Two accruing TDRs totaling $18.8 million were returned to performing status after sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. Refer to the "TDRs" section below for further discussion.

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

Table 13
TDRs by Type
(Dollar amounts in thousands)

	September 30, 2014		December 31, 2013		September 30, 2013
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	9	$17,969	10	$8,659	12	$9,029
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office	—	—	—	—	—	—
Retail	1	416	2	624	2	626
Industrial	1	176	3	9,647	4	10,083
Multi-family	4	853	5	1,291	5	1,304
Construction	—	—	—	—	2	495
Other commercial real estate	6	627	7	4,617	7	4,726
Total commercial real estate	12	2,072	17	16,179	20	17,234
Total corporate loans	21	20,041	27	24,838	32	26,263
Home equity	18	1,265	18	1,299	14	1,068
1-4 family mortgages	11	1,120	14	1,716	14	1,735
Installment	—	—	—	—	—	—
Total consumer loans	29	2,385	32	3,015	28	2,803
Total TDRs	50	$22,426	59	$27,853	60	$29,066
Accruing TDRs	30	$5,449	39	$23,770	37	$24,329
Non-accrual TDRs	20	16,977	20	4,083	23	4,737
Total TDRs	50	$22,426	59	$27,853	60	$29,066
Year-to-date charge-offs on TDRs		$8,345		$1,880		$1,850
Specific reserves related to TDRs		2,625		1,952		2,024

TDRs totaled $22.4 million at September 30, 2014, decreasing $5.4 million from December 31, 2013.

Accruing TDRs declined $18.3 million from December 31, 2013 driven primarily by the return of two TDRs totaling $18.8 million to performing status during the first quarter of 2014 after sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring. This reduction was partially offset by the addition of a corporate loan relationship totaling $2.0 million that was upgraded to accruing TDR status.

At September 30, 2014, non-accrual TDRs totaled $17.0 million compared to $4.1 million at December 31, 2013. The increase was driven primarily by the restructure of one non-accrual credit totaling $15.5 million, net of related charge-offs, during the third quarter of 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans

Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s operating or financial difficulties.

Table 14
Performing Potential Problem Loans
(Dollar amounts in thousands)

	September 30, 2014			December 31, 2013
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$66,429	$25,425	$91,854	$23,679	$14,135	$37,814
Agricultural	299	—	299	344	—	344
Commercial real estate:
Office, retail, and industrial	28,411	32,723	61,134	27,871	23,538	51,409
Multi-family	5,502	6,818	12,320	2,794	499	3,293
Construction	7,229	16,607	23,836	8,309	17,642	25,951
Other commercial real estate	22,528	24,410	46,938	14,567	22,576	37,143
Total commercial real estate	63,670	80,558	144,228	53,541	64,255	117,796
Total performing potential problem loans	130,398	105,983	236,381	77,564	78,390	155,954
Less: acquired performing potential problem loans	3,855	38,234	42,089	—	—	—
Total performing potential problem loans, excluding acquired loans	$126,543	$67,749	$194,292	$77,564	$78,390	$155,954
Performing potential problem loans to corporate loans	2.33%	1.89%	4.22%	1.61%	1.62%	3.23%
Performing potential problem loans to corporate loans, excluding acquired loans	2.48%	1.33%	3.81%	1.61%	1.62%	3.23%

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

(3)	Total performing potential problem loans excludes accruing TDRs of $3.5 million as of September 30, 2014 and $2.8 million as of December 31, 2013.

Performing potential problem loans totaled $236.4 million as of September 30, 2014 compared to $156.0 million as of December 31, 2013. This increase was impacted by the Popular acquisition, which added $42.1 million of performing potential problem loans. Acquired loans are recorded at fair value, which incorporates credit risk, at the data of acquisition.

Performing potential problem loans, excluding acquired loans, were 3.81% of corporate loans at September 30, 2014 compared to 3.23% at December 31, 2013. This level reflects a greater proportion of loans classified as special mention compared to December 31, 2013. Special mention loans, excluding acquired loans, increased by $49.0 million from December 31, 2013, driven primarily by the downgrade of two corporate loan relationships totaling $37.5 million for which management has specific monitoring plans.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $29.2 million at September 30, 2014, decreasing $3.3 million from December 31, 2013.

Table 15
OREO by Type
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Single-family homes	$2,106	$2,257	$3,028
Land parcels:
Raw land	3,145	4,037	4,540
Commercial lots	10,941	11,649	11,955
Single-family lots	1,742	3,101	3,105
Total land parcels	15,828	18,787	19,600
Multi-family units	933	346	845
Commercial properties	10,298	11,083	12,143
Total OREO, excluding covered OREO	29,165	32,473	35,616
Covered OREO	9,277	8,863	10,477
Total OREO	$38,442	$41,336	$46,093

OREO Activity

A rollforward of OREO balances for the nine months ended September 30, 2014 and 2013 is presented in the following table.

Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Nine Months Ended
	September 30, 2014			September 30, 2013
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$32,473	$8,863	$41,336	$39,953	$13,123	$53,076
Transfers from loans	4,749	8,528	13,277	10,775	5,102	15,877
Proceeds from sales	(6,047)	(8,246)	(14,293)	(13,151)	(7,564)	(20,715)
Gains (losses) on sales of OREO	703	177	880	(1,333)	17	(1,316)
OREO valuation adjustments	(2,713)	(45)	(2,758)	(628)	(201)	(829)
Ending Balance	$29,165	$9,277	$38,442	$35,616	$10,477	$46,093

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

Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses will be established as necessary to reflect credit deterioration.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2014.

The accounting policy for the allowance for credit losses is discussed in Note 1 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on legacy loans, which consist of loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans is discussed in Note 6 of “Notes to the Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to the legacy, covered, and acquired components of the allowance for credit losses and the remaining acquisition adjustment associated with acquired loans for the quarter ended September 30, 2014.

Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Legacy and Covered Loans	Acquired Loans	Total
Quarter ended September 30, 2014
Beginning balance	$79,942	$—	$79,942
Net charge-offs	(15,947)	—	(15,947)
Provision for loan and covered loan losses	10,727	—	10,727
Ending balance	$74,722	$—	$74,722
Total loans	$5,985,861	$533,218	$6,519,079
Remaining acquisition adjustment	N/A	13,598	13,598
Allowance for credit losses as a percent of total loans	1.25%	N/A	1.15%
Remaining acquisition adjustment as a percent of acquired loans	N/A	2.55%	N/A

N/A - Not applicable.

Excluding acquired loans, the total allowance for credit losses to total loans is 1.25%. Accretion of the acquisition adjustment into interest income totaled $500,000 during the third quarter of 2014, resulting in a remaining acquisition adjustment as a percent of acquired loans of 2.55%.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Change in allowance for credit losses
Beginning balance	$79,942	$82,248	$87,121	$93,214	$96,976
Loan charge-offs:
Commercial, industrial, and agricultural	9,763	2,099	3,680	3,084	2,719
Office, retail, and industrial	2,514	3,511	1,083	1,042	987
Multi-family	26	267	90	539	112
Construction	157	234	661	31	470
Other commercial real estate	1,363	561	1,771	813	889
Consumer	3,148	1,829	2,028	2,045	2,482
Total loan charge-offs	16,971	8,501	9,313	7,554	7,659
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	716	259	2,160	614	521
Office, retail, and industrial	55	290	58	160	31
Multi-family	—	2	1	549	—
Construction	—	2	158	965	60
Other commercial real estate	108	89	144	37	250
Consumer	150	214	138	177	374
Total recoveries of loan charge-offs	1,029	856	2,659	2,502	1,236
Net loan charge-offs, excluding covered loan charge-offs	15,942	7,645	6,654	5,052	6,423
Net covered loan charge-offs (recoveries)	5	2	(340)	271	1,629
Net loan and covered loan charge-offs	15,947	7,647	6,314	5,323	8,052
Provision for loan and covered loan losses:
Provision for loan losses	11,416	7,425	2,911	226	4,466
Provision for covered loan losses	(689)	(2,084)	(1,470)	(226)	304
Total provision for loan and covered loan losses	10,727	5,341	1,441	—	4,770
Reduction in reserve for unfunded commitments (1)	—	—	—	(770)	(480)
Total provision for loan and covered loan losses and other	10,727	5,341	1,441	(770)	4,290
Ending balance	$74,722	$79,942	$82,248	$87,121	$93,214

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Allowance for credit losses
Allowance for loan losses	$64,457	$68,983	$69,203	$72,946	$77,772
Allowance for covered loan losses	8,649	9,343	11,429	12,559	13,056
Total allowance for loan and covered loan losses	73,106	78,326	80,632	85,505	90,828
Reserve for unfunded commitments	1,616	1,616	1,616	1,616	2,386
Total allowance for credit losses	$74,722	$79,942	$82,248	$87,121	$93,214
Amounts and ratios, excluding acquired loans, including covered loans (1)
Average loans	$5,980,337	$5,891,127	$5,706,880	$5,658,756	$5,539,776
Net loan charge-offs to average loans, annualized	1.06%	0.52%	0.45%	0.37%	0.58%
Allowance for credit losses at end of period as a percent of:
Total loans	1.25%	1.34%	1.41%	1.52%	1.66%
Non-accrual loans	99.95%	100.19%	100.03%	107.90%	94.13%
Non-performing loans	85.13%	87.10%	80.73%	84.97%	74.63%

(1)
Due to the impact of business combination accounting, acquired loans are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends.

Activity in the Allowance for Credit Losses

The allowance for credit losses was $74.7 million as of September 30, 2014, a decline of $12.4 million from December 31, 2013. The allowance for credit losses was 1.25% of total loans, excluding acquired loans, including covered loans, at September 30, 2014 compared to 1.52% at December 31, 2013.

Net loan charge-offs, excluding covered loan charge-offs, increased by $10.9 million from the fourth quarter of 2013, and primarily relates to the recognition of a $7.5 million loss attributable to a longstanding commercial borrowing relationship. This loss resulted from reported accounting irregularities and the resulting impact on the borrower's adherence to customary debt covenants. The Company is aggressively pursuing all appropriate collection and other remedies.

Covered loan charge-offs reflect the decline, and recoveries reflect the increase, in expected future cash flows of certain acquired loans. Management re-estimates expected future cash flows periodically, and the present value of any decreases in expected future cash flows from the FDIC is recorded as either a charge-off or an allowance for covered loan losses is established. Any increases in expected future cash flows are recorded through the allowance for covered loan losses as recoveries to the extent charge-offs were previously taken or prospectively as yield adjustments over the remaining lives of the specific loans.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2014, December 31, 2013, and September 30, 2013. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.

Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Third Quarter 2014 % Change From
	September 30, 2014	December 31, 2013	September 30, 2013	Fourth Quarter 2013	Third Quarter 2013
Demand deposits	$2,208,450	$1,956,570	$1,975,797	12.9%	11.8%
Savings deposits	1,231,700	1,126,737	1,127,970	9.3%	9.2%
NOW accounts	1,261,522	1,195,471	1,175,926	5.5%	7.3%
Money market accounts	1,413,753	1,356,383	1,343,263	4.2%	5.2%
Transactional deposits	6,115,425	5,635,161	5,622,956	8.5%	8.8%
Time deposits	1,209,935	1,218,450	1,272,670	(0.7)%	(4.9)%
Brokered deposits	16,090	16,067	16,076	0.1%	0.1%
Total time deposits	1,226,025	1,234,517	1,288,746	(0.7)%	(4.9)%
Total deposits	7,341,450	6,869,678	6,911,702	6.9%	6.2%
Securities sold under agreements to repurchase	101,348	99,207	89,029	2.2%	13.8%
Federal funds purchased	326	—	22	100.0%	N/M
FHLB advances	—	114,554	114,562	(100.0)%	(100.0)%
Total borrowed funds	101,674	213,761	203,613	(52.4)%	(50.1)%
Senior and subordinated debt	191,013	207,162	214,860	(7.8)%	(11.1)%
Total funding sources	$7,634,137	$7,290,601	$7,330,175	4.7%	4.1%
Average interest rate paid on borrowed funds	0.04%	0.72%	0.76%
Weighted-average maturity of FHLB advances	N/M	29.3 months	32.6 months
Weighted-average interest rate of FHLB advances	N/M	1.34%	1.34%

N/M - Not meaningful.

Average funding sources for the third quarter of 2014 increased $343.5 million from the fourth quarter of 2013 and $304.0 million from the third quarter of 2013. Compared to both prior periods presented, the rise in transactional deposits was driven primarily by deposits assumed in the Popular transaction. The reduction in borrowed funds resulted from the prepayment of $114.6 million in FHLB advances with a weighted-average rate of 1.33% during the second quarter of 2014. The reduction in average senior and subordinated debt compared to both prior quarters presented was due to the repurchase and retirement of $24.0 million of junior subordinated debentures with a rate of 6.95% during the fourth quarter of 2013.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2014		September 30, 2013
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$107,877	0.04	$97,500	0.03
Federal funds purchased	25,000	—	—	—
FHLB advances	—	—	114,558	1.34
Total borrowed funds	$132,877	0.04	$212,058	0.74
Average for the year-to-date period:
Securities sold under agreements to repurchase	$104,468	0.03	$88,088	0.03
Federal funds purchased	110	—	7	—
FHLB advances	57,903	1.24	114,569	1.40
Total borrowed funds	$162,481	0.46	$202,664	0.80
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$117,772		$106,170
Federal funds purchased	25,000		—
FHLB advances	114,551		114,581

Average borrowed funds totaled $162.5 million for the first nine months of 2014 decreasing 19.8% compared to the same period in 2013 due to the prepayment of $114.6 million of FHLB advances during the second quarter of 2014. This decline was partially offset by higher levels of securities sold under agreements to repurchase.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of September 30, 2014 and December 31, 2013.

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

Table 21
Capital Measurements
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013	Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums at September 30, 2014
Bank regulatory capital ratios:
Total capital to risk-weighted assets	11.70%	13.86%	10.00%	17%	$125,043
Tier 1 capital to risk-weighted assets	10.69%	12.61%	6.00%	78%	$344,057
Tier 1 leverage to average assets	9.42%	10.24%	5.00%	88%	$368,276
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	10.94%	12.39%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.86%	10.91%	N/A	N/A	N/A
Tier 1 leverage to average assets	8.93%	9.18%	N/A	N/A	N/A
Company tier 1 common capital to risk-weighted assets (1)(2)	9.38%	10.37%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholders' equity	$1,049,676	$1,001,442
Goodwill and other intangible assets	(322,664)	(276,366)
Tangible common equity	727,012	725,076
Accumulated other comprehensive loss	18,852	26,792
Tangible common equity, excluding accumulated other comprehensive loss	$745,864	$751,868
Total assets	$9,096,351	$8,253,407
Goodwill and other intangible assets	(322,664)	(276,366)
Tangible assets	$8,773,687	$7,977,041
Risk-weighted assets	$7,636,326	$6,794,666
Company tangible common equity ratios (1)(3):
Tangible common equity to tangible assets	8.29%	9.09%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.50%	9.43%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.52%	10.67%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratio is not subject to formal Federal Reserve regulatory guidance.

(2)	Excludes the impact of trust-preferred securities.

(3)
Tangible common equity (“TCE”) represents common stockholders’ equity less goodwill and identifiable intangible assets. In management’s view, Tier 1 common capital and TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with competitors.

Overall, the Company's capital ratios decreased compared to December 31, 2013. The Popular acquisition drove this decrease due to the addition of risk-weighted assets and average assets, including goodwill and other intangible assets, in the third quarter of 2014. The Bank's regulatory ratios exceeded all regulatory mandated ratios for characterization as “well-capitalized” as of September 30, 2014.

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
Management believes that as of September 30, 2014 the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Dividends

The Board of Directors approved a quarterly cash dividend of $0.08 per common share during the third quarter of 2014, which follows a dividend increase from $0.07 to $0.08 per common share during the second quarter of 2014.

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

Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of September 30, 2014 and December 31, 2013, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
This simulation analysis is based on expected future cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. In addition, this sensitivity analysis examines assets and liabilities at the beginning of the measurement period and does not assume any changes from growth or business plans over the next twelve months. Interest-earning assets and interest-bearing liabilities are assumed to re-price based on contractual terms over the twelve-month measurement period assuming an instantaneous parallel shift in interest rates in effect at the beginning of the measurement period. The simulation analysis also incorporates assumptions based on the historical behavior of deposit rates in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income, but does provide an indication of the Company's sensitivity to changes in interest rates. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank’s current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. As of September 30, 2014, 50% of the loan portfolio consisted of fixed rate loans and 50% were floating rate loans. Investments, consisting of securities and interest-bearing deposits, are more heavily weighted toward fixed rate securities at 61% of the total compared to 39% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with interest rate floors was $681.1 million, or 26%, of the floating rate loan portfolio as of September 30, 2014, compared to $807.3 million, or 34%, of the floating rate loan portfolio as of December 31, 2013. On the liability side of the balance sheet, 83.5% of deposits are demand deposits or interest-bearing transactional deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
September 30, 2014:
Dollar change	$44,567	$28,614	$13,384	$(10,265)
Percent change	15.8%	10.1%	4.7%	(3.6)%
December 31, 2013:
Dollar change	$45,209	$28,307	$11,925	$(11,791)
Percent change	17.3%	10.8%	4.6%	(4.5)%

The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. For example, this table illustrates that an instantaneous 200 basis point rise in interest rates as of September 30, 2014 would increase net interest income by $28.6 million, or 10.1%, over the next twelve months compared to no change in interest rates. This same measure was $28.3 million, or 10.8%, as of December 31, 2013, which suggests that the Company was slightly less sensitive to rising rates at September 30, 2014 compared to December 31, 2013.

During the nine months ended September 30, 2014, the increase in floating rate loan balances were funded by an increase in core deposits, which are less rate sensitive. Overall, this increase in rate sensitive assets was offset by the prepayment of $114.6 million of FHLB advances at fixed rates and the hedging of $325.0 million of certain corporate variable rate loans using interest rate swaps through which we receive fixed amounts and pay variable amounts. Fixed rate loans also increased due to the Popular acquisition, which added a greater proportion of higher yielding, fixed rate loans; however, this effect was mostly offset by a decrease in investments as cash flows have not been reinvested in the investment security portfolio during the nine months ended September 30, 2014. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2013. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly Common Stock purchases during the third quarter of 2014. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of September 30, 2014. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 – July 31, 2014	1,553	$16.75	—	2,494,747
August 1 – August 31, 2014	—	—	—	2,494,747
September 1 – September 30, 2014	—	—	—	2,494,747
Total	1,553	$16.75	—

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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2014.

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

Date: November 7, 2014

* Duly authorized to sign on behalf of the registrant.