Form 10-K
period 2014-12-31
FIRST MIDWEST BANCORP INC
filed 2015-03-02
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year-ended December 31, 2014
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
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $17.03, as quoted on the NASDAQ Stock Market, was $1,226,970,577.
As of February 26, 2015, there were 77,958,815 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2015 Annual Stockholders' Meeting are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
First Midwest Bancorp, Inc.
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in the Chicago suburb of Itasca, Illinois. The Company is one of Illinois' largest independent publicly-traded banking companies, with assets of $9.4 billion as of December 31, 2014, and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("Common Stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI".
Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a broad range of banking and wealth management services to commercial and industrial, commercial real estate, municipal, and consumer customers primarily throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 109 banking locations. At December 31, 2014, the Company and its subsidiaries employed a total of 1,788 full-time equivalent employees.
History
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. The Bank, through its predecessors, has provided banking and trust services for over 70 years. Since becoming a bank holding company, the Company has grown organically and expanded its market footprint by opening new locations, growing existing locations, and acquiring financial institutions, branches, and non-banking organizations.
In the normal course of business, the Company explores potential opportunities for expansion in core market and adjacent areas through organic growth and the acquisition of banking and non-banking organizations. As a matter of policy, the Company generally does not comment on any dialogue or negotiations with potential targets or possible acquisitions until a definitive acquisition agreement is signed and publicly announced. The Company's ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will depend on the bank regulators' views at the time as to the capital levels, quality of management, and overall condition of the Company, in addition to their assessment of a variety of other factors.
During 2014, the Bank completed the acquisitions of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, the equipment lessor National Machine Tool Financial Corporation ("National Machine Tool"), now known as First Midwest Equipment Finance Co., and the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. Additional detail regarding these recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital. As of December 31, 2014, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank conducts operations primarily throughout the greater Chicago metropolitan area, in addition to northwest Indiana, central and western Illinois, and eastern Iowa. The following table presents key figures for the Bank.

(Dollar amounts in thousands)	December 31, 2014
Total assets	$9,314,575
Total deposits	$7,933,652
Bank branches	103
Bank offices	6

The Bank operates the following wholly owned subsidiaries:

•	First Midwest Equipment Finance Co. is an Illinois corporation that provides equipment leasing and commercial financing alternatives to traditional bank financing.

•	First Midwest Securities Management, LLC is a Delaware limited liability company that manages investment securities.

•	LIH Holdings, LLC is an Illinois limited liability company that holds an equity interest in a Section 8 housing venture.

•	Synergy Property Holdings, LLC is an Illinois limited liability company that manages the majority of the Bank's OREO properties.

•
First Midwest Holdings, Inc. is a Delaware corporation that manages investment securities, principally municipal obligations, and provides corporate management services to its wholly owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities and is largely inactive.

Catalyst Asset Holdings, LLC
Catalyst Asset Holdings, LLC, an Illinois limited liability company ("Catalyst"), manages a portion of the Company's non-performing assets. In March of 2010, the Company purchased $168.1 million of non-performing assets from the Bank and transferred them to Catalyst in the form of a capital injection. Catalyst had $6.7 million in non-performing assets remaining as of December 31, 2014.
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
Parasol Investment Management, LLC
Parasol Investment Management, LLC, a Delaware limited liability company ("Parasol"), began operations in 2011 and is a registered investment advisor under the Investment Advisors Act of 1940. Parasol provides wealth management services to the Bank's wealth management division and to individual and institutional clients, such as corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds.
First Midwest Capital Trust I, Great Lakes Statutory Trust II, and Great Lakes Statutory Trust III
First Midwest Capital Trust I, a Delaware statutory business trust ("FMCT"), was formed in 2003. Great Lakes Statutory Trust II ("GLST II") and Great Lakes Statutory Trust III ("GLST III") are Delaware statutory business trusts formed in 2005 and 2007, respectively, and were acquired in the Great Lakes acquisition. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
FMCT, GLST II, and GLST III qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $50.7 million in trust-preferred securities held by the three trusts at December 31, 2014 are included in Tier 1 capital of the Company for regulatory capital purposes.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.
Market Area
The Bank operates in the most active and diverse markets in Illinois, the largest of which is the suburban metropolitan Chicago market, as well as central and western Illinois. The Bank's other service areas are located primarily in northwestern Indiana and eastern Iowa. These service areas include a mixture of urban, suburban, and rural markets and contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural.
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
Our Business
The Bank offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. The Bank has been in the basic business of commercial and retail banking for over 70 years, namely attracting deposits and making loans, as well as providing wealth management services. The Company does not engage in any sub-prime lending, nor does it engage in investment banking activities.
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
No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. However, 60% of our loan portfolio consisted of real estate-related loans at December 31, 2014.
For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
Sources of Funds
The Company's ability to maintain affordable funding sources allows the Bank to meet the credit needs of its customers and the communities it serves. The Bank maintains a relatively stable base of core deposits that are the primary source of the Company's funds for lending and other investment purposes. Deposits funded 84% of the Company's assets at the end of 2014 with a loans-to-deposits ratio of 85%. Consumer, commercial, and public deposits come from the Company's primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits the Company obtains, or has the ability to obtain, funds from the amortization, repayment, and prepayment of loans; the sale or maturity of investment securities; certificates of deposits; advances from the Federal Home Loan Bank of Chicago ("FHLB"); securities sold under agreements to repurchase; federal funds purchased; revolving lines of credit from unaffiliated banks; cash flows generated by operations; and proceeds from the issuance of debt and sales of the Company's Common Stock. For detailed information regarding the Company's funding sources, see the "Funding and Liquidity Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
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
Intellectual Property
Intellectual property is important to the success of our business. We own a variety of trademarks, service marks, trade names, and logos and spend time and resources maintaining our intellectual property portfolio. We control access to our intellectual property through license agreements, confidentiality procedures, non-disclosure agreements with third parties, employment agreements, and other contractual rights to protect our intellectual property.
Supervision and Regulation
The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System, and the Board of Governors of the Federal Reserve System (the "Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary federal bank regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), which oversees insured deposits and assets covered by loss share agreements with the FDIC ("the FDIC Agreements"), and the U.S. Department of the Treasury (the "Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Federal and state laws and regulations generally applicable to financial institutions regulate the Company's and the subsidiaries' scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF"), a bank's depositors, and the stability of the U.S financial system, rather than the stockholders of a financial institution.
The following sections describe the significant elements of the material statutes and regulations affecting the Company and its subsidiaries, many of which are the subject of ongoing revision and legislative rulemaking as a result of the federal government's long-term regulatory reform of the financial markets and the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which is discussed in more detail later in this Form 10-K. In some cases, the revisions and rulemaking may include a significant overhaul of the regulation of financial institutions or limitations on the products they may offer.
The final regulations, regulatory policies, and regulatory and supervisory guidance applicable to the Company and its subsidiaries, and the manner in which market practices and structures develop around the regulations, could have a material adverse effect on our business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such developments will have on its business and earnings. These and other risks are discussed in more detail in Item 1A, "Risk Factors" of this Form 10-K.

Bank Holding Company Act of 1956
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
Transactions with Affiliates
Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in by the Bank and generally require those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include:

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
Source of Strength
Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
Community Reinvestment Act of 1977
The Community Reinvestment Act of 1977, as amended (the "CRA"), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. During its last examination in August of 2012, the Bank received a rating of "outstanding," the highest rating available.

Gramm-Leach-Bliley Act of 1999
The Gramm-Leach-Bliley Act of 1999, as amended (the "GLB Act"), allows certain bank holding companies to elect to be treated as a financial holding company (an "FHC") that may offer customers a more comprehensive array of financial products and services. Such products and services may include insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. Activities that are "complementary" to financial activities are also authorized. Under the GLB Act, the Federal Reserve may not permit a company to register or maintain status as an FHC if the company or any of its insured depository institution subsidiaries are not well-capitalized and well managed. The Federal Reserve may prohibit an FHC from engaging in otherwise permissible activities at its supervisory discretion. In addition, for an FHC to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC must have received a rating of at least "satisfactory" in its most recent examination under the CRA.
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
Office of Foreign Assets Control Regulation
The United States imposes economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by the Treasury's Office of Foreign Assets Control ("OFAC"). These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
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

The CFPB engages in several activities including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.
The Bank is also subject to a number of regulations intended to protect consumers in various areas, such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, the Bank is subject to the Federal Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act. Wealth management activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Federal Truth in Lending Act. Other consumer financial laws include the Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and applicable state laws.
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

Regulatory requirements also establish quantitative measures to ensure capital adequacy for banking institutions as follows:

	Adequately Capitalized Requirement	Well-Capitalized Requirement
Tier 1 capital to risk-weighted assets	4.00%	6.00%
Total capital to risk-weighted assets	8.00%	10.00%
Tier 1 capital to average assets	4.00%	5.00%

Basel III Capital Rules

In July 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework commonly known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues impacting the numerator in banks’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues impacting the denominator in regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. In addition, the Basel III Capital Rules implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2014, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, may make a one-time permanent election to continue to exclude these items, and the Company and the Bank expect to make such an election.

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

Management believes that as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity was addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework puts forth regulatory requirements that banks and bank holding companies measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will provide an incentive for banking entities to increase their holdings of Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In September of 2014, the federal banking agencies approved final rules implementing the LCR for advanced approaches banking organizations (which includes banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply.

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2014, the Company believes the Bank was "well capitalized" based on its ratios as defined above.
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
The Basel III Capital Rules revised the former prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Volcker Rule
The so-called "Volcker Rule" issued under the Dodd-Frank Act restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although the Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, the Federal Reserve issued an order extending the transition period to July 21, 2015. In December 2014, the Federal Reserve further extended the transition period as to the restrictions on sponsoring or investing in private funds to 2017. Banks, such as the Bank, with less than $10 billion in total consolidated assets that do not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the final rules. Although the Company is continuing to evaluate the impact of the Volcker Rule, it generally does not engage in the businesses prohibited by the Volcker Rule; therefore, management does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries.
Illinois Banking Law
The Illinois Banking Act ("IBA") governs the activities of the Bank as an Illinois state-chartered bank. Among other things, the IBA (i) defines the powers and permissible activities of an Illinois state-chartered bank, (ii) prescribes corporate governance standards, (iii) imposes approval requirements on merger and acquisition activity of Illinois state banks, (iv) prescribes lending limits, and (v) provides for the examination of state banks by the IDFPR. The Banking on Illinois Act ("BIA") amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.
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
In addition, institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a U.S. government-sponsored enterprise established in 1987 to serve as a financing vehicle for the failed Federal Savings and Loan Association. These assessments will continue until the Financing Corporation bonds mature in 2019.
Employee Incentive Compensation
In 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under these rules, financial organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk; (ii) are compatible with effective controls and risk management; and (iii) are supported by strong corporate governance including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
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
Future Legislation and Regulation
In addition to the specific legislation described above, various laws and regulations are being considered by Congress and regulatory agencies that may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

AVAILABLE INFORMATION
We file annual, quarterly, and current reports; proxy statements; and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

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
ITEM 1A. RISK FACTORS
An investment in our Common Stock is subject to risks inherent in the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's business, financial condition, and results of operations could be adversely affected, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.
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

Although management believes it implements effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Net Interest Income" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-K for further discussion related to the Company's management of interest rate risk.
The Company is subject to lending risk.
There are inherent risks associated with the Company's lending activities. Underwriting and documentation controls cannot mitigate all credit risks, especially those outside the Company's control. These risks include the impact of changes in interest rates, changes in the economic conditions in the markets in which the Company operates and across the U.S., and the ability of borrowers to repay loans based on their respective circumstances. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.
In particular, economic weakness in real estate and related markets could increase the Company's lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and other actions.
As of December 31, 2014, the Company's loan portfolio consisted of 86.3% of corporate loans, the majority of which were secured by commercial real estate, and 13.7% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-K for further discussion related to corporate and consumer loans.
Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company's business, financial condition, and results of operations.
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
The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and other actions, and could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2014, the Company's subsidiaries had deposits and other liabilities of $8.1 billion.
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
The Company relies on bank deposits to be a low cost and stable source of funding. The Company competes with banks and other financial services companies for deposits. If the Company's competitors raise the rates they pay on deposits, the Company's funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company's net interest margin and net interest income and could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company's financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company's ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its business, financial condition, and results of operations.
Operational Risks
The Company and its subsidiaries are subject to changes in accounting principles, policies, or guidelines.
The Company's financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of the Company's assets or liabilities and financial results. Some of the Company's accounting policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions are incorrect, the Company may experience material losses. See "Critical Accounting Estimates" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion.
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
These standards are continuously updated and refined and new standards are developed resulting in changes that could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's customer relationships are critical to the success of its business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers follow that employee to a competitor. While the Company believes its relationships with its key personnel are strong, it cannot guarantee that all of its key personnel will remain with the organization, which could result in the loss of some of its customers and could have an adverse impact on the Company's business, financial condition, and results of operations.
The Company's information systems may experience an interruption or breach in security.
The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As the Company's reliance on technology systems increases, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from deliberate attacks or unintentional events including, among other things, (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing potentially debilitating operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.
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
The occurrence of any failures, interruptions, or security breaches of the Company's technology systems could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations, as well as its reputation or stock price. As cyber threats continue to evolve, the Company expects it will be required to spend significant resources on an ongoing basis to continue to modify and enhance its protective measures and to investigate and remediate any information security vulnerabilities.
The Company depends on outside third parties for processing and handling of Company records and data.
The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run their proprietary software on its behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's available-for-sale securities are carried at fair value. Accounting standards require the Company to disclose these securities according to a fair value hierarchy. Less than one percent of the Company's available-for-sale securities were categorized in level 1 of the fair value hierarchy. Over 97% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy and the remaining securities were categorized as level 3. See Note 22 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.
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
Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2014, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's available-for-sale securities would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
The value of the Company's goodwill and other intangible assets may decline in the future.
As of December 31, 2014, the Company had $334.2 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's financial performance depends to a large extent on the business environment in the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole. In particular, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
In recent years, the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession from which it is slowly recovering. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Periods of increased volatility in financial and other markets, such as those experienced recently with regard to oil and other commodity prices and current rates, and those that may arise from global political tensions and re-emerging concerns over European sovereign debt risk, can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.

Such conditions could have a material adverse effect on the credit quality of the Company's loans or its business, financial condition, or results of operations, as well as other potential adverse impacts, including:

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
If periods of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on the Company's business, financial condition, and results of operations.
Turmoil in the financial markets could result in lower fair values for the Company's investment securities.
Major disruptions in the capital markets experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of the Company's investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment ("OTTI"), which could have a material adverse effect on the Company's business, financial condition, and results of operations.
Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of OTTI or total loss, which could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held by the Company cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company's business, financial condition, results of operations, and liquidity.
The Company is subject to environmental liability risk associated with lending activities.
A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to sell the affected property or to repay the indebtedness secured by the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition, results of operations, and liquidity.
Severe weather, natural disasters, health emergencies, acts of war or terrorism, and other external events could significantly impact the Company's business.
Severe weather, natural disasters, pandemics and other health emergencies, acts of war or terrorism, and other adverse external events could have a significant impact on the Company's ability to conduct business. These events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue, or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, financial condition, and results of operations.
U.S. credit downgrades or changes in outlook by the major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.
During the past several years, due to concerns over the U.S. debt limit and budget deficit, the major ratings agencies have downgraded or lowered their outlooks for the U.S.'s credit rating. Further downgrades of the U.S. federal government's sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could impact the Company's ability to obtain funding that is collateralized by affected instruments and to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions, agencies or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which the Company is subject. These events could have a material adverse effect on the Company's business, financial condition, or results of operations.
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
Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Rapidly implemented legislative and regulatory actions could have an unanticipated and adverse effect on the Company.
In response to the financial market crisis, the U.S. government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on an emergency basis to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner, rather than through the traditional legislative practice, does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company's business, increased costs, and material adverse effects on the Company's business, financial condition, and results of operations.

The Company's business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act.
The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations and, consequently, many of the details and much of the impact of portions of the Dodd-Frank Act that remain to be implemented may not be known until final rules are adopted and market practices and structures develop around the rules, which may take several years. See "Supervision and Regulation" in Item 1 of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act, including the Volcker Rule.
The Dodd-Frank Act is intended to address specific issues that are believed to have contributed to the financial crisis and is heavily remedial in nature. Several provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). Many aspects of the Dodd-Frank Act that are applicable to the Company are subject to rulemaking, implementation, and regulatory and supervisory guidance, and the development of related market structures and practices, that will occur over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with new laws and regulations likely will result in additional operating costs that could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company will be subject to heightened regulatory requirements if it exceeds $10 billion in total consolidated assets.
At December 31, 2014, the Company and the Bank had approximately $9.4 billion in total consolidated assets. The Company and the Bank may exceed $10 billion in total consolidated assets in the future if it continues to grow. Any additional acquisitions could significantly accelerate the time when the Company exceeds this threshold.
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total consolidated assets, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total consolidated assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact the Company's and the Bank's business.
Compliance with these requirements may cause the Company to hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or the Company's customers and, as a result, may adversely affect the Company's stock price or the Company's ability to retain its customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, the Company's regulators may require it to fully comply with these requirements or take actions to prepare for compliance even before the Company's or the Bank's total consolidated assets equal or exceed $10 billion. As a result, the Company may incur compliance-related costs before it might otherwise be required, including if the Company does not continue to grow at the rate it expects or at all. The Company's regulators may also consider its preparation for compliance with these regulatory requirements when examining its operations generally or considering any request for regulatory approval the Company may make, even requests for approvals on unrelated matters.
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

Although the rule applies only to larger institutions and does not currently apply to the Company, future industry responses and developments relating to this rule that are currently unknown may affect the Company's business, financial condition, and results of operations in ways and to a degree that it cannot currently predict, including any impact on its future revenue.
The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny.
The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency issued joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. The Company is currently in compliance with these regulations. If regulators determine the Company is in violation of these restrictions or has not adequately implemented risk management practices, they could impose additional regulatory restrictions against the Company, which could have a material adverse impact on the Company's business, financial condition, and results of operations.
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
Each quarter, the Company assesses its deferred tax asset position, including the recoverability of this asset or the need for a valuation allowance. This assessment takes into consideration positive and negative evidence to determine whether it is more likely than not that a portion of the asset will not be realized. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company is a defendant in a variety of litigation and other actions.
Currently, there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, the Company's management believes that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3, "Legal Proceedings," and Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Risks Related to Acquisition Activity
Future acquisitions may disrupt the Company's business and dilute stockholder value.
The Company strategically looks to acquire whole banks, branches of other banks, and non-banking organizations. The Company may consider future acquisitions of banks and non-banks to supplement internal growth opportunities, as permitted by regulators. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, branches, or non-banks involves potential risks that could have a material adverse impact on the Company's business, financial condition, and results of operations, including:

•	Exposure to unknown or contingent liabilities of acquired banks.

•	Disruption of the Company's business.

•	Loss of key employees and customers of acquired banks.

•	Short-term decrease in profitability.

•	Diversion of management's time and attention.

•	Issues arising during transition and integration.

•	Dilution in the ownership percentage of holders of the Company's Common Stock.

•	Difficulty in estimating the value of the target company.

•	Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long-term.

•	Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts.

•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.

•	Changes in banking or tax laws or regulations.
From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, banking regulators may restrict the Company from making acquisitions. See "History" and "Supervision and Regulation" in Item 1, "Business," of this Form 10-K for additional detail and further discussion of these matters.
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

The valuations of acquired loans and OREO, including those acquired in FDIC-assisted transactions and the related FDIC indemnification asset, rely on estimates that may be inaccurate.
The Company performs a valuation of acquired loans and OREO acquired. Although management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans associated with these transactions, its estimates of the fair value of assets acquired could be inaccurate. Valuing these assets using inaccurate assumptions could materially and adversely affect the Company's business, financial condition, and results of operations.
For loans acquired in FDIC-assisted transactions that include FDIC Agreements, the Company records an FDIC indemnification asset that reflects its estimate of the timing and amount of reimbursements for future losses that are anticipated to occur. In determining the size of the FDIC indemnification asset, the Company analyzes the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, local economic conditions, and other pertinent information. Changes in the Company's estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-share periods, may result in impairments of the FDIC indemnification asset, which would have a material adverse effect on the Company's financial condition and results of operations. If the assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on the Company's operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased charge-offs, which would also negatively impact the Company's business, financial condition, and results of operations.
Risks Associated with the Company's Common Stock
An investment in the Company's Common Stock is not an insured deposit.
The Company's Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company's Common Stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this Form 10-K and is subject to the same market forces that affect the price of common stock in any public company. As a result, if you acquire the Company's Common Stock, you could lose some or all of your investment.
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
Although the Company's Common Stock is listed for trading on the NASDAQ Stock Market, its trading volume may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. During any period of lower trading volume of the Company's Common Stock, significant sales of shares of the Company's Common Stock, or the expectation of these sales could cause the Company's Common Stock price to fall.
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
The Company may issue additional securities to raise additional capital, finance acquisitions, or for other corporate purposes, or in connection with its share-based compensation plans or retirement plans, and, if it does, the ownership percentage of holders of the Company's Common Stock could be diluted, potentially materially.
The Company has not established a minimum dividend payment level, and it cannot ensure its ability to pay dividends in the future.
The Company's fourth quarter 2014 cash dividend was $0.08 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Board of Directors of First Midwest Bancorp, Inc. (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of the Company are located at One Pierce Place, Itasca, Illinois, and are leased from an unaffiliated third party. The Company conducts business through 109 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. The majority, approximately 80%, of the Company's banking locations are owned and 20% are leased.
The Company owns 145 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2014, there were 1,960 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that did not exchange their stock).

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$17.99	$17.77	$18.19	$17.83	$18.49	$16.20	$13.87	$13.60
Low	15.01	15.64	15.49	15.36	14.90	13.81	11.57	12.11
Cash dividends declared per common share	0.08	0.08	0.08	0.07	0.07	0.04	0.04	0.01
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
A discussion regarding the regulatory restrictions applicable to the Bank's ability to pay dividends to the Company is included in the "Supervision and Regulation – Dividends" and "Risk Factors – Risks Associated with the Company's Common Stock" sections in Items 1 and 1A of this Form 10-K.
For a description of the securities authorized for issuance under equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Form 10-K.

Stock Performance Graph
The graph below illustrates the cumulative total return (defined as stock price appreciation assuming the reinvestment of all dividends) to stockholders of the Company's Common Stock compared against a broad-market total return equity index, the NASDAQ Composite, and a published industry total return equity index, the NASDAQ Banks, over a five-year period.
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, and the NASDAQ Banks (1)

	2009	2010	2011	2012	2013	2014
First Midwest Bancorp, Inc.	$100.00	$106.14	$93.72	$116.22	$164.43	$163.45
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Banks	100.00	115.72	104.50	122.51	173.89	182.21

(1)	Assumes $100 invested on December 31, 2009 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2014. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2014. The repurchase program has no set expiration or termination date.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2014	1,519	$16.10	—	2,494,747
November 1 – November 30, 2014	—	—	—	2,494,747
December 1 – December 31, 2014	1,024	16.87	—	2,494,747
Total	2,543	$16.41	—

(1)
Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase program. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of Common Stock surrendered by option holders upon exercise to cover the exercise price of the stock options or to satisfy tax withholding obligations associated with the vesting of restricted shares.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2014 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the years ended December 31,
	2014	2013	2012	2011	2010
Operating Results (Amounts in thousands, except per share data)
Net income (loss)	$69,306	$79,306	$(21,054)	$36,563	$(9,684)
Net income (loss) applicable to common shares	68,470	78,199	(20,748)	25,437	(19,717)
Per Common Share Data
Basic earnings (loss) per common share	$0.92	$1.06	$(0.28)	$0.35	$(0.27)
Diluted earnings (loss) per common share	0.92	1.06	(0.28)	0.35	(0.27)
Common dividends declared	0.31	0.16	0.04	0.04	0.04
Book value at year end	14.17	13.34	12.57	12.93	12.40
Market price at year end	17.11	17.53	12.52	10.13	11.52
Performance Ratios
Return on average common equity	6.56%	8.04%	(2.14)%	2.69%	(2.06)%
Return on average tangible common equity (1)	10.29%	11.29%	(3.07)%	3.86%	(3.15)%
Return on average assets	0.80%	0.96%	(0.26)%	0.45%	(0.12)%
Net interest margin – tax-equivalent	3.69%	3.68%	3.86%	4.04%	4.13%
Non-performing loans to total loans (2)	1.00%	1.14%	1.80%	3.86%	4.24%
Non-performing assets to total loans plus OREO (2)	1.49%	2.13%	2.68%	4.85%	5.25%

	As of or for the years ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Highlights (Amounts in thousands)
Total assets	$9,445,139	$8,253,407	$8,099,839	$7,973,594	$8,138,302
Total loans	6,736,853	5,714,360	5,387,570	5,348,615	5,472,289
Deposits	7,887,758	6,766,101	6,672,255	6,479,175	6,511,476
Senior and subordinated debt	200,869	190,932	214,779	252,153	137,744
Long-term portion of FHLB advances	—	114,550	114,581	75,000	112,500
Stockholders' equity	1,100,775	1,001,442	940,893	962,587	1,112,045
Financial Ratios
Allowance for credit losses to loans, excluding acquired loans, including covered loans	1.24%	1.52%	1.91%	2.28%	2.65%
Net loan charge-offs to average loans, excluding acquired loans, including covered loans	0.54%	0.55%	3.26%	1.91%	2.70%
Total capital to risk-weighted assets	11.23%	12.39%	11.90%	13.68%	16.27%
Tier 1 capital to risk-weighted assets	10.19%	10.91%	10.28%	11.61%	14.20%
Tier 1 leverage to average assets	9.03%	9.18%	8.40%	9.28%	11.21%
Tangible common equity to tangible assets	8.41%	9.09%	8.44%	8.83%	8.06%
Dividend payout ratio	33.70%	15.09%	N/M	11.43%	N/M
Average equity to average assets ratio	12.03%	11.74%	11.93%	13.72%	14.31%
N/M – Not meaningful.

(1)
See the "Performance Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K for detail regarding the calculation of this performance metric.

(2)
Due to the impact of business combination accounting and protection provided by the FDIC Agreements, acquired loans and covered loans and covered OREO are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of acquired and covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank (the "Bank"), which provides a broad range of banking and wealth management services to commercial and industrial, commercial real estate, municipal, and consumer customers through 109 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2014 and Consolidated Statements of Financial Condition as of December 31, 2014 and 2013. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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

•
Noninterest Expense – Noninterest expense is the expense we incur to operate the Company, which includes salaries and employee benefits, net occupancy and equipment, professional services, and other costs.

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

A quarterly summary of operations for the years ended December 31, 2014 and 2013 is included in the section titled "Quarterly Earnings" of this Item 7.
Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," or "continue" and words of similar import. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, among other things, the following:

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

•	Changes in accounting principles, policies, or guidelines affecting the businesses we conduct.

•	Acts of war or terrorism, natural disasters, and other external events.

•	Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, products, services, and prices.
For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as our subsequent filings made with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION

The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. This includes, but is not limited to, earnings per share, excluding acquisition and integration related expenses, total non-interest expense, excluding acquisition and integration related expenses, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, the efficiency ratio, tier 1 common capital to risk-weighted assets, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

PERFORMANCE OVERVIEW
Acquisitions
On August 8, 2014, the Bank completed the acquisition of the Chicago area banking operations of Banco Popular North America, ("Popular"), doing business as Popular Community Bank. The acquisition included Popular's twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area. On the date of acquisition, the Bank acquired $549 million in loans and $732 million in deposits.

On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation ("National Machine Tool"). In business for more than 28 years and a customer of the Bank for more than 15 years, National Machine Tool, now known as First Midwest Equipment Finance Co., provides equipment leasing and financing alternatives to traditional commercial bank financing.

On December 2, 2014, the Company completed the acquisition of the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. As part of the transaction, the Company acquired seven full-service retail banking offices, one drive-up location, $223 million in loans, and $464 million in deposits on the date of acquisition.

For additional detail regarding these acquisitions, see Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The conversion and integration of these transactions were substantially complete as of December 31, 2014.

Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Operating Results
Interest income	$299,864	$287,247	$300,569
Interest expense	23,012	27,115	34,901
Net interest income	276,852	260,132	265,668
Provision for loan and covered loan losses	19,168	16,257	158,052
Noninterest income	126,618	140,883	109,948
Noninterest expense	283,826	256,737	267,500
Income (loss) before income tax expense (benefit)	100,476	128,021	(49,936)
Income tax expense (benefit)	31,170	48,715	(28,882)
Net income (loss)	$69,306	$79,306	$(21,054)
Weighted-average diluted common shares outstanding	74,496	73,994	73,666
Diluted earnings (loss) per common share	$0.92	$1.06	$(0.28)
Performance Ratios
Return on average common equity	6.56%	8.04%	(2.14)%
Return on average tangible common equity (1)	10.29%	11.29%	(3.07)%
Return on average assets	0.80%	0.96%	(0.26)%
Net interest margin - tax equivalent (2)	3.69%	3.68%	3.86%
Efficiency ratio (3)	64.57%	64.19%	67.14%

(1)
Tangible common equity ("TCE") represents common stockholders’ equity less goodwill and identifiable intangible assets. Acquisition and integration related expenses of $13.9 million for the year ended December 31, 2014 are excluded from the return on average tangible common equity ratio. See the "Management of Capital" section of this Item 7 for the detailed calculation of TCE.

(2)	See the section titled "Earnings Performance" of this Item 7 for the calculation of this metric.

(3)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains, and tax-equivalent adjusted BOLI income. In addition, acquisition and integration related expenses of $13.9 million are excluded from the efficiency ratio for the year ended December 31, 2014.

	As of December 31,
	2014	2013	$ Change	% Change
Balance Sheet Highlights
Total assets	$9,445,139	$8,253,407	$1,191,732	14.4
Total loans, excluding covered loans	6,657,418	5,580,005	1,077,413	19.3
Total loans, including covered loans	6,736,853	5,714,360	1,022,493	17.9
Total deposits	7,887,758	6,766,101	1,121,657	16.6
Core deposits	6,616,200	5,558,318	1,057,882	19.0
Loans-to-deposits ratio	85.4%	84.5%
Core deposits to total deposits	83.9%	82.1%

	As of December 31,
	2014	2013	$ Change	% Change
Asset Quality Highlights (1)
Non-accrual loans	$58,853	$59,798	$(945)	(1.6)
90 days or more past due loans (still accruing interest)	771	3,708	(2,937)	(79.2)
Total non-performing loans	59,624	63,506	(3,882)	(6.1)
Accruing trouble debt restructuring ("TDRs")	3,704	23,770	(20,066)	(84.4)
OREO	25,779	32,473	(6,694)	(20.6)
Total non-performing assets	$89,107	$119,749	$(30,642)	(25.6)
30-89 days past due loans (still accruing interest)	$13,473	$20,742	$(7,269)	(35.0)
Allowance for Credit Losses
Allowance for credit losses	74,510	87,121	(12,611)	(14.5)
Allowance for credit losses to loans, excluding acquired loans, including covered loans	1.24%	1.52%
Allowance for credit losses to non-accrual loans, excluding acquired and covered loans	114.33%	124.69%

(1)
Due to the impact of business combination accounting and protection provided by the FDIC Agreements, acquired loans and covered loans and covered OREO are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of acquired and covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Asset quality, including acquired loans, covered loans, and covered OREO, is included in the "Loan Portfolio and Credit Quality" section below.

Performance Overview for 2014 Compared with 2013
Net income for 2014 was $69.3 million, or $0.92 per share, compared to net income of $79.3 million, or $1.06 per share, for 2013. The reduction in earnings per share was driven primarily by acquisition and integration related expenses of $13.9 million related to the Popular, National Machine Tool, and Great Lakes acquisitions. Excluding these acquisition and integration related expenses, earnings per share was $1.03 for the year ended December 31, 2014. In addition, net income for 2013 was impacted by certain significant transactions including a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million non-deductible write-down of the cash surrender values ("CSV") of certain BOLI policies. Excluding these transactions, 2013 earnings per share was $0.90.
Tax-equivalent net interest margin of 3.69% for 2014 was in line with 2013 despite continued pressure on loan margins and investment portfolio yields as we improved the mix of earning assets and liabilities through organic loan growth and acquisitions, employed certain loan hedging strategies, and prepaid $114.6 million of FHLB advances.
Total noninterest income was $126.6 million for 2014 compared to $140.9 million for 2013. Total fee-based revenues were $111.1 million, increasing 4.5% compared to 2013. Total noninterest income was elevated in 2013 driven primarily by certain significant transactions including a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million non-deductible write-down of the CSV of certain BOLI policies.

Total noninterest expense increased 10.6% compared to 2013, due primarily to $13.9 million in acquisition and integration related expenses and approximately $5.5 million in recurring costs associated with operating the newly acquired locations. The conversion and integration of these transactions was substantially complete as of December 31, 2014, with certain remaining efficiencies to be implemented in the first half of 2015.
A detailed discussion of net interest income and noninterest income and expense is presented in the following section titled "Earnings Performance" of this Item 7.
As of December 31, 2014 our securities portfolio totaled $1.2 billion, rising $56.5 million, or 4.9%, from December 31, 2013. The addition of $219.3 million of securities acquired in the Great Lakes transaction was substantially offset by maturities, calls, and prepayments during 2014. For a detailed discussion of our securities portfolio, see the section titled "Investment Portfolio Management" of this Item 7.
Total loans, excluding covered loans, of $6.7 billion as of December 31, 2014 reflects growth of $1.1 billion, or 19.3%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans, excluding covered loans, grew $359.2 million, or 6.4%, from December 31, 2013. This growth was driven by solid performance from our legacy sales platform and the continued impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare. For a detailed discussion of our loan portfolio, see the section titled "Loan Portfolio and Credit Quality" of this Item 7.
As of December 31, 2014, non-performing assets, excluding acquired and covered loans and covered OREO, decreased by $30.6 million, or 25.6%, from December 31, 2013 and represented 1.49% of total loans plus OREO compared to 2.13% as of December 31, 2013. The continued improvement in non-performing assets and the related credit metrics reflects management's ongoing commitment to credit remediation. See the section titled "Loan Portfolio and Credit Quality" of this Item 7 for additional discussion of non-performing assets.
Total average funding sources of $7.5 billion for 2014 increased $330.2 million from 2013, driven primarily by deposits assumed in the Popular and Great Lakes acquisitions which further strengthened our core deposit base. Growth in average demand deposits of $248.5 million, or 13.2%, from December 31, 2013 led the rise in average core deposits and more than offset the reduction in higher-costing time deposits, borrowed funds, and senior and subordinated debt. For a detailed discussion of our funding sources see the section titled "Funding and Liquidity Management" of this Item 7.
Performance Overview for 2013 Compared with 2012
Net income for 2013 was $79.3 million, or $1.06 per share, compared to a net loss of $21.1 million, or $0.28 per share, for 2012.
Tax-equivalent net interest margin declined 18 basis points to 3.68% for 2013 from 3.86% for 2012. The reduction in margin reflected a 30 basis point decrease in the average yield on interest-earning assets due primarily to a lower yield earned on new and renewing loans as a result of greater customer preference for floating rate loans, as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities. These lower yields were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 2 basis point decline on interest-bearing core deposits, a 28 basis point decline on time deposits, and a 3 basis point decline on senior and subordinated debt.
The provision for loan and covered loan losses was $16.3 million for 2013 compared to $158.1 million for 2012. The higher provision for loan and covered loan losses for the year ended December 31, 2012 resulted from the additional provision of $62.3 million recorded as a result of selling $172.5 million of non-performing and performing potential problem loans and recording charge-offs of $80.3 million.
Total noninterest income for 2013 rose 28.1% compared to 2012, driven primarily by certain balance sheet repositioning activities, which mainly impacted the securities and BOLI portfolios. These activities were completed to take advantage of changing market conditions, strengthen capital, and better position the Company to benefit from a rising interest rate environment. These activities included:

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

•
The voluntary modification of crediting rate terms and the underlying CSV of approximately $100 million of lower yielding BOLI policies, resulting in a $13.3 million write-down. This write-down represents the difference between the book value and the fair value of the underlying investments and was previously being amortized in other noninterest income, offsetting BOLI income and any insurance proceeds received. This action gave the Company the flexibility to reinvest these assets in longer duration securities at higher yields to enhance BOLI income.

As of December 31, 2013, our securities portfolio totaled $1.2 billion, rising 3.4% from December 31, 2012. This growth resulted primarily from the redeployment of cash and cash equivalents into purchases of collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs"). These increases were partially offset by maturities and calls of municipal securities.
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
Average funding sources for 2013 increased $156.7 million compared to the year ended December 31, 2012, primarily from growth in core deposits, which more than offset a reduction in higher-costing time deposits. Average senior and subordinated debt decreased $18.4 million from 2012 driven by the full-year impact of the repurchase and retirement of $4.3 million of junior subordinated debentures and $12.0 million of subordinated notes during the fourth quarter of 2012.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2014, 2013, and 2012, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Other interest-earning assets	$543,056	$1,591	0.29	$633,050	$1,819	0.29	$470,069	$1,143	0.24
Securities:
Trading - taxable	17,964	174	0.97	15,526	161	1.04	15,415	181	1.17
Investment securities - taxable	649,161	14,516	2.24	713,237	12,249	1.72	679,753	12,670	1.86
Investment securities - nontaxable (1)	461,571	25,705	5.57	510,412	28,636	5.61	512,136	31,231	6.10
Total securities	1,128,696	40,395	3.58	1,239,175	41,046	3.31	1,207,304	44,082	3.65
FHLB and Federal Reserve Bank stock	35,622	1,366	3.83	39,593	1,346	3.40	48,400	1,374	2.84
Loans (1)(2)(3)	6,121,326	268,249	4.38	5,498,788	255,333	4.64	5,506,394	267,219	4.85
Total interest-earning assets (1)(2)	7,828,700	311,601	3.98	7,410,606	299,544	4.04	7,232,167	313,818	4.34
Cash and due from banks	120,358			121,564			120,757
Allowance for loan and covered loan losses	(79,482)			(95,698)			(117,121)
Other assets	808,136			841,967			873,923
Total assets	$8,677,712			$8,278,439			$8,109,726
Liabilities and Stockholders' Equity:
Savings deposits	$1,222,292	904	0.07	$1,126,561	844	0.07	$1,038,379	1,055	0.10
NOW accounts	1,243,186	673	0.05	1,170,928	676	0.06	1,090,446	747	0.07
Money market deposits	1,392,367	1,784	0.13	1,306,625	1,735	0.13	1,216,173	1,934	0.16
Total interest-bearing core deposits	3,857,845	3,361	0.09	3,604,114	3,255	0.09	3,344,998	3,736	0.11
Time deposits	1,211,882	7,016	0.58	1,306,888	8,646	0.66	1,529,006	14,316	0.94
Total interest-bearing deposits	5,069,727	10,377	0.20	4,911,002	11,901	0.24	4,874,004	18,052	0.37
Borrowed funds	149,559	573	0.38	205,461	1,607	0.78	193,643	2,009	1.04
Senior and subordinated debt	191,776	12,062	6.29	212,896	13,607	6.39	231,273	14,840	6.42
Total interest-bearing liabilities	5,411,062	23,012	0.43	5,329,359	27,115	0.51	5,298,920	34,901	0.66
Demand deposits	2,137,778			1,889,247			1,762,968
Other liabilities	85,306			87,550			80,075
Stockholders' equity - common	1,043,566			972,283			967,763
Total liabilities and stockholders' equity	$8,677,712			$8,278,439			$8,109,726
Net interest income/margin (1)		$288,589	3.69		$272,429	3.68		$278,917	3.86
Net interest income (GAAP)		$276,852			$260,132			$265,668
Tax-equivalent adjustment		11,737			12,297			13,249
Tax-equivalent net interest income		$288,589			$272,429			$278,917

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)
Non-accrual loans, including acquired and covered non-accrual loans, which totaled $66.2 million as of December 31, 2014, $80.7 million as of December 31, 2013, and $98.7 million as of December 31, 2012, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section titled "Non-Performing Asset and Performing Potential Problem Loans" of this Item 7.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company's FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please see Note 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

2014 Compared to 2013
Total average interest-earning assets were $7.8 billion for 2014, an increase of $418.1 million, or 5.6%, from 2013, driven by solid organic loan growth and loans acquired in the Popular and Great Lakes acquisitions during the second half of 2014. Overall, organic loan growth was funded by cash flows from maturities of investment securities, a reduction in other interest-earning assets, and higher core deposits.
Compared to 2013, total average interest-bearing liabilities rose $81.7 million to $5.4 billion for 2014. Higher levels of interest-bearing core deposits, which were partially driven by acquisition activity, more than offset the decline in time deposits. The decline in borrowed funds from 2013 resulted from the prepayment of $114.6 million of FHLB advances with a weighted-average rate of 1.08% during the second quarter of 2014, which is net of the yield earned on the cash used for the prepayment.
Tax-equivalent net interest income was $288.6 million for 2014 compared to $272.4 million for 2013, an increase of 5.9%. Interest income rose $12.1 million from 2013 due primarily to strong loan growth, which more than offset the decline in loan yields, lower levels of income on covered interest-earning assets, and a decrease in the interest income on investment securities. The decline in interest expense of $4.1 million was driven by growth in lower-costing interest-bearing core deposits and the continued reduction of higher-costing time deposits, borrowed funds, and senior and subordinated debt. Net accretion resulting from the fair value adjustments on acquired assets and assumed liabilities contributed $2.3 million, which offset lower levels of interest earned on covered loans.
Tax-equivalent net interest margin was in line with 2013 despite continued pressure on loan margins and investment portfolio yields as we improved the mix of earning assets and liabilities through organic loan growth and acquisitions, employed certain loan hedging strategies, and prepaid FHLB advances.
2013 Compared to 2012
Average interest-earning assets were $7.4 billion for 2013, an increase of $178.4 million, or 2.5%, from 2012, driven primarily by a rise in other interest-earning assets. Proceeds from bulk loan sales of $172.5 million in original carrying value of non-performing and performing potential problem loans during 2012 drove a significant portion of the increase in average other interest earning assets. Growth in average loans, excluding covered loans, of $102.8 million was offset by decreases of $93.8 million in average covered interest-earning assets.
Average interest-bearing liabilities of $5.3 billion for 2013 were comparable to 2012. Higher levels of interest-bearing core deposits more than offset the decline in time deposits.
Tax-equivalent net interest income was $272.4 million for 2013 compared to $278.9 million for 2012. The $14.3 million reduction in interest income was driven by a decrease in the yield on loans and investment securities. Interest expense declined $7.8 million due to the reduction of higher-costing time deposits and senior and subordinated debt.
Tax-equivalent net interest margin declined 18 basis points to 3.68% for 2013 from 3.86% for 2012. The reduction in margin reflected a 30 basis point decrease in the average yield on interest-earning assets driven by a lower yield earned on new and renewing loans as well as the reinvestment of cash flows from the investment portfolio into lower yielding securities due to the low interest rate environment. In addition, a greater customer preference for floating rate loans during the third and fourth quarters of 2013 contributed to the decrease. The lower yields on interest-earning assets were partially offset by a decline in the rates paid for interest-bearing liabilities, including a 2 basis point decline on interest-bearing core deposits, a 28 basis point decline on time deposits, and a 3 basis point decline on senior and subordinated debt.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2014 compared to 2013			2013 compared to 2012
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$(265)	$37	$(228)	$443	$233	$676
Securities:
Trading – taxable	23	(10)	13	1	(21)	(20)
Investment securities – taxable	(959)	3,226	2,267	706	(1,127)	(421)
Investment securities – nontaxable (2)	(2,721)	(210)	(2,931)	(105)	(2,490)	(2,595)
Total securities	(3,657)	3,006	(651)	602	(3,638)	(3,036)
FHLB and Federal Reserve Bank stock	(73)	93	20	(250)	222	(28)
Loans (2)(3)	22,638	(9,722)	12,916	(3,829)	(8,057)	(11,886)
Total interest income (2)	18,643	(6,586)	12,057	(3,034)	(11,240)	(14,274)
Savings deposits	71	(11)	60	102	(313)	(211)
NOW accounts	39	(42)	(3)	64	(135)	(71)
Money market deposits	105	(56)	49	164	(363)	(199)
Total interest-bearing core deposits	215	(109)	106	330	(811)	(481)
Time deposits	(600)	(1,030)	(1,630)	(1,877)	(3,793)	(5,670)
Total interest-bearing deposits	(385)	(1,139)	(1,524)	(1,547)	(4,604)	(6,151)
Borrowed funds	(359)	(675)	(1,034)	132	(534)	(402)
Senior and subordinated debt	(1,331)	(214)	(1,545)	(1,175)	(58)	(1,233)
Total interest expense	(2,075)	(2,028)	(4,103)	(2,590)	(5,196)	(7,786)
Net interest income (2)	$20,718	$(4,558)	$16,160	$(444)	$(6,044)	$(6,488)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company's FDIC-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, please see Note 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2014 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2014	2013	2012	2014-2013	2013-2012
Service charges on deposit accounts	$36,910	$36,526	$36,699	1.1	(0.5)
Wealth management fees	26,474	24,185	21,791	9.5	11.0
Card-based fees (1)	24,340	21,649	20,852	12.4	3.8
Merchant servicing fees	11,260	10,953	10,806	2.8	1.4
Mortgage banking income	4,011	5,306	2,689	(24.4)	97.3
Other service charges, commissions, and fees	8,086	7,663	4,486	5.5	70.8
Total fee-based revenues	111,081	106,282	97,323	4.5	9.2
Net securities gains (losses) (2)	8,097	34,164	(921)	(76.3)	N/M
Gains on sales of properties (3)	3,954	—	—	100.0	—
BOLI income (loss)	2,873	(11,844)	1,307	N/M	N/M
Loss on early extinguishment of debt (3)	(2,059)	(1,034)	(558)	99.1	85.3
Net trading gains (3)(4)	677	3,189	1,627	(78.8)	96.0
Other income (3)(5)	1,995	2,297	2,728	(13.1)	(15.8)
Gain on termination of FHLB forward commitments	—	7,829	—	(100.0)	100.0
Gain on bulk loan sales	—	—	5,153	—	(100.0)
Gains on FDIC-assisted transactions (3)(6)	—	—	3,289	—	(100.0)
Total noninterest income	$126,618	$140,883	$109,948	(10.1)	28.1
N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	For a discussion of these items, see the section titled "Investment Portfolio Management" of this Item 7.

(3)	These items are included in other income in the Consolidated Statements of Income.

(4)
Net trading gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(5)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(6)	For a discussion of the 2012 gain on an FDIC-assisted transaction, see Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
2014 Compared to 2013
Total noninterest income was $126.6 million for the year ended December 31, 2014, decreasing 10.1% from 2013. Total fee-based revenues were $111.1 million, increasing 4.5% compared to 2013. Total noninterest income during 2013 was impacted by certain significant transactions, including a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million write-down of the CSV of certain BOLI policies.
Service charges on deposit accounts were in line with 2013, as charges for services to new customers acquired in the Popular and Great Lakes transactions offset the continued decline in revenue from non-sufficient funds transactions.
Growth in wealth management fees of 9.5% reflect new customer relationships and an overall increase in assets under management to $7.2 billion, a rise of $544.1 million, or 8.1%, from 2013.
The rise in card-based fees mainly reflects higher transaction volumes along with incentives from a renewed vendor contract.
During 2014, we sold $144.9 million of 1-4 family mortgage loans in the secondary market compared to sales of $147.4 million during 2013. Lower market pricing contributed to the decline in mortgage banking income compared to 2013.

Gains realized on the sale of certain equipment leasing contracts and check printing fees drove the increase in other service charges, commissions, and fees, which were partially offset by a decrease in sales of capital market products to commercial clients. The sales of leasing contracts were generated from a new commercial product offering introduced with the acquisition of National Machine Tool in the third quarter of 2014.
Net securities gains were driven by the sale of municipal securities, other investments, and longer-duration corporate bonds, resulting in pre-tax gains of $4.6 million and the sale of a non-accrual trust-preferred collateralized debt obligation ("CDO") at a pre-tax gain of $3.5 million.
During 2014, we completed the disposition of two branch properties at pre-tax gains of $4.0 million as part of multi-year efforts to optimize our retail distribution.
The loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances.
2013 Compared to 2012
Total noninterest income of $140.9 million for 2013 rose 28.1% compared to 2012 driven primarily by the $34.0 million gain on the sale of our investment in Textura, and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million write-down of the CSV related to the modification of approximately $100 million of certain lower-yielding BOLI policies.
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
The significant rise in mortgage banking income compared to 2012 resulted from recognizing a full year of mortgage banking activity. During 2013, $147.4 million of mortgage loans were sold compared to $50.3 million in 2012.
Sales of capital market products to commercial clients drove the rise in other service charges, commissions, and fees.
During the fourth quarter of 2013, we repurchased and retired $24.0 million of 6.95% junior subordinated debentures, resulting in a pre-tax loss of $1.0 million.

Noninterest Expense
The following table presents the components of noninterest expense for the three years ended December 31, 2014.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2014	2013	2012	2014-2013	2013-2012
Salaries and employee benefits:
Salaries and wages	$115,763	$108,932	$103,245	6.3	5.5
Nonqualified plan expense (1)	815	3,699	1,986	(78.0)	86.3
Retirement and other employee benefits	27,245	26,119	25,524	4.3	2.3
Total salaries and employee benefits	143,823	138,750	130,755	3.7	6.1
Net occupancy and equipment expense	35,181	31,832	32,699	10.5	(2.7)
Professional services	23,436	21,922	29,614	6.9	(26.0)
Technology and related costs	12,875	11,335	11,846	13.6	(4.3)
Merchant card expense	9,195	8,780	8,584	4.7	2.3
Advertising and promotions	8,159	7,754	5,073	5.2	52.8
Net OREO expense	7,075	8,547	10,521	(17.2)	(18.8)
FDIC premiums	5,824	6,438	6,926	(9.5)	(7.0)
Cardholder expenses (2)	4,251	4,021	3,939	5.7	2.1
Other expenses (2)	20,135	15,858	20,838	27.0	(23.9)
Acquisition and integration related expenses	13,872	—	—	100.0	—
Adjusted amortization of FDIC indemnification asset	—	1,500	6,705	(100.0)	(77.6)
Total noninterest expense	$283,826	$256,737	$267,500	10.6	(4.0)

(1)
Nonqualified plan expense results from changes in the Company's obligation to participants under deferred compensation agreements and is substantially offset by earnings on related assets, which are reported as net trading gains and included in noninterest income.

(2)	These line items are included in other expense in the Consolidated Statements of Income.
2014 Compared to 2013
Excluding acquisition and integration related expenses of $13.9 million and approximately $5.5 million in recurring operating costs of the newly acquired Popular, National Machine Tool, and Great Lakes locations, total noninterest expense for 2014 was $264.5 million, increasing $7.7 million, or 3.0%, from 2013. This increase was primarily due to higher salaries and employee benefits and professional services expenses associated with growth and organizational needs.
Recurring operating costs associated with the Popular, National Machine Tool, and Great Lakes locations were primarily concentrated in salaries and employee benefits, net occupancy and equipment expense, professional services, and other expenses. The conversion and integration of these transactions was substantially complete as of December 31, 2014, with certain remaining efficiencies to be implemented in the first half of 2015.
The increase in salaries and wages from 2013 reflects a rise in certain incentive compensation accruals and commissions due to growth and organizational needs as well as annual salary increases.
Retirement and other employee benefits increased from 2013 due to a rise in profit sharing expenses and higher premiums paid for employee insurance. A reduction in pension expense as a result of changes to the Company’s defined benefit pension plan in 2013 partially offset these increases during 2014.
Professional services expense rose in 2014 due to general costs, such as personnel recruitment and consulting fees, which were driven by growth and organizational needs. These increases were partially offset by lower servicing costs for our covered loan portfolio.

The 17.2% decline in net OREO expense resulted from net gains on sales of OREO properties in 2014 compared to net losses on sales in 2013, which was partially offset by a $1.6 million valuation adjustment on an OREO property during the fourth quarter of 2014. In addition, lower levels of OREO operating expenses, consistent with the reduction in OREO balances, contributed to the decrease.
Other expenses were lower in 2013 due to a $1.8 million reduction in the reserve for unfunded commitments.
2013 Compared to 2012
Total noninterest expense for 2013 was $256.7 million, decreasing 4.0% from 2012 driven by a decline in net OREO expense, professional services expenses, and lower levels of adjusted amortization of the FDIC indemnification asset, which were partially offset by an increase in total compensation expense and advertising and promotions expense.
Compared to 2012, the increase in total compensation expense was due primarily to higher incentive compensation and commissions and a decrease in deferred salaries related to loan originations.
Professional services expense decreased 26.0% from 2012. This decline was due primarily to a $6.4 million reduction in loan remediation costs including legal expenses, appraisal costs, and real estate taxes, as a result of management's accelerated credit remediation actions that occurred in 2012, including the bulk loan sales. In addition, a decrease in covered loan servicing costs contributed to the variance. Lower levels of personnel recruitment expenses, attorney fees related to an FDIC-assisted acquisition, and various legal proceedings in 2012 also drove the decline in professional service expense from 2012.
Net OREO expense for 2013 declined 18.8% from 2012 primarily from $1.8 million in lower valuation adjustments and a $1.0 million decrease in expenses, partially offset by an increase in losses on sales of OREO.
Lower FDIC premiums reflect a reduced assessment rate due primarily to improved asset quality resulting from the bulk loan sales completed during the fourth quarter of 2012.
The increase in advertising and promotions expense from 2012 was driven by the launch of our "Bank with Momentum" branding campaign during the second quarter of 2013.
Adjusted amortization of the FDIC indemnification asset results from changes in the timing and amount of expected future cash flows expected to be received from the FDIC under the FDIC Agreements based on management's periodic estimates of expected future cash flows from covered loans.
The decline in other expenses from 2012 reflects a $1.8 million reduction in the reserve for unfunded commitments. In addition, other expenses were elevated in 2012 from valuation adjustments of $2.6 million on a property held-for-sale and a former banking office transferred to OREO.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense (benefit). An analysis of the provision for income taxes for the three years ended December 31, 2014 is detailed in the following table.
Table 6
Income Tax Expense (Benefit) Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Income (loss) before income tax expense (benefit)	$100,476	$128,021	$(49,936)
Income tax expense (benefit):
Federal income tax expense (benefit)	$24,244	$36,316	$(23,728)
State income tax expense (benefit)	6,926	12,399	(5,154)
Total income tax expense (benefit)	$31,170	$48,715	$(28,882)
Effective income tax rate	31.0%	38.1%	57.8%
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

Income tax expense totaled $31.2 million for the year ended December 31, 2014 compared to $48.7 million for the year ended December 31, 2013 and an income tax benefit of $28.9 million for the year ended December 31, 2012. The decrease in income tax expense from 2013 to 2014 was driven primarily by a decline in income subject to tax at statutory rates. The increase in income tax expense from 2012 to 2013 resulted from a rise in income subject to tax at statutory rates and a non-deductible BOLI modification loss recorded in the third quarter of 2013.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
The following table provides a valuation summary of our investment portfolio for the three years ended December 31, 2014.
Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of December 31,
	2014			2013			2012
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$30,297	$30,431	2.5	$500	$500	—	$508	$508	—
CMOs	538,882	534,156	44.0	490,962	475,768	41.2	397,146	400,383	35.8
MBSs	155,443	159,765	13.1	135,097	136,164	11.8	117,785	122,900	11.0
Municipal securities	414,255	423,820	34.9	457,318	461,393	39.9	495,906	520,043	46.5
CDOs	48,502	33,774	2.8	46,532	18,309	1.6	46,533	12,129	1.1
Corporate debt securities	1,719	1,802	0.1	12,999	14,929	1.3	13,006	15,339	1.4
Equity securities	3,224	3,261	0.3	3,706	5,662	0.5	9,690	11,101	1.0
Total available-for- sale securities	1,192,322	1,187,009	97.7	1,147,114	1,112,725	96.3	1,080,574	1,082,403	96.8
Securities Held-to-Maturity
Municipal securities	26,555	27,670	2.3	44,322	43,387	3.7	34,295	36,023	3.2
Total securities	$1,218,877	$1,214,679	100.0	$1,191,436	$1,156,112	100.0	$1,114,869	$1,118,426	100.0

Portfolio Composition
As of December 31, 2014, our securities portfolio totaled $1.2 billion, rising $56.5 million, or 4.9%, from December 31, 2013, following a 3.4% increase from December 31, 2012. During the fourth quarter of 2014, we acquired $219.3 million of securities in the Great Lakes transaction which consisted of $31.8 million in U.S. agency securities, $137.7 million in CMOs, $39.7 million in MBSs, $2.8 million in municipal securities, $6.6 million in CDOs, and $690,000 in equity securities. These securities were recorded at fair value as of the acquisition date. In addition to the acquired securities portfolio, the year end balance was impacted by purchases of $28.5 million, maturities, calls, and prepayments of $176.7 million, and sales of $27.8 million.
As of December 31, 2014, approximately 96.7% of our $1.2 billion available-for-sale portfolio was comprised of U.S. agency securities, municipals, CMOs, and other MBSs. The remainder of the portfolio was comprised of eleven CDOs with a fair value of $33.8 million and an aggregate unrealized loss of $14.7 million, and miscellaneous other securities with fair values of $5.1 million.
Investments in municipal securities comprised 35.7%, or $423.8 million, of the total available-for-sale securities portfolio as of December 31, 2014. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2014			2013
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	3.32%	3.72	2.98%	2.23%	2.25	0.49%
CMOs	3.45%	3.67	1.91%	4.48%	4.26	1.86%
Other MBSs	2.88%	4.18	2.77%	3.93%	4.85	2.45%
Municipal securities	2.89%	2.37	5.50%	5.11%	3.27	5.53%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	0.45%	0.50	6.72%	4.86%	7.18	6.39%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	3.16%	3.26	3.37%	4.68%	3.95	3.52%
Securities Held-to-Maturity
Municipal securities	5.64%	7.85	4.60%	6.50%	11.84	5.47%
Total securities	3.21%	3.37	3.40%	4.75%	4.26	3.60%
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

(2)
Average life is presented in years and represents the weighted-average time to receive all expected future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.
Effective Duration
The average life and effective duration of our available-for-sale securities portfolio were both lower than the prior year at 3.26 years and 3.16%, respectively. These decreases, which were partially offset by the impact of securities acquired in the Great Lakes transaction, resulted mainly from maturities and sales of investment securities that were not reinvested in the securities portfolio.

Realized Gains and Losses
Net securities gains of $8.1 million for 2014 resulted from the sale of a non-accrual CDO at a gain of $3.5 million, sales of certain longer-duration corporate bonds at gains of $2.0 million, sales of municipal securities at gains of $468,000, and the sale of certain other investments at gains of $2.1 million. In addition, four CDOs totaling $2.9 million acquired in the Great Lakes transaction were sold during the fourth quarter of 2014. These securities were recorded at fair value at the acquisition date, therefore, no gain or loss was recognized on the sale.
Net securities gains of $34.2 million for 2013 were driven by the sale of our investment in Textura. In addition, net securities gains for the year included OTTI charges of $408,000 on four municipal securities and two CMOs.
Net securities losses were $921,000 for 2012, which included OTTI charges of $3.7 million on two CDOs and several CMOs and net gains of $2.7 million from the sale of $153.7 million in CMOs, municipal securities, and corporate bonds.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component fluctuates as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses at December 31, 2014 were $5.3 million compared to $34.4 million at December 31, 2013.
Net unrealized losses in the CMO portfolio totaled $4.7 million at December 31, 2014 compared to $15.2 million at December 31, 2013. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2014 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
As of December 31, 2014, net unrealized gains in the municipal securities portfolio totaled $9.6 million compared to $4.1 million as of December 31, 2013. Net unrealized gains on municipal securities include unrealized losses of $1.0 million at December 31, 2014 and $5.6 million at December 31, 2013. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and are supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents an OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities declined from $28.2 million at December 31, 2013 to $14.9 million at December 31, 2014. An increase in market activity, primarily due to improvement in the underlying issuers and other market conditions, led to the decrease. We do not believe the unrealized losses on the CDOs as of December 31, 2014 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 22 of "Notes to the Consolidated Financial Statements," in Item 8 of this Form 10-K.

Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2014
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Securities Available-for-Sale
U.S. agency securities	$—	—%	$4,496	2.49%	$23,825	3.09%	$1,976	2.80%
CMOs (2)	179,667	1.97%	285,350	1.90%	67,259	1.78%	6,606	1.78%
Other MBSs (2)	38,113	2.82%	81,559	2.80%	28,161	2.66%	7,610	2.58%
Municipal securities (3)	67,900	6.10%	71,948	6.01%	190,182	4.88%	84,225	6.00%
CDOs	—	—	—	—	—	—	48,502	N/M
Corporate debt securities (4)	—	—	1,688	6.47%	—	—	31	20.00%
Equity securities (4)	—	—	—	—	3,224	N/M	—	N/M
Total available-for-sale securities	285,680	3.07%	445,041	2.75%	312,651	3.83%	148,950	3.64%
Securities Held-to-Maturity
Municipal securities (3)	3,505	5.27%	8,727	4.61%	5,404	5.16%	8,919	4.00%
Total securities	$289,185	3.10%	$453,768	2.79%	$318,055	3.85%	$157,869	3.66%
N/M – Not meaningful.

(1)	Based on amortized cost.

(2)
The repricing distributions and yields to maturity of CMOs and other MBSs are based on estimated expected future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 86.3% of total loans, excluding covered loans, at December 31, 2014. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. These customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.
To maximize loan income with an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management receives periodic reporting related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and performing potential problem loans to monitor and mitigate potential and current risks in the portfolio. We do not offer any sub-prime products and we have policies to limit our exposure to any single borrower.
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total
Commercial and industrial	$2,253,556	33.9	$1,830,638	32.8	$1,631,474	31.5	$1,458,446	28.7	$1,465,903	28.7
Agricultural	358,249	5.4	321,702	5.8	268,618	5.2	243,776	4.8	227,756	4.5
Commercial real estate:
Office	494,637	7.4	459,202	8.2	474,717	9.1	444,368	8.7	396,836	7.8
Retail	452,225	6.8	392,576	7.0	368,796	7.1	334,034	6.6	328,751	6.4
Industrial	531,517	8.0	501,907	9.0	489,678	9.4	520,680	10.2	478,026	9.4
Multi-family	564,421	8.4	332,873	6.0	285,481	5.5	288,336	5.7	349,862	6.9
Construction	204,236	3.1	186,197	3.3	186,416	3.6	250,745	4.9	339,162	6.6
Other commercial real estate	887,897	13.3	807,071	14.5	773,121	14.9	888,146	17.4	856,357	16.8
Total commercial real estate	3,134,933	47.0	2,679,826	48.0	2,578,209	49.6	2,726,309	53.5	2,748,994	53.9
Total corporate loans	5,746,738	86.3	4,832,166	86.6	4,478,301	86.3	4,428,531	87.0	4,442,653	87.1
Home equity	543,185	8.2	427,020	7.7	390,033	7.5	416,194	8.2	445,243	8.7
1-4 family mortgages	291,463	4.4	275,992	4.9	282,948	5.5	201,099	4.0	160,890	3.2
Installment	76,032	1.1	44,827	0.8	38,394	0.7	42,289	0.8	51,774	1.0
Total consumer loans	910,680	13.7	747,839	13.4	711,375	13.7	659,582	13.0	657,907	12.9
Total loans, excluding covered loans	6,657,418	100.0	5,580,005	100.0	5,189,676	100.0	5,088,113	100.0	5,100,560	100.0
Covered loans	79,435		134,355		197,894		260,502		371,729
Total loans	$6,736,853		$5,714,360		$5,387,570		$5,348,615		$5,472,289
2014 Compared to 2013
Total loans, excluding covered loans, of $6.7 billion as of December 31, 2014 reflects growth of $1.1 billion, or 19.3%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans, excluding covered loans, grew $359.2 million, or 6.4%, from December 31, 2013. This organic growth was driven primarily by an increase of 17.4% in commercial and industrial loans, 10.8% in agricultural, and 10.6% in multi-family loans. Solid performance from our legacy sales platform concentrated within our commercial and industrial and agricultural loan categories reflects the continued impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.

Consumer loans totaled $910.7 million as of December 31, 2014 and represented 13.7% of loans, excluding covered loans, increasing $162.8 million, or 21.8% from December 31, 2013. Loans acquired in the Popular and Great Lakes transactions contributed $93.5 million of this growth. Excluding acquired loans, consumer loans increased $69.3 million, or 9.3%, which reflects the purchase of $48.7 million of high-quality, shorter duration home equity loans and the sale of $144.9 million of 1-4 family mortgage loans during 2014.
Covered loans decreased $54.9 million, or 40.9%, from December 31, 2013, reflecting the expected decline in this portfolio.
For additional detail regarding acquired loans refer to the section below titled "Acquired Loans" of this Item 7.
2013 Compared to 2012
Total loans, excluding covered loans, of $5.6 billion as of December 31, 2013 reflected growth of $390.3 million, or 7.5%, from December 31, 2012. The loan portfolio benefited from well-balanced corporate loan growth reflecting credits of varying size and diverse geographic locations within our markets and includes an increase in commercial and industrial loans, agricultural loans, multi-family loans, and retail loans.
Consumer loans represented 13.4% of loans, excluding covered loans, and increased $36.5 million. This growth reflects the purchase of $51.9 million of high-quality, shorter duration home equity loans and the sale of $147.4 million of 1-4 family mortgage loans during 2013.
Covered loans decreased $63.5 million, or 32.1%, from December 31, 2012, reflecting the expected decline in this portfolio.
Comparisons of Prior Years (2012, 2011, and 2010)
Total loans of $5.4 billion as of December 31, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs, loans disposed through bulk loan sales, and loans acquired in an FDIC-assisted transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The increase in commercial and industrial loans was driven by the targeted redistribution of the loan portfolio from commercial real estate into this category, significant investments in sales staff, and refocusing current staff away from remediation activities, subsequent to the bulk loan sales. Strong origination efforts primarily contributed to growth in 1-4 family mortgages, in addition to loans acquired in an FDIC-assisted transaction. A decrease in the construction portfolio was driven by efforts to reduce lending exposure to this category. The decrease in covered loans of $62.6 million, or 24.0%, from December 31, 2011 reflects the continued decline in this portfolio.
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
Acquired Loans
During the third and fourth quarters of 2014, we acquired loans in the Popular and Great Lakes transactions which contributed to overall loan growth and expanded our market footprint. For a detailed discussion of these transactions, refer to the section titled "Performance Overview" of this Item 7.

The following table summarizes loans by category as of December 31, 2014 between legacy and loans acquired in the Popular and Great Lakes transactions, compared to loans as of December 31, 2013.
Table 11
Legacy and Acquired Loan Portfolio Composition
(Dollar amounts in thousands)

	As of			As of
	December 31, 2014			December 31, 2013	Legacy %
	Legacy	Acquired	Total	Total	Change
Commercial and industrial	$2,148,858	$104,698	$2,253,556	$1,830,638	17.4
Agricultural	356,395	1,854	358,249	321,702	10.8
Commercial real estate:
Office	389,348	105,289	494,637	459,202	(15.2)
Retail	372,311	79,914	452,225	392,576	(5.2)
Industrial	486,420	45,097	531,517	501,907	(3.1)
Multi-family	367,995	196,426	564,421	332,873	10.6
Construction	196,387	7,849	204,236	186,197	5.5
Other commercial real estate	804,294	83,603	887,897	807,071	(0.3)
Total commercial real estate	2,616,755	518,178	3,134,933	2,679,826	(2.4)
Total corporate loans	5,122,008	624,730	5,746,738	4,832,166	6.0
Home equity	499,088	44,097	543,185	427,020	16.9
1-4 family mortgages	247,359	44,104	291,463	275,992	(10.4)
Installment	70,701	5,331	76,032	44,827	57.7
Total consumer loans	817,148	93,532	910,680	747,839	9.3
Total loans, excluding covered loans	5,939,156	718,262	6,657,418	5,580,005	6.4
Covered loans	79,435	—	79,435	134,355	(40.9)
Total loans	$6,018,591	$718,262	$6,736,853	$5,714,360	5.3

Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.3% of total loans, excluding covered loans, and totaled $2.6 billion at December 31, 2014, an increase of $459.5 million, or 21.3% from December 31, 2013. Loans acquired in the Popular and Great Lakes transactions during the third and fourth quarters of 2014 contributed $106.6 million of this growth. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
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
Commercial Real Estate Loans
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The properties securing the loans in our commercial real estate portfolio are diversified between owner-occupied and investor categories and represent varying types across our market footprint.

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
The following table provides commercial real estate loan detail as of December 31, 2014, 2013, and 2012.
Table 12
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
Office, retail, and industrial:
Office	$494,637	15.8	$459,202	17.1	$474,717	18.4
Retail	452,225	14.4	392,576	14.7	368,796	14.3
Industrial	531,517	17.0	501,907	18.7	489,678	19.0
Total office, retail, and industrial	1,478,379	47.2	1,353,685	50.5	1,333,191	51.7
Multi-family	564,421	18.0	332,873	12.4	285,481	11.1
Construction	204,236	6.5	186,197	7.0	186,416	7.2
Other commercial real estate:
Rental properties	123,627	3.9	112,887	4.2	121,174	4.7
Service stations and truck stops	84,108	2.7	83,237	3.1	114,521	4.4
Warehouses and storage	128,396	4.1	122,325	4.6	110,367	4.3
Hotels	46,409	1.5	62,451	2.3	74,098	2.9
Restaurants	74,490	2.4	79,809	3.0	80,430	3.1
Automobile dealers	53,221	1.7	37,504	1.4	45,121	1.8
Recreational	48,718	1.5	56,327	2.1	41,058	1.6
Religious	36,427	1.2	32,614	1.2	29,196	1.1
Multi-use properties	191,011	6.1	118,351	4.4	63,120	2.4
Other	101,490	3.2	101,566	3.8	94,036	3.7
Total other commercial real estate	887,897	28.3	807,071	30.1	773,121	30.0
Total commercial real estate	$3,134,933	100.0	$2,679,826	100.0	$2,578,209	100.0
Owner-occupied commercial real estate loans, excluding multi-family and construction loans	$959,635		$933,151		$963,375
Owner-occupied as a percent of total, excluding multi-family and construction loans	40.6%		43.2%		45.7%
Commercial real estate loans represent 47.1% of total loans, excluding covered loans, and totaled $3.1 billion at December 31, 2014, an increase of $455.1 million, or 17.0% from December 31, 2013. Overall, growth was driven by loans acquired in the Popular and Great Lakes transactions, which totaled $518.2 million at December 31, 2014.
Consumer Loans
Consumer loans represent 13.7% of total loans, excluding covered loans, and totaled $910.7 million at December 31, 2014. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2014, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 13
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2014
Commercial, industrial, and agricultural	$1,211,466	$1,176,627	$223,712	$2,611,805
Commercial real estate	753,480	2,046,340	335,113	3,134,933
Total corporate loans	$1,964,946	$3,222,967	$558,825	$5,746,738
Loans by interest rate type:
Fixed interest rates	$702,476	$1,946,905	$270,024	$2,919,405
Floating interest rates	1,262,470	1,276,062	288,801	2,827,333
Total corporate loans	$1,964,946	$3,222,967	$558,825	$5,746,738
As of December 31, 2014, the composition of our corporate loans between fixed and floating interest rates was 50.8% and 49.2%, respectively. As of December 31, 2013, the composition of our corporate loans between fixed and floating interest rates was 53.5% and 46.5%, respectively.

Non-Performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 14
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2014
Commercial and industrial	$2,253,556	$2,225,507	$4,882	$205	$269	$22,693
Agricultural	358,249	355,955	1,934	—	—	360
Commercial real estate:
Office	494,637	489,915	939	—	—	3,783
Retail	452,225	446,702	288	76	413	4,746
Industrial	531,517	525,955	979	—	173	4,410
Multi-family	564,421	561,436	1,261	83	887	754
Construction	204,236	197,255	—	—	—	6,981
Other commercial real estate	887,897	875,080	4,976	438	433	6,970
Total commercial real estate	3,134,933	3,096,343	8,443	597	1,906	27,644
Total corporate loans	5,746,738	5,677,805	15,259	802	2,175	50,697
Home equity	543,185	533,738	2,361	145	651	6,290
1-4 family mortgages	291,463	285,531	1,947	166	878	2,941
Installment	76,032	75,423	506	60	—	43
Total consumer loans	910,680	894,692	4,814	371	1,529	9,274
Total loans, excluding covered loans	6,657,418	6,572,497	20,073	1,173	3,704	59,971
Covered loans	79,435	65,682	2,565	5,002	—	6,186
Total loans	$6,736,853	$6,638,179	$22,638	$6,175	$3,704	$66,157
As of December 31, 2013
Commercial and industrial	$1,830,638	$1,805,516	$6,424	$393	$6,538	$11,767
Agricultural	321,702	321,123	60	—	—	519
Commercial real estate:
Office	459,202	455,547	1,200	731	—	1,724
Retail	392,576	385,234	939	272	624	5,507
Industrial	501,907	481,766	337	312	9,647	9,845
Multi-family	332,873	329,669	318	—	1,038	1,848
Construction	186,197	179,877	23	—	—	6,297
Other commercial real estate	807,071	789,517	4,817	258	4,326	8,153
Total commercial real estate	2,679,826	2,621,610	7,634	1,573	15,635	33,374
Total corporate loans	4,832,166	4,748,249	14,118	1,966	22,173	45,660
Home equity	427,020	413,912	4,355	1,102	787	6,864
1-4 family mortgages	275,992	267,497	1,939	548	810	5,198
Installment	44,827	42,329	330	92	—	2,076
Total consumer loans	747,839	723,738	6,624	1,742	1,597	14,138
Total loans, excluding covered loans	5,580,005	5,471,987	20,742	3,708	23,770	59,798
Covered loans	134,355	93,100	2,232	18,081	—	20,942
Total loans	$5,714,360	$5,565,087	$22,974	$21,789	$23,770	$80,740

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 15
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Non-performing assets, excluding acquired and covered loans and covered OREO (1)
Non-accrual loans	$58,853	$59,798	$84,534	$187,325	$211,782
90 days or more past due loans	771	3,708	8,689	9,227	4,244
Total non-performing loans	59,624	63,506	93,223	196,552	216,026
Accruing TDRs	3,704	23,770	6,867	17,864	22,371
OREO	25,779	32,473	39,953	33,975	31,069
Total non-performing assets	$89,107	$119,749	$140,043	$248,391	$269,466
30-89 days past due loans	$13,473	$20,742	$22,666	$27,495	$23,646
Non-accrual loans to total loans	0.99%	1.07%	1.63%	3.68%	4.15%
Non-performing loans to total loans	1.00%	1.14%	1.80%	3.86%	4.24%
Non-performing assets to loans plus OREO	1.49%	2.13%	2.68%	4.85%	5.25%
Non-performing acquired loans and OREO (1)
Non-accrual loans	$1,118	$—	$—	$—	$—
90 days or more past due loans	402	—	—	—	—
Total non-performing loans	1,520	—	—	—	—
OREO	1,119	—	—	—	—
Total non-performing assets	$2,639	$—	$—	$—	$—
30-89 days past due loans	$6,600	$—	$—	$—	$—
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$6,186	$20,942	$14,182	$19,879	$—
90 days or more past due loans	5,002	18,081	31,447	43,347	84,350
Total non-performing loans	11,188	39,023	45,629	63,226	84,350
OREO	8,068	8,863	13,123	23,455	22,370
Total non-performing assets	$19,256	$47,886	$58,752	$86,681	$106,720
30-89 days past due loans	$2,565	$2,232	$6,514	$4,232	$18,445
Total non-performing assets
Non-accrual loans	$66,157	$80,740	$98,716	$207,204	$211,782
90 days or more past due loans	6,175	21,789	40,136	52,574	88,594
Total non-performing loans	72,332	102,529	138,852	259,778	300,376
Accruing TDRs	3,704	23,770	6,867	17,864	22,371
OREO	34,966	41,336	53,076	57,430	53,439
Total non-performing assets	$111,002	$167,635	$198,795	$335,072	$376,186
30-89 days past due loans	$22,638	$22,974	$29,180	$31,727	$42,091
Non-accrual loans to total loans	0.98%	1.41%	1.83%	3.87%	3.87%
Non-performing loans to total loans	1.07%	1.79%	2.58%	4.86%	5.49%
Non-performing assets to loans plus OREO	1.64%	2.91%	3.65%	6.20%	6.81%
Interest income not recognized in the financial statements related to non-accrual loans for 2014					$3,057

(1)
Due to the impact of business combination accounting and protection provided by the FDIC Agreements, acquired loans and covered loans and covered OREO are separated in this table and excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of acquired and covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Non-performing Assets
As of December 31, 2014, non-performing assets, excluding acquired and covered loans and covered OREO, decreased by $30.6 million, or 25.6%, from December 31, 2013. This decrease was driven primarily by the return of three TDRs totaling $20.7 million to performing status, sales of OREO properties, and a decline in 90 days or more past due loans. Non-performing assets, excluding acquired and covered loans and covered OREO, represented 1.49% of total loans plus OREO as of December 31, 2014 compared to 2.13% as of December 31, 2013 and 2.68% as of December 31, 2012. The continued improvement in non-performing assets and the related credit metrics reflects management's ongoing commitment to credit remediation.
Non-performing assets, excluding covered loans and covered OREO, declined 14.5% from December 31, 2012 to December 31, 2013. Improvement in non-performing assets and related credit metrics resulted primarily from management's focus on credit remediation.
The significant decrease in non-performing assets, excluding covered loans and covered OREO, from December 31, 2011 to December 31, 2012 was due mainly to a decline in non-accrual loans, which reflects the aggressive remediation actions taken by management during 2012, including the bulk loan sales.
Non-accrual Loans
Non-accrual loans, excluding covered loans, declined to $58.9 million as of December 31, 2014 from $59.8 million as of December 31, 2013.
The reclassification of two corporate loan relationships totaling $19.3 million from non-accrual to accruing TDR status drove the decline in non-accrual loans from December 31, 2012 to December 31, 2013.
The decrease in non-accrual loans from December 31, 2011 to December 31, 2012 resulted from the bulk loan sales, payments, charge-offs, and transfers to OREO, which more than offset the amount of loans downgraded from performing to non-accrual status during 2012.

TDRs
Loan modifications may be performed at the request of the individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructures remain classified as TDRs for the remaining terms of the loans. A discussion of our accounting policies for TDRs can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 16
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2014		2013		2012
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	7	$19,068	10	$8,659	6	$3,064
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office	—	—	—	—	—	—
Retail	1	413	2	624	—	—
Industrial	1	173	3	9,647	2	2,407
Multi-family	5	1,119	5	1,291	1	150
Construction	—	—	—	—	—	—
Other commercial real estate	5	616	7	4,617	7	9,855
Total commercial real estate loans	12	2,321	17	16,179	10	12,412
Total corporate loans	19	21,389	27	24,838	16	15,476
Home equity	17	1,157	18	1,299	7	274
1-4 family mortgages	10	1,062	14	1,716	16	2,041
Installment	—	—	—	—	—	—
Total consumer loans	27	2,219	32	3,015	23	2,315
Total TDRs	46	$23,608	59	$27,853	39	$17,791
Accruing TDRs	29	$3,704	39	$23,770	19	$6,867
Non-accrual TDRs	17	19,904	20	4,083	20	10,924
Total TDRs	46	$23,608	59	$27,853	39	$17,791
Year-to-date charge-offs on TDRs		$8,457		$1,880		$10,003
Specific reserves related to TDRs		1,765		1,952		2,794
At December 31, 2014, TDRs totaled $23.6 million, decreasing $4.2 million, or 15.2%, from December 31, 2013. The December 31, 2014 total includes $3.7 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
Accruing TDRs decreased $20.1 million from December 31, 2013 due primarily to the return of three TDRs totaling $20.7 million to performing status during 2014 after sustained payment performance in accordance with their modified terms, which represent market rates at the time of restructuring.
At December 31, 2014, non-accrual TDRs totaled $19.9 million compared to $4.1 million at December 31, 2013. The increase was due to the restructure of one non-accrual credit totaling $15.5 million, net of related charge-offs, during 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's potential operating or financial difficulties.
Table 17
Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2014			December 31, 2013
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$84,615	$30,809	$115,424	$23,679	$14,135	$37,814
Agricultural	294	—	294	344	—	344
Commercial real estate:
Office, retail, and industrial	38,718	32,251	70,969	27,871	23,538	51,409
Multi-family	5,951	3,774	9,725	2,794	499	3,293
Construction	5,776	12,487	18,263	8,309	17,642	25,951
Other commercial real estate	32,225	19,407	51,632	14,567	22,576	37,143
Total commercial real estate	82,670	67,919	150,589	53,541	64,255	117,796
Total performing potential problem loans	167,579	98,728	266,307	77,564	78,390	155,954
Less: acquired performing potential problem loans (4)	10,024	29,751	39,775	—	—	—
Total performing potential problem loans, excluding acquired loans (4)	$157,555	$68,977	$226,532	$77,564	$78,390	$155,954
Performing potential problem loans to corporate loans	2.92%	1.72%	4.63%	1.61%	1.62%	3.23%
Performing potential problem loans to corporate loans, excluding acquired loans (4)	3.08%	1.35%	4.42%	1.61%	1.62%	3.23%

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

(3)	Total performing potential problem loans excludes $1.8 million of accruing TDRs as of December 31, 2014 and $2.8 million of accruing TDRs as of December 31, 2013.

(4)
Due to the impact of business combination accounting, acquired performing potential problem loans are separated in this table and excluded from these metrics to provide for improved comparability to prior periods and better perspective into trends. For a discussion of acquired loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Performing potential problem loans totaled $266.3 million as of December 31, 2014, compared to $156.0 million as of December 31, 2013. The increase was impacted by the Popular and Great Lakes acquisitions, which added $39.8 million of performing potential problem loans as of December 31, 2014. Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition.

Performing potential problem loans, excluding acquired loans, were 4.42% of corporate loans at December 31, 2014 compared to 3.23% at December 31, 2013. This level reflects a greater proportion of loans classified as special mention compared to December 31, 2013. Special mention loans, excluding acquired loans, increased by $80.0 million from December 31, 2013, driven primarily by the downgrade of five corporate loan relationships totaling $66.3 million for which management has specific monitoring plans.

Loan Sales
The following table summarizes loan sales for the three years ended December 31, 2014.
Table 18
Loan Sales
(Dollar amounts in thousands)

	Proceeds	Book Value	Charge-offs (1)	Net Gains (2)
Loan sales in 2014 by class:
Commercial and industrial	$650	$650	$—	$—
Office, retail, and industrial	17,100	20,550	(3,450)	—
1-4 family mortgages	148,680	144,909	—	3,771
Total loan sales in 2014	$166,430	$166,109	$(3,450)	$3,771
Loan sales in 2013 by class:
Commercial and industrial	$469	$1,044	$(575)	$—
Office, retail, and industrial	806	1,791	(985)	—
1-4 family mortgages	152,130	147,413	—	4,717
Total loan sales in 2013	$153,405	$150,248	$(1,560)	$4,717
Loan sales in 2012 by class:
Commercial and industrial	$19,705	$47,225	$(22,508)	$(5,012)
Agricultural	3,605	8,720	(4,356)	(759)
Commercial real estate:
Office, retail, and industrial	35,488	49,345	(23,696)	9,839
Multi-family	3,151	4,043	(1,859)	967
Construction	9,074	18,274	(7,540)	(1,660)
Other commercial real estate	26,664	46,838	(21,825)	1,651
Total commercial real estate	74,377	118,500	(54,920)	10,797
Home equity	829	1,561	(773)	41
1-4 family mortgages	52,749	50,484	(90)	2,355
Total consumer loans	53,578	52,045	(863)	2,396
Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

(1)	Amount represents charge-offs to the allowance for loan and covered loan losses at the time the loans were identified for sale.

(2)
The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.

We recognized gains of $3.8 million on the sale of $144.9 million of 1-4 family mortgage loans during the year ended December 31, 2014. Additionally, we sold $21.2 million of other non-performing loans and recorded charge-offs of $3.5 million.
During the year ended December 31, 2013, we sold $147.4 million of 1-4 family mortgage loans at gains of $4.7 million and we sold $2.8 million of other non-performing loans and recorded charge-offs of $1.6 million.
During 2012, we identified certain non-performing and performing potential problem loans for accelerated disposition through multiple bulk loan sales and recorded charge-offs of $80.3 million. The bulk loan sales of $172.5 million in original carrying value resulted in proceeds of $94.5 million and a gain of $5.2 million. In addition to the bulk loan sales, we sold $50.3 million of mortgage loans, resulting in gains of $2.3 million.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $26.9 million at December 31, 2014, a $5.6 million decrease from December 31, 2013. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 19
OREO Properties by Type
(Dollar amounts in thousands)

	As of December 31,
	2014	2013	2012
Single-family homes	$2,433	$2,257	$2,054
Land parcels:
Raw land	1,917	4,037	3,244
Farm land	923	—	207
Commercial lots	9,295	11,649	12,355
Single-family lots	1,279	3,101	4,970
Total land parcels	13,414	18,787	20,776
Multi-family units	758	346	796
Commercial properties	10,293	11,083	16,327
Total OREO, excluding covered OREO	26,898	32,473	39,953
Covered OREO	8,068	8,863	13,123
Total OREO	$34,966	$41,336	$53,076
OREO Activity
A rollforward of OREO balances for the year ended December 31, 2014 and 2013 is presented in the following table.

Table 20
OREO Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2014			2013
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$32,473	$8,863	$41,336	$39,953	$13,123	$53,076
Transfers from loans	8,145	9,934	18,079	11,545	6,420	17,965
Acquired	1,244	—	1,244	—	—	—
Proceeds from sales	(11,513)	(10,855)	(22,368)	(15,274)	(10,523)	(25,797)
Gains (losses) on sales of OREO	1,051	186	1,237	(1,531)	30	(1,501)
OREO valuation adjustments	(4,502)	(60)	(4,562)	(2,220)	(187)	(2,407)
Ending Balance	$26,898	$8,068	$34,966	$32,473	$8,863	$41,336

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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2014.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
An allowance for credit losses is established on legacy loans, which consist of loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 1 and Note 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to the legacy, covered, and acquired components of the allowance for credit losses and the remaining acquisition adjustment associated with acquired loans for the year ended December 31, 2014.

Table 21
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Legacy and Covered Loans	Acquired Loans	Total
Year ended December 31, 2014
Beginning balance	$87,121	$—	$87,121
Net charge-offs	(31,979)	—	(31,979)
Provision for loan and covered loan losses and other expense	19,368	—	19,368
Ending balance	$74,510	$—	$74,510
Total loans	$6,018,591	$718,262	$6,736,853
Remaining acquisition adjustment	N/A	24,737	24,737
Allowance for credit losses as a percent of total loans	1.24%	N/A	1.11%
Remaining acquisition adjustment as a percent of acquired loans	N/A	3.44%	N/A

N/A - Not applicable.
Excluding acquired loans, the total allowance for credit losses to total loans is 1.24%. Accretion of the loan acquisition adjustment into interest income totaled $1.8 million during the year ended December 31, 2014, resulting in a remaining acquisition adjustment as a percent of acquired loans of 3.44%.

Table 22
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years ended December 31,
	2014	2013	2012	2011	2010
Change in allowance for credit losses
Beginning balance	$87,121	$102,812	$121,962	$145,072	$144,808
Loan charge-offs:
Commercial, industrial, and agricultural	17,424	12,094	64,668	32,750	37,130
Office, retail, and industrial	7,345	4,744	34,968	8,193	10,322
Multi-family	943	1,029	3,361	14,584	2,788
Construction	1,052	1,916	27,811	20,211	63,967
Other commercial real estate	4,834	4,784	36,474	15,396	28,869
Consumer	7,574	9,414	10,910	10,531	10,640
Total loan charge-offs	39,172	33,981	178,192	101,665	153,716
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	3,800	3,797	3,393	3,493	5,227
Office, retail, and industrial	497	228	577	79	612
Multi-family	87	584	275	410	363
Construction	166	1,032	451	2,964	770
Other commercial real estate	1,727	1,646	125	508	494
Consumer	729	1,071	784	430	740
Total recoveries of loan charge-offs	7,006	8,358	5,605	7,884	8,206
Net loan charge-offs, excluding covered loan charge-offs	32,166	25,623	172,587	93,781	145,510
Net covered loan (recoveries) charge-offs	(187)	4,575	4,615	9,911	1,575
Net loan and covered loan charge-offs	31,979	30,198	177,202	103,692	147,085
Provision for loan and covered loan losses:
Provision for loan losses	24,688	11,185	142,364	69,682	145,774
Provision for covered loan losses	(3,643)	5,222	24,945	51,267	27,009
Less: expected reimbursement from the FDIC	(1,877)	(150)	(9,257)	(40,367)	(25,434)
Net provision for covered loan losses	(5,520)	5,072	15,688	10,900	1,575
Total provision for loan and covered loan losses	19,168	16,257	158,052	80,582	147,349
Increase (reduction) in reserve for unfunded commitments (1)	200	(1,750)	—	—	—
Total provision for loan and covered loan losses and other expense	19,368	14,507	158,052	80,582	147,349
Ending balance	$74,510	$87,121	$102,812	$121,962	$145,072

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Years ended December 31,
	2014	2013	2012	2011	2010
Allowance for credit losses
Allowance for loan losses	$65,468	$72,946	$87,384	$118,473	$142,572
Allowance for covered loan losses	7,226	12,559	12,062	989	—
Total allowance for loan and covered loan losses	72,694	85,505	99,446	119,462	142,572
Reserve for unfunded commitments	1,816	1,616	3,366	2,500	2,500
Total allowance for credit losses	$74,510	$87,121	$102,812	$121,962	$145,072
Amounts and ratios, excluding acquired loans, including covered loans (1)
Average loans	$5,882,859	$5,475,110	$5,435,670	$5,421,943	$5,440,752
Net loan charge-offs to average loans	0.54%	0.55%	3.26%	1.91%	2.70%
Allowance for credit losses at end of period as a percent of:
Total loans	1.24%	1.52%	1.91%	2.28%	2.65%
Non-accrual loans	114.56%	107.90%	104.15%	58.86%	68.50%
Non-performing loans	105.22%	84.97%	74.00%	46.95%	48.30%

(1)
Due to the impact of business combination accounting, acquired loans are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $74.5 million as of December 31, 2014, a decline of $12.6 million from December 31, 2013. The allowance for credit losses represented 1.24% of total loans, excluding acquired loans, including covered loans, at December 31, 2014 compared to 1.52% at December 31, 2013.
The provision for loan and covered loan losses was $19.2 million for 2014 compared to $16.3 million for 2013 and $158.1 million for 2012. The provision for loan and covered loan losses was elevated for the year ended December 31, 2012 due primarily to additional provision of $62.3 million recorded as a result of selling $172.5 million of non-performing and performing potential problem loans and recording charge-offs of $80.3 million.
Excluding acquired loans, including covered loans, net loan charge-offs to average loans declined from 3.26% for 2012, to 0.55% for 2013, and to 0.54% for 2014. The significant improvement since 2012 reflects management's continued efforts to remediate problem credits, which includes the bulk loan sales completed in 2012.
Covered loan charge-offs reflect the decline, and recoveries reflect the increase, in expected future cash flows of certain acquired loans. Management re-estimates expected future cash flows periodically, and the present value of any decreases in expected future cash flows from the FDIC is recorded as either a charge-off in that period or an allowance for covered loan losses is established. Any increases in expected future cash flows are recorded through prospective yield adjustments over the remaining lives of the specific loans.

Allocation of the Allowance for Credit Losses
Table 23
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2014	% of Total Loans (1)	2013	% of Total Loans (1)	2012	% of Total Loans (1)	2011	% of Total Loans (1)	2010	% of Total Loans (1)
Commercial, industrial, and agricultural	$29,458	39.3	$30,381	38.6	$36,761	36.7	$46,017	33.5	$49,545	33.2
Commercial real estate:
Office, retail, and industrial	10,992	22.2	10,405	24.2	11,432	25.6	16,012	25.5	20,758	23.6
Multi-family	2,249	8.4	2,017	6.0	3,575	5.5	5,067	5.7	3,996	6.9
Construction	2,769	3.1	6,712	3.3	10,241	3.6	17,935	4.9	32,624	6.6
Other commercial real estate	8,841	13.3	11,187	14.5	14,699	14.9	21,099	17.4	25,178	16.8
Total commercial real estate	24,851	47.0	30,321	48.0	39,947	49.6	60,113	53.5	82,556	53.9
Consumer	12,975	13.7	13,860	13.4	14,042	13.7	14,843	13.0	12,971	12.9
Total, excluding allowance for covered loan losses	67,284	100.0	74,562	100.0	90,750	100.0	120,973	100.0	145,072	100.0
Covered loans	7,226		12,559		12,062		989		—
Total allowance for credit losses	$74,510		$87,121		$102,812		$121,962		$145,072

(1) Percentages represent total loans in each category to total loans, excluding covered loans.

The allowance for credit losses declined by 14.5% from $87.1 million as of December 31, 2013 to $74.5 million as of December 31, 2014, reflecting reductions across most categories. This decrease in the allowance for credit losses reflects the continued improvement in our non-performing loan levels and the related credit metrics, resulting from management's ongoing credit remediation focus. In addition, a decrease in the allowance for covered loans losses contributed to the variance, consistent with the wind-down of the covered loan portfolio.
The reduction in the allowance for credit losses of 15.3% from December 31, 2012 to December 31, 2013 reflects the significant improvement in non-performing loans, performing potential problem loans, and credit metrics driven by management’s focus on credit remediation.
During 2012, declines in non-accrual and performing potential problem loans from accelerated credit remediation actions, including the impact of the bulk loan sales, resulted in improved credit metrics and a decline in our estimate of credit losses inherent in the loan portfolio. The allowance for covered loan losses increased $11.1 million from 2011 to reflect the difference between the carrying value and the discounted present value of the expected future cash flows of the covered impaired loans.

INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2014, the CSV of BOLI assets totaled $206.5 million, which includes $10.4 million acquired in the Great Lakes transaction.
As of December 31, 2014, 35.5% of our total BOLI portfolio is invested in general account life insurance distributed among eleven insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 64.5% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.
For the year ended December 31, 2014, we had BOLI income of $2.9 million compared to a prior year BOLI loss of $11.8 million. During 2013, we voluntarily modified approximately $100 million of certain lower-yielding BOLI policies, which resulted in a $13.3 million write-down of the CSV. This action gave us the flexibility to reinvest these assets in longer duration securities at higher yields to enhance future BOLI income.
GOODWILL
The carrying amount of goodwill was $310.6 million at December 31, 2014 and $264.1 million at December 31, 2013. Goodwill increased by $46.5 million from December 31, 2013 as a result of the Popular, Great Lakes, and National Machine Tool acquisitions completed during the third and fourth quarters of 2014. For additional detail regarding the goodwill impact for each acquisition, see Note 9 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2014, we performed our annual impairment test of goodwill at October 1, 2014 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired at December 31, 2014.
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
Table 24
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2014	2013	2012	2014-2013	2013-2012
Net deferred tax assets	$91,685	$107,624	$133,605	(14.8)	(19.4)
Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income and loss during the current and prior two years, actual performance compared to budget, trends in non-performing assets and performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is required as of December 31, 2014.
Deferred tax assets decreased in 2014 compared to 2013, resulting primarily from the utilization of federal and state net operating losses.

The decrease in deferred tax assets in 2013 was attributed to utilization of federal net operating losses, which was partially offset by an increase in alternative minimum tax credit carryforwards.
FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2014, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $54.0 million for the year ended December 31, 2014. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $47.6 million in junior subordinated debentures, $38.5 million in subordinated notes, $114.8 million in senior notes, and cash and interest-bearing deposits of $43.5 million at December 31, 2014. At the end of 2014, the Parent Company had a $35.0 million short-term, unsecured revolving line of credit with a correspondent bank that we allowed to expire on January 20, 2015. As of December 31, 2014, no amount was outstanding. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2014 are summarized in Notes 10 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.
Table 25
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2014	% of Total	2013	% of Total	2012	% of Total	2014-2013	2013-2012
Demand deposits	$2,137,778	28.3	$1,889,247	26.2	$1,762,968	25.0	13.2	7.2
Savings deposits	1,222,292	16.2	1,126,561	15.6	1,038,379	14.7	8.5	8.5
NOW accounts	1,243,186	16.5	1,170,928	16.2	1,090,446	15.4	6.2	7.4
Money market accounts	1,392,367	18.5	1,306,625	18.1	1,216,173	17.2	6.6	7.4
Core deposits	5,995,623	79.5	5,493,361	76.1	5,107,966	72.3	9.1	7.5
Time deposits	1,195,796	15.8	1,286,700	17.8	1,502,230	21.3	(7.1)	(14.3)
Brokered deposits	16,086	0.2	20,188	0.3	26,776	0.4	(20.3)	(24.6)
Total time deposits	1,211,882	16.0	1,306,888	18.1	1,529,006	21.7	(7.3)	(14.5)
Total deposits	7,207,505	95.5	6,800,249	94.2	6,636,972	94.0	6.0	2.5
Securities sold under agreements to repurchase	106,072	1.4	90,891	1.3	79,924	1.1	16.7	13.7
Federal funds purchased	82	—	5	—	—	—	N/M	100.0
FHLB advances	43,405	0.6	114,565	1.6	113,719	1.6	(62.1)	0.7
Total borrowed funds	149,559	2.0	205,461	2.9	193,643	2.7	(27.2)	6.1
Senior and subordinated debt	191,776	2.5	212,896	2.9	231,273	3.3	(9.9)	(7.9)
Total funding sources	$7,548,840	100.0	$7,218,606	100.0	$7,061,888	100.0	4.6	2.2
N/M – Not meaningful.

Average Funding Sources
Total average funding sources of $7.5 billion for 2014 increased $330.2 million from 2013, due primarily to deposits assumed in the Popular and Great Lakes acquisitions, further strengthening our core deposit base. Growth in average demand deposits of $248.5 million, or 13.2%, from December 31, 2013, led the rise in average core deposits and more than offset the reduction in higher-costing time deposits, borrowed funds, and senior and subordinated debt.
For 2013, the $156.7 million increase in average funding sources from 2012 resulted mainly from a rise in core deposits, which more than offset a reduction in higher-costing time deposits.
Time Deposits
Table 26
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

Total
Three months or less	$80,613
Greater than three months to six months	81,415
Greater than six months to twelve months	109,789
Greater than twelve months	140,300
Total	$412,117
Borrowed Funds
A discussion of borrowed funds is presented in the next table.
Table 27
Borrowed Funds
(Dollar amounts in thousands)

	2014		2013		2012
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$137,994	0.03	$109,792	0.03	$71,403	0.02
Federal funds purchased	—	—	—	—	—	—
FHLB advances	—	—	114,550	1.34	114,581	1.72
Total borrowed funds	$137,994	0.03	$224,342	0.70	$185,984	1.06
Average for the year-to-date period:
Securities sold under agreements to repurchase	$106,072	0.04	$90,891	0.03	$79,924	0.02
Federal funds purchased	82	—	5	—	—	—
FHLB advances	43,405	1.23	114,565	1.38	113,719	1.76
Total borrowed funds	$149,559	0.38	$205,461	0.78	$193,643	1.04
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$149,067		$110,797		$103,591
Federal funds purchased	25,000		2,000		—
FHLB advances	114,550		114,581		114,593
Average borrowed funds totaled $149.6 million for 2014, decreasing $55.9 million, or 27.2%, from 2013 due to the prepayment of $114.6 million of FHLB advances with a weighted-average rate of 1.33% during the second quarter of 2014. This decline was partially offset by higher levels of securities sold under agreements to repurchase.

We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
Senior and Subordinated Debt
Average senior and subordinated debt decreased $21.1 million, or 9.9%, from 2013 to 2014. This decline resulted from the full-year impact of the repurchase and retirement of $24.0 million of junior subordinated debentures during the fourth quarter of 2013. The addition of $14.4 million of junior subordinated debentures acquired in the Great Lakes transaction during the fourth quarter of 2014 partially offset the decrease. See Note 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
The $18.4 million decline in average senior and subordinated debt from 2012 to 2013 reflects the full-year impact of the repurchase and retirement of $4.3 million of junior subordinated debentures and $12.0 million of subordinated notes during the fourth quarter of 2012.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2014. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 28
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	10	$6,616,200	$—	$—	$—	$6,616,200
Time deposits	10	865,149	300,557	105,584	268	1,271,558
Borrowed funds	11	137,994	—	—	—	137,994
Subordinated debt	12	—	153,263	—	47,606	200,869
Operating leases	8	5,071	9,289	5,955	13,031	33,346
Pension liability	16	5,298	10,283	8,409	17,518	41,508
Uncertain tax positions liability	15	N/M	N/M	N/M	N/M	912
Commitments to extend credit	21	N/M	N/M	N/M	N/M	1,982,595
Letters of credit	21	N/M	N/M	N/M	N/M	110,639
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2014 and 2013. See the "Supervision and Regulation" section included in Item 1, "Business," of this Form 10-K for information on our minimum capital requirements.

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
Table 29
Capital Measurements
(Dollar amounts in thousands)

	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums at December 31, 2014
	2014	2013
Bank regulatory capital ratios:
Total capital to risk-weighted assets	12.30%	13.86%	10.00%	23%	$174,282
Tier 1 capital to risk-weighted assets	11.32%	12.61%	6.00%	89%	$402,834
Tier 1 leverage to average assets	9.76%	10.24%	5.00%	95%	$418,334
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	11.23%	12.39%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.19%	10.91%	N/A	N/A	N/A
Tier 1 leverage to average assets	9.03%	9.18%	N/A	N/A	N/A
Company tier 1 common capital to risk-weighted assets (1)(2)	9.54%	10.37%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholder's equity	$1,100,775	$1,001,442
Goodwill and other intangible assets	(334,199)	(276,366)
Tangible common equity	766,576	725,076
Accumulated other comprehensive loss	15,855	26,792
Tangible common equity, excluding accumulated other comprehensive loss	$782,431	$751,868
Total assets	$9,445,139	$8,253,407
Goodwill and other intangible assets	(334,199)	(276,366)
Tangible assets	$9,110,940	$7,977,041
Risk-weighted assets	$7,879,366	$6,794,666
Company tangible common equity ratios (1)(3):
Tangible common equity to tangible assets	8.41%	9.09%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.59%	9.43%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.73%	10.67%	N/A	N/A	N/A
N/A - Not applicable.

(1)	Ratio is not subject to formal Federal Reserve regulatory guidance.

(2)	Excludes the impact of trust-preferred securities.

(3)
Tangible common equity represents common stockholders’ equity less goodwill and identifiable intangible assets. In management’s view, Tier 1 common capital and TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with competitors.

The decline in regulatory capital ratios from December 31, 2013 resulted from the addition of risk-weighted and average assets, including goodwill and other intangible assets, related to the Popular and Great Lakes acquisitions. These declines were partially offset by strong earnings, the $38.3 million of common stock issued as consideration for the Great Lakes acquisition, and an increase in allowable deferred tax assets. The Bank's regulatory ratios exceeded all regulatory mandated ratios for characterization as "well-capitalized" as of December 31, 2014.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2014 and 2013 for the Company and the Bank, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Basel III Capital Rules
In July of 2013, the Company's and the Bank's primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" of this Form 10-K.
Management believes that as of December 31, 2014 the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Stock Repurchase Programs
Shares repurchased are held as treasury stock and are available for issuance in connection with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 165,104 treasury shares in 2014 and 125,901 treasury shares in 2013 to fund these plans.
Dividends
The Board declared quarterly cash dividends of $0.01 per common share from 2012 through the first quarter of 2013. The Company increased the dividend to $0.04 per common share during the second quarter of 2013, $0.07 per common share during the fourth quarter of 2013, and approved another increase in the second quarter of 2014 to $0.08 per common share.

QUARTERLY EARNINGS
Table 30
Quarterly Earnings Performance (1)
(Dollar amounts in thousands, except per share data)

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$81,309	$76,862	$72,003	$69,690	$72,120	$72,329	$71,753	$71,045
Interest expense	(5,490)	(5,831)	(5,696)	(5,995)	(6,432)	(6,663)	(6,823)	(7,197)
Net interest income	75,819	71,031	66,307	63,695	65,688	65,666	64,930	63,848
Provision for loan and covered loan losses	(1,659)	(10,727)	(5,341)	(1,441)	—	(4,770)	(5,813)	(5,674)
Fee-based revenues	29,364	29,660	27,008	25,049	26,712	27,804	26,008	25,758
Net securities gains (losses)	(63)	2,570	4,517	1,073	147	33,801	216	—
Other noninterest income	1,767	4,877	(332)	1,128	920	(3,517)	1,217	1,817
Noninterest expense	(84,828)	(70,313)	(65,017)	(63,668)	(64,794)	(64,702)	(62,427)	(64,814)
Income before income tax expense	20,400	27,098	27,142	25,836	28,673	54,282	24,131	20,935
Income tax expense	(5,807)	(8,549)	(8,642)	(8,172)	(9,508)	(24,959)	(7,955)	(6,293)
Net income	$14,593	$18,549	$18,500	$17,664	$19,165	$29,323	$16,176	$14,642
Basic earnings per common share	$0.19	$0.25	$0.25	$0.24	$0.26	$0.39	$0.22	$0.20
Diluted earnings per common share	$0.19	$0.25	$0.25	$0.24	$0.26	$0.39	$0.22	$0.20
Dividends declared per common share	$0.08	$0.08	$0.08	$0.07	$0.07	$0.04	$0.04	$0.01
Return on average common equity	5.35%	6.91%	7.08%	6.97%	7.53%	11.66%	6.66%	6.17%
Return on average assets	0.63%	0.84%	0.88%	0.86%	0.91%	1.38%	0.79%	0.74%
Net interest margin – tax-equivalent	3.76%	3.72%	3.65%	3.61%	3.62%	3.63%	3.70%	3.77%

(1)	All ratios are presented on an annualized basis.
Net income for the fourth, third, and second quarters of 2014 was impacted by acquisition and integration related expenses totaling $9.3 million, $3.7 million, and $830,000, respectively. Excluding acquisition and integration related expenses, earnings per share was $0.27 for the fourth quarter of 2014 and $0.28 for the third quarter of 2014. In addition, recurring costs associated with operating the newly acquired Popular, National Machine Tool, and Great Lakes locations of approximately $3.5 million and $2.0 million for the fourth and third quarters of 2014 impacted net income. The conversion and integration of these transactions was substantially complete as of December 31, 2014, with certain remaining efficiencies to be implemented in the first half of 2015.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material affect the amounts reported in the financial statements.
The most significant of our accounting policies and estimates are presented in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Along with the disclosures presented in the other financial statement notes and in this discussion, these policies provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates, assumptions, and judgments management determined that our accounting estimates for the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets are considered to be our critical accounting estimates.

Allowance for Credit Losses
The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, actual loss experience, and consideration of current economic trends and conditions, and other factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan and covered loan losses. For a full discussion of our methodology for determining the allowance for credit losses, see Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Valuation of Securities
The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. In the absence of quoted prices or where a market for the security does not exist, management judgment and estimation is used, which may include modeling-based techniques. The use of different judgments and estimates to determine the fair value of securities could result in a different fair value estimate.
On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, management considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities; intent to hold the security until its value recovers; and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities gains (losses), but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. The determination of OTTI is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion on securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
We assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management makes judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods.
Management also makes certain interpretations of federal and state income tax laws for which the outcome of the tax position may not be certain. Uncertain tax positions are periodically evaluated and we may establish tax reserves for benefits that may not be realized. For additional discussion of income taxes, see Notes 1 and 15 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. This method requires that all identifiable assets acquired and liabilities assumed in the transaction, both intangible and tangible, be recorded at their estimated fair value upon acquisition. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized, instead, we assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired.
Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The determination of the useful lives over which an intangible asset will be amortized is subjective. Intangible assets are also reviewed at least annually for impairment to determine whether there were any events or circumstances that indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows. For additional discussion of goodwill and other intangible assets, see Notes 1 and 9 of "Notes to the Consolidated financial Statements" in Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures in this item are qualified by Item 1A. Risk Factors and the section captioned "Cautionary Statement Regarding Forward-Looking Statements" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and other cautionary statements set forth elsewhere in this report.
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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of December 31, 2014 and 2013, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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

Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank’s current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2014. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 67% of the total compared to 33% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans in the money with interest rate floors was $644.6 million, or 25%, of the floating rate loan portfolio as of December 31, 2014. On the liability side of the balance sheet, 84% of deposits are demand deposits and interest-bearing transactional deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.
Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
December 31, 2014:
Dollar change	$42,922	$27,471	$12,707	$(12,748)
Percent change	14.3%	9.2%	4.2%	(4.3)%
December 31, 2013:
Dollar change	$45,209	$28,307	$11,925	$(11,791)
Percent change	17.3%	10.8%	4.6%	(4.5)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rate changes is reflected as both dollar and percent changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2014 would increase net interest income $27.5 million, or 9.2%, over the next twelve months compared to no change in interest rates. This same measure was $28.3 million, or 10.8%, as of December 31, 2013.
In rising interest rate scenarios, interest rate risk volatility was less positive at December 31, 2014 compared to December 31, 2013. During 2014, growth in floating rate loans were funded by the rise in core deposits, which are less rate sensitive. Overall, this increase in rate sensitive assets was offset by the prepayment of $114.6 million of FHLB advances at fixed rates and the hedging of $325.0 million of certain corporate variable rate loans using interest rate swaps through which we receive fixed amounts and pay variable amounts. The rise in fixed rate loans, driven primarily by acquisition activity, was offset by the reduction in securities as cash flows from maturities, calls, and prepayments were not reinvested in the portfolio. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant decrease in interest rates is minimal.

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

/s/ MICHAEL L. SCUDDER	/s/ PAUL F. CLEMENS
Michael L. Scudder	Paul F. Clemens
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2015

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2014	2013
Assets
Cash and due from banks	$117,315	$110,417
Interest-bearing deposits in other banks	488,947	476,824
Trading securities, at fair value	17,460	17,317
Securities available-for-sale, at fair value	1,187,009	1,112,725
Securities held-to-maturity, at amortized cost (fair value 2014 – $27,670; 2013 – $43,387)	26,555	44,322
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	37,558	35,161
Loans, excluding covered loans	6,657,418	5,580,005
Covered loans	79,435	134,355
Allowance for loan and covered loan losses	(72,694)	(85,505)
Net loans	6,664,159	5,628,855
Other real estate owned ("OREO"), excluding covered OREO	26,898	32,473
Covered OREO	8,068	8,863
Federal Deposit Insurance Corporation ("FDIC") indemnification asset	8,452	16,585
Premises, furniture, and equipment, net	131,109	120,204
Investment in bank-owned life insurance ("BOLI")	206,498	193,167
Goodwill and other intangible assets	334,199	276,366
Accrued interest receivable and other assets	190,912	180,128
Total assets	$9,445,139	$8,253,407
Liabilities
Noninterest-bearing deposits	$2,301,757	$1,911,602
Interest-bearing deposits	5,586,001	4,854,499
Total deposits	7,887,758	6,766,101
Borrowed funds	137,994	224,342
Senior and subordinated debt	200,869	190,932
Accrued interest payable and other liabilities	117,743	70,590
Total liabilities	8,344,364	7,251,965
Stockholders' Equity
Common stock	882	858
Additional paid-in capital	449,798	414,293
Retained earnings	899,516	853,740
Accumulated other comprehensive loss, net of tax	(15,855)	(26,792)
Treasury stock, at cost	(233,566)	(240,657)
Total stockholders' equity	1,100,775	1,001,442
Total liabilities and stockholders' equity	$9,445,139	$8,253,407

	December 31, 2014		December 31, 2013
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	100,000
Shares issued	—	88,228	—	85,787
Shares outstanding	—	77,695	—	75,071
Treasury shares	—	10,533	—	10,716
See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest Income
Loans, excluding covered loans	$256,842	$239,224	$248,752
Covered loans	8,659	13,804	15,873
Investment securities – taxable	14,516	12,249	12,670
Investment securities – tax-exempt	16,716	18,644	20,253
Other short-term investments	3,131	3,326	3,021
Total interest income	299,864	287,247	300,569
Interest Expense
Deposits	10,377	11,901	18,052
Borrowed funds	573	1,607	2,009
Senior and subordinated debt	12,062	13,607	14,840
Total interest expense	23,012	27,115	34,901
Net interest income	276,852	260,132	265,668
Provision for loan and covered loan losses	19,168	16,257	158,052
Net interest income after provision for loan and covered loan losses	257,684	243,875	107,616
Noninterest Income
Service charges on deposit accounts	36,910	36,526	36,699
Wealth management fees	26,474	24,185	21,791
Card-based fees	24,340	21,649	20,852
Merchant servicing fees	11,260	10,953	10,806
Mortgage banking income	4,011	5,306	2,689
Other service charges, commissions, and fees	8,086	7,663	4,486
Net securities gains (losses)	8,097	34,164	(921)
BOLI income (loss)	2,873	(11,844)	1,307
Other income	4,567	4,452	7,086
Gain on termination of FHLB forward commitments	—	7,829	—
Gain on bulk loan sales	—	—	5,153
Total noninterest income	126,618	140,883	109,948
Noninterest Expense
Salaries and wages	116,578	112,631	105,231
Retirement and other employee benefits	27,245	26,119	25,524
Net occupancy and equipment expense	35,181	31,832	32,699
Professional services	23,436	21,922	29,614
Technology and related costs	12,875	11,335	11,846
Merchant card expense	9,195	8,780	8,584
Advertising and promotions	8,159	7,754	5,073
Net OREO expense	7,075	8,547	10,521
FDIC premiums	5,824	6,438	6,926
Other expenses	24,386	19,879	24,777
Acquisition and integration related expenses	13,872	—	—
Adjusted amortization of FDIC indemnification asset	—	1,500	6,705
Total noninterest expense	283,826	256,737	267,500
Income (loss) before income tax expense (benefit)	100,476	128,021	(49,936)
Income tax expense (benefit)	31,170	48,715	(28,882)
Net income (loss)	$69,306	$79,306	$(21,054)
Per Common Share Data
Basic earnings (loss) per common share	$0.92	$1.06	$(0.28)
Diluted earnings (loss) per common share	0.92	1.06	(0.28)
Weighted-average common shares outstanding	74,484	73,984	73,665
Weighted-average diluted common shares outstanding	74,496	73,994	73,666
See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$69,306	$79,306	$(21,054)
Securities available-for-sale
Unrealized holding gains (losses):
Before tax	37,173	(2,054)	1,513
Tax effect	(14,918)	711	(588)
Net of tax	22,255	(1,343)	925
Reclassification of net gains (losses) included in net income (loss):
Before tax	8,097	34,164	(921)
Tax effect	(3,311)	(13,973)	377
Net of tax	4,786	20,191	(544)
Net unrealized holding gains (losses)	17,469	(21,534)	1,469
Derivative instruments
Unrealized holding losses:
Before tax	(1,930)	—	—
Tax effect	792	—	—
Net of tax	(1,138)	—	—
Unrecognized net pension costs
Unrealized holding (losses) gains:
Before tax	(9,127)	17,600	(6,520)
Tax effect	3,733	(7,198)	2,667
Net of tax	(5,394)	10,402	(3,853)
Total other comprehensive income (loss)	10,937	(11,132)	(2,384)
Total comprehensive income (loss)	$80,243	$68,174	$(23,438)

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(354)	$—	$(12,922)	$(13,276)
Other comprehensive income (loss)	1,469	—	(3,853)	(2,384)
Balance at December 31, 2012	1,115	—	(16,775)	(15,660)
Other comprehensive (loss) income	(21,534)	—	10,402	(11,132)
Balance at December 31, 2013	(20,419)	—	(6,373)	(26,792)
Other comprehensive income (loss)	17,469	(1,138)	(5,394)	10,937
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2011	74,435	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587
Comprehensive loss	—	—	—	(21,054)	(2,384)	—	(23,438)
Common dividends declared ($0.04 per common share)	—	—	—	(2,980)	—	—	(2,980)
Share-based compensation expense	—	—	6,004	—	—	—	6,004
Restricted stock activity	408	—	(15,604)	—	—	14,284	(1,320)
Treasury stock issued to benefit plans	(3)	—	(83)	—	—	123	40
Balance at December 31, 2012	74,840	858	418,318	786,453	(15,660)	(249,076)	940,893
Comprehensive income (loss)	—	—	—	79,306	(11,132)	—	68,174
Common dividends declared ($0.16 per common share)	—	—	—	(12,019)	—	—	(12,019)
Share-based compensation expense	—	—	5,903	—	—	—	5,903
Restricted stock activity	234	—	(9,814)	—	—	8,276	(1,538)
Treasury stock issued to benefit plans	(3)	—	(114)	—	—	143	29
Balance at December 31, 2013	75,071	858	414,293	853,740	(26,792)	(240,657)	1,001,442
Comprehensive income	—	—	—	69,306	10,937	—	80,243
Common dividends declared ($0.31 per common share)	—	—	—	(23,530)	—	—	(23,530)
Common stock issued, net of issuance costs	2,441	24	38,276	—	—	—	38,300
Share-based compensation expense	—	—	5,926	—	—	—	5,926
Restricted stock activity	176	—	(8,560)	—	—	6,585	(1,975)
Treasury stock issued to benefit plans	7	—	(137)	—	—	506	369
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$69,306	$79,306	$(21,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and covered loan losses	19,168	16,257	158,052
Depreciation of premises, furniture, and equipment	12,224	11,038	10,874
Net amortization of premium on securities	8,218	9,174	22,433
Net securities (gains) losses	(8,097)	(34,164)	921
Gains on loan sales	(3,771)	(4,717)	(7,422)
Gain on termination of FHLB forward commitments	—	(7,829)	—
Gain on FDIC-assisted transaction	—	—	(3,289)
Net losses on early extinguishment of debt	2,059	1,034	558
Net losses on sales and valuation adjustments of OREO	3,325	3,908	4,886
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(3,277)	(79)	2,695
BOLI (income) loss	(2,873)	11,844	(1,307)
Net pension (income) cost	(959)	2,169	2,813
Share-based compensation expense	5,926	5,903	6,004
Tax (expense) benefit related to share-based compensation	(106)	(10)	170
Net decrease (increase) in net deferred tax assets	8,851	33,467	(29,279)
Amortization of other intangible assets	2,889	3,278	3,372
Originations of mortgage loans held-for-sale	(97,535)	(40,681)	—
Proceeds from sales of mortgage loans held-for-sale	96,006	37,788	—
Net (increase) decrease in trading securities	(143)	(3,155)	307
Net (increase) decrease in accrued interest receivable and other assets	(10,651)	30,696	10,117
Net increase (decrease) in accrued interest payable and other liabilities	22,367	(21,859)	8,973
Net cash provided by operating activities	122,927	133,368	169,824
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	172,001	219,458	362,481
Proceeds from sales of securities available-for-sale	27,805	78,636	153,668
Purchases of securities available-for-sale	(25,856)	(335,442)	(588,429)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,675	7,043	66,215
Purchases of securities held-to-maturity	(2,638)	(17,070)	(48,999)
Net (purchases) redemption of FHLB stock	(427)	12,071	11,918
Proceeds from bulk loan sales	—	—	94,470
Net increase in loans	(276,637)	(351,616)	(272,618)
Premiums paid for BOLI, net of claims	(85)	1,394	1,137
Proceeds from sales of OREO	22,368	25,797	50,566
Proceeds from sales of premises, furniture, and equipment	3,906	1,463	6,768
Purchases of premises, furniture, and equipment	(14,085)	(11,030)	(8,764)
Cash received from acquisitions, net of cash paid	200,645	—	—
Cash received in FDIC-assisted transactions	—	—	26,980
Net cash provided by (used in) investing activities	111,672	(369,296)	(144,607)
Financing Activities
Net (decrease) increase in deposit accounts	(73,244)	93,846	120,362
Net (decrease) increase in borrowed funds	(1,288)	38,358	(29,343)
Payments for the retirement of subordinated debt	—	(24,094)	(37,033)
(Payment for) proceeds from the termination of FHLB advances and forward commitments	(116,609)	7,829	—
Cash dividends paid	(22,568)	(7,508)	(2,977)
Restricted stock activity	(2,781)	(1,607)	(1,469)
Excess tax benefit (expense) related to share-based compensation	912	79	(21)
Net cash (used in) provided by financing activities	(215,578)	106,903	49,519
Net increase (decrease) in cash and cash equivalents	19,021	(129,025)	74,736
Cash and cash equivalents at beginning of year	587,241	716,266	641,530
Cash and cash equivalents at end of year	$606,262	$587,241	$716,266

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$16,375	$4,945	$(6,845)
Interest paid to depositors and creditors	23,088	27,599	36,036
Dividends declared, but unpaid	6,222	5,260	749
Common stock issued for acquisitions, net of issuance costs	38,300	—	—
Non-cash transfers of loans to OREO	18,079	17,965	47,628
Non-cash transfers of loans held-for-investment to loans held-for-sale	71,272	1,925	93,714
Non-cash transfers of loans held-for-sale to loans held-for-investment	—	—	1,957
Non-cash transfer of an investment from other assets to securities available-for-sale	—	2,787	—
Non-cash transfers of premises, furniture, and equipment to OREO	—	—	1,833

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily throughout the greater Chicago metropolitan area, as well as central and western Illinois, eastern Iowa, and northwestern Indiana. The Company operates three wholly owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst manages a portion of the Company's non-performing assets. Parasol serves in an advisory capacity to certain wealth management accounts with the Bank.
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
In the third quarter of 2014, the Bank acquired assets and assumed liabilities in two separate transactions. The fair values assigned to these assets and liabilities were preliminary and subject to refinement after the acquisition date as new information related to acquisition date fair values became available. During the fourth quarter of 2014, the Bank obtained specific information relating to the acquisition date fair values of certain assets which required a retrospective adjustment. These adjustments were recognized as if they had happened as of the acquisition date in accordance with accounting guidance applicable to business combinations. See Note 3, "Acquisitions" for additional discussion related to these fair value adjustments.
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
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment, (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, (iii) its intent to hold the security until its value recovers, and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities gains (losses) in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is separated into the amount related to credit deterioration, which is recognized through income as a realized loss, and the amount resulting from other factors, which is recognized in other comprehensive income (loss).
FHLB and FRB Stock – The Company, as a member of the FHLB and FRB, is required to maintain an investment in the capital stock of the FHLB and FRB. No ready market exists for these stocks, and they have no quoted market values. The stock is redeemable at par by the FRB and FHLB and is, therefore, carried at cost and periodically evaluated for impairment.
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
Acquired and Covered Loans – Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, the majority of which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by FDIC Agreements. No allowance for credit losses is recorded on acquired and covered loans at the acquisition date since business combination accounting requires that they are recorded at fair value.
Acquired and covered loans are separated into (i) non-purchased credit impaired ("Non-PCI") and (ii) purchased credit impaired ("PCI") loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination at the acquisition date. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations included past performance of the institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Leases and revolving loans do not qualify to be accounted for as PCI loans.
The acquisition adjustment related to Non-PCI loans is amortized into interest income over the contractual life of the related loans. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses will be established as necessary to reflect credit deterioration since the acquisition date.

PCI loans are accounted for prospectively based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or providing an allowance for loan and covered loan losses.
90-Days Past Due Loans – The Company’s accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the credit is sufficiently collateralized and in the process of renewal or collection or (ii) when an individual analysis of a borrower’s creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.
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

Allowance for Covered Loan Losses – The Company’s allowance for covered loan losses reflects the difference between the carrying value and the discounted expected future cash flows of the covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all of the outstanding covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates.

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
FDIC Indemnification Asset – The majority of loans and OREO acquired through FDIC-assisted transactions are covered by the FDIC Agreements, under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the indemnification period. The FDIC indemnification asset represents the present value of expected future reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the expected future cash flows to be received from the FDIC. These expected future cash flows are estimated by multiplying estimated losses on covered PCI loans and covered OREO by the reimbursement rates in the FDIC Agreements.
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
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the undiscounted expected future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense in the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of the acquisition over the fair value of the net tangible and intangible assets acquired using the acquisition method of accounting. Goodwill is not amortized. Instead, impairment testing is conducted annually or more often if events or circumstances between annual tests indicate that there may be impairment.
Impairment testing is performed using a two-step quantitative approach. In the first step, management compares its estimate of the fair value of a reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of a reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.
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
Derivative Financial Instruments – To provide derivative products to customers and in the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and expected future cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.
On the date the Company enters into a derivative contract, the derivative is designated as a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, including its risk management objective and strategy at inception.
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
For fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss and is reclassified to earnings when the hedged transaction is reflected in earnings.
Ineffectiveness is calculated based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument. For all types of hedges, any ineffectiveness in the hedging relationship is recognized in earnings during the period the ineffectiveness occurs.
Comprehensive Income (Loss) – Comprehensive income (loss) is the total of reported net income (loss) and other comprehensive income (loss) ("OCI"). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated as cash flow hedges, and (iii) changes in unrecognized net pension costs related to the Company's pension plan.
Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders' equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the "last in, first out" inventory method. The difference between the consideration received on issuance and the carrying value is charged or credited to additional paid-in capital.
Share-Based Compensation – The Company recognizes share-based compensation expense based on the estimated fair value of the award at the grant or modification date over the period during which an employee is required to provide service in exchange for such award. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.
Income Taxes – The Company files U.S. federal income tax returns and state income tax returns in various states. The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company's income tax return.
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
2.  RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Guidance
Income Taxes: In January of 2014, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or, if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance on January 1, 2014 did not materially impact the Company's financial condition, results of operations, or liquidity.
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
Transfers and Servicing: In June of 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met as outlined in the guidance, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
3.  ACQUISITIONS
2014 Acquisitions
Popular Community Bank
On August 8, 2014, the Bank completed the acquisition of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, which is a subsidiary of Popular, Inc. The acquisition included Popular’s twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area at a purchase price of $19.0 million paid in cash. The Company recorded goodwill of $32.2 million associated with the acquisition.
The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the August 8, 2014 acquisition date and have been accounted for under the acquisition method of accounting. During the fourth quarter of 2014, the Company identified differences in the book and tax basis of certain categories of intangibles which required a retrospective adjustment of $4.7 million to reduce goodwill and increase deferred tax assets, a component of other assets. Other retrospective adjustments may be deemed necessary as the Company continues to finalize the fair values of loans and intangible assets and liabilities. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.
Great Lakes Financial Resources, Inc.
On December 2, 2014, the Company completed the acquisition of the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. The Company acquired all assets and assumed all liabilities of Great Lakes, which included seven full-service retail banking offices and one drive-up location, at a purchase price of approximately $55.8 million. Consideration consisted of $38.3 million in Company common stock and $17.5 million in cash. The Company recorded goodwill of $10.3 million associated with the acquisition.
The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the December 2, 2014 acquisition date and have been accounted for under the acquisition method of accounting. The Company is finalizing the fair values of the assets and liabilities acquired. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Popular and Great Lakes transactions as of the acquisition date.
Acquisition Activity
(Dollar amounts in thousands)

	Popular	Great Lakes
	August 8, 2014	December 2, 2014
Assets
Cash and due from banks and interest-bearing deposits in other banks	$161,276	$78,609
Securities available-for-sale	—	219,279
FHLB and FRB stock	—	1,970
Loans	549,386	223,169
OREO	—	1,244
Investment in BOLI	—	10,373
Goodwill	32,181	10,339
Other intangible assets	8,003	6,192
Premises, furniture, and equipment	4,647	5,011
Accrued interest receivable and other assets	6,574	10,059
Total assets	$762,067	$566,245
Liabilities
Deposits:
Noninterest-bearing deposits	$163,299	$110,885
Interest-bearing deposits	568,573	353,424
Total deposits	731,872	464,309
Intangible liabilities	10,631	—
Borrowed funds	—	29,490
Senior and subordinated debt	—	9,809
Accrued interest payable and other liabilities	564	6,887
Total liabilities	743,067	510,495
Consideration Paid
Common stock (2,440,754 shares issued at $15.737 per share), net of $110,000 in issuance costs	—	38,300
Cash paid	19,000	17,450
Total consideration paid	19,000	55,750
	$762,067	$566,245
National Machine Tool Financial Corporation
On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation ("National Machine Tool"), now known as First Midwest Equipment Finance Co., which provides equipment leasing and commercial financing alternatives to traditional bank financing. On the date of acquisition, the Bank acquired approximately $5.9 million in assets, excluding goodwill, which primarily consisted of direct financing leases, lease loans, and other assets, at a purchase price of $3.1 million paid in cash. Goodwill recorded as a result of the acquisition totaled $4.0 million.
The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the September 26, 2014 acquisition date and have been accounted for under the acquisition method of accounting. During the fourth quarter of 2014, the Company obtained specific information relating to the acquisition date fair value of certain acquired assets which required a retrospective adjustment of $572,000 to increase goodwill and reduce other assets. Other retrospective adjustments may be deemed necessary as the Company continues to finalize the fair values of assets and liabilities acquired. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.
Expenses related to the acquisition and integration of the Popular, Great Lakes, and National Machine Tool transactions totaled $13.9 million during the year ended December 31, 2014, and are reported as a separate component within noninterest expense.

These acquisitions were not considered material to the Company’s financial statements; therefore, pro forma financial data and related disclosures are not included.
2012 Acquisition
On August 3, 2012, the Company acquired substantially all of the assets of the former Waukegan Savings Bank in an FDIC-assisted transaction generating a pre-tax gain of $3.3 million. The $46.3 million of acquired loans are not subject to FDIC Agreements. The transaction also included $72.7 million in deposits, which were comprised of $41.5 million in core deposits and $31.2 million in time deposits. As a result of the transaction, the Company recorded $781,000 in core deposit intangibles.
4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2014				2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$30,297	$144	$(10)	$30,431	$500	$—	$—	$500
Collateralized mortgage obligations ("CMOs")	538,882	2,256	(6,982)	534,156	490,962	1,427	(16,621)	475,768
Other mortgage-backed securities ("MBSs")	155,443	4,632	(310)	159,765	135,097	3,349	(2,282)	136,164
Municipal securities	414,255	10,583	(1,018)	423,820	457,318	9,673	(5,598)	461,393
Trust preferred collateralized debt obligations ("CDOs")	48,502	152	(14,880)	33,774	46,532	—	(28,223)	18,309
Corporate debt securities	1,719	83	—	1,802	12,999	1,930	—	14,929
Equity securities	3,224	72	(35)	3,261	3,706	2,046	(90)	5,662
Total available- for-sale securities	$1,192,322	$17,922	$(23,235)	$1,187,009	$1,147,114	$18,425	$(52,814)	$1,112,725
Securities Held-to-Maturity
Municipal securities	$26,555	$1,115	$—	$27,670	$44,322	$—	$(935)	$43,387
Trading Securities				$17,460				$17,317

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$67,900	$67,221	$3,504	$3,651
After one year to five years	78,132	77,351	8,727	9,093
After five years to ten years	214,007	211,868	5,404	5,631
After ten years	134,734	133,387	8,920	9,295
Securities that do not have a single contractual maturity date	697,549	697,182	—	—
Total	$1,192,322	$1,187,009	$26,555	$27,670

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $779.4 million at December 31, 2014 and $755.3 million at December 31, 2013. No securities held-to-maturity were pledged as of December 31, 2014 or 2013.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2014 or 2013.
The following table presents net realized gains (losses) on securities.
Securities Gains (Losses)
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Gains (losses) on sales of securities:
Gross realized gains	$8,188	$34,572	$3,045
Gross realized losses	(63)	—	(297)
Net realized gains on sales of securities	8,125	34,572	2,748
Non-cash impairment charges:
OTTI	(28)	(408)	(3,728)
Portion of OTTI recognized in other comprehensive income (loss)	—	—	59
Net non-cash impairment charges	(28)	(408)	(3,669)
Net realized gains (losses)	$8,097	$34,164	$(921)
Net trading gains (1)	$677	$3,189	$1,627
Net non-cash impairment charges:
CMOs	$28	$6	$1,443
Municipal securities	—	402	—
CDOs	—	—	2,226
Total	$28	$408	$3,669

(1)	All net trading gains relate to trading securities still held as of December 31, 2014, 2013, and 2012 and are included in other income in the Consolidated Statements of Income.
Net gains realized on securities sales for the years ended December 31, 2014, 2013, and 2012 were $8.1 million, $34.6 million, and $2.7 million, respectively. During 2014, net securities gains consisted of the sale of a non-accrual CDO at a gain of $3.5 million, sales of corporate bonds at gains of $2.0 million, sales of municipal securities at gains of $468,000, and sales of certain other investments at gains of $2.1 million. In addition, four CDOs totaling $2.9 million acquired in the Great Lakes transaction were sold during the fourth quarter of 2014. These securities were recorded at fair value at the acquisition date, therefore, no gain or loss was recognized on the sale. During 2013, the Company sold its investment in an equity security which resulted in a $34.0 million gain.
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

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the years ended December 31, 2014, 2013, and 2012. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$32,422	$38,803	$36,525
OTTI included in earnings (1):
Losses on securities that previously had OTTI	28	—	2,278
Losses on securities that did not previously have OTTI	—	408	1,391
Reduction for securities sales (2)	(8,570)	(6,789)	(1,391)
Ending balance	$23,880	$32,422	$38,803

(1)	Included in net securities gains (losses) in the Consolidated Statements of Income.

(2)
During the year ended December 31, 2014, one CDO with a carrying value of $1.3 million was sold. In addition, one CDO with a carrying value of zero was sold during the year ended December 31, 2013. These CDOs had OTTI of $8.6 million and $6.8 million, respectively, that were previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2014 and 2013.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2014
U.S. agency securities	1	$1,943	$10	$—	$—	$1,943	$10
CMOs	87	61,321	559	284,327	6,423	345,648	6,982
Other MBSs	11	1,113	1	39,043	309	40,156	310
Municipal securities	91	1,317	9	53,987	1,009	55,304	1,018
CDOs	4	—	—	22,791	14,880	22,791	14,880
Equity securities	1	—	—	2,270	35	2,270	35
Total	195	$65,694	$579	$402,418	$22,656	$468,112	$23,235
As of December 31, 2013
CMOs	67	$338,064	$14,288	$57,269	$2,333	$395,333	$16,621
Other MBSs	19	57,311	2,281	356	1	57,667	2,282
Municipal securities	154	65,370	3,245	27,565	2,353	92,935	5,598
CDOs	6	—	—	18,309	28,223	18,309	28,223
Equity securities	1	2,168	90	—	—	2,168	90
Total	247	$462,913	$19,904	$103,499	$32,910	$566,412	$52,814
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of December 31, 2014 represents an OTTI related to credit deterioration. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of December 31, 2014 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 22, "Fair Value."
5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Commercial and industrial	$2,253,556	$1,830,638
Agricultural	358,249	321,702
Commercial real estate:
Office, retail, and industrial	1,478,379	1,353,685
Multi-family	564,421	332,873
Construction	204,236	186,197
Other commercial real estate	887,897	807,071
Total commercial real estate	3,134,933	2,679,826
Total corporate loans	5,746,738	4,832,166
Home equity	543,185	427,020
1-4 family mortgages	291,463	275,992
Installment	76,032	44,827
Total consumer loans	910,680	747,839
Total loans, excluding covered loans	6,657,418	5,580,005
Covered loans (1)	79,435	134,355
Total loans	$6,736,853	$5,714,360
Deferred loan fees included in total loans	$3,922	$4,656
Overdrawn demand deposits included in total loans	3,438	5,047

(1)	For information on covered loans, see Note 6, "Acquired and Covered Loans."
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. As part of the underwriting process, the Company examines current and expected future cash flows to determine the ability of the borrower to repay its obligation. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value due to economic or other factors. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans substantially depend on the ability of the borrower to collect amounts due from its customers.
Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. As part of the underwriting process, the Company examines expected future cash flows, financial statement stability, and the value of the underlying collateral. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid through cash flows of the farming operation.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are further classified into owner-occupied and investor categories and are diverse in terms of type and geographic location within the Company's markets.
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
The carrying value of loans that were pledged to secure liabilities as of December 31, 2014 and 2013 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2014	2013
Loans pledged to secure:
FHLB advances	$1,952,736	$1,632,069
FRB's Discount Window Primary Credit Program	845,974	766,870
Total	$2,798,710	$2,398,939
Loan Sales
The following table presents loan sales for the years ended December 31, 2014, 2013, and 2012.
Loan Sales
(Dollar amounts in thousands)

	Proceeds	Book Value	Charge-offs (1)	Net Gains (2)
Loan sales in 2014
Mortgage loans	$148,680	$144,909	$—	$3,771
Non-performing loans	17,750	21,200	(3,450)	—
Total loan sales in 2014	$166,430	$166,109	$(3,450)	$3,771
Loan sales in 2013
Mortgage loans	$152,130	$147,413	$—	$4,717
Non-performing loans	1,275	2,835	(1,560)	—
Total loan sales in 2013	$153,405	$150,248	$(1,560)	$4,717
Loan sales in 2012
Bulk loan sales	$94,470	$169,577	$(80,260)	$5,153
Mortgage loans	52,595	50,326	—	2,269
Non-performing loans	4,200	6,587	(2,387)	—
Total loan sales in 2012	$151,265	$226,490	$(82,647)	$7,422

(1)	Amount represents charge-offs to the allowance for loan and covered loan losses at the time the loans were identified for sale.

(2)
The net gains on the bulk loan sales represent gains realized subsequent to the transfer to held-for-sale and are included as a separate component of noninterest income in the Consolidated Statements of Income. Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.

Mortgage Loan Sales
During the year ended December 31, 2014, a gain of $3.8 million was recognized on the sale of $144.9 million of mortgage loans, of which $92.5 million were originated with the intent to sell. For the year ended December 31, 2013, the Company sold $147.4 million of mortgage loans, resulting in a gain of $4.7 million. The Company retained servicing responsibilities on the majority of mortgages sold and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 21, "Commitments, Guarantees, and Contingent Liabilities."
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
6.  ACQUIRED AND COVERED LOANS
Acquired loans consist primarily of loans that were acquired in business combinations that are not covered by the FDIC Agreements. These loans are included in loans, excluding covered loans, in the Consolidated Statements of Financial Condition. Covered loans consist of loans acquired by the Company in multiple FDIC-assisted transactions. Most loans and OREO acquired in those transactions are covered by the FDIC Agreements. The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, and the related FDIC indemnification asset are presented in Note 1, "Summary of Significant Accounting Policies."
Effective January 1, 2015, the losses on non-residential mortgage loans and OREO related to one FDIC-assisted transaction will no longer be covered under the FDIC Agreements. These non-residential loans and OREO totaled $10.1 million at December 31, 2014. The losses on residential mortgage loans and OREO will continue to be covered under the FDIC Agreements through December 31, 2019. Losses related to non-residential mortgage loans and OREO in two other FDIC-assisted transactions will no longer be covered under the FDIC Agreements effective on July 1, 2015 and October 1, 2015, and residential mortgage loans and OREO will continue to be covered through June 30, 2020 and September 30, 2020.
The following table presents PCI and Non-PCI loans as of December 31, 2014 and 2013.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2014			2013
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$28,712	$714,836	$743,548	$15,608	$17,024	$32,632
Covered loans	54,682	24,753	79,435	103,525	30,830	134,355
Total acquired and covered loans	$83,394	$739,589	$822,983	$119,133	$47,854	$166,987
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of December 31, 2014, 2013, and 2012.

A rollforward of the carrying value of the FDIC indemnification asset for the years ended December 31, 2014, 2013, and 2012 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$16,585	$37,051	$65,609
Amortization	(3,315)	(2,984)	(14,098)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(481)	(1,242)	3,338
Payments received from the FDIC	(4,337)	(16,240)	(17,798)
Ending balance	$8,452	$16,585	$37,051
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$36,792	$51,498	$52,147
Additions	3,517	—	7,224
Accretion	(12,535)	(15,016)	(20,632)
Other (1)	470	310	12,759
Ending balance	$28,244	$36,792	$51,498

(1)	Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2014 and 2013. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of December 31, 2014
Commercial and industrial	$2,230,947	$19,505	$3,104	$22,609	$2,253,556	$22,693	$205
Agricultural	355,982	1,934	333	2,267	358,249	360	—
Commercial real estate:
Office, retail, and industrial	1,463,724	2,340	12,315	14,655	1,478,379	12,939	76
Multi-family	562,625	1,261	535	1,796	564,421	754	83
Construction	197,255	—	6,981	6,981	204,236	6,981	—
Other commercial real estate	876,609	5,412	5,876	11,288	887,897	6,970	438
Total commercial real estate	3,100,213	9,013	25,707	34,720	3,134,933	27,644	597
Total corporate loans	5,687,142	30,452	29,144	59,596	5,746,738	50,697	802
Home equity	535,587	3,216	4,382	7,598	543,185	6,290	145
1-4 family mortgages	287,892	2,246	1,325	3,571	291,463	2,941	166
Installment	75,428	506	98	604	76,032	43	60
Total consumer loans	898,907	5,968	5,805	11,773	910,680	9,274	371
Total loans, excluding covered loans	6,586,049	36,420	34,949	71,369	6,657,418	59,971	1,173
Covered loans	66,331	2,714	10,390	13,104	79,435	6,186	5,002
Total loans	$6,652,380	$39,134	$45,339	$84,473	$6,736,853	$66,157	$6,175
As of December 31, 2013
Commercial and industrial	$1,814,660	$6,872	$9,106	$15,978	$1,830,638	$11,767	$393
Agricultural	321,156	134	412	546	321,702	519	—
Commercial real estate:
Office, retail, and industrial	1,335,027	2,620	16,038	18,658	1,353,685	17,076	1,315
Multi-family	330,960	318	1,595	1,913	332,873	1,848	—
Construction	180,083	23	6,091	6,114	186,197	6,297	—
Other commercial real estate	795,462	5,365	6,244	11,609	807,071	8,153	258
Total commercial real estate	2,641,532	8,326	29,968	38,294	2,679,826	33,374	1,573
Total corporate loans	4,777,348	15,332	39,486	54,818	4,832,166	45,660	1,966
Home equity	415,791	4,830	6,399	11,229	427,020	6,864	1,102
1-4 family mortgages	268,912	2,046	5,034	7,080	275,992	5,198	548
Installment	42,350	330	2,147	2,477	44,827	2,076	92
Total consumer loans	727,053	7,206	13,580	20,786	747,839	14,138	1,742
Total loans, excluding covered loans	5,504,401	22,538	53,066	75,604	5,580,005	59,798	3,708
Covered loans	94,211	2,232	37,912	40,144	134,355	20,942	18,081
Total loans	$5,598,612	$24,770	$90,978	$115,748	$5,714,360	$80,740	$21,789

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2014, 2013, and 2012 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
As of December 31, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(17,424)	(7,345)	(943)	(1,052)	(4,834)	(7,574)	(1,012)	—	(40,184)
Recoveries	3,800	497	87	166	1,727	729	1,199	—	8,205
Net charge-offs	(13,624)	(6,848)	(856)	(886)	(3,107)	(6,845)	187	—	(31,979)
Provision for loan and covered loan losses and other	12,701	7,435	1,088	(3,133)	617	5,980	(5,520)	200	19,368
Ending Balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
As of December 31, 2013
Beginning balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812
Charge-offs	(12,094)	(4,744)	(1,029)	(1,916)	(4,784)	(9,414)	(4,599)	—	(38,580)
Recoveries	3,797	228	584	1,032	1,646	1,071	24	—	8,382
Net charge-offs	(8,297)	(4,516)	(445)	(884)	(3,138)	(8,343)	(4,575)	—	(30,198)
Provision for loan and covered loan losses and other	1,917	3,489	(1,113)	(2,023)	424	8,491	5,072	(1,750)	14,507
Ending balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
As of December 31, 2012
Beginning balance	$46,017	$16,012	$5,067	$17,795	$19,451	$14,131	$989	$2,500	$121,962
Charge-offs	(64,668)	(34,968)	(3,361)	(27,811)	(36,474)	(10,910)	(4,615)	—	(182,807)
Recoveries	3,393	577	275	451	125	784	—	—	5,605
Net charge-offs	(61,275)	(34,391)	(3,086)	(27,360)	(36,349)	(10,126)	(4,615)	—	(177,202)
Provision for loan and covered loan losses and other	52,019	29,811	1,594	18,788	30,429	8,857	15,688	866	158,052
Ending balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2014
Commercial, industrial, and agricultural	$19,796	$2,588,141	$3,868	$2,611,805	$2,249	$27,209	$—	$29,458
Commercial real estate:
Office, retail, and industrial	12,332	1,458,918	7,129	1,478,379	271	10,721	—	10,992
Multi-family	939	561,400	2,082	564,421	—	2,249	—	2,249
Construction	6,671	195,094	2,471	204,236	—	2,297	—	2,297
Other commercial real estate	3,266	880,087	4,544	887,897	11	8,316	—	8,327
Total commercial real estate	23,208	3,095,499	16,226	3,134,933	282	23,583	—	23,865
Total corporate loans	43,004	5,683,640	20,094	5,746,738	2,531	50,792	—	53,323
Consumer	—	902,062	8,618	910,680	—	11,822	323	12,145
Total loans, excluding covered loans	43,004	6,585,702	28,712	6,657,418	2,531	62,614	323	65,468
Covered loans	—	24,753	54,682	79,435	—	488	6,738	7,226
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$43,004	$6,610,455	$83,394	$6,736,853	$2,531	$64,918	$7,061	$74,510
As of December 31, 2013
Commercial, industrial, and agricultural	$13,178	$2,137,440	$1,722	$2,152,340	$4,046	$26,335	$—	$30,381
Commercial real estate:
Office, retail, and industrial	26,348	1,327,337	—	1,353,685	214	10,191	—	10,405
Multi-family	1,296	331,445	132	332,873	18	1,999	—	2,017
Construction	5,712	180,485	—	186,197	178	6,138	—	6,316
Other commercial real estate	9,298	793,703	4,070	807,071	704	10,113	—	10,817
Total commercial real estate	42,654	2,632,970	4,202	2,679,826	1,114	28,441	—	29,555
Total corporate loans	55,832	4,770,410	5,924	4,832,166	5,160	54,776	—	59,936
Consumer	—	738,155	9,684	747,839	—	13,010	—	13,010
Total loans, excluding covered loans	55,832	5,508,565	15,608	5,580,005	5,160	67,786	—	72,946
Covered loans	—	30,830	103,525	134,355	—	702	11,857	12,559
Reserve for unfunded commitments	—	—	—	—	—	1,616	—	1,616
Total loans	$55,832	$5,539,395	$119,133	$5,714,360	$5,160	$70,104	$11,857	$87,121

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2014 and 2013. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2014				2013
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$666	$19,130	$35,457	$2,249	$10,047	$3,131	$25,887	$4,046
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	9,623	2,709	18,340	271	23,872	2,476	35,868	214
Multi-family	939	—	1,024	—	1,098	198	1,621	18
Construction	6,671	—	7,731	—	4,586	1,126	10,037	178
Other commercial real estate	2,752	514	4,490	11	7,553	1,745	11,335	704
Total commercial real estate	19,985	3,223	31,585	282	37,109	5,545	58,861	1,114
Total impaired loans individually evaluated for impairment	$20,651	$22,353	$67,042	$2,531	$47,156	$8,676	$84,748	$5,160

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2014, 2013, and 2012. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2014		2013		2012
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$16,137	$371	$20,925	$205	$45,101	$94
Agricultural	—	—	—	—	1,138	—
Commercial real estate:
Office, retail, and industrial	19,003	245	24,802	18	32,439	2
Multi-family	1,245	5	1,116	8	6,226	—
Construction	5,764	—	5,932	—	31,202	1
Other commercial real estate	6,014	138	13,141	31	35,715	38
Total commercial real estate	32,026	388	44,991	57	105,582	41
Total impaired loans	$48,163	$759	$65,916	$262	$151,821	$135

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of December 31, 2014 and 2013.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)(4)	Substandard (2)(4)	Non-Accrual (3)	Total
As of December 31, 2014
Commercial and industrial	$2,115,170	$84,615	$31,078	$22,693	$2,253,556
Agricultural	357,595	294	—	360	358,249
Commercial real estate:
Office, retail, and industrial	1,393,885	38,891	32,664	12,939	1,478,379
Multi-family	553,255	6,363	4,049	754	564,421
Construction	178,992	5,776	12,487	6,981	204,236
Other commercial real estate	829,003	32,517	19,407	6,970	887,897
Total commercial real estate	2,955,135	83,547	68,607	27,644	3,134,933
Total corporate loans	$5,427,900	$168,456	$99,685	$50,697	$5,746,738
As of December 31, 2013
Commercial and industrial	$1,780,194	$23,806	$14,871	$11,767	$1,830,638
Agricultural	320,839	344	—	519	321,702
Commercial real estate:
Office, retail, and industrial	1,284,394	28,677	23,538	17,076	1,353,685
Multi-family	326,901	3,214	910	1,848	332,873
Construction	153,949	8,309	17,642	6,297	186,197
Other commercial real estate	761,465	14,877	22,576	8,153	807,071
Total commercial real estate	2,526,709	55,077	64,666	33,374	2,679,826
Total corporate loans	$4,627,742	$79,227	$79,537	$45,660	$4,832,166

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $1.8 million as of December 31, 2014 and $2.8 million as of December 31, 2013.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2014
Home equity	$536,895	$6,290	$543,185
1-4 family mortgages	288,522	2,941	291,463
Installment	75,989	43	76,032
Total consumer loans	$901,406	$9,274	$910,680
As of December 31, 2013
Home equity	$420,156	$6,864	$427,020
1-4 family mortgages	270,794	5,198	275,992
Installment	42,751	2,076	44,827
Total consumer loans	$733,701	$14,138	$747,839
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2014 and 2013. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2014			2013
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$269	$18,799	$19,068	$6,538	$2,121	$8,659
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	586	—	586	10,271	—	10,271
Multi-family	887	232	1,119	1,038	253	1,291
Construction	—	—	—	—	—	—
Other commercial real estate	433	183	616	4,326	291	4,617
Total commercial real estate	1,906	415	2,321	15,635	544	16,179
Total corporate loans	2,175	19,214	21,389	22,173	2,665	24,838
Home equity	651	506	1,157	787	512	1,299
1-4 family mortgages	878	184	1,062	810	906	1,716
Installment	—	—	—	—	—	—
Total consumer loans	1,529	690	2,219	1,597	1,418	3,015
Total loans	$3,704	$19,904	$23,608	$23,770	$4,083	$27,853

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $1.8 million in specific reserves related to TDRs as of December 31, 2014, and there were $2.0 million in specific reserves related to TDRs as of December 31, 2013.

The following table presents a summary of loans that were restructured during the years ended December 31, 2014, 2013, and 2012.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2014
Commercial and industrial	7	$23,852	$—	$—	$—	$23,852
Office, retail, and industrial	1	417	—	—	—	417
Multi-family	1	275	—	—	—	275
Home equity	1	75	—	—	—	75
Total TDRs restructured during the period	10	$24,619	$—	$—	$—	$24,619
Year Ended December 31, 2013
Commercial and industrial	7	$14,439	$—	$2	$—	$14,441
Office, retail, and industrial	6	2,275	30	—	—	2,305
Multi-family	5	1,274	—	57	—	1,331
Construction	2	508	—	—	—	508
Other commercial real estate	5	526	—	—	—	526
Home equity	13	1,189	—	—	—	1,189
1-4 family mortgages	1	132	—	4	—	136
Total TDRs restructured during the period	39	$20,343	$30	$63	$—	$20,436
Year Ended December 31, 2012
Commercial and industrial	5	$3,277	$—	$—	$170	$3,107
Office, retail, and industrial	2	2,416	—	—	—	2,416
Other commercial real estate	5	1,070	—	—	125	945
Home equity	1	19	—	—	—	19
1-4 family mortgages	4	563	—	4	—	567
Total TDRs restructured during the period	17	$7,345	$—	$4	$295	$7,054
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2014, 2013, and 2012 where the default occurred within twelve months of the restructure date.
TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2014		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	2	$125	1	$350	—	$—
Office, retail, and industrial	—	—	—	—	2	837
Other commercial real estate	—	—	3	354	2	717
Home equity	1	77	—	—	—	—
1-4 family mortgages	—	—	—	—	1	62
Total	3	$202	4	$704	5	$1,616

A rollforward of the carrying value of TDRs for the years ended December 31, 2014, 2013, and 2012 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Accruing
Beginning balance	$23,770	$6,867	$17,864
Additions	804	4,847	2,504
Net payments	(1,440)	(723)	(205)
Returned to performing status	(20,656)	(5,529)	(16,619)
Net transfers from non-accrual	1,226	18,308	3,323
Ending balance	3,704	23,770	6,867
Non-accrual
Beginning balance	4,083	10,924	29,842
Additions	23,815	15,589	4,550
Net advances (payments)	1,991	(1,359)	(1,761)
Charge-offs	(8,457)	(1,880)	(10,003)
Transfers to OREO	(302)	(77)	(6,778)
Loans sold	—	(806)	(1,603)
Net transfers to accruing	(1,226)	(18,308)	(3,323)
Ending balance	19,904	4,083	10,924
Total TDRs	$23,608	$27,853	$17,791

For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. TDRs that were returned to performing status totaled $20.7 million, $5.5 million and $16.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.
There were $666,000 and $180,000 in commitments to lend additional funds to borrowers with TDRs as of December 31, 2014 and 2013, respectively.

8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Land	$51,104	$48,590
Premises	148,963	139,336
Furniture and equipment	85,489	81,002
Total cost	285,556	268,928
Accumulated depreciation	(156,473)	(152,751)
Net book value of premises, furniture, and equipment	129,083	116,177
Assets held-for-sale	2,026	4,027
Total premises, furniture, and equipment	$131,109	$120,204

Depreciation on premises, furniture, and equipment totaled $12.2 million in 2014, $11.0 million in 2013, and $10.9 million in 2012.
Operating Leases
As of December 31, 2014, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ended December 31, 2030. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2015	$5,071
2016	4,697
2017	4,592
2018	3,873
2019	2,082
2020 and thereafter	13,031
Total minimum lease payments	$33,346

As part of the Popular acquisition, the Company assumed certain operating leases related to various branches. On the date of acquisition, an intangible liability of $10.6 million was recorded as the cash flows of the leases exceeded the fair market value. This intangible liability will be accreted into income as a reduction to net occupancy and equipment expense using the straight line method over the initial term of each lease, which expire between 2018 to 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
Year ending December 31,
2015	$1,144
2016	1,144
2017	1,144
2018	900
2019	651
2020 and thereafter	5,195
Total accretion	$10,178

The following table presents net operating lease expense for the years ended December 31, 2014, 2013, and 2012.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Lease expense charged to operations (1)	$4,216	$3,123	$3,379
Rental income from premises leased to others (2)	541	531	931
Net operating lease expense	$3,675	$2,592	$2,448

(1)
Includes amounts paid under short-term cancelable leases and included in net occupancy and equipment expense in the Consolidated Statements of Income. As of December 31, 2014, lease expense is net of $453,000 in accretion related to the intangible liability.

(2)	Included as a reduction to net occupancy and equipment expense in the Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2014. It was determined that no impairment existed as of that date. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013, and 2012.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$264,062	$265,477	$265,477
Acquisitions	46,527	—	—
Sale of equity method investment	—	(1,415)	—
Ending balance	$310,589	$264,062	$265,477
During the year ended December 31, 2014, the increase in goodwill resulted from the Popular, Great Lakes, and National Machine Tool acquisitions. See Note 3, "Acquisitions," for additional detail regarding these transactions.
The Company's other intangible assets are core deposit intangibles, which are being amortized over their estimated useful lives. The Company's annual impairment testing was performed as of November 30, 2014 by comparing the carrying value of other intangible assets with our anticipated discounted expected future cash flows, and it was determined that no impairment existed as of that date.

Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2014			2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$33,775	$21,471	$12,304	$33,775	$18,193	$15,582	$34,318	$16,145	$18,173
Additions	14,195	—	14,195	—	—	—	781	—	781
Amortization expense	—	2,889	(2,889)	—	3,278	(3,278)	—	3,372	(3,372)
Fully amortized assets	—	—	—	—	—	—	(1,324)	(1,324)	—
Ending balance	$47,970	$24,360	$23,610	$33,775	$21,471	$12,304	$33,775	$18,193	$15,582
Weighted-average remaining life (in years)			8.0			5.9			6.4
Estimated remaining useful lives (in years)			0.3 to 10.3			0.2 to 11.3			0.7 to 12.3

Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year ending December 31,
2015	$3,920
2016	3,843
2017	3,063
2018	2,138
2019	2,073
2020 and thereafter	8,573
Total	$23,610
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Demand deposits	$2,301,757	$1,911,602
Savings deposits	1,391,444	1,135,155
NOW accounts	1,413,973	1,220,693
Money market deposits	1,509,026	1,290,868
Time deposits less than $100,000	859,441	820,925
Time deposits greater than $100,000	412,117	386,858
Total deposits	$7,887,758	$6,766,101

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year ending December 31,
2015	$865,149
2016	211,496
2017	89,061
2018	38,623
2019	66,961
2020 and thereafter	268
Total	$1,271,558

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Securities sold under agreements to repurchase	$137,994	$109,792
FHLB advances	—	114,550
Total borrowed funds	$137,994	$224,342
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by the Treasury and U.S. agency securities and are held in third party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2014, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. During 2014, the Company prepaid $114.6 million of FHLB advances. This transaction resulted in a $2.1 million pre-tax loss on the early extinguishment of debt and is included in other noninterest income in the Consolidated Statements of Income. At December 31, 2013, FHLB advances totaled $114.6 million with a weighted average interest rate of 1.34%.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2014 and 2013.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Available federal funds lines	$685,500	$681,100
FRBs Discount Window Primary Credit Program	675,507	632,498
Correspondent bank line of credit	35,000	—
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets. At December 31, 2014, the Company had a $35.0 million short-term, unsecured revolving line of credit with a correspondent bank that it allowed to expire on January 20, 2015.

12.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

		As of December 31,
	Interest Rate	2014	2013
Senior notes due in 2016	5.875%	$114,768	$114,645
Subordinated notes due in 2016	5.850%	38,495	38,491
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT") due in 2033	6.950%	37,797	37,796
Great Lakes Statutory Trust II ("GLST II") due in 2035	3 month LIBOR + 1.400%	4,202	—
Great Lakes Statutory Trust III ("GLST III") due in 2037	3 month LIBOR + 1.700%	5,607	—
Total junior subordinated debentures		47,606	37,796
Total senior and subordinated debt		$200,869	$190,932
Junior Subordinated Debentures
FMCT is a Delaware statutory business trust that was formed in 2003. During the fourth quarter of 2014, the Company acquired two Delaware statutory business trusts, GLST II and GLST III, in the Great Lakes transaction. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis. The statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.
Debt Retirement
The Company repurchased and retired $24.0 million of junior subordinated debentures at a premium of 3.5% during 2013. This transaction resulted in the recognition of a pre-tax loss of $1.0 million and is included in other noninterest income in the Consolidated Statements of Income.
13.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On December 2, 2014, the Company issued 2,440,754 shares of its $0.01 par value common stock at a price of $15.737 as part of the consideration in the Great Lakes acquisition. Additional information regarding the acquisition is presented in Note 3, "Acquisitions."
Authorized Common Stock
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
Quarterly Dividend on Common Shares
The Board of Directors of First Midwest Bancorp, Inc. ("the Board") declared quarterly stock dividends of $0.01 per share from 2012 through the first quarter of 2013. The Company increased the quarterly dividend to $0.04 per share during the second quarter of 2013, to $0.07 per share during the fourth quarter of 2013, and to $0.08 per share during the second quarter of 2014.
There were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2014.

14.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings (loss) per share.
Basic and Diluted Earnings (Loss) per Common Share
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$69,306	$79,306	$(21,054)
Net (income) loss applicable to non-vested restricted shares	(836)	(1,107)	306
Net income (loss) applicable to common shares	$68,470	$78,199	$(20,748)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	74,484	73,984	73,665
Dilutive effect of common stock equivalents	12	10	1
Weighted-average diluted common shares outstanding	74,496	73,994	73,666
Basic earnings (loss) per common share	$0.92	$1.06	$(0.28)
Diluted earnings (loss) per common share	0.92	1.06	(0.28)
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	1,198	1,462	1,759

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

15.  INCOME TAXES
Components of Income Tax Expense (Benefit)
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$16,343	$4,744	$—
State	(1,388)	10,504	1
Total	14,955	15,248	1
Deferred income tax expense (benefit):
Federal	7,901	31,572	(23,728)
State	8,314	1,895	(5,155)
Total	16,215	33,467	(28,883)
Total income expense (benefit)	$31,170	$48,715	$(28,882)
Federal income tax expense (benefit) and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income (loss) and state income taxes. State income tax expense (benefit) and the related effective income tax rate are driven by the amount of state tax-exempt income in relation to pre-tax income (loss) and state tax rules for consolidated/combined reporting and sourcing of income and expense.
Income tax expense totaled $31.2 million for the year ended December 31, 2014 compared to income tax expense of $48.7 million for the year ended December 31, 2013 and an income tax benefit of $28.9 million for the year ended December 31, 2012. The decrease in income tax expense in 2014 was driven primarily by a decrease in income subject to tax at statutory rates. The increase in income tax expense from 2012 to 2013 was the result of an increase in income subject to tax at statutory rates and to a non-deductible BOLI modification loss recorded in 2013.
Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.

Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Deferred tax assets:
Alternative minimum tax ("AMT") and other credit carryforwards	$29,007	$19,184
Federal net operating loss ("NOL") carryforwards	—	14,579
Allowance for credit losses	26,078	30,492
Unrealized losses on securities	18,527	21,374
OREO	3,480	6,541
State NOL carryforwards	11,917	15,859
Other	18,390	19,049
Total deferred tax assets	107,399	127,078
Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(11,181)	(16,977)
Accrued retirement benefits	(6,732)	(7,095)
Depreciation	(845)	(2,111)
Cancellation of indebtedness income	(4,272)	(5,340)
Other	(3,978)	(6,313)
Total deferred tax liabilities	(27,008)	(37,836)
Deferred tax valuation allowance	—	—
Net deferred tax assets	80,391	89,242
Tax effect of adjustments related to other comprehensive income (loss)	11,294	18,382
Net deferred tax assets including adjustments	$91,685	$107,624
Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2032	$—	$41,654
Illinois gross NOL carryforwards, begin to expire in 2021	232,834	290,076
Indiana gross NOL carryforwards, begin to expire in 2022	17,192	16,112
Alternative minimum tax credits	25,739	16,090
Other credits, begin to expire in 2028	3,268	3,094
Included in the net deferred tax assets balance at December 31, 2014 are $7.4 million of net deferred tax assets acquired from the Popular, National Machine Tool, and Great Lakes transactions.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.
Components of Effective Tax Rate

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(7.5)%	(6.2)%	16.8%
State income tax, net of federal income tax effect	4.5%	6.4%	7.0%
Net other	(1.0)%	2.9%	(1.0)%
Effective tax rate	31.0%	38.1%	57.8%
The change in effective tax rate from the year ended December 31, 2013 to the year ended December 31, 2014 was the result of a decrease in income subject to tax at statutory rates. The change in effective tax rate from the year ended December 31, 2012 to the year ended December 31, 2013 was the result of an increase in income subject to tax at statutory rates and a non-deductible BOLI modification loss recorded in 2013.

As of December 31, 2014, 2013, and 2012, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. In 2012, the Internal Revenue Service completed audits of the Company's 2006-2010 federal income tax returns and Illinois completed audits of the Company's 2008-2009 Illinois income tax returns. No significant adjustments were proposed in these audits.
Federal income tax returns filed by the Company are no longer subject to examination by federal income tax authorities for years prior to 2011. The Company is no longer subject to examination by Illinois, Indiana, Iowa and Wisconsin tax authorities for years prior to 2011.
Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$279	$—	$368
Additions for tax positions relating to the current year	635	279	—
Reductions for tax positions relating to prior years	(2)	—	—
Reductions for settlements with taxing authorities	—	—	(368)
Ending balance	$912	$279	$—
Interest and penalties not included above (1):
Interest (benefit) expense, net of tax effect, and penalties	$4	$—	$(52)
Accrued interest and penalties, net of tax effect, at end of year	4	—	—

(1)	Included in income tax expense (benefit) in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance at December 31, 2014 and 2013 are tax positions totaling $597,000 and $181,000, respectively, that would favorably affect the Company's effective tax rate if recognized in future periods.

16.  EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan") that covers qualified employees who meet certain eligibility requirements. During 2014, the Profit Sharing Plan was amended to give qualified employees the option to increase contributions from 45% (15% for certain highly compensated employees) to 100% (including certain highly compensated employees) of their pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. The amendment also increased the Company’s matching contribution from a maximum of 2% to 4% of the eligible employee's compensation. In addition, pursuant to the amendment, the Company makes certain automatic and transition contributions. On an annual basis, the Company automatically contributes 2% of the employee's eligible compensation regardless of voluntary contributions made by the employee. Transition contributions of up to 4% will be made through December 31, 2015 for certain employees who were active participants in the defined benefit retirement plan (the "Pension Plan"), which was frozen in 2013. The amendment did not change the discretionary profit sharing component of the Profit Sharing Plan, which permits the Company to distribute up to 15% of the employee's compensation. The Company's matching and transition contributions vest immediately, while the automatic and discretionary components vest over six years.

Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Profit sharing expense (1)	$6,354	$2,914	$2,532
Company dividends received by the Profit Sharing Plan	$428	$159	$71
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,364,558	1,426,708	1,743,085
Fair value	$23,348	$25,010	$21,823

(1)	Included in retirement and other employee benefits in the Consolidated Statements of Income.
Pension Plan
The Company sponsors the Pension Plan which provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of new participants. During 2013, the Board of Directors approved an amendment to freeze benefit accruals under the Pension Plan effective on January 1, 2014. Based on December 31, 2013 actuarial assumptions, the amendment decreased the pension obligation by $9.9 million and increased other comprehensive income (loss) by $5.9 million, after tax. These actions reduced 2013 pension expense by approximately $1.0 million.
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

Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Accumulated benefit obligation	$67,283	$61,292
Change in projected benefit obligation:
Beginning balance	$61,292	$72,855
Service cost	—	2,600
Interest cost	2,346	2,414
Curtailment	—	(9,947)
Settlements	(6,502)	—
Actuarial loss (gain)	10,508	(1,494)
Benefits paid	(361)	(5,136)
Ending balance	$67,283	$61,292
Change in fair value of plan assets:
Beginning balance	$74,370	$63,501
Actual return on plan assets	4,686	9,005
Benefits paid	(361)	(5,136)
Employer contributions	—	7,000
Settlements	(6,502)	—
Ending balance	$72,193	$74,370
Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent asset	$4,910	$13,078
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—
Net loss	19,911	10,784
Net amount recognized	$19,911	$10,784
Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	29.6%	17.6%
Fair value of plan assets	27.6%	14.5%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$—	$—
Net loss	401	215
Net amount expected to be recognized	$401	$215
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	3.60%	4.30%
Rate of compensation increase (1)	N/A	N/A
N/A – Not applicable.

(1)
The rate of compensation increase is no longer applicable in determining the present value of the projected benefit obligation due to the amendment to freeze benefit accruals, which is discussed above.

Expected amortization of net actuarial losses – To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the future working life of the Pension Plan participants. In connection with the freeze of benefit accruals under the Pension Plan in 2013, the Company changed its policy to amortize net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2014 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income (loss) is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2014		2013	2012
Components of net periodic benefit cost:
Service cost	$—		$2,600	$2,862
Interest cost	2,346		2,414	2,720
Expected return on plan assets	(4,931)		(4,299)	(4,456)
Recognized net actuarial loss	249		1,453	1,684
Amortization of prior service cost	—		1	3
Recognized settlement loss	1,377		—	—
Net periodic (income) cost	(959)		2,169	2,813
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income (loss):
Net (loss) gain for the period	(10,752)		16,146	(8,207)
Amortization of prior service cost	—		1	4
Amortization of net loss	1,625		1,453	1,683
Total unrealized (loss) gain	(9,127)		17,600	(6,520)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(8,168)		$15,431	$(9,333)
Weighted-average assumptions used to determine the net periodic cost:
Discount rate	4.30%		3.40%	4.40%
Expected return on plan assets	7.25%		7.25%	7.25%
Rate of compensation increase	N/A	(1)	2.50%	2.50%
N/A – Not applicable.

(1)	The rate of compensation increase is no longer applicable in determining the net periodic cost due to the amendment to freeze benefit accruals, which is discussed above.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets (1)
			2014	2013
Asset Category:
Equity securities	50 - 60%	$42,826	59%	63%
Fixed income	30 - 48%	25,832	36%	30%
Cash equivalents	2 - 10%	3,535	5%	7%
Total		$72,193	100%	100%

(1)	Additional information regarding the fair value of Pension Plan assets at December 31, 2014 can be found in Note 22, "Fair Value."
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
Estimated future pension benefit payments for fiscal years ending December 31, 2015 through 2024 are as follows.
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2015	$5,298
2016	5,397
2017	4,886
2018	4,324
2019	4,085
2020-2024	17,518
17.  SHARE-BASED COMPENSATION
Share-Based Plans
Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees.
From the inception of the Omnibus Plan through the end of 2008, certain key employees were granted nonqualified stock options. The option exercise price is the average of the high and low price of the Company's common stock on the grant date. All options have a term of ten years from the grant date, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships.
Since 2008, the Company has granted restricted stock and restricted stock unit awards instead of nonqualified stock options to certain key employees. Both restricted stock and restricted stock unit awards vest over three years, with 50% vesting on the second anniversary of the grant date and the remaining 50% vesting on the third anniversary of the grant date, provided the employee remains employed by the Company during this period (subject to accelerated vesting in the event of a change-in-control or upon certain terminations of employment, as set forth in the applicable award agreement). The fair value of the awards is determined based on the average of the high and low price of the Company's common stock on the grant date.
Since 2013, the Company has also granted performance shares to certain key employees. Recipients will earn performance shares totaling between 0% and 200% of the number of performance shares granted based on achieving certain performance metrics. Performance shares may be earned based on achieving an internal metric (core return on average tangible common equity) and an external metric (relative total shareholder return) over a three year period. Each metric is weighted at 50% of the total award opportunity. If earned, and assuming continued employment, the performance shares vest one-third at the completion of the three-year performance period and one-third at the end of the first and second years thereafter. The fair value of the performance shares that are dependent on the internal metric is determined based on the average of the high and low stock price on the grant date. An estimate is made as to the number of shares expected to vest as a result of actual performance against the internal metric to determine the amount of compensation expense to be recognized, which is re-evaluated quarterly. The fair value of the performance shares that are dependent on the external metric is determined using a Monte Carlo simulation model on the grant date assuming 100% of the shares are earned and issued.
Nonemployee Directors Stock Plan (the "Directors Plan") – In 1997, the Board adopted the Directors Plan, which provides for the grant of equity awards to non-management Board members. Until 2008, only nonqualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the average of the high and low price of the Company's common stock on the grant date. All options have a term of 10 years from the grant date.

In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards, among other items. The awards are restricted as to transfer, but are not restricted as to voting rights. Dividends accrue and are paid at the vesting date. Both the options and the restricted stock awards vest one year from the grant date subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.
Both the Omnibus Plan and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2014
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,237,337
Directors Plan	481,250	75,294
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
Salary Stock Awards Granted

	Years ended December 31,
	2014	2013	2012
Shares granted	—	8,693	10,983
Weighted-average price	$—	$14.30	$11.51
Stock Options
Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Options outstanding beginning balance	1,436	$32.99
Expired	(283)	33.23
Options outstanding ending balance	1,153	$32.93	1.62	$215
Exercisable at the end of the year	1,153	$32.93	1.62	$215

(1)	Represents the average remaining contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2014. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model. No stock options were granted or exercised and no stock option award modifications were made during the three years ended December 31, 2014.

Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2014
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	1,123	$12.10	127	$12.68
Granted	417	16.13	118	16.13
Vested	(474)	11.79	—	11.79
Forfeited	(69)	13.53	(7)	13.53
Non-vested awards ending balance	997	$13.79	238	$14.36

Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$16.13	$13.01	$11.35
Total fair value of restricted stock and restricted stock unit awards vested during the year	7,546	4,917	4,921
Income tax benefit realized from the vesting/release of restricted stock and restricted stock unit awards	2,939	1,966	1,884
There were no performance shares that vested during the periods presented. No restricted stock, restricted stock unit, and performance share award modifications were made during the periods presented.
Compensation Expense
The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Restricted stock, restricted unit, and performance share award expense	$5,926	$5,779	$5,877
Salary stock award expense	—	124	127
Total share-based compensation expense	5,926	5,903	6,004
Income tax benefit	2,424	2,414	2,456
Share-based compensation expense, net of tax	$3,502	$3,489	$3,548
Unrecognized compensation expense	$6,937	$6,327	$5,674
Weighted-average amortization period remaining (in years)	1.3	1.2	1.1

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
19.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $60.0 million at December 31, 2014 and $68.7 million at December 31, 2013 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2015 of $61.2 million plus its net profits for 2015, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
As of December 31, 2014, the Company and the Bank met all capital adequacy requirements. As of December 31, 2014, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.
The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and the Bank to be categorized as "well-capitalized."

Summary of Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2014
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$884,692	11.23	$630,140	8.00	N/A	N/A
First Midwest Bank	931,829	12.30	606,038	8.00	$757,547	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	802,483	10.19	315,070	4.00	N/A	N/A
First Midwest Bank	857,362	11.32	303,019	4.00	454,528	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	802,483	9.03	355,362	4.00	N/A	N/A
First Midwest Bank	857,362	9.76	351,222	4.00	439,028	5.00
As of December 31, 2013
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$841,787	12.39	$543,573	8.00	N/A	N/A
First Midwest Bank	897,255	13.86	517,721	8.00	$647,152	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	741,414	10.91	271,787	4.00	N/A	N/A
First Midwest Bank	816,286	12.61	258,861	4.00	388,291	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	741,414	9.18	242,277	4.00	N/A	N/A
First Midwest Bank	816,286	10.24	239,065	4.00	398,442	5.00

In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2014, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, may make a one-time permanent election to continue to exclude these items, and the Company and the Bank expect to make such an election.

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

The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2014.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Gross notional amount outstanding	$12,793	$14,730
Derivative liability fair value	(1,032)	(1,472)
Weighted-average interest rate received	2.07%	2.08%
Weighted-average interest rate paid	6.37%	6.39%
Weighted-average maturity (in years)	2.95	3.76
Fair value of assets needed to settle derivative transactions (1)	1,057	1,502

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the years ended December 31, 2014, 2013, and 2012, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
During the year ended December 31, 2014, the Company hedged $325.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $325.0 million of borrowed funds using four forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The four forward starting interest rate swaps begin in 2015 and 2016 and mature in 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Gross notional amount outstanding	$650,000	$—
Derivative asset fair value	1,166	—
Derivative liability fair value	(3,096)	—
Weighted-average interest rate received	1.63%	—
Weighted-average interest rate paid	0.16%	—
Weighted-average maturity (in years)	4.52	—
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge ineffectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the year ended December 31, 2014, there were no gains or losses related to cash flow hedge ineffectiveness. As of December 31, 2014, the Company estimates that $5.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $2.2 million and $2.8 million were recorded in noninterest income for the years ended December 31, 2014 and 2013, respectively. There were no transaction fees related to commercial customer derivative instruments for the year ended December 31, 2012.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Gross notional amount outstanding	$527,893	$256,638
Derivative asset fair value	7,852	2,235
Derivative liability fair value	(7,852)	(2,235)
Fair value of assets needed to settle derivative transactions (1)	8,130	1,305

(1)	This amount represents the fair value if credit risk related contingent factors were triggered.
The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2014 and 2013. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At December 31, 2014 and 2013, these collateral agreements covered 100% of the fair value of the Company’s outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial

Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2014 and 2013.
Offsetting Derivatives
(Dollar amounts in thousands)

	Derivative Assets		Derivative Liabilities
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Gross amounts recognized	$9,018	$2,235	$11,980	$3,707
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	9,018	2,235	11,980	3,707
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,195)	(704)	(1,195)	(704)
Cash collateral pledged	—	—	(10,785)	(3,003)
Net credit exposure	$7,823	$1,531	$—	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2014 and 2013, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2014 and 2013, the Company was not in violation of these provisions.
21.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,299,683	$1,077,201
Commercial real estate	170,573	133,867
Home equity	317,783	268,311
Other commitments (1)	194,556	181,702
Total commitments to extend credit	$1,982,595	$1,661,081
Standby letters of credit	$110,639	$110,453
Recourse on assets sold:
Unpaid principal balance of loans sold	$185,910	$170,330
Carrying value of recourse obligation (2)	155	162

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.

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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2014 or 2013.
During 2012, the Company entered into two forward commitments with the FHLB to borrow $250 million for a five year period beginning in 2014 at a weighted average interest rate of 2.0%. The Company terminated these forward commitments during 2013, resulting in a gain of $7.8 million recorded as a component of noninterest income in the Consolidated Statement of Income.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2014. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.
22.  FAIR VALUE
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2014			As of December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,725	$—	$—	$1,847	$—	$—
Mutual funds	15,735	—	—	15,470	—	—
Total trading securities	17,460	—	—	17,317	—	—
Securities available-for-sale:
U.S. Agency securities	—	30,431	—	—	500	—
CMOs	—	534,156	—	—	475,768	—
Other MBSs	—	159,765	—	—	136,164	—
Municipal securities	—	423,820	—	—	461,393	—
CDOs	—	—	33,774	—	—	18,309
Corporate debt securities	—	1,802	—	—	14,929	—
Equity securities	—	3,261	—	44	5,618	—
Total securities available-for- sale	—	1,153,235	33,774	44	1,094,372	18,309
Mortgage servicing rights (1)	—	—	1,728	—	—	1,893
Derivative assets (1)	—	9,018	—	—	2,235	—
Liabilities:
Derivative liabilities (2)	$—	$11,980	$—	$—	$3,707	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Securities Available-for-Sale
The Company’s available-for-sale securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 in the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to estimate the fair value of these securities to determine whether the valuations represent an exit price in the Company’s principal markets.
CDOs are classified in level 3 in the fair value hierarchy. The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology is based on a credit analysis and historical financial data for each of the issuers underlying the CDOs (the "Issuers"). These estimates are highly subjective and sensitive to several significant, unobservable inputs. The cash flows for each Issuer are then discounted to present values using LIBOR plus an adjustment to reflect the impact of market factors. Finally, the discounted cash flows for each Issuer are aggregat ed to derive the estimated fair value for the specific CDO. The following table presents the ranges of unobservable inputs used by the Company as of December 31, 2014.
Unobservable Inputs Used in the Valuation of CDOs

As of December 31,
2014
Probability of prepayment	2.9% - 15.2%
Probability of default	18.4% - 57.7%
Loss given default	83.8% - 97.0%
Probability of deferral cure	6.7% - 75.0%
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
Changes in any of these key inputs could result in a significantly higher or lower estimate of fair value for each CDO. The timing of the default, the magnitude of the default, and the timing and magnitude of the cure probability are directly interrelated. Defaults that occur sooner and/or are greater than anticipated have a negative impact on the valuation. In addition, a high cure probability assumption has a positive effect on the fair value, and, if a cure event takes place sooner than anticipated, the impact on the valuation is also favorable.
During the year ended December 31, 2014, the Company observed market activity for similar CDO securities. This increase in market activity allowed the Company to obtain market prices from dealer market participants that were used in management's valuation process as of December 31, 2014.
Management monitors the valuation results of each CDO on a quarterly basis, which includes an analysis of historical pricing trends and market activity for similar securities, consideration of overall economic conditions (such as movements in LIBOR curves), and the performance in the Issuers' industries. Annually, management validates significant assumptions by reviewing detailed back-testing performed by the structured credit valuation firm.
A rollforward of the carrying value of CDOs for the three years ended December 31, 2014 is presented in the following table.
Rollforward of Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$18,309	$12,129	$13,394
Additions	6,549	—	—
Total income (loss):
OTTI included in earnings (1)	—	—	(2,226)
Change in other comprehensive income (loss) (2)	13,495	6,180	961
Sales and paydowns (3)	(4,579)	—	—
Ending balance	$33,774	$18,309	$12,129
Change in unrealized losses recognized in earnings related to securities still held at end of period	$—	$—	$(2,226)

(1)	Included in net securities gains (losses) in the Consolidated Statements of Income and related to securities still held at the end of the period.

(2)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.

(3)
During the year ended December 31, 2014, one CDO with a carrying value of $1.3 million and four CDOs totaling $2.9 million, which were acquired in the Great Lakes transaction, were sold. In addition, one CDO with a carrying value of zero was sold during the year ended December 31, 2013.

Mortgage Servicing Rights
The Company services mortgage loans owned by third parties and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. Mortgage servicing rights are recorded at fair value and are included in other assets in the Consolidated Statements of Financial Condition. Therefore, the Company determines the fair value of mortgage servicing rights by estimating the present value of expected future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2014 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.
A rollforward of the carrying value of mortgage servicing rights for the three years ended December 31, 2014 is presented in the following table.
Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$1,893	$985	$929
New mortgage servicing rights	315	1,060	347
Total (losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	(480)	63	(72)
Other changes in fair value (2)	—	(215)	(219)
Ending balance	$1,728	$1,893	$985
Contractual servicing fees earned during the year (1)	$520	$418	$209
Total amount of loans being serviced for the benefit of others at the end of the year	220,372	214,458	109,730

(1)	Included in mortgage banking income in the Consolidated Statements of Income and relate to assets still held at the end of the year.

(2)	Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.
Derivative Assets and Derivative Liabilities
The Company enters into interest rate swaps and derivative transactions with commercial customers. These derivative transactions are executed in the dealer market, and pricing is based on market quotes obtained from the counterparties. The market quotes were developed using market observable inputs, which primarily include LIBOR. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparties are representative of an exit price.

Pension Plan Assets
Although Pension Plan assets are not consolidated in the Company's Consolidated Statements of Financial Condition, they are required to be measured at fair value on an annual basis. The fair value of Pension Plan assets is presented in the following table by level in the fair value hierarchy.
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$25,499	$—	$25,499	$23,896	$—	$23,896
U.S. government and government agency securities	7,879	8,063	15,942	7,261	8,930	16,191
Corporate bonds	—	6,599	6,599	—	5,984	5,984
Common stocks	14,149	—	14,149	17,261	—	17,261
Common trust funds	—	10,004	10,004	—	11,038	11,038
Total pension plan assets	$47,527	$24,666	$72,193	$48,418	$25,952	$74,370

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2014			As of December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$23,799	$—	$—	$13,103
OREO (2)	—	—	22,760	—	—	13,347
Loans held-for-sale (3)	—	—	9,459	—	—	4,739
Assets held-for-sale (4)	—	—	2,026	—	—	4,027

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
Collateral-Dependent Impaired Loans
Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% - 15%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

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
Loans Held-for-Sale
Loans held-for-sale consisted of 1-4 family mortgage loans, which were originated with the intent to sell, and one commercial real estate loan as of both December 31, 2014 and 2013. These loans were transferred to the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale consist of former branches that are no longer in operation, which were transferred into the held-for-sale category at the lower of their fair value as determined by a current appraisal or their recorded investment. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment and the use of significant unobservable inputs. As discussed in Note 9, "Goodwill and Other Intangible Assets," the annual impairment tests indicated no impairment existed.
If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets as a level 3 non-recurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 9, "Goodwill and Other Intangible Assets."
Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2014		As of December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$117,315	$117,315	$110,417	$110,417
Interest-bearing deposits in other banks	2	488,947	488,947	476,824	476,824
Securities held-to-maturity	2	26,555	27,670	44,322	43,387
FHLB and FRB stock	2	37,558	37,558	35,161	35,161
Net loans	3	6,664,159	6,532,622	5,628,855	5,544,146
FDIC indemnification asset	3	8,452	3,626	16,585	7,829
Investment in BOLI	3	206,498	206,498	193,167	193,167
Accrued interest receivable	3	27,506	27,506	25,735	25,735
Other interest-earning assets	3	3,799	3,904	6,550	6,809
Liabilities:
Deposits	2	$7,887,758	$7,879,413	$6,766,101	$6,765,404
Borrowed funds	2	137,994	137,994	224,342	226,839
Senior and subordinated debt	1	200,869	199,226	190,932	201,147
Accrued interest payable	2	2,324	2,324	2,400	2,400

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
FHLB and FRB Stock – The carrying amounts approximate fair value as the stock is non-marketable.
Net Loans – Net loans includes loans held-for-investment, acquired loans, covered loans, and the allowance for loan and covered loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
The fair value of the covered loan portfolio is determined by discounting the expected future cash flows at a market interest rate, which is derived from LIBOR swap rates over the life of those loans. The expected future cash flows are derived from the contractual terms of the covered loans, net of any projected credit losses. For valuation purposes, these loans are placed into groups with similar characteristics and risk factors, where appropriate. The timing and amount of credit losses for each group are estimated using historical default and loss experience, current collateral valuations, borrower credit scores, and internal risk ratings. For individually significant loans or credit relationships, the estimated fair value is determined by a specific loan level review utilizing appraised values for collateral and projections of the timing and amount of expected future cash flows.
FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is calculated by discounting the expected future cash flows to be received from the FDIC. The expected future cash flows are estimated by multiplying anticipated losses on covered loans and covered OREO by the reimbursement rates in the FDIC Agreements.
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
Commitments to Extend Credit and Letters of Credit – The Company estimated the fair value of lending commitments outstanding to be immaterial based on (i) the limited interest rate exposure of the commitments outstanding due to their variable nature, (ii) the short-term nature of the commitment periods, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

23.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans and has transactions with certain of its directors and executive officers. All of these loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2014 and 2013, loans to directors and executive officers totaled $31.8 million and $27.6 million, respectively, and were not greater than 5% of stockholders' equity.
24.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2014	2013
Assets
Cash and interest-bearing deposits	$43,546	$13,071
Investments in and advances to subsidiaries	1,211,244	1,120,745
Goodwill	13,625	8,943
Other assets	79,468	77,948
Total assets	$1,347,883	$1,220,707
Liabilities and Stockholders' Equity
Senior and subordinated debt	$200,869	$190,932
Accrued expenses and other liabilities	46,239	28,333
Stockholders' equity	1,100,775	1,001,442
Total liabilities and stockholders' equity	$1,347,883	$1,220,707

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Income
Dividends from subsidiaries	$56,881	$54,200	$38,000
Interest income	1,502	1,067	619
Net losses on early extinguishment of debt	—	(1,034)	(558)
Securities transactions and other	6,451	37,485	1,982
Total income	64,834	91,718	40,043
Expenses
Interest expense	12,062	13,607	14,840
Salaries and employee benefits	12,589	15,198	13,232
Other expenses	5,867	5,792	5,740
Total expenses	30,518	34,597	33,812
Income before income tax benefit (expense) and equity in undistributed income (loss) of subsidiaries	34,316	57,121	6,231
Income tax benefit (expense)	8,710	(962)	13,070
Income before undistributed income (loss) of subsidiaries	43,026	56,159	19,301
Equity in undistributed income (loss) of subsidiaries	26,280	23,147	(40,355)
Net income (loss)	69,306	79,306	(21,054)
Net (income) loss applicable to non-vested restricted shares	(836)	(1,107)	306
Net income (loss) applicable to common shares	$68,470	$78,199	$(20,748)

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$69,306	$79,306	$(21,054)
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(26,280)	(23,147)	40,355
Depreciation of premises, furniture, and equipment	6	7	6
Net gains on sales of securities	(5,702)	(34,119)	—
Net losses on early extinguishment of debt	—	1,034	558
Share-based compensation expense	5,926	5,903	6,004
Tax (expense) benefit related to share-based compensation	(106)	(10)	170
Net decrease (increase) in other assets	4,599	1,084	(6,207)
Net increase (decrease) in other liabilities	14,063	(1,624)	1,366
Net cash provided by operating activities	61,812	28,434	21,198
Investing Activities
Purchases of securities available-for-sale	—	(46,532)	(5,811)
Proceeds from sales and maturities of securities available-for-sale	8,540	43,329	—
Purchase of premises, furniture, and equipment	—	—	(18)
Cash received from acquisitions, net of cash paid	(15,809)	—	—
Net cash used in investing activities	(7,269)	(3,203)	(5,829)
Financing Activities
Payments for retirement of subordinated debt	—	(24,094)	(37,033)
Treasury stock activity	369	—	—
Cash dividends paid	(22,568)	(7,508)	(2,977)
Restricted stock activity	(2,781)	(1,607)	(1,469)
Excess tax benefit (expense) related to share-based compensation	912	79	(21)
Net cash used in financing activities	(24,068)	(33,130)	(41,500)
Net increase (decrease) in cash and cash equivalents	30,475	(7,899)	(26,131)
Cash and cash equivalents at beginning of year	13,071	20,970	47,101
Cash and cash equivalents at end of year	$43,546	$13,071	$20,970

Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$38,300	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2014 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2014, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited First Midwest Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND
CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (54)	President and Chief Executive Officer of the Company since 2008; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (56)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011, and before that in numerous leadership positions in commercial banking at Bank of America and LaSalle Bank.	2011
Kent S. Belasco (64)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2011; prior thereto, Executive Vice President and Chief Information Officer of the Bank.	2004
Nicholas J. Chulos (55)	Executive Vice President, Corporate Secretary, and General Counsel since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Paul F. Clemens (62)	Executive Vice President and Chief Financial Officer of the Company and the Bank.	2006
Robert P. Diedrich (51)	Executive Vice President and Director of Wealth Management of the Bank since 2011; prior thereto, President of the Wealth Management Division of First Midwest Bank.	2004
Caryn J. Guinta (64)	Executive Vice President and Director of Employee Resources of the Bank since 2005.	2013
James P. Hotchkiss (58)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Kevin L. Moffitt (55)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2011; prior thereto, Executive Vice President and Audit Services Director of the Company since 2009.	2009
Thomas M. Prame (45)	Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (36)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
Michael C. Spitler (61)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank since 2011; and prior thereto, Senior Vice President and Managing Senior Credit Officer for Fifth Third Bank, Chicago affiliate, West Region and Structured Finance Group.	2013
Additional information required in response to this item will be contained in the Company’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on May 20, 2015 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on May 20, 2015 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on May 20, 2015 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2014, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, performance shares, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders (1)	1,153,213	$32.93	2,312,631
Not approved by security holders (2)	5,337	17.67	—
Total	1,158,550	32.86	2,312,631

(1)
Includes all outstanding options and restricted stock, restricted stock unit, and performance share awards under the Company's Omnibus Stock and Incentive Plan and the Non-Employee Directors' Stock Plan (the "Plans"). Additional information and details about the Plans are also disclosed in Notes 1 and 17 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Restricted stock, restricted stock units, and performance shares that do not vest or are not earned, as well as the shares underlying options that expire unexercised, are added to the number of securities available for future issuance.

(2)	Represents shares underlying deferred stock units credited under the Company's Nonqualified Retirement Plan ("NQ Plan"), payable on a one-for-one basis in shares of common stock.
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,337 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on May 20, 2015 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be held on May 20, 2015 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.
Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.
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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2014

3.3
Amended and Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

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

4.3
Second Amendment to Rights Agreements dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company's Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 17, 2005.

4.4
Third Amendment to Rights Agreements dated December 3, 2008, is incorporated herein by reference to Exhibit 4.4 of the Company's Amendment No. 4 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 9, 2008.

4.5	Form of Common Stock Certificate.
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

10.2
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Annex A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.

10.3
Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

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

10.11
Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.12
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.13
Form of Indemnification Agreement between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.14
Employment Agreement between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.15
Employment Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.16
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

10.18
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

10.25
Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain of its officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.26
Form of Restricted Stock Unit grant between the Company and certain retirement-eligible officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

10.27
Nonqualified Stock Option Letter Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.28
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

10.32
First Midwest Bancorp, Inc. Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2014 is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.33
Form of Performance Share Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Company's Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" on Form 10-K for the year ended December 31, 2014.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

32.1 (1)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

32.2 (1)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
Michael L. Scudder
President, Chief Executive Officer, and Director
March 2, 2015
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 2, 2015.
Signatures

/s/ ROBERT P. O'MEARA	Chairman of the Board
Robert P. O'Meara
/s/ MICHAEL L. SCUDDER	President, Chief Executive Officer, and Director
Michael L. Scudder
/s/ PAUL F. CLEMENS	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
Paul F. Clemens
/s/ BARBARA A. BOIGEGRAIN	Director
Barbara A. Boigegrain
/s/ JOHN F. CHLEBOWSKI, JR.	Director
John F. Chlebowski, Jr.
/s/ BROTHER JAMES GAFFNEY, FSC	Director
Brother James Gaffney, FSC
/s/ PHUPINDER S. GILL	Director
Phupinder S. Gill
/s/ PETER J. HENSELER	Director
Peter J. Henseler
/s/ PATRICK J. MCDONNELL	Director
Patrick J. McDonnell
/s/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick
/s/ MARK G. SANDER	Director
Mark G. Sander
/s/ MICHAEL J. SMALL	Director
Michael J. Small
/s/ JOHN L. STERLING	Director
John L. Sterling
/s/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude