Form 10-Q
period 2015-03-31
FIRST MIDWEST BANCORP INC
filed 2015-05-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of April 30, 2015, there were 77,966,225 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2015	December 31, 2014
Assets			(Unaudited)
Cash and due from banks			$126,450	$117,315
Interest-bearing deposits in other banks			492,607	488,947
Trading securities, at fair value			18,374	17,460
Securities available-for-sale, at fair value			1,151,603	1,187,009
Securities held-to-maturity, at amortized cost			25,861	26,555
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			38,748	37,558
Loans, excluding covered loans			6,741,521	6,657,418
Covered loans			62,830	79,435
Allowance for loan and covered loan losses			(70,990)	(72,694)
Net loans			6,733,361	6,664,159
Other real estate owned ("OREO"), excluding covered OREO			26,042	26,898
Covered OREO			7,309	8,068
Federal Deposit Insurance Corporation ("FDIC") indemnification asset			8,540	8,452
Premises, furniture, and equipment, net			128,698	131,109
Investment in bank-owned life insurance ("BOLI")			207,190	206,498
Goodwill and other intangible assets			333,202	334,199
Accrued interest receivable and other assets			200,611	190,912
Total assets			$9,498,596	$9,445,139
Liabilities
Noninterest-bearing deposits			$2,339,492	$2,301,757
Interest-bearing deposits			5,575,187	5,586,001
Total deposits			7,914,679	7,887,758
Borrowed funds			131,200	137,994
Senior and subordinated debt			200,954	200,869
Accrued interest payable and other liabilities			135,813	117,743
Total liabilities			8,382,646	8,344,364
Stockholders’ Equity
Common stock			882	882
Additional paid-in capital			441,689	449,798
Retained earnings			912,387	899,516
Accumulated other comprehensive loss, net of tax			(12,805)	(15,855)
Treasury stock, at cost			(226,203)	(233,566)
Total stockholders’ equity			1,115,950	1,100,775
Total liabilities and stockholders’ equity			$9,498,596	$9,445,139

	March 31, 2015		December 31, 2014
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	88,228	—	88,228
Shares outstanding	—	77,957	—	77,695
Treasury shares	—	10,271	—	10,533

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2015	2014
Interest Income
Loans	$73,397	$60,940
Investment securities	8,293	8,005
Other short-term investments	779	745
Total interest income	82,469	69,690
Interest Expense
Deposits	2,525	2,597
Borrowed funds	18	383
Senior and subordinated debt	3,144	3,015
Total interest expense	5,687	5,995
Net interest income	76,782	63,695
Provision for loan and covered loan losses	6,552	1,441
Net interest income after provision for loan and covered loan losses	70,230	62,254
Noninterest Income
Service charges on deposit accounts	9,271	8,020
Wealth management fees	7,014	6,457
Card-based fees	6,402	5,335
Mortgage banking income	1,123	1,115
Other service charges, commissions, and fees	4,831	4,122
Net securities gains	512	1,073
Other income	1,948	1,128
Total noninterest income	31,101	27,250
Noninterest Expense
Salaries and employee benefits	40,716	33,491
Net occupancy and equipment expense	10,436	9,391
Professional services	5,109	5,389
Technology and related costs	3,687	3,074
Net OREO expense	1,204	1,556
Other expenses	11,505	10,767
Total noninterest expense	72,657	63,668
Income before income tax expense	28,674	25,836
Income tax expense	8,792	8,172
Net income	$19,882	$17,664
Per Common Share Data
Basic earnings per common share	$0.26	$0.24
Diluted earnings per common share	$0.26	$0.24
Dividends declared per common share	$0.09	$0.07
Weighted-average common shares outstanding	76,918	74,147
Weighted-average diluted common shares outstanding	76,930	74,159

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2015	2014
Net income	$19,882	$17,664
Securities available-for-sale
Unrealized holding gains:
Before tax	6,312	12,690
Tax effect	(2,528)	(5,036)
Net of tax	3,784	7,654
Reclassification of net gains included in net income:
Before tax	512	1,073
Tax effect	(209)	(439)
Net of tax	303	634
Net unrealized holding gains	3,481	7,020
Derivative instruments
Unrealized holding losses:
Before tax	(719)	—
Tax effect	288	—
Net of tax	(431)	—
Total other comprehensive income	3,050	7,020
Total comprehensive income	$22,932	$24,684

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income	7,020	—	—	7,020
Balance at March 31, 2014	$(13,399)	$—	$(6,373)	$(19,772)
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive income (loss)	3,481	(431)	—	3,050
Balance at March 31, 2015	$531	$(1,569)	$(11,767)	$(12,805)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	17,664	7,020	—	24,684
Common dividends declared ($0.07 per common share)	—	—	—	(5,272)	—	—	(5,272)
Share-based compensation expense	—	—	1,476	—	—	—	1,476
Restricted stock activity	195	—	(9,717)	—	—	7,742	(1,975)
Treasury stock issued to benefit plans	—	—	(43)	—	—	113	70
Balance at March 31, 2014	75,266	$858	$406,009	$866,132	$(19,772)	$(232,802)	$1,020,425
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Comprehensive income	—	—	—	19,882	3,050	—	22,932
Common dividends declared ($0.09 per common share)	—	—	—	(7,011)	—	—	(7,011)
Share-based compensation expense	—	—	1,700	—	—	—	1,700
Restricted stock activity	264	—	(9,784)	—	—	7,311	(2,473)
Treasury stock issued to benefit plans	(2)	—	(25)	—	—	52	27
Balance at March 31, 2015	77,957	$882	$441,689	$912,387	$(12,805)	$(226,203)	$1,115,950

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2015	2014
Net cash provided by operating activities	$34,890	$21,541
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	58,236	47,810
Proceeds from sales of securities available-for-sale	36,193	1,698
Purchases of securities available-for-sale	(53,974)	(6,142)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	1,720	1,924
Purchases of securities held-to-maturity	(1,026)	(853)
Net purchases of FHLB stock	(1,190)	—
Net increase in loans	(75,935)	(107,700)
Premiums paid for BOLI, net of claims	191	(16)
Proceeds from sales of OREO	2,708	5,865
Proceeds from sales of premises, furniture, and equipment	195	18
Purchases of premises, furniture, and equipment	(1,215)	(1,954)
Net cash used in investing activities	(34,097)	(59,350)
Financing Activities
Net increase in deposit accounts	26,921	50,656
Net decrease in borrowed funds	(6,794)	(643)
Cash dividends paid	(6,218)	(5,258)
Restricted stock activity	(2,700)	(2,653)
Excess tax benefit related to share-based compensation	793	778
Net cash provided by financing activities	12,002	42,880
Net increase in cash and cash equivalents	12,795	5,071
Cash and cash equivalents at beginning of period	606,262	587,241
Cash and cash equivalents at end of period	$619,057	$592,312

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$3,096	$2,993
Interest paid to depositors and creditors	2,862	3,142
Dividends declared, but unpaid	7,011	5,272
Non-cash transfers of loans to OREO	1,038	2,562

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying quarterly statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K ("2014 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, the FDIC indemnification asset, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company’s 2014 10-K.
Business Combinations – Business combinations are accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the date of acquisition, with any excess of the purchase price of the acquisition over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Alternatively, a gain is recorded if the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid. The results of operations of the acquired business are included in the Condensed Consolidated Statements of Income from the effective date of the acquisition.
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
Acquired and Covered Loans – Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, the majority of which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by FDIC Agreements. No allowance for credit losses is recorded on acquired and covered loans at the acquisition date since business combination accounting requires that they are recorded at fair value. Certain acquired loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our loan population that is allocated an allowance in accordance with our allowance for loan losses methodology.
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
PCI loans are accounted for based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk ratings. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are offset against the allowance for credit losses to the extent an allowance has been established or otherwise recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan and covered loan losses or providing an allowance for loan and covered loan losses.
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
The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess the borrower’s capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected future cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. If the loan was restructured at below market rates and terms, it continues to be separately reported as restructured until it is paid in full or charged-off.
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
Allowance for Covered Loan Losses – The Company’s allowance for covered loan losses reflects the difference between the carrying value and the discounted expected future cash flows of the covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all the outstanding covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates.
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

2.  RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors: In January of 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify when an in substance repossession or foreclosure occurs and an entity is considered to have received physical possession of the residential real estate property such that a loan receivable should be derecognized and the real estate property recognized. Additionally, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the entity and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of this guidance on January 1, 2015 did not materially impact the Company's financial condition, results of operations, or liquidity.
Receivables - Troubled Debt Restructurings by Creditors: In August of 2014, the FASB issued guidance that requires an entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on that guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The adoption of this guidance on January 1, 2015 did not materially impact the Company's financial condition, results of operations, or liquidity.
Recent Accounting Pronouncements
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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern: In August of 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for annual and interim periods beginning after December 15, 2016. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.  SECURITIES
Securities are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. Securities classified as held-to-maturity are securities for which management has the positive intent and ability to hold to maturity and are stated at cost.
The Company’s trading securities consist of diversified investment securities reported at fair value that are held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains represent changes in the fair value of the trading securities portfolio and are included in other noninterest income, and the related expense resulting from changes in the Company's obligation to participants is included in salaries and employee benefits in the Condensed Consolidated Statements of Income.
All other securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$24,350	$357	$—	$24,707	$30,297	$144	$(10)	$30,431
Collateralized mortgage obligations ("CMOs")	524,090	3,730	(3,756)	524,064	538,882	2,256	(6,982)	534,156
Other mortgage-backed securities ("MBSs")	145,846	4,891	(91)	150,646	155,443	4,632	(310)	159,765
Municipal securities	403,474	10,198	(554)	413,118	414,255	10,583	(1,018)	423,820
Trust preferred collateralized debt obligations ("CDOs")	48,357	810	(15,239)	33,928	48,502	152	(14,880)	33,774
Corporate debt securities	1,725	67	—	1,792	1,719	83	—	1,802
Equity securities	3,274	89	(15)	3,348	3,224	72	(35)	3,261
Total available- for-sale securities	$1,151,116	$20,142	$(19,655)	$1,151,603	$1,192,322	$17,922	$(23,235)	$1,187,009
Securities Held-to-Maturity
Municipal securities	$25,861	$1,310	$—	$27,171	$26,555	$1,115	$—	$27,670
Trading Securities				$18,374				$17,460

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$140,114	$138,835	$3,513	$3,691
After one year to five years	105,125	104,166	8,451	8,879
After five years to ten years	182,290	180,626	5,194	5,457
After ten years	50,377	49,918	8,703	9,144
Securities that do not have a single contractual maturity date	673,210	678,058	—	—
Total	$1,151,116	$1,151,603	$25,861	$27,171

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $704.0 million at March 31, 2015 and $779.4 million at December 31, 2014. No securities held-to-maturity were pledged as of March 31, 2015 or December 31, 2014.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. The following table presents net realized gains on securities.
Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Gains (losses) on sales of securities:
Gross realized gains	$650	$1,101
Gross realized losses	(138)	—
Net realized gains on sales of securities	512	1,101
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	(28)
Net non-cash impairment charges	—	(28)
Net realized gains	$512	$1,073
Net trading gains (1)	$419	$191

(1)	All net trading gains relate to trading securities still held as of March 31, 2015 and March 31, 2014 and are included in other income in the Condensed Consolidated Statement of Income.
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters ended March 31, 2015 and 2014. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Beginning balance	$23,880	$32,422
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	28
Reduction for sales of securities (2)	(171)	—
Ending balance	$23,709	$32,450

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)	During the quarter ended March 31, 2015, we sold one CMO with a carrying value of $1.3 million that had OTTI of $171,000 that was previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2015 and December 31, 2014.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2015
CMOs	59	$32,270	$63	$229,474	$3,693	$261,744	$3,756
MBSs	5	154	2	21,243	89	21,397	91
Municipal securities	82	4,317	49	41,255	505	45,572	554
CDOs	7	1,878	24	22,318	15,215	24,196	15,239
Equity securities	1	—	—	2,303	15	2,303	15
Total	154	$38,619	$138	$316,593	$19,517	$355,212	$19,655
As of December 31, 2014
U.S. agency securities	1	$1,943	$10	$—	$—	$1,943	$10
CMOs	87	61,321	559	284,327	6,423	345,648	6,982
MBSs	11	1,113	1	39,043	309	40,156	310
Municipal securities	91	1,317	9	53,987	1,009	55,304	1,018
CDOs	4	—	—	22,791	14,880	22,791	14,880
Equity securities	1	—	—	2,270	35	2,270	35
Total	195	$65,694	$579	$402,418	$22,656	$468,112	$23,235
Substantially all of the Company’s CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2015 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of March 31, 2015 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 11, "Fair Value."

4.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
Commercial and industrial	$2,318,058	$2,253,556
Agricultural	368,836	358,249
Commercial real estate:
Office, retail, and industrial	1,443,562	1,478,379
Multi-family	560,800	564,421
Construction	191,104	204,236
Other commercial real estate	881,026	887,897
Total commercial real estate	3,076,492	3,134,933
Total corporate loans	5,763,386	5,746,738
Home equity	599,543	543,185
1-4 family mortgages	285,758	291,463
Installment	92,834	76,032
Total consumer loans	978,135	910,680
Total loans, excluding covered loans	6,741,521	6,657,418
Covered loans (1)	62,830	79,435
Total loans	$6,804,351	$6,736,853
Deferred loan fees included in total loans	$4,087	$3,922
Overdrawn demand deposits included in total loans	2,141	3,438

(1)	For information on covered loans, see Note 5, "Acquired and Covered Loans."
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company’s policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company’s 2014 10-K.

Loan Sales
The table below summarizes the Company's loan sales for the quarters ended March 31, 2015 and 2014.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Corporate loans
Proceeds from sales	$945	$—
Less book value of loans sold	945	—
Net gains on sales of corporate loans	—	—
1-4 family mortgage loans
Proceeds from sales	35,582	51,900
Less book value of loans sold:
Loans originated with intent to sell	34,496	15,458
Loans held-for-investment	—	35,369
Total book value of loans sold	34,496	50,827
Net gains on sales of 1-4 family mortgages	1,086	1,073
Total net gains on loan sales	$1,086	$1,073
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 10, "Commitments, Guarantees, and Contingent Liabilities."
5.  ACQUIRED AND COVERED LOANS
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
Effective January 1, 2015, the losses on non-residential mortgage loans and OREO related to one FDIC-assisted transaction are no longer covered under the FDIC Agreements. Accordingly, these non-residential loans and OREO, which totaled $5.1 million at March 31, 2015, were reclassified from covered loans to loans, excluding covered loans. The losses on residential mortgage loans and OREO will continue to be covered under the FDIC Agreements through December 31, 2019. Losses related to non-residential mortgage loans and OREO in two other FDIC-assisted transactions will no longer be covered under the FDIC Agreements effective on July 1, 2015 and October 1, 2015, and residential mortgage loans and OREO will continue to be covered through June 30, 2020 and September 30, 2020.
During the first quarter of 2015, $30.8 million of acquired loans were renewed and no longer classified as acquired loans. See Note 1 "Summary of Significant Accounting Policies" for detail regarding renewed acquired loans.

The following table presents PCI and Non-PCI, loans as of March 31, 2015 and December 31, 2014.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of March 31, 2015			As of December 31, 2014
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$37,616	$652,736	$690,352	$28,712	$714,836	$743,548
Covered loans	38,970	23,860	62,830	54,682	24,753	79,435
Total acquired and covered loans	$76,586	$676,596	$753,182	$83,394	$739,589	$822,983
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of March 31, 2015 and December 31, 2014.
A rollforward of the carrying value of the FDIC indemnification asset for the quarters ended March 31, 2015 and 2014 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Beginning balance	$8,452	$16,585
Amortization	(458)	(1,316)
Change in expected reimbursements from the FDIC for changes in expected credit losses	934	1,161
Payments received from the FDIC	(388)	(893)
Ending balance	$8,540	$15,537
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Beginning balances	$28,244	$36,792
Accretion	(2,663)	(3,510)
Other (1)	839	(1,272)
Ending balance	$26,420	$32,010

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company’s past due loans as of March 31, 2015 and December 31, 2014. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of March 31, 2015
Commercial and industrial	$2,301,730	$12,128	$4,200	$16,328	$2,318,058	$12,913	$1,452
Agricultural	368,505	—	331	331	368,836	358	—
Commercial real estate:
Office, retail, and industrial	1,430,272	2,064	11,226	13,290	1,443,562	11,363	738
Multi-family	557,665	2,557	578	3,135	560,800	700	169
Construction	184,070	—	7,034	7,034	191,104	7,488	53
Other commercial real estate	870,026	5,780	5,220	11,000	881,026	5,915	602
Total commercial real estate	3,042,033	10,401	24,058	34,459	3,076,492	25,466	1,562
Total corporate loans	5,712,268	22,529	28,589	51,118	5,763,386	38,737	3,014
Home equity	592,994	2,852	3,697	6,549	599,543	5,483	248
1-4 family mortgages	282,374	1,680	1,704	3,384	285,758	3,819	228
Installment	92,224	498	112	610	92,834	38	74
Total consumer loans	967,592	5,030	5,513	10,543	978,135	9,340	550
Total loans, excluding covered loans	6,679,860	27,559	34,102	61,661	6,741,521	48,077	3,564
Covered loans	52,754	633	9,443	10,076	62,830	4,570	6,390
Total loans	$6,732,614	$28,192	$43,545	$71,737	$6,804,351	$52,647	$9,954
As of December 31, 2014
Commercial and industrial	$2,230,947	$19,505	$3,104	$22,609	$2,253,556	$22,693	$205
Agricultural	355,982	1,934	333	2,267	358,249	360	—
Commercial real estate:
Office, retail, and industrial	1,463,724	2,340	12,315	14,655	1,478,379	12,939	76
Multi-family	562,625	1,261	535	1,796	564,421	754	83
Construction	197,255	—	6,981	6,981	204,236	6,981	—
Other commercial real estate	876,609	5,412	5,876	11,288	887,897	6,970	438
Total commercial real estate	3,100,213	9,013	25,707	34,720	3,134,933	27,644	597
Total corporate loans	5,687,142	30,452	29,144	59,596	5,746,738	50,697	802
Home equity	535,587	3,216	4,382	7,598	543,185	6,290	145
1-4 family mortgages	287,892	2,246	1,325	3,571	291,463	2,941	166
Installment	75,428	506	98	604	76,032	43	60
Total consumer loans	898,907	5,968	5,805	11,773	910,680	9,274	371
Total loans, excluding covered loans	6,586,049	36,420	34,949	71,369	6,657,418	59,971	1,173
Covered loans	66,331	2,714	10,390	13,104	79,435	6,186	5,002
Total loans	$6,652,380	$39,134	$45,339	$84,473	$6,736,853	$66,157	$6,175

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2015 and 2014 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended March 31, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(7,449)	(156)	(28)	—	(1,317)	(800)	(303)	—	(10,053)
Recoveries	792	322	4	17	266	321	75	—	1,797
Net charge-offs	(6,657)	166	(24)	17	(1,051)	(479)	(228)	—	(8,256)
Provision for loan and covered loan losses and other	9,295	(327)	130	(238)	(978)	(11)	(1,319)	—	6,552
Ending balance	$32,096	$10,831	$2,355	$2,076	$6,298	$11,655	$5,679	$1,816	$72,806
Quarter ended March 31, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(3,680)	(1,083)	(90)	(661)	(1,771)	(2,028)	(245)	—	(9,558)
Recoveries	2,160	58	1	158	144	138	585	—	3,244
Net charge-offs	(1,520)	(1,025)	(89)	(503)	(1,627)	(1,890)	340	—	(6,314)
Provision for loan and covered loan losses and other	(1,569)	3,726	40	(157)	46	825	(1,470)	—	1,441
Ending balance	$27,292	$13,106	$1,968	$5,656	$9,236	$11,945	$11,429	$1,616	$82,248

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2015 and December 31, 2014.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of March 31, 2015
Commercial, industrial, and agricultural	$10,098	$2,672,555	$4,241	$2,686,894	$3,739	$28,131	$226	$32,096
Commercial real estate:
Office, retail, and industrial	10,672	1,422,548	10,342	1,443,562	1,008	9,823	—	10,831
Multi-family	684	557,728	2,388	560,800	—	2,355	—	2,355
Construction	6,671	180,083	4,350	191,104	—	1,813	263	2,076
Other commercial real estate	2,737	872,277	6,012	881,026	—	6,280	18	6,298
Total commercial real estate	20,764	3,032,636	23,092	3,076,492	1,008	20,271	281	21,560
Total corporate loans	30,862	5,705,191	27,333	5,763,386	4,747	48,402	507	53,656
Consumer	—	967,852	10,283	978,135	—	11,293	362	11,655
Total loans, excluding covered loans	30,862	6,673,043	37,616	6,741,521	4,747	59,695	869	65,311
Covered loans	—	23,860	38,970	62,830	—	431	5,248	5,679
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$30,862	$6,696,903	$76,586	$6,804,351	$4,747	$61,942	$6,117	$72,806
As of December 31, 2014
Commercial, industrial, and agricultural	$19,796	$2,588,141	$3,868	$2,611,805	$2,249	$27,209	$—	$29,458
Commercial real estate:
Office, retail, and industrial	12,332	1,458,918	7,129	1,478,379	271	10,721	—	10,992
Multi-family	939	561,400	2,082	564,421	—	2,249	—	2,249
Construction	6,671	195,094	2,471	204,236	—	2,297	—	2,297
Other commercial real estate	3,266	880,087	4,544	887,897	11	8,316	—	8,327
Total commercial real estate	23,208	3,095,499	16,226	3,134,933	282	23,583	—	23,865
Total corporate loans	43,004	5,683,640	20,094	5,746,738	2,531	50,792	—	53,323
Consumer	—	902,062	8,618	910,680	—	11,822	323	12,145
Total loans, excluding covered loans	43,004	6,585,702	28,712	6,657,418	2,531	62,614	323	65,468
Covered loans	—	24,753	54,682	79,435	—	488	6,738	7,226
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$43,004	$6,610,455	$83,394	$6,736,853	$2,531	$64,918	$7,061	$74,510

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2015 and December 31, 2014. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2015				As of December 31, 2014
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$756	$9,342	$31,618	$3,739	$666	$19,130	$35,457	$2,249
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	6,973	3,699	16,302	1,008	9,623	2,709	18,340	271
Multi-family	684	—	684	—	939	—	1,024	—
Construction	6,671	—	7,731	—	6,671	—	7,731	—
Other commercial real estate	2,737	—	3,954	—	2,752	514	4,490	11
Total commercial real estate	17,065	3,699	28,671	1,008	19,985	3,223	31,585	282
Total impaired loans individually evaluated for impairment	$17,821	$13,041	$60,289	$4,747	$20,651	$22,353	$67,042	$2,531
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2015 and 2014. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015		2014
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$14,947	$70	$10,307	$118
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	11,502	29	25,469	141
Multi-family	812	—	1,487	—
Construction	6,671	—	5,282	—
Other commercial real estate	3,002	11	8,168	8
Total commercial real estate	21,987	40	40,406	149
Total impaired loans	$36,934	$110	$50,713	$267

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of March 31, 2015 and December 31, 2014.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total

As of March 31, 2015
Commercial and industrial	$2,191,522	$69,163	$44,460	$12,913	$2,318,058
Agricultural	368,224	254	—	358	368,836
Commercial real estate:
Office, retail, and industrial	1,359,754	40,334	32,111	11,363	1,443,562
Multi-family	548,921	6,649	4,530	700	560,800
Construction	167,362	5,082	11,172	7,488	191,104
Other commercial real estate	834,109	31,800	9,202	5,915	881,026
Total commercial real estate	2,910,146	83,865	57,015	25,466	3,076,492
Total corporate loans	$5,469,892	$153,282	$101,475	$38,737	$5,763,386
As of December 31, 2014
Commercial and industrial	$2,115,170	$84,615	$31,078	$22,693	$2,253,556
Agricultural	357,595	294	—	360	358,249
Commercial real estate:
Office, retail, and industrial	1,393,885	38,891	32,664	12,939	1,478,379
Multi-family	553,255	6,363	4,049	754	564,421
Construction	178,992	5,776	12,487	6,981	204,236
Other commercial real estate	829,003	32,517	19,407	6,970	887,897
Total commercial real estate	2,955,135	83,547	68,607	27,644	3,134,933
Total corporate loans	$5,427,900	$168,456	$99,685	$50,697	$5,746,738

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $1.6 million as of March 31, 2015 and $1.8 million as of December 31, 2014.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of March 31, 2015
Home equity	$594,060	$5,483	$599,543
1-4 family mortgages	281,939	3,819	285,758
Installment	92,796	38	92,834
Total consumer loans	$968,795	$9,340	$978,135
As of December 31, 2014
Home equity	$536,895	$6,290	$543,185
1-4 family mortgages	288,522	2,941	291,463
Installment	75,989	43	76,032
Total consumer loans	$901,406	$9,274	$910,680
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2015 and December 31, 2014. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2015			As of December 31, 2014
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$338	$1,091	$1,429	$269	$18,799	$19,068
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	571	—	571	586	—	586
Multi-family	883	228	1,111	887	232	1,119
Construction	—	—	—	—	—	—
Other commercial real estate	357	—	357	433	183	616
Total commercial real estate	1,811	228	2,039	1,906	415	2,321
Total corporate loans	2,149	1,319	3,468	2,175	19,214	21,389
Home equity	562	562	1,124	651	506	1,157
1-4 family mortgages	870	115	985	878	184	1,062
Installment	—	—	—	—	—	—
Total consumer loans	1,432	677	2,109	1,529	690	2,219
Total loans	$3,581	$1,996	$5,577	$3,704	$19,904	$23,608

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $800,000 in specific reserves related to TDRs as of March 31, 2015 and there were $1.8 million in specific reserves related to TDRs as of December 31, 2014.

No loans were restructured during the quarters ended March 31, 2015 and 2014.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the quarters ended March 31, 2015 and 2014 where the default occurred within twelve months of the restructure date.
TDRs That Defaulted Within Twelve Months of the Restructure Date
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	2	$125
Total	—	$—	2	$125
A rollforward of the carrying value of TDRs for the quarters ended March 31, 2015 and 2014 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Accruing
Beginning balance	$3,704	$23,770
Additions	—	—
Net payments received	(42)	(460)
Returned to performing status	—	(18,821)
Net transfers from non-accrual	(81)	1,812
Ending balance	3,581	6,301
Non-accrual
Beginning balance	19,904	4,083
Additions	—	—
Net payments received	(15,399)	(134)
Charge-offs	(2,590)	(34)
Transfers to OREO	—	(183)
Loans sold	—	—
Net transfers to accruing	81	(1,812)
Ending balance	1,996	1,920
Total TDRs	$5,577	$8,221
For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. No TDRs were returned to performing status during the quarter ended March 31, 2015. TDRs that were returned to performing status totaled $18.8 million for the quarter ended March 31, 2014. Loans that were not restructured at market rates and terms, that are not in compliance with the modified terms, or for which there is a concern about the future ability of the borrower to meet its obligations under the modified terms, continue to be separately reported as restructured until paid in full or charged-off.
There were no material commitments to lend additional funds to borrowers with TDRs as of March 31, 2015 and there were $666,000 in commitments as of December 31, 2014.

7. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per share.
Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2015	2014
Net income	$19,882	$17,664
Net income applicable to non-vested restricted shares	(228)	(225)
Net income applicable to common shares	$19,654	$17,439
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	76,918	74,147
Dilutive effect of common stock equivalents	12	12
Weighted-average diluted common shares outstanding	76,930	74,159
Basic earnings per common share	$0.26	$0.24
Diluted earnings per common share	$0.26	$0.24
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	948	1,316

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
8.  INCOME TAXES
The following table presents income tax expense and the effective income tax rate for the quarters ended March 31, 2015 and 2014.
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Income before income tax expense	$28,674	$25,836
Income tax expense:
Federal income tax expense	$7,076	$6,278
State income tax expense	1,716	1,894
Total income tax expense	$8,792	$8,172
Effective income tax rate	30.7%	31.6%
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
Income tax expense was $8.8 million and $8.2 million for the quarters ended March 31, 2015 and 2014, respectively. The increase resulted primarily from higher levels of income subject to tax at statutory rates in 2015, partially offset by decreases in Illinois and Indiana statutory rates in 2015.
The Company's accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Note 1, "Summary of Significant Accounting Policies" and Note 15, "Income Taxes" to the Consolidated Financial Statements in the Company's 2014 10-K.

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
Fair Value Hedges
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
Gross notional amount outstanding	$12,504	$12,793
Derivative liability fair value	(993)	(1,032)
Weighted-average interest rate received	2.08%	2.07%
Weighted-average interest rate paid	6.37%	6.37%
Weighted-average maturity (in years)	2.71	2.95
Fair value of assets needed to settle derivative transactions (1)	$1,017	$1,057

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters ended March 31, 2015 and 2014, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of March 31, 2015, the Company hedged $510.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. The forward starting interest rate swaps begin at various dates between June 2015 and March 2018 and mature between June 2019 and March 2020. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
Gross notional amount outstanding	$1,020,000	$650,000
Derivative asset fair value	6,352	1,166
Derivative liability fair value	(9,001)	(3,096)
Weighted-average interest rate received	1.57%	1.63%
Weighted-average interest rate paid	0.17%	0.16%
Weighted-average maturity (in years)	4.48	4.52
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarter ended March 31, 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of March 31, 2015, the Company estimates that $4.2 million will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company’s customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $662,000 and $204,000 were recorded in noninterest income for the quarters ended March 31, 2015 and 2014, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
Gross notional amount outstanding	$551,384	$527,893
Derivative asset fair value	10,182	7,852
Derivative liability fair value	(10,182)	(7,852)
Fair value of assets needed to settle derivative transactions (1)	10,522	8,130

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company’s derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment, consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2015 or December 31, 2014. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net losses above a stated minimum threshold. At March 31, 2015 and December 31, 2014, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2015 and December 31, 2014.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$16,534	$20,176	$9,018	$11,980
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	16,534	20,176	9,018	11,980
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(6,367)	(6,367)	(1,195)	(1,195)
Cash collateral pledged	—	(13,809)	—	(10,785)
Net credit exposure	$10,167	$—	$7,823	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.

As of March 31, 2015 and December 31, 2014, the Company’s derivative instruments generally contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company’s debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2015 and December 31, 2014 the Company was not in violation of these provisions.
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,297,253	$1,299,683
Commercial real estate	170,528	170,573
Home equity	324,622	317,783
Other commitments (1)	197,075	194,556
Total commitments to extend credit	$1,989,478	$1,982,595

Standby letters of credit	$97,337	$110,639
Recourse on assets sold:
Unpaid principal balance of loans sold	$196,941	$185,910
Carrying value of recourse obligation (2)	139	155

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2015 and 2014.

Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
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
Other assets and liabilities are not required to be measured at fair value in the Consolidated Statements of Financial Condition, but must be disclosed at fair value. See the "Fair Value Measurements of Other Financial Instruments" section of this note. Any aggregation of the estimated fair values presented in this note does not represent the value of the Company.
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,572	$—	$—	$1,725	$—	$—
Mutual funds	16,802	—	—	15,735	—	—
Total trading securities	18,374	—	—	17,460	—	—
Securities available-for-sale:
U.S. Agency securities	—	24,707	—	—	30,431	—
CMOs	—	524,064	—	—	534,156	—
Other MBSs	—	150,646	—	—	159,765	—
Municipal securities	—	413,118	—	—	423,820	—
CDOs	—	—	33,928	—	—	33,774
Corporate debt securities	—	1,792	—	—	1,802	—
Equity securities	—	3,348	—	—	3,261	—
Total securities available-for-sale	—	1,117,675	33,928	—	1,153,235	33,774
Mortgage servicing rights (1)	—	—	1,773	—	—	1,728
Derivative assets (1)	—	16,534	—	—	9,018	—
Liabilities:
Derivative liabilities (2)	$—	$20,176	$—	$—	$11,980	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
CDOs are classified in level 3 of the fair value hierarchy. The Company estimates the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology is based on credit analysis and historical financial data for each of the issuers underlying the CDOs (the "Issuers"). These estimates are highly subjective and sensitive to several significant, unobservable inputs. The cash flows for each Issuer are then discounted to present values using LIBOR plus an adjustment to reflect the impact of market factors. Finally, the discounted cash flows for each Issuer are aggregated to derive the estimated fair value for the specific CDO.

The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of March 31, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

As of
March 31, 2015
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
Management monitors the valuation results of each CDO on a semi-annual basis, which includes an analysis of historical pricing trends for these types of securities, overall economic conditions (such as tracking LIBOR curves), and the performance of the Issuers’ industries. Annually, management validates significant assumptions by reviewing detailed back-testing performed by the structured credit valuation firm.
A rollforward of the carrying value of CDOs for the quarters ended March 31, 2015 and 2014 is presented in the following table.
Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Beginning balance	$33,774	$18,309
Change in other comprehensive income (loss) (1)	300	3,357
Paydowns	(146)	—
Ending balance	$33,928	$21,666

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $229.7 million as of March 31, 2015 and $220.4 million as of December 31, 2014. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of mortgage servicing rights by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company’s mortgage servicing rights can be found in Note 22, "Fair Value," to the Consolidated Financial Statements in the Company’s 2014 10-K.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$10,003	$—	$—	$23,799
OREO (2)	—	—	5,543	—	—	22,760
Loans held-for-sale (3)	—	—	8,595	—	—	9,459
Assets held-for-sale (4)	—	—	2,026	—	—	2,026

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
Collateral-Dependent Impaired Loans
Certain collateral-dependent impaired loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the value of the underlying collateral. The fair values of collateral-dependent impaired loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% to 15%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.
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
Loans Held-for-Sale
As of March 31, 2015, loans held-for-sale consisted of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2014, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
Assets Held-for-Sale
Assets held-for-sale consists of former branches that are no longer in operation, which were transferred into the held-for-sale category at the lower of their fair value as determined by a current appraisal or their recorded investment. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of March 31, 2015		As of December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$126,450	$126,450	$117,315	$117,315
Interest-bearing deposits in other banks	2	492,607	492,607	488,947	488,947
Securities held-to-maturity	2	25,861	27,171	26,555	27,670
FHLB and FRB stock	2	38,748	38,748	37,558	37,558
Net loans	3	6,733,361	6,645,251	6,664,159	6,532,622
FDIC indemnification asset	3	8,540	4,669	8,452	3,626
Investment in BOLI	3	207,190	207,190	206,498	206,498
Accrued interest receivable	3	28,442	28,442	27,506	27,506
Other interest earning assets	3	3,268	3,352	3,799	3,904
Liabilities:
Deposits	2	$7,914,679	$7,908,654	$7,887,758	$7,879,413
Borrowed funds	2	131,200	131,200	137,994	137,994
Senior and subordinated debt	1	200,954	208,847	200,869	209,035
Accrued interest payable	2	5,149	5,149	2,324	2,324
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
FHLB and FRB Stock - The carrying amounts approximate fair value as the stock is non-marketable.
Net Loans - Net loans includes loans held-for-investment, acquired loans, covered loans, and the allowance for loan and covered loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company’s historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
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
Commitments to Extend Credit and Letters of Credit - The Company estimated the fair value of lending commitments outstanding to be immaterial based on (i) the limited interest rate exposure of the commitments outstanding due to their variable nature, (ii) the short-term nature of the commitment periods, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois. Our principal subsidiary, First Midwest Bank (the "Bank"), and other affiliates provide a full range of business, middle-market and retail banking and wealth management services to commercial and industrial, commercial real estate, municipal, and consumer customers through over 100 locations in metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2015 and 2014 and Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2014 Annual Report on Form 10-K ("2014 10-K"). The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of future results.
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

•
Noninterest Expense - Noninterest expense is the expense we incur to operate the Company, which includes salaries and employee benefits, net occupancy and equipment, professional services, and other costs.

•
Asset Quality - Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.

•
Regulatory Capital - Our regulatory capital is classified in one of the following tiers: (i) Common Equity Tier 1 capital ("CET1"), which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets, (ii) Tier 1 capital, which consists of CET1 and qualifying trust preferred securities and the remaining portion of disallowed deferred tax assets, and (iii) Tier 2 capital, which includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," or "continue" and words of similar import. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2014 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION
The Company's accounting and reporting policies conform to Generally Accepted Accounting Principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. This includes, but is not limited to, earnings per share, excluding acquisition and integration related expenses, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, the efficiency ratio, tier 1 common capital to risk-weighted assets, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 10-K. There have been no significant changes in the Company’s application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2014.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2015	2014
Operating Results
Interest income	$82,469	$69,690
Interest expense	5,687	5,995
Net interest income	76,782	63,695
Provision for loan and covered loan losses	6,552	1,441
Noninterest income	31,101	27,250
Noninterest expense	72,657	63,668
Income before income tax expense	28,674	25,836
Income tax expense	8,792	8,172
Net income	$19,882	$17,664
Weighted-average diluted common shares outstanding	76,930	74,159
Diluted earnings per common share	$0.26	$0.24
Performance Ratios (1)
Return on average common equity	7.15%	6.97%
Return on average tangible common equity (2)	10.52%	9.81%
Return on average assets	0.85%	0.86%
Net interest margin – tax equivalent	3.79%	3.61%
Efficiency ratio (3)	64.46%	66.66%

(1)	All ratios are presented on an annualized basis.

(2)
Return on average tangible common equity expresses net income available to common stockholders excluding intangibles amortization expense, net of tax, as a percentage of tangible common equity ("TCE"). Intangibles amortization expense totaled $998,000 and $761,000 for the quarters ended March 31, 2015 and 2014, respectively. TCE represents average stockholders' equity less goodwill and average intangible assets.

(3)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, net trading gains, and tax-equivalent adjusted BOLI income.

	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015 Change From
				December 31, 2014	March 31, 2014
Balance Sheet Highlights
Total assets	$9,498,596	$9,445,139	$8,328,519	$53,457	$1,170,077
Total loans, excluding covered loans	6,741,521	6,657,418	5,693,090	84,103	1,048,431
Total loans, including covered loans	6,804,351	6,736,853	5,815,477	67,498	988,874
Total deposits	7,914,679	7,887,758	6,816,757	26,921	1,097,922
Core deposits	6,673,534	6,616,200	5,631,879	57,334	1,041,655
Loans-to-deposits ratio	86.0%	85.4%	85.3%
Core deposits to total deposits	84.3%	83.9%	82.6%

	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015 Change From
				December 31, 2014	March 31, 2014
Asset Quality Highlights (1)
Non-accrual loans	$48,077	$59,971	$64,217	$(11,894)	$(16,140)
90 days or more past due loans (still accruing interest)	3,564	1,173	4,973	2,391	(1,409)
Total non-performing loans	51,641	61,144	69,190	(9,503)	(17,549)
Accruing troubled debt restructurings ("TDRs")	3,581	3,704	6,301	(123)	(2,720)
OREO	26,042	26,898	30,026	(856)	(3,984)
Total non-performing assets	$81,264	$91,746	$105,517	$(10,482)	$(24,253)
30-89 days past due loans (still accruing interest)	$18,631	$20,073	$12,861	$(1,442)	$5,770
Allowance for Credit Losses
Allowance for credit losses	$72,806	$74,510	$82,248	$(1,704)	$(9,442)
Allowance for credit losses to total loans	1.07%	1.11%	1.41%
Allowance for credit losses to loans, excluding acquired loans (2)	1.19%	1.24%	1.41%
Allowance for credit losses to non-accrual loans (1)	139.62%	112.19%	110.28%

(1)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 1 and Note 5 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)
Due to the impact of business combination accounting acquired loans are excluded from this metric to provide for improved comparability to prior periods and better perspective into this allowance coverage ratio. For a discussion of acquired loans, see Note 1 and Note 5 of "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Net income for the first quarter of 2015 was $19.9 million, or $0.26 per share, compared to $17.7 million, or $0.24 per share, for the first quarter of 2014.
The increase in net income compared to the first quarter of 2014 reflects the benefit of the acquisitions completed during the second half of 2014 as well as organic growth, partly offset by a greater provision for loan and covered loan losses. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans, excluding covered loans, of $6.7 billion grew 5.1% on an annualized basis from December 31, 2014. Growth during the first quarter of 2015 was concentrated within our commercial and industrial and agricultural loan categories and reflects the continued expansion into certain sector-based lending areas such as asset-based lending and healthcare. In addition, we purchased $55.1 million of high quality, shorter-duration, floating rate home equity loans.
Non-performing assets, excluding covered loans and covered OREO, decreased by $10.5 million, or 11.4%, from December 31, 2014 and $24.3 million, or 23.0%, from March 31, 2014. Lower levels of non-accrual loans, accruing TDRs, and OREO contributed to the decline compared to both prior periods. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2014 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2015 and 2014, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$522,232	$398	0.31	$537,137	$382	0.29	$(11)	$27	$16
Trading securities	17,694	24	0.54	17,470	28	0.64	—	(4)	(4)
Investment securities (2)	1,200,423	10,387	3.46	1,167,803	10,403	3.56	665	(681)	(16)
FHLB and Federal Reserve Bank stock	37,822	357	3.78	35,161	335	3.81	25	(3)	22
Loans (2)(3)	6,740,399	74,186	4.46	5,722,457	61,518	4.36	11,108	1,560	12,668
Total interest-earning assets (2)	8,518,570	85,352	4.06	7,480,028	72,666	3.93	11,787	899	12,686
Cash and due from banks	124,730			111,500
Allowance for loan and covered loan losses	(73,484)			(86,726)
Other assets	891,925			777,685
Total assets	$9,461,741			$8,282,487
Liabilities and Stockholders’ Equity:
Savings deposits	$1,426,546	268	0.08	$1,159,643	202	0.07	49	17	66
NOW accounts	1,365,494	170	0.05	1,181,297	170	0.06	27	(27)	—
Money market deposits	1,521,762	489	0.13	1,311,998	420	0.13	67	2	69
Time deposits	1,266,562	1,598	0.51	1,196,449	1,805	0.61	116	(323)	(207)
Borrowed funds	127,571	18	0.06	222,491	383	0.70	(186)	(179)	(365)
Senior and subordinated debt	200,910	3,144	6.35	190,949	3,015	6.40	156	(27)	129
Total interest-bearing liabilities	5,908,845	5,687	0.39	5,262,827	5,995	0.46	229	(537)	(308)
Demand deposits	2,312,431			1,928,289
Total funding sources	8,221,276			7,191,116
Other liabilities	125,703			75,969
Stockholders’ equity - common	1,114,762			1,015,402
Total liabilities and stockholders’ equity	$9,461,741			$8,282,487
Net interest income/margin (2)		79,665	3.79		66,671	3.61	$11,558	$1,436	$12,994
Tax equivalent adjustment		(2,883)			(2,976)
Net interest income (GAAP)		$76,782			$63,695

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered interest-earning assets consisting of loans acquired through the Company’s Federal Deposit Insurance Corporation ("FDIC")-assisted transactions with loss share agreements and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 5 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total average interest-earning assets for the first quarter of 2015 increased $1.0 billion from the first quarter of 2014, reflecting the impact of loans and securities acquired during the second half of 2014 and solid organic loan growth over the course of the year.
Total average funding sources for the first quarter of 2015 increased $1.0 billion compared to the first quarter of 2014 due primarily to acquisition activity. The decline in borrowed funds resulted from the prepayment of $114.6 million of FHLB advances during the second quarter of 2014.

Tax-equivalent net interest margin for the current quarter was 3.79%, increasing 18 basis points from the first quarter of 2014. Excluding acquired loan accretion income and interest rate swaps, tax-equivalent net interest margin was consistent with the first quarter of 2014.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2015 and 2014 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014	% Change
Service charges on deposit accounts	$9,271	$8,020	15.6
Wealth management fees	7,014	6,457	8.6
Card-based fees (1)	6,402	5,335	20.0
Merchant servicing fees (2)	2,665	2,709	(1.6)
Mortgage banking income	1,123	1,115	0.7
Other service charges, commissions, and fees	2,166	1,413	53.3
Total fee-based revenues	28,641	25,049	14.3
Net securities gains	512	1,073	(52.3)
BOLI income (5)	883	490	80.2
Other income (3)(5)	646	447	44.5
Net trading gains (4)(5)	419	191	N/M
Total noninterest income	$31,101	$27,250	14.1

N/M - Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	Merchant servicing fees are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(3)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(4)
Net trading gains result from changes in the fair value of diversified investment securities held in a grantor trust under deferred compensation arrangements and are substantially offset by nonqualified plan expense for each period presented.

(5)	These line items are included in other income in the Condensed Consolidated Statements of Income.
Total fee-based revenues increased 14.3% from the first quarter of 2014, reflecting growth across most categories. Higher levels of service charge volume, primarily from new customers acquired in the acquisitions completed during the second half of 2014, impacted the rise in service charges on deposit accounts. Sales to new and existing customers continued to drive the increase in wealth management fees. The rise in card-based fees reflects higher transaction volumes. Fee income generated by sales of capital market products to commercial clients and gains realized on the sale of leasing equipment contracts contributed to the increase in other service charges, commissions, and fees.
During the first quarter of 2015, the Company recorded net pre-tax securities gains of $512,000 from the sale of various securities compared to a pre-tax securities gain of $1.1 million during the first quarter of 2014.
The rise in BOLI income compared to the first quarter of 2014 resulted from the repositioning of certain investments in the portfolio as well as policies obtained from the 2014 acquisitions.

Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2015 and 2014 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014	% Change
Salaries and employee benefits:
Salaries and wages	$32,331	$27,197	18.9
Nonqualified plan expense (1)	463	186	N/M
Retirement and other employee benefits	7,922	6,108	29.7
Total salaries and employee benefits	40,716	33,491	21.6
Net occupancy and equipment expense	10,436	9,391	11.1
Professional services	5,109	5,389	(5.2)
Technology and related costs	3,687	3,074	19.9
Merchant card expense (2)	2,197	2,213	(0.7)
Advertising and promotions (2)	1,223	1,613	(24.2)
Net OREO expense	1,204	1,556	(22.6)
Cardholder expenses (2)	1,268	1,014	25.0
Other expenses (2)	6,817	5,927	15.0
Total noninterest expense	$72,657	$63,668	14.1
Efficiency ratio (3)	64%	67%

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

The efficiency ratio improved to 64% from 67% for the first quarter of 2014. The 14.1% rise in total noninterest expense was substantially due to operating costs of 21 banking locations acquired during the second half of 2014.
Salaries and wages increased compared to the first quarter of 2014 driven by additional salaries resulting from the acquisitions completed during 2014 and other salary expenses associated with growth and organizational needs.
Retirement and other employee benefits rose compared to the first quarter of 2014 due to the acquisitions completed during 2014 and comparatively higher incentive compensation expenses.
Net occupancy and equipment expense increased compared to the first quarter of 2014 driven by a rise in occupancy costs from the acquired banking locations, partially offset by lower year-over-year weather related costs.
Technology and related costs increased from the first quarter of 2014 due primarily to greater processing expenses associated with operating the acquired banking locations.
Advertising and promotions expense decreased compared to the first quarter of 2014 as a result of the timing of certain advertising costs.
Net OREO expense decreased compared to the first quarter of 2014 due to reduced valuation adjustments and higher net gains on sales of OREO properties.
Other expense increased from the first quarter of 2014 resulting primarily from additional FDIC premiums, other intangibles amortization, and other miscellaneous expenses related to the 2014 acquisitions.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015	2014
Income before income tax expense	$28,674	$25,836
Income tax expense:
Federal income tax expense	$7,076	$6,278
State income tax expense	1,716	1,894
Total income tax expense	$8,792	$8,172
Effective income tax rate	30.7%	31.6%
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
The decline in the effective income tax rate compared to the first quarter of 2014 resulted primarily from a decrease in the Illinois statutory rate in 2015.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2014 10-K.
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
Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	March 31, 2015				December 31, 2014
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$24,350	$357	$24,707	2.1	$30,297	$134	$30,431	2.5
Collateralized mortgage obligations ("CMOs")	524,090	(26)	524,064	44.5	538,882	(4,726)	534,156	44.0
Other mortgage-backed securities ("MBSs")	145,846	4,800	150,646	12.8	155,443	4,322	159,765	13.1
Municipal securities	403,474	9,644	413,118	35.0	414,255	9,565	423,820	34.9
Trust preferred collateralized debt obligations ("CDOs")	48,357	(14,429)	33,928	2.9	48,502	(14,728)	33,774	2.8
Corporate debt securities	1,725	67	1,792	0.1	1,719	83	1,802	0.1
Equity securities	3,274	74	3,348	0.3	3,224	37	3,261	0.3
Total available-for- sale securities	1,151,116	487	1,151,603	97.7	1,192,322	(5,313)	1,187,009	97.7
Securities Held-to-Maturity
Municipal securities	25,861	1,310	27,171	2.3	26,555	1,115	27,670	2.3
Total securities	$1,176,977	$1,797	$1,178,774	100.0	$1,218,877	$(4,198)	$1,214,679	100.0
Portfolio Composition
As of March 31, 2015, our available-for-sale securities portfolio totaled $1.2 billion, decreasing 3.0% compared to December 31, 2014. The reduction in U.S. agency securities, CMOs, MBSs, and municipal securities from December 31, 2014 resulted from sales of $35.7 million and maturities, calls, and prepayments of $58.2 million, offset by purchases of $54.0 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 97% of our available-for-sale securities portfolio is comprised of U.S. agency securities, CMOs, other MBSs, and municipal securities. The remainder of the portfolio consists of eleven CDOs with a total fair value of $33.9 million and miscellaneous other securities with a total fair value of $5.1 million.
Investments in municipal securities comprised 35.9%, or $413.1 million, of the total available-for-sale securities portfolio at March 31, 2015. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 7
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	March 31, 2015			December 31, 2014
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	2.22%	2.50	2.98%	3.32%	3.72	2.98%
CMOs	3.26%	3.57	1.81%	3.45%	3.67	1.91%
MBSs	2.77%	4.09	2.70%	2.88%	4.18	2.77%
Municipal securities	2.56%	2.32	5.36%	2.89%	2.37	5.50%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	0.21%	0.25	6.72%	0.45%	0.50	6.72%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	2.91%	3.15	3.26%	3.16%	3.26	3.37%
Securities Held-to-Maturity
Municipal securities	5.64%	7.86	4.49%	5.64%	7.85	4.60%
Total securities	2.97%	3.26	3.29%	3.21%	3.37	3.40%

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
Effective Duration
The average life and effective duration of our available-for-sale securities portfolio were both lower than December 31, 2014 at 3.15 years and 2.91%, respectively. These decreases resulted mainly from maturities and sales of investment securities that were not reinvested in the securities portfolio.
Securities Gains and Losses
Net securities gains for the first quarter of 2015 were $512,000 compared to $1.1 million for the first quarter of 2014. During the first quarter of 2015, we sold certain U.S. agency securities, CMOs, MBSs, and municipal securities with a carrying value of $35.7 million at gains of $650,000 and losses of $138,000.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders’ equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized gains were $487,000 at March 31, 2015 compared to net unrealized losses of $5.3 million at December 31, 2014.
Net unrealized losses in the CMO portfolio totaled $26,000 at March 31, 2015 compared to $4.7 million at December 31, 2014. Net unrealized losses on CMOs include unrealized losses of $3.8 million at March 31, 2015. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of March 31, 2015 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
As of March 31, 2015, net unrealized gains in the municipal securities portfolio totaled $9.6 million, consistent with December 31, 2014. Net unrealized gains on municipal securities include unrealized losses of $554,000 at March 31, 2015. Substantially all of these securities carry investment grade ratings, with the majority supported by the general revenues of the issuing governmental entity, and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $14.4 million at March 31, 2015 and $14.7 million at December 31, 2014. We do not believe the unrealized losses on the CDOs as of March 31, 2015 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 11 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 85.5% of total loans, excluding covered loans, at March 31, 2015. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.
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
Table 8
Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total	Annualized% Change
Commercial and industrial	$2,318,058	34.4	$2,253,556	33.9	11.4
Agricultural	368,836	5.5	358,249	5.4	11.8
Commercial real estate:
Office	488,263	7.2	494,637	7.4	(5.2)
Retail	437,751	6.5	452,225	6.8	(12.8)
Industrial	517,548	7.7	531,517	8.0	(10.5)
Multi-family	560,800	8.3	564,421	8.4	(2.6)
Construction	191,104	2.8	204,236	3.1	(25.7)
Other commercial real estate	881,026	13.1	887,897	13.3	(3.1)
Total commercial real estate	3,076,492	45.6	3,134,933	47.0	(7.5)
Total corporate loans	5,763,386	85.5	5,746,738	86.3	1.2
Home equity	599,543	8.9	543,185	8.2	41.5
1-4 family mortgages	285,758	4.2	291,463	4.4	(7.8)
Installment	92,834	1.4	76,032	1.1	88.4
Total consumer loans	978,135	14.5	910,680	13.7	29.6
Total loans, excluding covered loans	6,741,521	100.0	6,657,418	100.0	5.1
Covered loans	62,830		79,435		(83.6)
Total loans	$6,804,351		$6,736,853		4.0
Total loans, excluding covered loans, of $6.7 billion grew 5.1% on an annualized basis from December 31, 2014. Growth during the first quarter of 2015 was concentrated within our commercial and industrial and agricultural loan categories and reflects the continued expansion into certain sector-based lending areas such as asset-based lending and healthcare. The rise in consumer loans reflects the purchase of $55.1 million of high quality, shorter-duration, floating rate home equity loans.

Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.9% of total loans, excluding covered loans, and totaled $2.7 billion at March 31, 2015, an increase of $75.1 million, or 11.5% on an annualized basis, from December 31, 2014. Our commercial and industrial loans are a diverse group of loans to middle market businesses generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of March 31, 2015 and December 31, 2014.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total
Office, retail, and industrial:
Office	$488,263	15.9	$494,637	15.8
Retail	437,751	14.2	452,225	14.4
Industrial	517,548	16.8	531,517	17.0
Total office, retail, and industrial	1,443,562	46.9	1,478,379	47.2
Multi-family	560,800	18.2	564,421	18.0
Construction	191,104	6.2	204,236	6.5
Other commercial real estate:
Rental properties	119,090	3.9	123,627	3.9
Service stations and truck stops	81,149	2.6	84,108	2.7
Warehouses and storage	126,433	4.1	128,396	4.1
Hotels	35,642	1.2	46,409	1.5
Restaurants	74,359	2.4	74,490	2.4
Automobile dealers	52,047	1.7	53,221	1.7
Recreational	48,188	1.6	48,718	1.5
Religious	37,281	1.2	36,427	1.2
Multi-use properties	193,471	6.3	191,011	6.1
Other	113,366	3.7	101,490	3.2
Total other commercial real estate	881,026	28.7	887,897	28.3
Total commercial real estate	$3,076,492	100.0	$3,134,933	100.0
Owner-occupied commercial real estate loans, excluding multi-family and construction loans	$936,024		$959,635
Owner-occupied as a percent of total, excluding multi-family and construction loans	40.3%		40.6%
Commercial real estate loans represent 45.6% of total loans, excluding covered loans, and totaled $3.1 billion at March 31, 2015, decreasing 1.9% from December 31, 2014.
Consumer Loans
Consumer loans represent 14.5% of total loans, excluding covered loans, and totaled $978.1 million at March 31, 2015, an increase of $67.5 million from December 31, 2014. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 10
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of March 31, 2015
Commercial and industrial	$2,318,058	$2,298,263	$5,092	$1,452	$338	$12,913
Agricultural	368,836	368,478	—	—	—	358
Commercial real estate:
Office	488,263	484,132	1,128	602	—	2,401
Retail	437,751	432,323	392	77	400	4,559
Industrial	517,548	512,703	212	59	171	4,403
Multi-family	560,800	556,491	2,557	169	883	700
Construction	191,104	183,563	—	53	—	7,488
Other commercial real estate	881,026	868,712	5,440	602	357	5,915
Total commercial real estate	3,076,492	3,037,924	9,729	1,562	1,811	25,466
Total corporate loans	5,763,386	5,704,665	14,821	3,014	2,149	38,737
Home equity	599,543	591,035	2,215	248	562	5,483
1-4 family mortgages	285,758	279,744	1,097	228	870	3,819
Installment	92,834	92,224	498	74	—	38
Total consumer loans	978,135	963,003	3,810	550	1,432	9,340
Total loans, excluding covered loans	6,741,521	6,667,668	18,631	3,564	3,581	48,077
Covered loans	62,830	51,389	481	6,390	—	4,570
Total loans	$6,804,351	$6,719,057	$19,112	$9,954	$3,581	$52,647
As of December 31, 2014
Commercial and industrial	$2,253,556	$2,225,507	$4,882	$205	$269	$22,693
Agricultural	358,249	355,955	1,934	—	—	360
Commercial real estate:
Office	494,637	489,915	939	—	—	3,783
Retail	452,225	446,702	288	76	413	4,746
Industrial	531,517	525,955	979	—	173	4,410
Multi-family	564,421	561,436	1,261	83	887	754
Construction	204,236	197,255	—	—	—	6,981
Other commercial real estate	887,897	875,080	4,976	438	433	6,970
Total commercial real estate	3,134,933	3,096,343	8,443	597	1,906	27,644
Total corporate loans	5,746,738	5,677,805	15,259	802	2,175	50,697
Home equity	543,185	533,738	2,361	145	651	6,290
1-4 family mortgages	291,463	285,531	1,947	166	878	2,941
Installment	76,032	75,423	506	60	—	43
Total consumer loans	910,680	894,692	4,814	371	1,529	9,274
Total loans, excluding covered loans	6,657,418	6,572,497	20,073	1,173	3,704	59,971
Covered loans	79,435	65,682	2,565	5,002	—	6,186
Total loans	$6,736,853	$6,638,179	$22,638	$6,175	$3,704	$66,157

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 11
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2015	2014
	March 31	December 31	September 30	June 30	March 31
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$48,077	$59,971	$64,528	$66,728	$64,217
90 days or more past due loans	3,564	1,173	6,062	3,533	4,973
Total non-performing loans	51,641	61,144	70,590	70,261	69,190
Accruing TDRs	3,581	3,704	5,449	5,697	6,301
OREO	26,042	26,898	29,165	30,331	30,026
Total non-performing assets	$81,264	$91,746	$105,204	$106,289	$105,517
30-89 days past due loans	$18,631	$20,073	$17,321	$24,167	$12,861
Non-accrual loans to total loans	0.71%	0.90%	1.00%	1.14%	1.13%
Non-performing loans to total loans	0.77%	0.92%	1.10%	1.20%	1.22%
Non-performing assets to loans plus OREO	1.20%	1.37%	1.63%	1.81%	1.84%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$4,570	$6,186	$10,905	$13,060	$18,004
90 days or more past due loans	6,390	5,002	7,031	8,464	14,691
Total non-performing loans	10,960	11,188	17,936	21,524	32,695
OREO	7,309	8,068	9,277	9,825	7,355
Total non-performing assets	$18,269	$19,256	$27,213	$31,349	$40,050
30-89 days past due loans	$481	$2,565	$802	$6,286	$2,439
Total non-performing assets
Non-accrual loans	$52,647	$66,157	$75,433	$79,788	$82,221
90 days or more past due loans	9,954	6,175	13,093	11,997	19,664
Total non-performing loans	62,601	72,332	88,526	91,785	101,885
Accruing TDRs	3,581	3,704	5,449	5,697	6,301
OREO	33,351	34,966	38,442	40,156	37,381
Total non-performing assets	$99,533	$111,002	$132,417	$137,638	$145,567
30-89 days past due loans	$19,112	$22,638	$18,123	$30,453	$15,300
Non-accrual loans to total loans	0.77%	0.98%	1.16%	1.34%	1.41%
Non-performing loans to total loans	0.92%	1.07%	1.36%	1.54%	1.75%
Non-performing assets to loans plus OREO	1.46%	1.64%	2.02%	2.30%	2.49%

(1)
Covered loans and covered OREO are covered by FDIC Agreements that substantially mitigate the risk of loss. Past due covered loans in the tables above are determined by borrower performance compared to contractual terms, but are generally considered accruing loans since they continue to perform in accordance with our expectations of cash flows. For a discussion of covered loans, see Note 1 and Note 5 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total non-performing assets, excluding covered loans and covered OREO, decreased by $10.5 million, or 11.4%, from December 31, 2014 and $24.3 million, or 23.0%, from March 31, 2014. Lower levels of non-accrual loans, accruing TDRs, and OREO contributed to the decline compared to both prior periods presented. The improvement in non-accrual loans compared to December 31, 2014 was primarily related to the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014, for which a specific reserve was then established.

TDRs
Loan modifications may be performed at the request of an individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructures remain classified as TDRs for the remaining terms of the loans.
Table 12
TDRs by Type
(Dollar amounts in thousands)

	March 31, 2015		December 31, 2014		March 31, 2014
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$1,429	7	$19,068	6	$3,003
Commercial real estate:
Retail	1	400	1	413	1	386
Industrial	1	171	1	173	1	180
Multi-family	5	1,111	5	1,119	5	1,277
Other commercial real estate	3	357	5	616	5	589
Total commercial real estate	10	2,039	12	2,321	12	2,432
Total corporate loans	16	3,468	19	21,389	18	5,435
Home equity	17	1,124	17	1,157	18	1,288
1-4 family mortgages	9	985	10	1,062	12	1,498
Total consumer loans	26	2,109	27	2,219	30	2,786
Total TDRs	42	$5,577	46	$23,608	48	$8,221
Accruing TDRs	27	$3,581	29	$3,704	32	$6,301
Non-accrual TDRs	15	1,996	17	19,904	16	1,920
Total TDRs	42	$5,577	46	$23,608	48	$8,221
Year-to-date charge-offs on TDRs		$2,590		$8,457		$34
Specific reserves related to TDRs		800		1,765		—
TDRs totaled $5.6 million at March 31, 2015, decreasing $18.0 million from December 31, 2014. Accruing TDRs were $3.6 million at March 31, 2015 compared to $3.7 million at December 31, 2014.
Non-accrual TDRs declined $17.9 million from December 31, 2014, which was primarily driven by the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower’s operating or financial difficulties.
Table 13
Performing Potential Problem Loans
(Dollar amounts in thousands)

	March 31, 2015			December 31, 2014
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$69,163	$44,122	$113,285	$84,615	$30,809	$115,424
Agricultural	254	—	254	294	—	294
Commercial real estate:
Office, retail, and industrial	40,163	31,710	71,873	38,718	32,251	70,969
Multi-family	6,239	4,256	10,495	5,951	3,774	9,725
Construction	5,082	11,172	16,254	5,776	12,487	18,263
Other commercial real estate	31,800	9,202	41,002	32,225	19,407	51,632
Total commercial real estate	83,284	56,340	139,624	82,670	67,919	150,589
Total performing potential problem loans	$152,701	$100,462	$253,163	$167,579	$98,728	$266,307

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

(3)	Total performing potential problem loans excludes accruing TDRs of $1.6 million as of March 31, 2015 and $1.8 million as of December 31, 2014.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $26.0 million at March 31, 2015, decreasing $856,000 from December 31, 2014.
Table 14
OREO by Type
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Single-family homes	$2,254	$2,433	$1,564
Land parcels:
Raw land	1,899	1,917	4,040
Farm land	—	923	—
Commercial lots	9,161	9,295	11,628
Single-family lots	1,126	1,279	1,975
Total land parcels	12,186	13,414	17,643
Multi-family units	754	758	316
Commercial properties	10,848	10,293	10,503
Total OREO, excluding covered OREO	26,042	26,898	30,026
Covered OREO	7,309	8,068	7,355
Total OREO	$33,351	$34,966	$37,381

OREO Activity
A rollforward of OREO balances for the quarters ended March 31, 2015 and 2014 is presented in the following table.
Table 15
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,898	$8,068	$34,966	$32,473	$8,863	$41,336
Transfers from loans	975	63	1,038	686	1,876	2,562
Proceeds from sales	(1,894)	(814)	(2,708)	(2,479)	(3,386)	(5,865)
Gains on sales of OREO	695	98	793	464	2	466
OREO valuation adjustments	(632)	(106)	(738)	(1,118)	—	(1,118)
Ending balance	$26,042	$7,309	$33,351	$30,026	$7,355	$37,381

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
Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses will be established as necessary to reflect credit deterioration. In addition, certain acquired loans that have renewed subsequent to their respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our loan population that is allocated an allowance in accordance with our allowance for loan losses methodology.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2015.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans is discussed in Note 5 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to loans, including covered loans, and acquired loan components of the allowance for credit losses and the remaining acquisition adjustment associated with acquired loans for the quarter ended March 31, 2015.
Table 16
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans and Covered Loans, Excluding Acquired Loans	Acquired Loans	Total
For the quarter ended or as of March 31, 2015
Beginning balance	$74,510	$—	$74,510
Net charge-offs	(8,256)	—	(8,256)
Provision for loan and covered loan losses	6,552	—	6,552
Ending balance	$72,806	$—	$72,806
Total loans	$6,143,450	$660,901	$6,804,351
Remaining acquisition adjustment	N/A	22,388	22,388
Allowance for credit losses to total loans	1.19%	N/A	1.07%
Remaining acquisition adjustment to acquired loans	N/A	3.39%	N/A

N/A - Not applicable.
Excluding acquired loans, the total allowance for credit losses to total loans is 1.19% as of March 31, 2015. Accretion of the acquisition adjustment into interest income totaled $2.3 million during the first quarter of 2015, resulting in a remaining acquisition adjustment as a percent of acquired loans of 3.39%. During the first quarter of 2015, $30.8 million of acquired loans were renewed at market terms and no longer classified as acquired loans. These loans are included in loans and covered loans, excluding acquired loans in the table above and allocated an allowance in accordance with our allowance for loan losses methodology.

Table 17
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Change in allowance for credit losses
Beginning balance	$74,510	$74,722	$79,942	$82,248	$87,121
Loan charge-offs:
Commercial, industrial, and agricultural	7,449	1,882	9,763	2,099	3,680
Office, retail, and industrial	156	237	2,514	3,511	1,083
Multi-family	28	560	26	267	90
Construction	—	—	157	234	661
Other commercial real estate	1,317	1,139	1,363	561	1,771
Consumer	800	569	3,148	1,829	2,028
Total loan charge-offs	9,750	4,387	16,971	8,501	9,313
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	792	665	716	259	2,160
Office, retail, and industrial	322	94	55	290	58
Multi-family	4	84	—	2	1
Construction	17	6	—	2	158
Other commercial real estate	266	1,386	108	89	144
Consumer	321	227	150	214	138
Total recoveries of loan charge-offs	1,722	2,462	1,029	856	2,659
Net loan charge-offs, excluding covered loan charge-offs	8,028	1,925	15,942	7,645	6,654
Net covered loan charge-offs (recoveries)	228	146	5	2	(340)
Net loan and covered loan charge-offs	8,256	2,071	15,947	7,647	6,314
Provision for loan and covered loan losses:
Provision for loan losses	7,871	2,936	11,416	7,425	2,911
Provision for covered loan losses	(1,319)	(1,277)	(689)	(2,084)	(1,470)
Total provision for loan and covered loan losses	6,552	1,659	10,727	5,341	1,441
Increase in reserve for unfunded commitments (1)	—	200	—	—	—
Total provision for loan and covered loan losses and other	6,552	1,859	10,727	5,341	1,441
Ending balance	$72,806	$74,510	$74,722	$79,942	$82,248

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Allowance for credit losses
Allowance for loan losses	$65,311	$65,468	$64,457	$68,983	$69,203
Allowance for covered loan losses	5,679	7,226	8,649	9,343	11,429
Total allowance for loan and covered loan losses	70,990	72,694	73,106	78,326	80,632
Reserve for unfunded commitments	1,816	1,816	1,616	1,616	1,616
Total allowance for credit losses	$72,806	$74,510	$74,722	$79,942	$82,248
Allowance for credit losses and net charge-off ratios
Allowance for credit losses to loans	1.07%	1.11%	1.15%	1.34%	1.41%
Allowance for credit losses to loans, excluding acquired loans (1)	1.19%	1.24%	1.25%	1.34%	1.41%
Allowance for credit losses to non-accrual loans (2)	139.62%	112.19%	102.39%	105.80%	110.28%
Allowance for credit losses to non-performing loans (2)	129.99%	110.04%	93.60%	100.48%	102.35%
Average loans	$6,731,939	$6,537,251	$6,293,313	$5,891,127	$5,706,880
Net loan charge-offs to average loans, annualized	0.50%	0.13%	1.01%	0.53%	0.45%

(1)
Due to the impact of business combination accounting, acquired loans are excluded from these metrics to provide for improved comparability to prior periods and better perspective into this allowance coverage ratio.

(2)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 5 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $72.8 million as of March 31, 2015, a decline of $1.7 million from December 31, 2014. The allowance for credit losses was 1.19% of total loans, excluding acquired loans, at March 31, 2015 compared to 1.24% at December 31, 2014.
The provision for loan and covered loan losses was $6.6 million for the first quarter of 2015, increasing $4.7 million from the fourth quarter of 2014, which was primarily impacted by higher level of charge-offs.
Total net loan charge-offs for the first quarter of 2015 reflect the remediation of three corporate relationships. Included was a charge-off related to the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014, for which a specific reserve was then established. In addition, charge-offs were recorded on two classified corporate credits where changes in borrower circumstances dictated accelerated remediation.
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

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			First Quarter 2015 % Change From
	March 31, 2015	December 31, 2014	March 31, 2014	Fourth Quarter 2014	First Quarter 2014
Demand deposits	$2,312,431	$2,339,298	$1,928,289	(1.1)%	19.9%
Savings deposits	1,426,546	1,306,388	1,159,643	9.2%	23.0%
NOW accounts	1,365,494	1,331,360	1,181,297	2.6%	15.6%
Money market accounts	1,521,762	1,506,643	1,311,998	1.0%	16.0%
Core deposits	6,626,233	6,483,689	5,581,227	2.2%	18.7%
Time deposits	1,250,456	1,239,257	1,180,374	0.9%	5.9%
Brokered deposits	16,106	16,098	16,075	—%	0.2%
Total time deposits	1,266,562	1,255,355	1,196,449	0.9%	5.9%
Total deposits	7,892,795	7,739,044	6,777,676	2.0%	16.5%
Securities sold under agreements to repurchase	127,571	110,832	107,944	15.1%	18.2%
FHLB advances	—	381	114,547	(100.0)%	(100.0)%
Total borrowed funds	127,571	111,213	222,491	14.7%	(42.7)%
Senior and subordinated debt	200,910	194,137	190,949	3.5%	5.2%
Total funding sources	$8,221,276	$8,044,394	$7,191,116	2.2%	14.3%
Average interest rate paid on borrowed funds	0.06%	0.04%	0.70%
Weighted-average maturity of FHLB advances	N/A	N/A	26.6 months
Weighted-average interest rate of FHLB advances	N/A	N/A	1.33%

N/A - Not applicable.
Total average funding sources of $8.2 billion for the first quarter of 2015 increased 8.9% on an annualized basis compared to the fourth quarter of 2014 and increased $1.0 billion, or 14.3%, from the first quarter of 2014. Compared to the first quarter of 2014, the increase in core deposits was due primarily to deposits assumed in the acquisitions completed during the second half of 2014.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2015		March 31, 2014
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$131,200	0.06	$109,156	0.03
FHLB advances	—	—	114,543	1.33
Total borrowed funds	$131,200	0.06	$223,699	0.69
Average for the year-to-date period:
Securities sold under agreements to repurchase	$127,571	0.06	$107,944	0.03
FHLB advances	—	—	114,547	1.33
Total borrowed funds	$127,571	0.06	$222,491	0.70
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$142,545		$116,934
FHLB advances	—		114,551
Average borrowed funds totaled $127.6 million for the first quarter of 2015 decreasing $94.9 million, or 42.7%, compared to the same period in 2014. This decline was primarily due to the prepayment of $114.6 million of FHLB advances during the second quarter of 2014.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to final rules establishing a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve and known as the Basel III Capital Rules. The Basel III Capital Rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2014 10-K.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." The information before March 31, 2015 is based on the prior capital rules in effect through December 31, 2014 and the information as of March 31, 2015 is based on the Basel III Capital Rules. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve’s minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of March 31, 2015 and December 31, 2014.
All other ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from stockholders’ equity and retain the effect of accumulated other comprehensive loss in stockholders’ equity. Reconciliations of the components of those ratios to GAAP are also presented in the table below.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			March 31, 2015
	March 31, 2015	December 31, 2014	Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
Bank regulatory capital ratios (1):
Total capital to risk-weighted assets	11.46%	12.30%	10.00%	15%	$115,925
Tier 1 capital to risk-weighted assets	10.54%	11.32%	8.00%	32%	$201,833
Tier 1 common capital to risk-weighted assets	10.54%	N/A	6.50%	62%	$320,826
Tier 1 leverage to average assets	9.29%	9.76%	5.00%	86%	$386,130
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	11.23%	11.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.35%	10.19%	N/A	N/A	N/A
Tier 1 common capital to risk-weighted assets	9.79%	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	9.32%	9.03%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholders' equity	$1,115,950	$1,100,775
Goodwill and other intangible assets	(333,202)	(334,199)
Tangible common equity	782,748	766,576
Accumulated other comprehensive loss	12,805	15,855
Tangible common equity, excluding accumulated other comprehensive loss	$795,553	$782,431
Total assets	$9,498,596	$9,445,139
Goodwill and other intangible assets	(333,202)	(334,199)
Tangible assets	$9,165,394	$9,110,940
Risk-weighted assets	$8,229,627	$7,879,366
Company tangible common equity ratios (2)(3):
Tangible common equity to tangible assets	8.54%	8.41%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.68%	8.59%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.51%	9.73%	N/A	N/A	N/A

N/A - Not applicable.

(1)
Basel III Capital Rules became effective for the Bank and the Company on January 1, 2015. These rules revise the risk-based capital requirements and introduce a new capital measure, Tier 1 common capital to risk-weighted assets. As a result, March 31, 2015 ratios are computed using the new rules and prior periods presented are reported using the regulatory guidance applicable at that time.

(2)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(3)
Tangible common equity ("TCE") represents common stockholders’ equity less goodwill and identifiable intangible assets. In management’s view, Tier 1 common capital and TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with competitors.

The Company's capital ratios increased from December 31, 2014, driven primarily by growth in retained earnings, net of dividends paid. The Bank's regulatory capital ratios decreased from December 31, 2014 due primarily to dividends paid to the Company during the first quarter of 2015.
The Board of Directors reviews the Company’s capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.

Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the first quarter of 2015, which follows a dividend increase from $0.07 to $0.08 per common share during the second quarter of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2014 10-K.
We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank’s Asset Liability Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Bank’s asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank’s interest rate sensitivity position. Management uses net interest income simulation modeling to analyze and capture exposure of earnings to changes in interest rates.
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of March 31, 2015 and December 31, 2014, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank’s current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans and the impact of interest rate swaps, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of March 31, 2015. See Note 9 of "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 71% of the total compared to 29% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $603.5 million, or 17%, of the floating rate loan portfolio as of March 31, 2015, compared to $644.6 million, or 19%, of the floating rate loan portfolio as of December 31, 2014. On the liability side of the balance sheet, 84% of deposits are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
March 31, 2015:
Dollar change	$45,297	$29,825	$14,526	$(11,539)
Percent change	15.3%	10.1%	4.9%	(3.9)%
December 31, 2014:
Dollar change	$42,922	$27,471	$12,707	$(12,748)
Percent change	14.3%	9.2%	4.2%	(4.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2015 would increase net interest income by $29.8 million, or 10.1%, over the next twelve months compared to no change in interest rates. This same measure was $27.5 million, or 9.2%, as of December 31, 2014.
In rising interest rate scenarios, interest rate risk volatility was more positive at March 31, 2015 compared to December 31, 2014. During the quarter ended March 31, 2015, the increase in floating rate loan balances more than offset the reduction in fixed rate loans and securities. Growth in floating rate loan balances were funded by a rise in core deposits, which are less rate sensitive. Overall, this increase in rate sensitive assets was partially offset by the hedging of $185 million of certain corporate variable rate loans using interest rate swaps through which we receive fixed amounts and pay variable amounts. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2014. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s monthly Common Stock purchases during the first quarter of 2015. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of March 31, 2015. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2015	—	$—	—	2,494,747
February 1 – February 28, 2015	143,964	16.58	—	2,494,747
March 1 – March 31, 2015	—	—	—	2,494,747
Total	143,964	$16.58	—

(1)
Consists of shares acquired pursuant to the Company’s share-based compensation plans and not the Company’s Board-approved stock repurchase program. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of Common Stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted shares or by option holders upon exercise to cover the exercise price of the stock options.

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

3.3
Amended and Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 7 of the Company’s Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgement of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Review Report of Independent Registered Public Accounting Firm.
101	Interactive Data File.

(1)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Executive Vice President and Chief Financial Officer*
Date: May 4, 2015
* Duly authorized to sign on behalf of the registrant.