Form 10-Q
period 2015-06-30
FIRST MIDWEST BANCORP INC
filed 2015-07-31
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Pierce Place, Suite 1500
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)
______________________

Registrant's telephone number, including area code: (630) 875-7450
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

As of July 30, 2015, there were 77,969,134 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2015	December 31, 2014
Assets			(Unaudited)
Cash and due from banks			$135,546	$117,315
Interest-bearing deposits in other banks			811,287	488,947
Trading securities, at fair value			18,172	17,460
Securities available-for-sale, at fair value			1,142,407	1,187,009
Securities held-to-maturity, at amortized cost			24,292	26,555
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			38,748	37,558
Loans, excluding covered loans			6,792,268	6,657,418
Covered loans			57,917	79,435
Allowance for loan and covered loan losses			(71,463)	(72,694)
Net loans			6,778,722	6,664,159
Other real estate owned ("OREO"), excluding covered OREO			24,471	26,898
Covered OREO			3,759	8,068
Federal Deposit Insurance Corporation ("FDIC") indemnification asset			7,335	8,452
Premises, furniture, and equipment, net			128,621	131,109
Investment in bank-owned life insurance ("BOLI")			207,814	206,498
Goodwill and other intangible assets			332,223	334,199
Accrued interest receivable and other assets			209,630	190,912
Total assets			$9,863,027	$9,445,139
Liabilities
Noninterest-bearing deposits			$2,508,316	$2,301,757
Interest-bearing deposits			5,704,355	5,586,001
Total deposits			8,212,671	7,887,758
Borrowed funds			189,036	137,994
Senior and subordinated debt			201,039	200,869
Accrued interest payable and other liabilities			135,324	117,743
Total liabilities			8,738,070	8,344,364
Stockholders' Equity
Common stock			882	882
Additional paid-in capital			443,558	449,798
Retained earnings			927,939	899,516
Accumulated other comprehensive loss, net of tax			(21,232)	(15,855)
Treasury stock, at cost			(226,190)	(233,566)
Total stockholders' equity			1,124,957	1,100,775
Total liabilities and stockholders' equity			$9,863,027	$9,445,139

	June 30, 2015		December 31, 2014
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	88,228	—	88,228
Shares outstanding	—	77,961	—	77,695
Treasury shares	—	10,267	—	10,533

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans	$75,820	$63,239	$149,217	$124,179
Investment securities	7,823	8,019	16,116	16,024
Other short-term investments	913	745	1,692	1,490
Total interest income	84,556	72,003	167,025	141,693
Interest Expense
Deposits	2,402	2,511	4,927	5,108
Borrowed funds	118	169	136	552
Senior and subordinated debt	3,134	3,016	6,278	6,031
Total interest expense	5,654	5,696	11,341	11,691
Net interest income	78,902	66,307	155,684	130,002
Provision for loan and covered loan losses	6,000	5,341	12,552	6,782
Net interest income after provision for loan and covered loan losses	72,902	60,966	143,132	123,220
Noninterest Income
Service charges on deposit accounts	9,886	8,973	19,157	16,993
Wealth management fees	7,433	6,552	14,447	13,009
Card-based fees	6,953	5,969	13,355	11,304
Mortgage banking income	1,439	959	2,562	2,074
Other service charges, commissions, and fees	5,862	4,555	10,693	8,677
Net securities gains	515	4,517	1,027	5,590
Other income	1,900	1,727	3,848	2,855
Loss on early extinguishment of debt	—	(2,059)	—	(2,059)
Total noninterest income	33,988	31,193	65,089	58,443
Noninterest Expense
Salaries and employee benefits	40,294	34,561	81,010	68,052
Net occupancy and equipment expense	9,622	7,672	20,058	17,063
Professional services	5,322	5,691	10,431	11,080
Technology and related costs	3,527	3,104	7,214	6,178
Net OREO expense	1,861	1,569	3,065	3,125
Other expenses	12,825	11,590	24,330	22,357
Acquisition and integration related expenses	—	830	—	830
Total noninterest expense	73,451	65,017	146,108	128,685
Income before income tax expense	33,439	27,142	62,113	52,978
Income tax expense	10,865	8,642	19,657	16,814
Net income	$22,574	$18,500	$42,456	$36,164
Per Common Share Data
Basic earnings per common share	$0.29	$0.25	$0.55	$0.48
Diluted earnings per common share	$0.29	$0.25	$0.55	$0.48
Dividends declared per common share	$0.09	$0.08	$0.18	$0.15
Weighted-average common shares outstanding	77,089	74,322	77,004	74,235
Weighted-average diluted common shares outstanding	77,101	74,333	77,016	74,247

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,574	$18,500	$42,456	$36,164
Securities available-for-sale
Unrealized holding (losses) gains:
Before tax	(11,690)	12,031	(5,378)	24,721
Tax effect	4,670	(4,743)	2,142	(9,779)
Net of tax	(7,020)	7,288	(3,236)	14,942
Reclassification of net gains included in net income:
Before tax	515	4,517	1,027	5,590
Tax effect	(211)	(1,847)	(420)	(2,286)
Net of tax	304	2,670	607	3,304
Net unrealized holding (losses) gains	(7,324)	4,618	(3,843)	11,638
Derivative instruments
Unrealized holding losses:
Before tax	(1,831)	(198)	(2,550)	(198)
Tax effect	728	81	1,016	81
Net of tax	(1,103)	(117)	(1,534)	(117)
Total other comprehensive (loss) income	(8,427)	4,501	(5,377)	11,521
Total comprehensive income	$14,147	$23,001	$37,079	$47,685

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income (loss)	11,638	(117)	—	11,521
Balance at June 30, 2014	$(8,781)	$(117)	$(6,373)	$(15,271)
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive loss	(3,843)	(1,534)	—	(5,377)
Balance at June 30, 2015	$(6,793)	$(2,672)	$(11,767)	$(21,232)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	36,164	11,521	—	47,685
Common dividends declared ($0.15 per common share)	—	—	—	(11,297)	—	—	(11,297)
Share-based compensation expense	—	—	3,226	—	—	—	3,226
Restricted stock activity	194	—	(9,501)	—	—	7,625	(1,876)
Treasury stock issued to benefit plans	8	—	(123)	—	—	381	258
Balance at June 30, 2014	75,273	$858	$407,895	$878,607	$(15,271)	$(232,651)	$1,039,438
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Comprehensive income	—	—	—	42,456	(5,377)	—	37,079
Common dividends declared ($0.18 per common share)	—	—	—	(14,033)	—	—	(14,033)
Share-based compensation expense	—	—	3,487	—	—	—	3,487
Restricted stock activity	268	—	(9,663)	—	—	7,207	(2,456)
Treasury stock issued to benefit plans	(2)	—	(64)	—	—	169	105
Balance at June 30, 2015	77,961	$882	$443,558	$927,939	$(21,232)	$(226,190)	$1,124,957

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$63,720	$56,405
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	148,842	82,779
Proceeds from sales of securities available-for-sale	47,320	12,838
Purchases of securities available-for-sale	(159,252)	(11,115)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,447	3,151
Purchases of securities held-to-maturity	(1,184)	(1,030)
Net purchases of FHLB stock	(1,190)	(427)
Net increase in loans	(129,297)	(251,586)
Premiums paid for BOLI, net of claims	1,021	(72)
Proceeds from sales of OREO	10,584	9,160
Proceeds from sales of premises, furniture, and equipment	195	158
Purchases of premises, furniture, and equipment	(4,386)	(4,074)
Net cash used in investing activities	(83,900)	(160,218)
Financing Activities
Net increase in deposit accounts	324,913	129,149
Net increase (decrease) in borrowed funds	51,042	(5,591)
Payment for the termination of FHLB advances	—	(116,609)
Cash dividends paid	(13,232)	(10,530)
Restricted stock activity	(2,766)	(2,699)
Excess tax benefit related to share-based compensation	794	825
Net cash provided by (used in) financing activities	360,751	(5,455)
Net increase (decrease) in cash and cash equivalents	340,571	(109,268)
Cash and cash equivalents at beginning of period	606,262	587,241
Cash and cash equivalents at end of period	$946,833	$477,973

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$7,953	$4,734
Interest paid to depositors and creditors	11,476	11,927
Dividends declared, but unpaid	7,023	6,027
Non-cash transfers of loans to OREO	4,657	9,339
Non-cash transfer of loans held-for-investment to loans held-for-sale	14,948	64,881

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying interim financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K ("2014 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, the FDIC indemnification asset, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2014 10-K.
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
Acquired and Covered Loans – Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, the majority of which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by FDIC Agreements. Covered loans are reported separately in the financial statements and acquired loans are included within loans held-for-investment.
Acquired and covered loans are separated into (i) non-purchased credit impaired ("Non-PCI") and (ii) purchased credit impaired ("PCI") loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination at the acquisition date. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Other key considerations included past performance of the institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals. Leases and revolving loans do not qualify to be accounted for as PCI loans and are accounted for as Non-PCI loans.

The acquisition adjustment related to Non-PCI loans is amortized into interest income over the contractual life of the related loans. If an acquired non-PCI loan is renewed subsequent to the acquisition date, any remaining acquisition adjustment is accreted into interest income and the loan is considered a new loan that is no longer classified as an acquired loan.
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
90-Days Past Due Loans –The Company's accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the credit is sufficiently collateralized and in the process of renewal or collection or (ii) when an individual analysis of a borrower's creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.
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
The allowance for loan losses also consists of an allowance on acquired Non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. An allowance for credit losses will be established as necessary to reflect credit deterioration since the acquisition date. The Non-PCI allowance is based on management's evaluation of the acquired Non-PCI loan portfolio giving consideration to the current portfolio balance including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance on acquired PCI loans is determined in the same manner as the allowance for covered loan losses, which is discussed below. Acquired loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our general loan population and allocated an allowance based on a loss migration analysis.
Allowance for Covered Loan Losses – The allowance for covered loan losses consists of an allowance on covered Non-PCI and PCI loans. The allowance for covered Non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all the outstanding covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates.
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
Accounting Pronouncements Pending Adoption
Revenue from Contracts with Customers: In May of 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance was initially effective for annual and interim reporting periods beginning on or after December 15, 2016, and must be applied either retrospectively or using the modified retrospective approach. In July of 2015, the FASB affirmed its proposal to defer the effective date for this guidance by one year. The deferral causes the guidance to be effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
Simplifying the Presentation of Debt Issuance Costs: In April of 2015, the FASB issued guidance to clarify the presentation of debt issuance costs within the balance sheet. Additionally, the guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The guidance is effective for annual and interim periods beginning after December 15, 2015. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.  ACQUISITIONS
Popular Community Bank
On August 8, 2014, the Bank completed the acquisition of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, which is a subsidiary of Popular, Inc. The acquisition included Popular's twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area at a purchase price of $19.0 million paid in cash. The Company recorded goodwill of $32.2 million associated with the acquisition. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the August 8, 2014 acquisition date and have been accounted for under the acquisition method of accounting. The fair value adjustments associated with this transaction were finalized during the second quarter of 2015 and there were no retrospective adjustments.
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

4.  SECURITIES
Securities are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. Securities classified as held-to-maturity are securities for which management has the intent and ability to hold to maturity and are stated at cost.
The Company's trading securities consist of diversified investment securities reported at fair value that are held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.
All other securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency securities	$20,312	$172	$—	$20,484	$30,297	$144	$(10)	$30,431
Collateralized mortgage obligations ("CMOs")	525,357	2,328	(6,110)	521,575	538,882	2,256	(6,982)	534,156
Other mortgage-backed securities ("MBSs")	179,436	3,198	(791)	181,843	155,443	4,632	(310)	159,765
Municipal securities	377,381	7,319	(1,712)	382,988	414,255	10,583	(1,018)	423,820
Trust preferred collateralized debt obligations ("CDOs")	48,231	77	(16,304)	32,004	48,502	152	(14,880)	33,774
Corporate debt securities	31	49	—	80	1,719	83	—	1,802
Equity securities	3,377	100	(44)	3,433	3,224	72	(35)	3,261
Total available- for-sale securities	$1,154,125	$13,243	$(24,961)	$1,142,407	$1,192,322	$17,922	$(23,235)	$1,187,009
Securities Held-to-Maturity
Municipal securities	$24,292	$253	$—	$24,545	$26,555	$1,115	$—	$27,670
Trading Securities				$18,172				$17,460

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$114,934	$112,254	$2,330	$2,354
After one year to five years	104,940	102,493	8,497	8,585
After five years to ten years	177,819	173,672	4,947	4,999
After ten years	48,262	47,137	8,518	8,607
Securities that do not have a single contractual maturity date	708,170	706,851	—	—
Total	$1,154,125	$1,142,407	$24,292	$24,545
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $959.8 million at June 30, 2015 and $779.4 million at December 31, 2014. No securities held-to-maturity were pledged as of June 30, 2015 or December 31, 2014.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. During the quarters and six months ended June 30, 2015 and 2014 there were no material gross trading gains (losses). The following table presents net realized gains on available-for-sale securities for the quarters and six months ended June 30, 2015 and 2014.
Available-for-Sale Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains (losses) on sales of securities:
Gross realized gains	$515	$4,517	$1,165	$5,618
Gross realized losses	—	—	(138)	—
Net realized gains on sales of securities	515	4,517	1,027	5,618
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	(28)
Net realized gains	$515	$4,517	$1,027	$5,590
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters and six months ended June 30, 2015 and 2014. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$23,709	$32,450	$23,880	$32,422
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	—	28
Reduction for sales of securities (2)	—	(8,570)	(171)	(8,570)
Ending balance	$23,709	$23,880	$23,709	$23,880

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)
During the six months ended June 30, 2015, the Company sold one CMO with a carrying value of $1.3 million that had OTTI of $171,000 that was previously recognized in earnings. The Company sold one CDO with a carrying value of $1.3 million during the second quarter of 2014 that had OTTI of $8.6 million that was previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2015 and December 31, 2014.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2015
CMOs	74	$82,431	$778	$233,676	$5,332	$316,107	$6,110
MBSs	20	56,341	316	34,405	475	90,746	791
Municipal securities	155	21,714	328	56,520	1,384	78,234	1,712
CDOs	7	1,077	170	28,413	16,134	29,490	16,304
Equity securities	1	—	—	2,286	44	2,286	44
Total	257	$161,563	$1,592	$355,300	$23,369	$516,863	$24,961
As of December 31, 2014
U.S. agency securities	1	$1,943	$10	$—	$—	$1,943	$10
CMOs	87	61,321	559	284,327	6,423	345,648	6,982
MBSs	11	1,113	1	39,043	309	40,156	310
Municipal securities	91	1,317	9	53,987	1,009	55,304	1,018
CDOs	4	—	—	22,791	14,880	22,791	14,880
Equity securities	1	—	—	2,270	35	2,270	35
Total	195	$65,694	$579	$402,418	$22,656	$468,112	$23,235
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2015 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of June 30, 2015 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 12, "Fair Value."

5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
Commercial and industrial	$2,366,056	$2,253,556
Agricultural	377,410	358,249
Commercial real estate:
Office, retail, and industrial	1,432,502	1,478,379
Multi-family	557,947	564,421
Construction	190,970	204,236
Other commercial real estate	871,119	887,897
Total commercial real estate	3,052,538	3,134,933
Total corporate loans	5,796,004	5,746,738
Home equity	599,320	543,185
1-4 family mortgages	283,562	291,463
Installment	113,382	76,032
Total consumer loans	996,264	910,680
Total loans, excluding covered loans	6,792,268	6,657,418
Covered loans (1)	57,917	79,435
Total loans	$6,850,185	$6,736,853
Deferred loan fees included in total loans	$4,360	$3,922
Overdrawn demand deposits included in total loans	2,841	3,438

(1)	For information on covered loans, see Note 6, "Acquired and Covered Loans."
The Company lends primarily to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2014 10-K.

Loan Sales
The table below summarizes the Company's loan sales for the quarters and six months ended June 30, 2015 and 2014.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Corporate loans
Proceeds from sales	$—	$—	$945	$650
Less book value of loans sold	—	—	945	650
Net gains on sales of corporate loans	—	—	—	—
1-4 family mortgage loans
Proceeds from sales	53,445	33,038	89,027	84,938
Less book value of loans sold:
Loans originated with intent to sell	37,001	20,477	71,497	35,935
Loans held-for-investment	14,948	11,713	14,948	47,082
Total book value of loans sold	51,949	32,190	86,445	83,017
Net gains on sales of 1-4 family mortgages	1,496	848	2,582	1,921
Total net gains on loan sales	$1,496	$848	$2,582	$1,921
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 11, "Commitments, Guarantees, and Contingent Liabilities."

6.  ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, and the related FDIC indemnification asset are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents acquired and covered PCI and Non-PCI loans as of June 30, 2015 and December 31, 2014.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$30,895	$583,505	$614,400	$28,712	$714,836	$743,548
Covered loans	35,116	22,801	57,917	54,682	24,753	79,435
Total acquired and covered loans	$66,011	$606,306	$672,317	$83,394	$739,589	$822,983
Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $54.8 million at June 30, 2015.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of June 30, 2015 and December 31, 2014.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and six months ended June 30, 2015 and 2014 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$8,540	$15,537	$8,452	$16,585
Amortization	(395)	(818)	(853)	(2,134)
Change in expected reimbursements from the FDIC for changes in expected credit losses	786	(629)	1,720	532
Payments received from the FDIC	(1,596)	(3,814)	(1,984)	(4,707)
Ending balance	$7,335	$10,276	$7,335	$10,276
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balances	$26,420	$32,010	$28,244	$36,792
Accretion	(4,335)	(3,421)	(6,998)	(6,931)
Other (1)	(1,427)	6,563	(588)	5,291
Ending balance	$20,658	$35,152	$20,658	$35,152

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2015 and December 31, 2014. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of June 30, 2015
Commercial and industrial	$2,352,035	$5,545	$8,476	$14,021	$2,366,056	$11,100	$264
Agricultural	376,880	239	291	530	377,410	317	—
Commercial real estate:
Office, retail, and industrial	1,408,893	12,875	10,734	23,609	1,432,502	12,599	797
Multi-family	552,285	4,718	944	5,662	557,947	1,287	475
Construction	186,871	—	4,099	4,099	190,970	4,940	—
Other commercial real estate	861,674	4,190	5,255	9,445	871,119	5,513	646
Total commercial real estate	3,009,723	21,783	21,032	42,815	3,052,538	24,339	1,918
Total corporate loans	5,738,638	27,567	29,799	57,366	5,796,004	35,756	2,182
Home equity	592,731	3,269	3,320	6,589	599,320	5,242	250
1-4 family mortgages	279,706	1,810	2,046	3,856	283,562	4,011	220
Installment	112,728	562	92	654	113,382	—	92
Total consumer loans	985,165	5,641	5,458	11,099	996,264	9,253	562
Total loans, excluding covered loans	6,723,803	33,208	35,257	68,465	6,792,268	45,009	2,744
Covered loans	53,185	465	4,267	4,732	57,917	3,712	1,233
Total loans	$6,776,988	$33,673	$39,524	$73,197	$6,850,185	$48,721	$3,977
As of December 31, 2014
Commercial and industrial	$2,230,947	$19,505	$3,104	$22,609	$2,253,556	$22,693	$205
Agricultural	355,982	1,934	333	2,267	358,249	360	—
Commercial real estate:
Office, retail, and industrial	1,463,724	2,340	12,315	14,655	1,478,379	12,939	76
Multi-family	562,625	1,261	535	1,796	564,421	754	83
Construction	197,255	—	6,981	6,981	204,236	6,981	—
Other commercial real estate	876,609	5,412	5,876	11,288	887,897	6,970	438
Total commercial real estate	3,100,213	9,013	25,707	34,720	3,134,933	27,644	597
Total corporate loans	5,687,142	30,452	29,144	59,596	5,746,738	50,697	802
Home equity	535,587	3,216	4,382	7,598	543,185	6,290	145
1-4 family mortgages	287,892	2,246	1,325	3,571	291,463	2,941	166
Installment	75,428	506	98	604	76,032	43	60
Total consumer loans	898,907	5,968	5,805	11,773	910,680	9,274	371
Total loans, excluding covered loans	6,586,049	36,420	34,949	71,369	6,657,418	59,971	1,173
Covered loans	66,331	2,714	10,390	13,104	79,435	6,186	5,002
Total loans	$6,652,380	$39,134	$45,339	$84,473	$6,736,853	$66,157	$6,175

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2015 and 2014 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended June 30, 2015
Beginning balance	$32,096	$10,831	$2,355	$2,076	$6,298	$11,655	$5,679	$1,816	$72,806
Charge-offs	(4,127)	(1,894)	(469)	(15)	(527)	(751)	(323)	—	(8,106)
Recoveries	854	32	3	203	1,130	319	38	—	2,579
Net charge-offs	(3,273)	(1,862)	(466)	188	603	(432)	(285)	—	(5,527)
Provision for loan and covered loan losses and other	4,906	2,376	562	(374)	(534)	(403)	(533)	—	6,000
Ending balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279
Quarter ended June 30, 2014
Beginning balance	$27,292	$13,106	$1,968	$5,656	$9,236	$11,945	$11,429	$1,616	$82,248
Charge-offs	(2,099)	(3,511)	(267)	(234)	(561)	(1,828)	(279)	—	(8,779)
Recoveries	259	290	2	2	89	213	277	—	1,132
Net charge-offs	(1,840)	(3,221)	(265)	(232)	(472)	(1,615)	(2)	—	(7,647)
Provision for loan and covered loan losses and other	3,742	1,946	345	(539)	(179)	2,110	(2,084)	—	5,341
Ending balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942
Six months ended June 30, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(11,576)	(2,050)	(497)	(15)	(1,844)	(1,551)	(626)	—	(18,159)
Recoveries	1,646	354	7	220	1,396	640	113	—	4,376
Net charge-offs	(9,930)	(1,696)	(490)	205	(448)	(911)	(513)	—	(13,783)
Provision for loan and covered loan losses and other	14,201	2,049	692	(612)	(1,512)	(414)	(1,852)	—	12,552
Ending balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279
Six months ended June 30, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(5,779)	(4,594)	(357)	(895)	(2,332)	(3,856)	(524)	—	(18,337)
Recoveries	2,419	348	3	160	233	351	862	—	4,376
Net charge-offs	(3,360)	(4,246)	(354)	(735)	(2,099)	(3,505)	338	—	(13,961)
Provision for loan and covered loan losses and other	2,173	5,672	385	(696)	(133)	2,935	(3,554)	—	6,782
Ending balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2015 and December 31, 2014.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of June 30, 2015
Commercial, industrial, and agricultural	$8,455	$2,731,593	$3,418	$2,743,466	$1,886	$31,588	$255	$33,729
Commercial real estate:
Office, retail, and industrial	11,705	1,415,680	5,117	1,432,502	505	10,840	—	11,345
Multi-family	1,048	554,500	2,399	557,947	—	2,445	6	2,451
Construction	4,118	183,094	3,758	190,970	6	1,590	294	1,890
Other commercial real estate	2,907	861,863	6,349	871,119	56	6,064	247	6,367
Total commercial real estate	19,778	3,015,137	17,623	3,052,538	567	20,939	547	22,053
Total corporate loans	28,233	5,746,730	21,041	5,796,004	2,453	52,527	802	55,782
Consumer	—	986,410	9,854	996,264	—	10,693	127	10,820
Total loans, excluding covered loans	28,233	6,733,140	30,895	6,792,268	2,453	63,220	929	66,602
Covered loans	—	22,801	35,116	57,917	—	352	4,509	4,861
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$28,233	$6,755,941	$66,011	$6,850,185	$2,453	$65,388	$5,438	$73,279
As of December 31, 2014
Commercial, industrial, and agricultural	$19,796	$2,588,141	$3,868	$2,611,805	$2,249	$27,209	$—	$29,458
Commercial real estate:
Office, retail, and industrial	12,332	1,458,918	7,129	1,478,379	271	10,721	—	10,992
Multi-family	939	561,400	2,082	564,421	—	2,249	—	2,249
Construction	6,671	195,094	2,471	204,236	—	2,297	—	2,297
Other commercial real estate	3,266	880,087	4,544	887,897	11	8,316	—	8,327
Total commercial real estate	23,208	3,095,499	16,226	3,134,933	282	23,583	—	23,865
Total corporate loans	43,004	5,683,640	20,094	5,746,738	2,531	50,792	—	53,323
Consumer	—	902,062	8,618	910,680	—	11,822	323	12,145
Total loans, excluding covered loans	43,004	6,585,702	28,712	6,657,418	2,531	62,614	323	65,468
Covered loans	—	24,753	54,682	79,435	—	488	6,738	7,226
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$43,004	$6,610,455	$83,394	$6,736,853	$2,531	$64,918	$7,061	$74,510

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2015 and December 31, 2014. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2015				As of December 31, 2014
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$1,930	$6,525	$15,529	$1,886	$666	$19,130	$35,457	$2,249
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	10,197	1,508	19,211	505	9,623	2,709	18,340	271
Multi-family	1,048	—	1,263	—	939	—	1,024	—
Construction	4,084	34	4,746	6	6,671	—	7,731	—
Other commercial real estate	2,600	307	3,194	56	2,752	514	4,490	11
Total commercial real estate	17,929	1,849	28,414	567	19,985	3,223	31,585	282
Total impaired loans individually evaluated for impairment	$19,859	$8,374	$43,943	$2,453	$20,651	$22,353	$67,042	$2,531

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2015 and 2014. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2015		2014
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$9,277	$6	$14,581	$29
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	11,188	4	20,098	6
Multi-family	866	1	1,424	2
Construction	5,395	—	4,788	—
Other commercial real estate	2,822	8	6,393	107
Total commercial real estate	20,271	13	32,703	115
Total impaired loans	$29,548	$19	$47,284	$144

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$12,783	$76	$14,113	$147
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	11,570	33	22,181	147
Multi-family	890	1	1,381	2
Construction	5,820	—	5,096	—
Other commercial real estate	2,970	19	7,361	115
Total commercial real estate	21,250	53	36,019	264
Total impaired loans	$34,033	$129	$50,132	$411

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of June 30, 2015 and December 31, 2014.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of June 30, 2015
Commercial and industrial	$2,252,735	$62,191	$40,030	$11,100	$2,366,056
Agricultural	371,699	5,142	252	317	377,410
Commercial real estate:
Office, retail, and industrial	1,358,289	24,424	37,190	12,599	1,432,502
Multi-family	548,076	4,333	4,251	1,287	557,947
Construction	170,767	5,038	10,225	4,940	190,970
Other commercial real estate	827,237	29,760	8,609	5,513	871,119
Total commercial real estate	2,904,369	63,555	60,275	24,339	3,052,538
Total corporate loans	$5,528,803	$130,888	$100,557	$35,756	$5,796,004
As of December 31, 2014
Commercial and industrial	$2,115,170	$84,615	$31,078	$22,693	$2,253,556
Agricultural	357,595	294	—	360	358,249
Commercial real estate:
Office, retail, and industrial	1,393,885	38,891	32,664	12,939	1,478,379
Multi-family	553,255	6,363	4,049	754	564,421
Construction	178,992	5,776	12,487	6,981	204,236
Other commercial real estate	829,003	32,517	19,407	6,970	887,897
Total commercial real estate	2,955,135	83,547	68,607	27,644	3,134,933
Total corporate loans	$5,427,900	$168,456	$99,685	$50,697	$5,746,738

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $1.3 million as of June 30, 2015 and $1.8 million as of December 31, 2014.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of June 30, 2015
Home equity	$594,078	$5,242	$599,320
1-4 family mortgages	279,551	4,011	283,562
Installment	113,382	—	113,382
Total consumer loans	$987,011	$9,253	$996,264
As of December 31, 2014
Home equity	$536,895	$6,290	$543,185
1-4 family mortgages	288,522	2,941	291,463
Installment	75,989	43	76,032
Total consumer loans	$901,406	$9,274	$910,680
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2015 and December 31, 2014. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$299	$1,077	$1,376	$269	$18,799	$19,068
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	558	—	558	586	—	586
Multi-family	605	195	800	887	232	1,119
Construction	—	—	—	—	—	—
Other commercial real estate	350	—	350	433	183	616
Total commercial real estate	1,513	195	1,708	1,906	415	2,321
Total corporate loans	1,812	1,272	3,084	2,175	19,214	21,389
Home equity	390	692	1,082	651	506	1,157
1-4 family mortgages	865	106	971	878	184	1,062
Installment	—	—	—	—	—	—
Total consumer loans	1,255	798	2,053	1,529	690	2,219
Total loans	$3,067	$2,070	$5,137	$3,704	$19,904	$23,608

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $781,000 in specific reserves related to TDRs as of June 30, 2015 and there were $1.8 million in specific reserves related to TDRs as of December 31, 2014. During the quarters and six months ended June 30, 2015 and 2014 there were no material loans restructured.

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. No material loans defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2015 and 2014.
A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2015 and 2014 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accruing
Beginning balance	$3,581	$6,301	$3,704	$23,770
Additions	—	75	—	75
Net payments received	(349)	(650)	(391)	(1,110)
Returned to performing status	—	—	—	(18,821)
Net transfers from non-accrual	(165)	(29)	(246)	1,783
Ending balance	3,067	5,697	3,067	5,697
Non-accrual
Beginning balance	1,996	1,920	19,904	4,083
Net payments received	(55)	(23)	(15,454)	(157)
Charge-offs	(36)	(152)	(2,626)	(186)
Transfers to OREO	—	(74)	—	(257)
Net transfers to accruing	165	29	246	(1,783)
Ending balance	2,070	1,700	2,070	1,700
Total TDRs	$5,137	$7,397	$5,137	$7,397
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
There were no material commitments to lend additional funds to borrowers with TDRs as of June 30, 2015 and there were $666,000 in commitments as of December 31, 2014.

8. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per share.
Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,574	$18,500	$42,456	$36,164
Net income applicable to non-vested restricted shares	(249)	(230)	(477)	(455)
Net income applicable to common shares	$22,325	$18,270	$41,979	$35,709
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	77,089	74,322	77,004	74,235
Dilutive effect of common stock equivalents	12	11	12	12
Weighted-average diluted common shares outstanding	77,101	74,333	77,016	74,247
Basic earnings per common share ("EPS")	$0.29	$0.25	$0.55	$0.48
Diluted EPS	$0.29	$0.25	$0.55	$0.48
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	768	1,177	857	1,246

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
9.  INCOME TAXES
The following table presents income tax expense and the effective income tax rate for the quarters and six months ended June 30, 2015 and 2014.
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income tax expense	$33,439	$27,142	$62,113	$52,978
Income tax expense:
Federal income tax expense	$8,844	$6,727	$15,920	$13,005
State income tax expense	2,021	1,915	3,737	3,809
Total income tax expense	$10,865	$8,642	$19,657	$16,814
Effective income tax rate	32.5%	31.8%	31.6%	31.7%
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
The increase in total income tax expense resulted primarily from higher levels of income subject to tax at statutory rates, partly offset by decreases in state statutory rates.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
Gross notional amount outstanding	$12,212	$12,793
Derivative liability fair value	(870)	(1,032)
Weighted-average interest rate received	2.10%	2.07%
Weighted-average interest rate paid	6.36%	6.37%
Weighted-average maturity (in years)	2.46	2.95
Fair value of assets needed to settle derivative transactions (1)	$893	$1,057

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and six months ended June 30, 2015 and 2014, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of June 30, 2015, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. The forward starting interest rate swaps begin at various dates between June 2015 and March 2018, of which $62.5 million began during the quarter ended June 30, 2015, and mature between June 2019 and March 2020. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
Gross notional amount outstanding	$1,220,000	$650,000
Derivative asset fair value	3,668	1,166
Derivative liability fair value	(8,148)	(3,096)
Weighted-average interest rate received	1.56%	1.63%
Weighted-average interest rate paid	0.18%	0.16%
Weighted-average maturity (in years)	4.41	4.52
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarter and six months ended June 30, 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of June 30, 2015, the Company estimates that $6.0 million will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. Transaction fees related to commercial customer derivative instruments of $818,000 and $1.5 million were recorded in noninterest income for the quarter and six months ended June 30, 2015, respectively. There were $258,000 and $462,000 of transaction fees recorded for the quarter and six months ended June 30, 2014, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
Gross notional amount outstanding	$612,834	$527,893
Derivative asset fair value	7,673	7,852
Derivative liability fair value	(7,673)	(7,852)
Fair value of assets needed to settle derivative transactions (1)	8,065	8,130

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company's derivative portfolio also includes other derivative instruments that do not receive hedge accounting treatment, consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. In addition, the Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2015 or December 31, 2014. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. At June 30, 2015 and December 31, 2014, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2015 and December 31, 2014.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2015		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$11,341	$16,691	$9,018	$11,980
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	11,341	16,691	9,018	11,980
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(3,752)	(3,752)	(1,195)	(1,195)
Cash collateral pledged	—	(12,939)	—	(10,785)
Net credit exposure	$7,589	$—	$7,823	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2015 and December 31, 2014, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2015 and December 31, 2014 the Company was not in violation of these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,247,779	$1,299,683
Commercial real estate	202,601	170,573
Home equity	332,378	317,783
Other commitments (1)	200,193	194,556
Total commitments to extend credit	$1,982,951	$1,982,595

Standby letters of credit	$108,227	$110,639
Recourse on assets sold:
Unpaid principal balance of loans sold	$201,654	$185,910
Carrying value of recourse obligation (2)	157	155

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2015 and 2014.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,595	$—	$—	$1,725	$—	$—
Mutual funds	16,577	—	—	15,735	—	—
Total trading securities	18,172	—	—	17,460	—	—
Securities available-for-sale:
U.S. agency securities	—	20,484	—	—	30,431	—
CMOs	—	521,575	—	—	534,156	—
MBSs	—	181,843	—	—	159,765	—
Municipal securities	—	382,988	—	—	423,820	—
CDOs	—	—	32,004	—	—	33,774
Corporate debt securities	—	80	—	—	1,802	—
Equity securities	—	3,433	—	—	3,261	—
Total available-for-sale securities	—	1,110,403	32,004	—	1,153,235	33,774
Mortgage servicing rights (1)	—	—	1,820	—	—	1,728
Derivative assets (1)	—	11,341	—	—	9,018	—
Liabilities:
Derivative liabilities (2)	$—	$16,691	$—	$—	$11,980	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Securities Available-for-Sale
The Company's available-for-sale securities are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to estimate the fair value of these securities to determine whether the valuations represent an exit price in the Company's principal markets.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of June 30, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

As of June 30, 2015
Probability of prepayment	0.8% - 15.3%
Probability of default	18.6% - 54.8%
Loss given default	88.3% - 97.0%
Probability of deferral cure	12.5% - 63.1%
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
A rollforward of the carrying value of CDOs for the quarters and six months ended June 30, 2015 and 2014 is presented in the following table.
Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$33,928	$21,666	$33,774	$18,309
Change in other comprehensive loss (1)	(1,798)	(1,721)	(1,498)	1,636
Paydowns	(126)	(1,509)	(272)	(1,509)
Ending balance	$32,004	$18,436	$32,004	$18,436

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $232.5 million as of June 30, 2015 and $220.4 million as of December 31, 2014. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of mortgage servicing rights by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company's mortgage servicing rights can be found in Note 22, "Fair Value," to the Consolidated Financial Statements in the Company's 2014 10-K.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$11,881	$—	$—	$23,799
OREO (2)	—	—	8,010	—	—	22,760
Loans held-for-sale (3)	—	—	16,144	—	—	9,459
Assets held-for-sale (4)	—	—	2,026	—	—	2,026

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of June 30, 2015, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2014, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
Assets Held-for-Sale
Assets held-for-sale consists of former branches that are no longer in operation and are being actively marketed. These branches were transferred into the held-for-sale category at the lower of their fair value as determined by a current appraisal or their recorded investment. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$135,546	$135,546	$117,315	$117,315
Interest-bearing deposits in other banks	2	811,287	811,287	488,947	488,947
Securities held-to-maturity	2	24,292	24,545	26,555	27,670
FHLB and FRB stock	2	38,748	38,748	37,558	37,558
Net loans	3	6,778,722	6,645,824	6,664,159	6,532,622
FDIC indemnification asset	3	7,335	1,663	8,452	3,626
Investment in BOLI	3	207,814	207,814	206,498	206,498
Accrued interest receivable	3	26,073	26,073	27,506	27,506
Other interest-earning assets	3	2,810	2,872	3,799	3,904
Liabilities:
Deposits	2	$8,212,671	$8,206,907	$7,887,758	$7,879,413
Borrowed funds	2	189,036	189,011	137,994	137,994
Senior and subordinated debt	1	201,039	207,356	200,869	209,035
Accrued interest payable	2	2,189	2,189	2,324	2,324
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
Short-Term Financial Assets and Liabilities - For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable, and accrued interest payable.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois. Our principal subsidiary, First Midwest Bank (the "Bank"), and other affiliates provide a full range of business, middle-market and retail banking as well as wealth management services through over 100 locations in metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2015 and 2014 and Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2014 Annual Report on Form 10-K ("2014 10-K"). The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of future results.
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

•	Net Interest Margin - Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.

•	Noninterest Income - Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI") and other income, and non-operating revenues.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," or "continue" and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2014 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION
The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These include, but are not limited to, earnings per share, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, the efficiency ratio, tier 1 common capital to risk-weighted assets, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements conform with GAAP and general practices within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2014 10-K. There have been no significant changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2014.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Results
Interest income	$84,556	$72,003	$167,025	$141,693
Interest expense	5,654	5,696	11,341	11,691
Net interest income	78,902	66,307	155,684	130,002
Provision for loan and covered loan losses	6,000	5,341	12,552	6,782
Noninterest income	33,988	31,193	65,089	58,443
Noninterest expense	73,451	65,017	146,108	128,685
Income before income tax expense	33,439	27,142	62,113	52,978
Income tax expense	10,865	8,642	19,657	16,814
Net income	$22,574	$18,500	$42,456	$36,164
Weighted-average diluted common shares outstanding	77,101	74,333	77,016	74,247
Diluted earnings per common share	$0.29	$0.25	$0.55	$0.48
Performance Ratios (1)
Return on average common equity	7.97%	7.08%	7.56%	7.03%
Return on average tangible common equity (2)	11.62%	9.85%	11.07%	9.84%
Return on average assets	0.94%	0.88%	0.90%	0.87%
Tax-equivalent net interest margin	3.76%	3.65%	3.77%	3.63%
Efficiency ratio (3)	61.70%	63.60%	63.05%	65.09%

(1)	All ratios are presented on an annualized basis.

(2)
Return on average tangible common equity expresses net income available to common stockholders excluding intangibles amortization expense, net of tax, as a percentage of tangible common equity. Intangibles amortization expense, net of tax, totaled $587,000 and $1.2 million for the quarter and six months ended June 30, 2015, respectively, and $386,000 and $843,000 for the same periods in 2014. Tangible common equity represents average stockholders' equity less goodwill and average intangible assets.

(3)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $1.5 million and $2.3 million for the quarter and six months ended June 30, 2015, respectively, and $773,000 and $1.3 million for the same periods in 2014. In addition, acquisition and integration related expenses of $830,000 are excluded from the efficiency ratio for the second quarter of 2014.

	As of			June 30, 2015 Change from
	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014
Balance Sheet Highlights
Total assets	$9,863,027	$9,445,139	$8,305,247	$417,888	$1,557,780
Total loans, excluding covered loans	6,792,268	6,657,418	5,843,457	134,850	948,811
Total loans, including covered loans	6,850,185	6,736,853	5,948,324	113,332	901,861
Total deposits	8,212,671	7,887,758	6,895,250	324,913	1,317,421
Core deposits	7,022,779	6,616,200	5,748,699	406,579	1,274,080
Loans-to-deposits ratio	83.4%	85.4%	86.3%
Core deposits to total deposits	85.5%	83.9%	83.4%

	As of			June 30, 2015 Change from
	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014
Asset Quality Highlights (1)
Non-accrual loans	$45,009	$59,971	$66,728	$(14,962)	$(21,719)
90 days or more past due loans (still accruing interest)	2,744	1,173	3,533	1,571	(789)
Total non-performing loans	47,753	61,144	70,261	(13,391)	(22,508)
Accruing troubled debt restructurings ("TDRs")	3,067	3,704	5,697	(637)	(2,630)
OREO	24,471	26,898	30,331	(2,427)	(5,860)
Total non-performing assets	$75,291	$91,746	$106,289	$(16,455)	$(30,998)
30-89 days past due loans (still accruing interest)	$28,625	$20,073	$24,167	$8,552	$4,458
Allowance for Credit Losses
Allowance for credit losses	$73,279	$74,510	$79,942	$(1,231)	$(6,663)
Allowance for credit losses to total loans (2)	1.07%	1.11%	1.34%
Allowance for credit losses to non-accrual loans (1)	152.01%	112.19%	105.80%

(1)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are loans acquired during 2014, which totaled $587.0 million at June 30, 2015 and $718.3 million at December 31, 2014. These loans have an allowance for loan loss of $821,000 that was established during the second quarter of 2015. In addition, there is a remaining acquisition adjustment of $17.5 million at June 30, 2015 and $24.7 million at December 31, 2014. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

Net income for the second quarter of 2015 was $22.6 million, or $0.29 per share, compared to $18.5 million, or $0.25 per share, for the second quarter of 2014. For the first six months of 2014, net income was $42.5 million, or $0.55 per share, compared to $36.2 million, or $0.48 per share, for the same period in 2014.
The increase in net income for the second quarter and first six months of 2015 compared to the same periods in 2014 reflects the benefit of the acquisitions completed during the second half of 2014, organic loan growth, and increases in fee-based revenues across all categories, partially offset by higher provisioning for credit losses. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans, excluding covered loans, of $6.8 billion grew 4.1% on an annualized basis from December 31, 2014. This growth was concentrated within our commercial and industrial and agricultural loan categories and reflects the continued expansion into certain sector-based lending areas such as asset-based lending, healthcare, and leasing.
Non-performing assets, excluding covered loans and covered OREO, decreased by $16.5 million, or 17.9%, from December 31, 2014 and $31.0 million, or 29.2%, from June 30, 2014, due primarily to lower levels of non-accrual loans. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2015 and 2014, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2015 and 2014.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$669,556	$516	0.31	$532,900	$369	0.28	$102	$45	$147
Securities (2)	1,177,516	9,792	3.33	1,131,114	10,284	3.64	456	(948)	(492)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock	38,748	368	3.80	35,517	348	3.92	30	(10)	20
Loans (2)(3)	6,815,781	76,573	4.51	5,902,953	63,901	4.34	9,938	2,734	12,672
Total interest-earning assets (2)	8,701,601	87,249	4.02	7,602,484	74,902	3.95	10,526	1,821	12,347
Cash and due from banks	133,180			117,108
Allowance for loan and covered loan losses	(73,865)			(79,071)
Other assets	881,613			776,148
Total assets	$9,642,529			$8,416,669
Liabilities and Stockholders' Equity:
Savings deposits	$1,470,441	262	0.07	$1,189,722	203	0.07	50	9	59
NOW accounts	1,379,508	164	0.05	1,196,712	152	0.05	21	(9)	12
Money market deposits	1,557,219	470	0.12	1,334,700	365	0.11	65	40	105
Time deposits	1,216,371	1,506	0.50	1,168,898	1,791	0.61	77	(362)	(285)
Borrowed funds	140,002	118	0.34	164,605	169	0.41	(23)	(28)	(51)
Senior and subordinated debt	200,999	3,134	6.25	190,981	3,016	6.33	155	(37)	118
Total interest-bearing liabilities	5,964,540	5,654	0.38	5,245,618	5,696	0.44	345	(387)	(42)
Demand deposits	2,437,742			2,069,781
Total funding sources	8,402,282			7,315,399
Other liabilities	116,717			66,681
Stockholders' equity - common	1,123,530			1,034,589
Total liabilities and stockholders' equity	$9,642,529			$8,416,669
Net interest income/margin (2)		81,595	3.76		69,206	3.65	$10,181	$2,208	$12,389
Tax-equivalent adjustment		(2,693)			(2,899)
Net interest income (GAAP)		$78,902			$66,307

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes loans acquired through the Company's Federal Deposit Insurance Corporation ("FDIC")-assisted transactions subject to loss sharing agreements ("covered loans") and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$596,302	$914	0.31	$535,007	$751	0.28	$90	$73	$163
Securities (2)	1,197,704	20,203	3.37	1,158,044	20,714	3.58	775	(1,286)	(511)
FHLB and Federal Reserve Bank stock	38,287	725	3.79	35,341	683	3.87	56	(14)	42
Loans (2)(3)	6,778,298	150,759	4.49	5,813,203	125,420	4.35	20,851	4,488	25,339
Total interest-earning assets (2)	8,610,591	172,601	4.04	7,541,595	147,568	3.94	21,772	3,261	25,033
Cash and due from banks	128,978			114,319
Allowance for loan and covered loan losses	(73,676)			(82,878)
Other assets	886,741			776,913
Total assets	$9,552,634			$8,349,949
Liabilities and Stockholders' Equity:
Savings deposits	$1,448,615	530	0.07	$1,174,765	405	0.07	99	26	125
NOW accounts	1,372,540	334	0.05	1,189,047	322	0.05	35	(23)	12
Money market deposits	1,539,588	959	0.13	1,323,412	785	0.12	133	41	174
Time deposits	1,241,328	3,104	0.50	1,182,598	3,596	0.61	191	(683)	(492)
Borrowed funds	133,821	136	0.20	193,388	552	0.58	(135)	(281)	(416)
Senior and subordinated debt	200,955	6,278	6.30	190,965	6,031	6.37	311	(64)	247
Total interest-bearing liabilities	5,936,847	11,341	0.39	5,254,175	11,691	0.45	634	(984)	(350)
Demand deposits	2,375,432			1,999,426
Total funding sources	8,312,279			7,253,601
Other liabilities	121,185			71,299
Stockholders' equity - common	1,119,170			1,025,049
Total liabilities and stockholders' equity	$9,552,634			$8,349,949
Net interest income/margin (2)		161,260	3.77		135,877	3.63	$21,138	$4,245	$25,383
Tax-equivalent adjustment		(5,576)			(5,875)
Net interest income (GAAP)		$155,684			$130,002

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to these categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes loans acquired through the Company's FDIC-assisted transactions subject to loss sharing agreements ("covered loans") and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total average interest-earning assets and total average funding sources for each of the second quarter and first six months of 2015 increased $1.1 billion compared to the same periods in 2014, reflecting the impact of acquisitions completed during the second half of 2014 and organic loan growth over the course of the year.
Tax-equivalent net interest margin for the second quarter and first six months of 2015 was 3.76% and 3.77%, respectively, increasing 11 basis points from the second quarter of 2014 and 14 basis points from the first six months of 2014. Compared to both prior periods presented, growth in the tax-equivalent net interest margin resulted primarily from acquired loan accretion income related to the 2014 acquisitions and interest rate swaps, partially offset by the continued shift in the loan mix to floating rate loans. Excluding the acquired loan accretion related to the 2014 acquisitions, tax-equivalent net interest income would have been 3.59%

and 3.63% for the second quarter and first six months of 2015, respectively. In addition, the tax-equivalent net interest margin for the second quarter and first six months of 2014 was positively impacted by higher levels of income on covered interest-earning assets.
Compared to the second quarter and first six months of 2014, tax-equivalent net interest income increased by $12.6 million and $25.7 million, respectively. These increases were due primarily to the acquisitions completed in 2014, organic loan growth, and the prepayment of FHLB advances during the second quarter of 2014. Acquired loan accretion income related to the 2014 acquisitions contributed $3.6 million and $5.9 million to net interest income for the second quarter and first six months of 2015, respectively. This acquired loan accretion income includes accelerated accretion on purchased credit impaired ("PCI") loans of $1.7 million for the second quarter and first six months of 2015.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2015 and 2014 are presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Service charges on deposit accounts	$9,886	$8,973	10.2	$19,157	$16,993	12.7
Wealth management fees	7,433	6,552	13.4	14,447	13,009	11.1
Card-based fees (1)	6,953	5,969	16.5	13,355	11,304	18.1
Merchant servicing fees (2)	2,938	2,916	0.8	5,603	5,625	(0.4)
Mortgage banking income	1,439	959	50.1	2,562	2,074	23.5
Other service charges, commissions, and fees	2,924	1,639	78.4	5,090	3,052	66.8
Total fee-based revenues	31,573	27,008	16.9	60,214	52,057	15.7
Net securities gains	515	4,517	(88.6)	1,027	5,590	(81.6)
Other income (3)	1,900	1,727	10.0	3,848	2,855	34.8
Loss on early extinguishment of debt	—	(2,059)	(100.0)	—	(2,059)	(100.0)
Total noninterest income	$33,988	$31,193	9.0	$65,089	$58,443	11.4

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
Total fee-based revenues increased 16.9% and 15.7% from the second quarter and first six months of 2014, respectively, reflecting growth across most categories. The increase in service charges on deposit accounts and card-based fees compared to both prior periods presented resulted from growth in treasury management services, higher transaction volumes, and services provided to customers acquired in the acquisitions completed during the second half of 2014.
Compared to both prior periods, continued sales of fiduciary and investment advisory services to new and existing customers drove the increases in wealth management fees and the overall increase in assets under management to $7.5 billion as of June 30, 2015, a rise of $266.9 million, or 3.7%, from June 30, 2014.
During the quarter and six months ended June 30, 2015 we sold $51.9 million and $86.4 million, respectively, of 1-4 family mortgage loans in the secondary market compared to sales of $32.2 million and $83.0 million for the same periods in 2014.
Fee income generated by sales of capital market products to commercial clients and gains realized on the sale of leasing equipment contracts contributed to the increase in other service charges, commissions, and fees compared to both prior periods.
Total noninterest income for the second quarter and first six months of 2015 grew 9.0% and 11.4%, respectively, from the same periods in 2014. Net securities gains of $4.5 million and $5.6 million for the second quarter and first six months of 2014, respectively, were elevated compared to the same periods in 2015 due to the sales of certain securities. The loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances during the second quarter of 2014.

Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2015 and 2014 are presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Salaries and employee benefits:
Salaries and wages	$33,096	$28,403	16.5	$65,890	$55,786	18.1
Retirement and other employee benefits	7,198	6,158	16.9	15,120	12,266	23.3
Total salaries and employee benefits	40,294	34,561	16.6	81,010	68,052	19.0
Net occupancy and equipment expense	9,622	7,672	25.4	20,058	17,063	17.6
Professional services	5,322	5,691	(6.5)	10,431	11,080	(5.9)
Technology and related costs	3,527	3,104	13.6	7,214	6,178	16.8
Merchant card expense (1)	2,472	2,383	3.7	4,669	4,596	1.6
Advertising and promotions (1)	2,344	2,306	1.6	3,567	3,919	(9.0)
Net OREO expense	1,861	1,569	18.6	3,065	3,125	(1.9)
Cardholder expenses (1)	1,292	1,081	19.5	2,560	2,095	22.2
Other expenses (1)	6,717	5,820	15.4	13,534	11,747	15.2
Acquisition and integration related expenses	—	830	(100.0)	—	830	(100.0)
Total noninterest expense	$73,451	$65,017	13.0	$146,108	$128,685	13.5
Efficiency ratio (2)	62%	64%		63%	65%

(1)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(2)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $1.5 million and $2.3 million for the quarter and six months ended June 30, 2015, respectively, and $773,000 and $1.3 million for the same periods in 2014. In addition, acquisition and integration related expenses of $830,000 are excluded from the efficiency ratio for the second quarter of 2014.

The efficiency ratio improved to 62% and 63% for the second quarter and first six months of 2015, respectively, from 64% and 65% for the same periods in 2014. The rise in total noninterest expense compared to both prior periods presented was impacted by operating costs of the 21 banking locations acquired during the second half of 2014, of which four have been closed. These costs primarily occurred within salaries and employee benefits, net occupancy and equipment expense, technology and related costs, and other expenses.
The decrease in professional services was driven by lower levels of loan remediation expenses and covered loan portfolio servicing costs compared to both prior periods presented.
Almost half of the other expenses category consists of FDIC premiums and other intangible amortization expenses. Compared to the second quarter and first six months of 2014, the increase resulted primarily from other intangible amortization and other miscellaneous operating expenses related to the 2014 acquisitions.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income tax expense	$33,439	$27,142	$62,113	$52,978
Income tax expense:
Federal income tax expense	$8,844	$6,727	$15,920	$13,005
State income tax expense	2,021	1,915	3,737	3,809
Total income tax expense	$10,865	$8,642	$19,657	$16,814
Effective income tax rate	32.5%	31.8%	31.6%	31.7%
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
The increase in total income tax expense for the quarter and six months ended June 30, 2015 compared to the same periods in 2014 resulted primarily from higher levels of income subject to tax at statutory rates, partly offset by decreases in state statutory rates.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2014 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities consist of securities held in a grantor trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.
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
Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of June 30, 2015				As of December 31, 2014
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. agency securities	$20,312	$172	$20,484	1.8	$30,297	$134	$30,431	2.5
Collateralized mortgage obligations ("CMOs")	525,357	(3,782)	521,575	44.7	538,882	(4,726)	534,156	44.0
Other mortgage-backed securities ("MBSs")	179,436	2,407	181,843	15.6	155,443	4,322	159,765	13.1
Municipal securities	377,381	5,607	382,988	32.8	414,255	9,565	423,820	34.9
Trust preferred collateralized debt obligations ("CDOs")	48,231	(16,227)	32,004	2.7	48,502	(14,728)	33,774	2.8
Corporate debt securities	31	49	80	—	1,719	83	1,802	0.1
Equity securities	3,377	56	3,433	0.3	3,224	37	3,261	0.3
Total available-for- sale securities	1,154,125	(11,718)	1,142,407	97.9	1,192,322	(5,313)	1,187,009	97.7
Securities Held-to-Maturity
Municipal securities	24,292	253	24,545	2.1	26,555	1,115	27,670	2.3
Total securities	$1,178,417	$(11,465)	$1,166,952	100.0	$1,218,877	$(4,198)	$1,214,679	100.0

Portfolio Composition
As of June 30, 2015, our available-for-sale securities portfolio decreased 3.8% compared to December 31, 2014. The reduction in U.S. agency securities, CMOs, and municipal securities from December 31, 2014 resulted from sales of $46.3 million and maturities, calls, and prepayments of $148.8 million, offset by purchases of $159.3 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 97% of our available-for-sale securities portfolio is comprised of U.S. agency securities, CMOs, other MBSs, and municipal securities. The remainder of the portfolio consists of eleven CDOs with a total fair value of $32.0 million and miscellaneous other securities with a total fair value of $3.5 million.
Investments in municipal securities comprised 33.5% of the total available-for-sale securities portfolio at June 30, 2015. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. agency securities	2.96%	3.63	2.93%	3.32%	3.72	2.98%
CMOs	3.66%	3.79	1.86%	3.45%	3.67	1.91%
MBSs	3.69%	4.58	2.49%	2.88%	4.18	2.77%
Municipal securities	3.02%	2.54	5.25%	2.89%	2.37	5.50%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	N/M	N/M	N/M	0.45%	0.50	6.72%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	3.43%	3.49	3.14%	3.16%	3.26	3.37%
Securities Held-to-Maturity
Municipal securities	5.70%	8.09	4.51%	5.64%	7.85	4.60%
Total securities	3.48%	3.59	3.17%	3.21%	3.37	3.40%

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
Effective Duration
The average life and effective duration of our available-for-sale securities portfolio as of June 30, 2015 were both higher than December 31, 2014 at 3.49 years and 3.43%, respectively. These increases resulted mainly from slower prepayment speeds, reflecting the rise in interest rates, combined with purchases of CMOs and MBSs during the second quarter of 2015. In addition, $1.7 million of corporate debt securities matured during the second quarter of 2015 and the proceeds were reinvested into other types of securities.
Securities Gains and Losses
Net securities gains for the second quarter and first six months of 2015 were $515,000 and $1.0 million, respectively. During the second quarter of 2015, sales consisted of MBS securities with carrying values that totaled $10.6 million. Net securities gains for the first six months of 2015 also consisted of certain CMOs, MBSs, and municipal security sales with carrying values of $46.3 million. No impairment charges were recognized during the second quarter and first six months of 2015.
Net securities gains for the second quarter and first six months of 2014 were $4.5 million and $5.6 million, respectively. During the first six months of 2014, we sold a non-accrual CDO with a carrying value of $1.3 million at a gain of $3.5 million and other investments at gains totaling $2.1 million.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses were $11.7 million as of June 30, 2015 compared to $5.3 million as of December 31, 2014.
Net unrealized losses in the CMO portfolio totaled $3.8 million at June 30, 2015 compared to $4.7 million as of December 31, 2014. Net unrealized losses on CMOs include unrealized losses of $6.1 million as of June 30, 2015. CMOs are either backed by

U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of June 30, 2015 represents an other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
As of June 30, 2015, net unrealized gains in the municipal securities portfolio totaled $5.6 million compared to $9.6 million as of December 31, 2014. Net unrealized gains on municipal securities include unrealized losses of $1.7 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of these securities carry investment grade ratings, with the majority supported by the general revenues of the issuing governmental entity, and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $16.2 million as of June 30, 2015 and $14.7 million as of December 31, 2014. We do not believe the unrealized losses on the CDOs as of June 30, 2015 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 12 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 85.3% of total loans, excluding covered loans, at June 30, 2015. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.
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

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2015	% of Total	As of December 31, 2014	% of Total	Annualized% Change
Commercial and industrial	$2,366,056	34.8	$2,253,556	33.9	10.0
Agricultural	377,410	5.6	358,249	5.4	10.7
Commercial real estate:
Office	488,863	7.2	494,637	7.4	(2.3)
Retail	432,880	6.4	452,225	6.8	(8.6)
Industrial	510,759	7.5	531,517	8.0	(7.8)
Multi-family	557,947	8.2	564,421	8.4	(2.3)
Construction	190,970	2.8	204,236	3.1	(13.0)
Other commercial real estate	871,119	12.8	887,897	13.3	(3.8)
Total commercial real estate	3,052,538	44.9	3,134,933	47.0	(5.3)
Total corporate loans	5,796,004	85.3	5,746,738	86.3	1.7
Home equity	599,320	8.8	543,185	8.2	20.7
1-4 family mortgages	283,562	4.2	291,463	4.4	(5.4)
Installment	113,382	1.7	76,032	1.1	98.2
Total consumer loans	996,264	14.7	910,680	13.7	18.8
Total loans, excluding covered loans	6,792,268	100.0	6,657,418	100.0	4.1
Covered loans	57,917		79,435		(54.2)
Total loans	$6,850,185		$6,736,853		3.4
Total loans, excluding covered loans, of $6.8 billion grew 4.1% on an annualized basis from December 31, 2014. Loan growth was concentrated within our commercial and industrial and agricultural loan categories and reflects the continued expansion into certain sector-based lending areas such as asset-based lending, healthcare, and leasing. The rise in consumer loans reflects the purchase of $55.1 million of high quality, shorter-duration, floating rate home equity loans during the first quarter of 2015 and targeted sales efforts in our installment portfolio.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 40.4% of total loans, excluding covered loans, and totaled $2.7 billion at June 30, 2015, an increase of $131.7 million, or 10.1% on an annualized basis, from December 31, 2014. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of June 30, 2015 and December 31, 2014.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2015	% of Total	As of December 31, 2014	% of Total
Office, retail, and industrial:
Office	$488,863	16.0	$494,637	15.8
Retail	432,880	14.2	452,225	14.4
Industrial	510,759	16.7	531,517	17.0
Total office, retail, and industrial	1,432,502	46.9	1,478,379	47.2
Multi-family	557,947	18.3	564,421	18.0
Construction	190,970	6.3	204,236	6.5
Other commercial real estate:
Rental properties	113,905	3.7	123,627	3.9
Service stations and truck stops	80,451	2.6	84,108	2.7
Warehouses and storage	125,144	4.1	128,396	4.1
Hotels	41,617	1.4	46,409	1.5
Restaurants	74,884	2.4	74,490	2.4
Automobile dealers	52,817	1.7	53,221	1.7
Recreational	47,492	1.6	48,718	1.5
Religious	41,668	1.4	36,427	1.2
Multi-use properties	187,872	6.2	191,011	6.1
Other	105,269	3.4	101,490	3.2
Total other commercial real estate	871,119	28.5	887,897	28.3
Total commercial real estate	$3,052,538	100.0	$3,134,933	100.0
Commercial real estate loans represent 44.9% of total loans, excluding covered loans, and totaled $3.1 billion at June 30, 2015, decreasing 5.3% on an annualized basis from December 31, 2014. Owner-occupied commercial real estate loans represent approximately 40% of total commercial real estate loans, excluding multi-family and construction loans, at June 30, 2015 and December 31, 2014.
Consumer Loans
Consumer loans represent 14.7% of total loans, excluding covered loans, and totaled $996.3 million at June 30, 2015, an increase of $85.6 million from December 31, 2014. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"). It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of June 30, 2015
Commercial and industrial	$2,366,056	$2,349,611	$4,782	$264	$299	$11,100
Agricultural	377,410	376,854	239	—	—	317
Commercial real estate:
Office	488,863	483,182	1,840	708	—	3,133
Retail	432,880	420,554	8,345	89	389	3,503
Industrial	510,759	503,827	800	—	169	5,963
Multi-family	557,947	551,388	4,192	475	605	1,287
Construction	190,970	186,030	—	—	—	4,940
Other commercial real estate	871,119	860,693	3,917	646	350	5,513
Total commercial real estate	3,052,538	3,005,674	19,094	1,918	1,513	24,339
Total corporate loans	5,796,004	5,732,139	24,115	2,182	1,812	35,756
Home equity	599,320	590,897	2,541	250	390	5,242
1-4 family mortgages	283,562	277,059	1,407	220	865	4,011
Installment	113,382	112,728	562	92	—	—
Total consumer loans	996,264	980,684	4,510	562	1,255	9,253
Total loans, excluding covered loans	6,792,268	6,712,823	28,625	2,744	3,067	45,009
Covered loans	57,917	52,740	232	1,233	—	3,712
Total loans	$6,850,185	$6,765,563	$28,857	$3,977	$3,067	$48,721
As of December 31, 2014
Commercial and industrial	$2,253,556	$2,225,507	$4,882	$205	$269	$22,693
Agricultural	358,249	355,955	1,934	—	—	360
Commercial real estate:
Office	494,637	489,915	939	—	—	3,783
Retail	452,225	446,702	288	76	413	4,746
Industrial	531,517	525,955	979	—	173	4,410
Multi-family	564,421	561,436	1,261	83	887	754
Construction	204,236	197,255	—	—	—	6,981
Other commercial real estate	887,897	875,080	4,976	438	433	6,970
Total commercial real estate	3,134,933	3,096,343	8,443	597	1,906	27,644
Total corporate loans	5,746,738	5,677,805	15,259	802	2,175	50,697
Home equity	543,185	533,738	2,361	145	651	6,290
1-4 family mortgages	291,463	285,531	1,947	166	878	2,941
Installment	76,032	75,423	506	60	—	43
Total consumer loans	910,680	894,692	4,814	371	1,529	9,274
Total loans, excluding covered loans	6,657,418	6,572,497	20,073	1,173	3,704	59,971
Covered loans	79,435	65,682	2,565	5,002	—	6,186
Total loans	$6,736,853	$6,638,179	$22,638	$6,175	$3,704	$66,157

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$45,009	$48,077	$59,971	$64,528	$66,728
90 days or more past due loans	2,744	3,564	1,173	6,062	3,533
Total non-performing loans	47,753	51,641	61,144	70,590	70,261
Accruing TDRs	3,067	3,581	3,704	5,449	5,697
OREO	24,471	26,042	26,898	29,165	30,331
Total non-performing assets	$75,291	$81,264	$91,746	$105,204	$106,289
30-89 days past due loans	$28,625	$18,631	$20,073	$17,321	$24,167
Non-accrual loans to total loans	0.66%	0.71%	0.90%	1.00%	1.14%
Non-performing loans to total loans	0.70%	0.77%	0.92%	1.10%	1.20%
Non-performing assets to loans plus OREO	1.10%	1.20%	1.37%	1.63%	1.81%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$3,712	$4,570	$6,186	$10,905	$13,060
90 days or more past due loans	1,233	6,390	5,002	7,031	8,464
Total non-performing loans	4,945	10,960	11,188	17,936	21,524
OREO	3,759	7,309	8,068	9,277	9,825
Total non-performing assets	$8,704	$18,269	$19,256	$27,213	$31,349
30-89 days past due loans	$232	$481	$2,565	$802	$6,286
Total non-performing assets
Non-accrual loans	$48,721	$52,647	$66,157	$75,433	$79,788
90 days or more past due loans	3,977	9,954	6,175	13,093	11,997
Total non-performing loans	52,698	62,601	72,332	88,526	91,785
Accruing TDRs	3,067	3,581	3,704	5,449	5,697
OREO	28,230	33,351	34,966	38,442	40,156
Total non-performing assets	$83,995	$99,533	$111,002	$132,417	$137,638
30-89 days past due loans	$28,857	$19,112	$22,638	$18,123	$30,453
Non-accrual loans to total loans	0.71%	0.77%	0.98%	1.16%	1.34%
Non-performing loans to total loans	0.77%	0.92%	1.07%	1.36%	1.54%
Non-performing assets to loans plus OREO	1.22%	1.46%	1.64%	2.02%	2.30%

(1)
Covered loans and covered OREO are covered by FDIC Agreements that substantially mitigate the risk of loss. Past due covered loans in the tables above are determined by borrower performance compared to contractual terms, but are generally considered accruing loans since they continue to perform in accordance with our expectations of cash flows. For a discussion of covered loans, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total non-performing assets, excluding covered loans and covered OREO, decreased by $16.5 million, or 17.9%, from December 31, 2014 and $31.0 million, or 29.2%, from June 30, 2014, due mainly to lower levels of non-accrual loans. The improvement in non-accrual loans compared to December 31, 2014 related primarily to the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014, for which a specific reserve was then established.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2015		December 31, 2014		June 30, 2014
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$1,376	7	$19,068	5	$3,001
Commercial real estate:
Retail	1	389	1	413	—	—
Industrial	1	169	1	173	1	178
Multi-family	3	800	5	1,119	4	862
Other commercial real estate	3	350	5	616	6	636
Total commercial real estate	8	1,708	12	2,321	11	1,676
Total corporate loans	13	3,084	19	21,389	16	4,677
Home equity	16	1,082	17	1,157	19	1,353
1-4 family mortgages	9	971	10	1,062	11	1,367
Total consumer loans	25	2,053	27	2,219	30	2,720
Total TDRs	38	$5,137	46	$23,608	46	$7,397
Accruing TDRs	23	$3,067	29	$3,704	31	$5,697
Non-accrual TDRs	15	2,070	17	19,904	15	1,700
Total TDRs	38	$5,137	46	$23,608	46	$7,397
Year-to-date charge-offs on TDRs		$2,626		$8,457		$152
Specific reserves related to TDRs		781		1,765		—
TDRs totaled $5.1 million at June 30, 2015, decreasing $18.5 million from December 31, 2014. Accruing TDRs were $3.1 million at June 30, 2015 compared to $3.7 million at December 31, 2014.
Non-accrual TDRs declined $17.8 million from December 31, 2014, which was driven primarily by the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of June 30, 2015			As of December 31, 2014
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$62,191	$39,731	$101,922	$84,615	$30,809	$115,424
Agricultural	5,142	252	5,394	294	—	294
Commercial real estate:
Office, retail, and industrial	24,255	36,801	61,056	38,718	32,251	70,969
Multi-family	3,925	4,251	8,176	5,951	3,774	9,725
Construction	5,038	10,225	15,263	5,776	12,487	18,263
Other commercial real estate	29,760	8,609	38,369	32,225	19,407	51,632
Total commercial real estate	62,978	59,886	122,864	82,670	67,919	150,589
Total performing potential problem loans	$130,311	$99,869	$230,180	$167,579	$98,728	$266,307

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

(3)	Total performing potential problem loans excludes accruing TDRs of $1.3 million as of June 30, 2015 and $1.8 million as of December 31, 2014.

Performing potential problem loans totaled $230.2 million as of June 30, 2015, down $36.1 million, or 13.6%, from December 31, 2014, with improvement across the majority of corporate loan categories.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $28.2 million at June 30, 2015, decreasing $6.7 million, or 19.3%, from December 31, 2014.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
Single-family homes	$2,887	$2,433	$1,982
Land parcels:
Raw land	1,586	1,917	3,843
Farm land	—	923	—
Commercial lots	8,857	9,295	11,485
Single-family lots	1,080	1,279	1,634
Total land parcels	11,523	13,414	16,962
Multi-family units	689	758	868
Commercial properties	9,372	10,293	10,519
Total OREO, excluding covered OREO	24,471	26,898	30,331
Covered OREO	3,759	8,068	9,825
Total OREO	$28,230	$34,966	$40,156

OREO Activity
A rollforward of OREO balances for the quarters and six months ended June 30, 2015 and 2014 are presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,042	$7,309	$33,351	$30,026	$7,355	$37,381
Transfers from loans	1,892	1,727	3,619	2,300	4,477	6,777
Proceeds from sales	(2,557)	(5,319)	(7,876)	(1,218)	(2,077)	(3,295)
Gains on sales of OREO	333	115	448	143	98	241
OREO valuation adjustments	(1,239)	(73)	(1,312)	(920)	(28)	(948)
Ending balance	$24,471	$3,759	$28,230	$30,331	$9,825	$40,156

	Six Months Ended June 30,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,898	$8,068	$34,966	$32,473	$8,863	$41,336
Transfers from loans	2,867	1,790	4,657	3,002	6,337	9,339
Proceeds from sales	(4,451)	(6,133)	(10,584)	(3,697)	(5,463)	(9,160)
Gains on sales of OREO	1,028	213	1,241	607	100	707
OREO valuation adjustments	(1,871)	(179)	(2,050)	(2,054)	(12)	(2,066)
Ending balance	$24,471	$3,759	$28,230	$30,331	$9,825	$40,156

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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2015.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans is discussed in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to loans, including covered loans, and acquired loan components of the allowance for credit losses and the remaining acquisition adjustment associated with acquired loans for the quarter ended June 30, 2015.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans and Covered Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Six months ended June 30, 2015
Beginning balance	$74,510	$—	$74,510
Net charge-offs	(13,783)	—	(13,783)
Provision for loan and covered loan losses	11,731	821	12,552
Ending balance	$72,458	$821	$73,279
As of June 30, 2015
Total loans	$6,263,170	$587,015	$6,850,185
Remaining acquisition adjustment (2)	N/A	17,538	17,538
Allowance for credit losses to total loans	1.16%	0.14%	1.07%
Remaining acquisition adjustment to acquired loans	N/A	2.99%	N/A
As of December 31, 2014
Total loans	$6,018,591	$718,262	$6,736,853
Remaining acquisition adjustment (2)	N/A	24,737	24,737
Allowance for credit losses to total loans	1.24%	N/A	1.11%
Remaining acquisition adjustment to acquired loans	N/A	3.44%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in the acquisitions completed during 2014.

(2)
The remaining acquisition adjustment consists of $7.2 million and $10.3 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of June 30, 2015, and $11.2 million and $13.5 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2014.

Excluding acquired loans, the total allowance for credit losses to total loans is 1.16% as of June 30, 2015. The acquisition adjustment decreased $7.2 million during the first six months of 2015, of which $5.9 million accreted into interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 2.99%. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $54.8 million as of June 30, 2015 and are included in loans and covered loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. During the second quarter of 2015, an allowance of $821,000 was established on loans acquired during 2014.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Change in allowance for credit losses
Beginning balance	$72,806	$74,510	$74,722	$79,942	$82,248
Loan charge-offs:
Commercial, industrial, and agricultural	4,127	7,449	1,882	9,763	2,099
Office, retail, and industrial	1,894	156	237	2,514	3,511
Multi-family	469	28	560	26	267
Construction	15	—	—	157	234
Other commercial real estate	527	1,317	1,139	1,363	561
Consumer	751	800	569	3,148	1,829
Total loan charge-offs	7,783	9,750	4,387	16,971	8,501
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	854	792	665	716	259
Office, retail, and industrial	32	322	94	55	290
Multi-family	3	4	84	—	2
Construction	203	17	6	—	2
Other commercial real estate	1,130	266	1,386	108	89
Consumer	319	321	227	150	214
Total recoveries of loan charge-offs	2,541	1,722	2,462	1,029	856
Net loan charge-offs, excluding covered loan charge-offs	5,242	8,028	1,925	15,942	7,645
Net covered loan charge-offs	285	228	146	5	2
Net loan and covered loan charge-offs	5,527	8,256	2,071	15,947	7,647
Provision for loan and covered loan losses:
Provision for loan losses	6,533	7,871	2,936	11,416	7,425
Provision for covered loan losses	(533)	(1,319)	(1,277)	(689)	(2,084)
Total provision for loan and covered loan losses	6,000	6,552	1,659	10,727	5,341
Increase in reserve for unfunded commitments (1)	—	—	200	—	—
Total provision for loan and covered loan losses	6,000	6,552	1,859	10,727	5,341
Ending balance	$73,279	$72,806	$74,510	$74,722	$79,942

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Quarters Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Allowance for credit losses
Allowance for loan losses	$66,602	$65,311	$65,468	$64,457	$68,983
Allowance for covered loan losses	4,861	5,679	7,226	8,649	9,343
Total allowance for loan and covered loan losses	71,463	70,990	72,694	73,106	78,326
Reserve for unfunded commitments	1,816	1,816	1,816	1,616	1,616
Total allowance for credit losses	$73,279	$72,806	$74,510	$74,722	$79,942
Allowance for credit losses and net charge-off ratios
Allowance for credit losses to loans (1)	1.07%	1.07%	1.11%	1.15%	1.34%
Allowance for credit losses to non-accrual loans (2)	152.01%	139.62%	112.19%	102.39%	105.80%
Allowance for credit losses to non-performing loans (2)	143.27%	129.99%	110.04%	93.60%	100.48%
Average loans	$6,808,219	$6,731,939	$6,537,251	$6,293,313	$5,891,127
Net loan charge-offs to average loans, annualized	0.33%	0.50%	0.13%	1.01%	0.52%

(1)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are loans acquired during 2014 which totaled $587.0 million at June 30, 2015, $660.9 million at March 31, 2015, $718.3 million at December 31, 2014, and $533.2 million at September 30, 2014. These loans have an allowance for loan loss of $821,000 that was established during the second quarter of 2015. In addition, there is a remaining acquisition adjustment of $17.5 million at June 30, 2015, $22.4 million at March 31, 2015, $24.7 million at December 31, 2014, and $13.6 million at September 30, 2014. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

(2)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $73.3 million as of June 30, 2015, a decline of $1.2 million from December 31, 2014, and represents 1.07% of total loans compared to 1.11% at December 31, 2014. The allowance for credit losses includes a provision of $12.6 million and net loan charge-offs of $13.8 million for the six months ended June 30, 2015.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources for the quarters ended June 30, 2015, December 31, 2014, and June 30, 2014. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2015 % Change From
	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2014 (1)	June 30, 2014
Demand deposits	$2,437,742	$2,339,298	$2,069,781	8.5%	17.8%
Savings deposits	1,470,441	1,306,388	1,189,722	25.3%	23.6%
NOW accounts	1,379,508	1,331,360	1,196,712	7.3%	15.3%
Money market accounts	1,557,219	1,506,643	1,334,700	6.8%	16.7%
Core deposits	6,844,910	6,483,689	5,790,915	11.2%	18.2%
Time deposits	1,200,257	1,239,257	1,152,816	(6.3)%	4.1%
Brokered deposits	16,114	16,098	16,082	0.2%	0.2%
Total time deposits	1,216,371	1,255,355	1,168,898	(6.3)%	4.1%
Total deposits	8,061,281	7,739,044	6,959,813	8.4%	15.8%
Securities sold under agreements to repurchase	119,398	110,832	104,183	15.6%	14.6%
FHLB advances	20,604	381	60,422	N/A	(65.9)%
Total borrowed funds	140,002	111,213	164,605	52.2%	(14.9)%
Senior and subordinated debt	200,999	194,137	190,981	7.1%	5.2%
Total funding sources	$8,402,282	$8,044,394	$7,315,399	9.0%	14.9%
Average interest rate paid on borrowed funds	0.34%	0.04%	0.41%
Weighted-average maturity of FHLB advances	2.1 months	N/A	N/A
Weighted-average interest rate of FHLB advances	0.21%	N/A	N/A

N/A - Not applicable.

(1) Ratios are presented on an annualized basis.
Total average funding sources for the second quarter of 2015 increased 9.0% on an annualized basis compared to the fourth quarter of 2014 and 14.9% compared to the second quarter of 2014. The addition of $62.5 million of FHLB advances contributed to the increase in average borrowed funds compared to the fourth quarter of 2014. The rise in average core deposits compared to the fourth quarter of 2014 resulted primarily from the seasonal increase in average municipal deposits. The increase in average core deposits compared to the second quarter of 2014 was due primarily to deposits assumed in the acquisitions completed during the second half of 2014.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of June 30, 2015		As of June 30, 2014
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$126,536	0.06	$104,201	0.03
FHLB advances	62,500	0.32	—	—
Total borrowed funds	$189,036	0.15	$104,201	0.03
Average for the year-to-date period:
Securities sold under agreements to repurchase	$123,462	0.06	$106,053	0.03
Federal funds purchased	—	—	—	—
FHLB advances	10,359	1.95	87,335	1.24
Total borrowed funds	$133,821	0.20	$193,388	0.58
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$142,545		$117,584
Federal funds purchased	—		—
FHLB advances	62,500		114,551
Average borrowed funds totaled $133.8 million for the first six months of 2015 declining $59.6 million, or 30.8%, compared to the same period in 2014. This decrease was due primarily to the prepayment of $114.6 million of FHLB advances during the second quarter of 2014, which was partially offset by the addition of $62.5 million of advances during the second quarter of 2015.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." The information presented subsequent to December 31, 2014 is based on the Basel III Capital Rules and the information for prior periods is based on the prior capital rules in effect through December 31, 2014. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of June 30, 2015 and December 31, 2014.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity. Reconciliations of the components of those ratios to GAAP are also presented in the table below.

Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2015
	As of		Regulatory Minimum For Well- Capitalized
	June 30, 2015	December 31, 2014		Excess Over Required Minimums
Bank regulatory capital ratios (1):
Total capital to risk-weighted assets	11.39%	12.30%	10.00%	14%	$111,452
Tier 1 capital to risk-weighted assets	10.48%	11.32%	8.00%	31%	$198,367
Tier 1 common capital to risk-weighted assets	10.48%	N/A	6.50%	61%	$318,504
Tier 1 leverage to average assets	9.12%	9.76%	5.00%	82%	$379,151
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	11.37%	11.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.49%	10.19%	N/A	N/A	N/A
Tier 1 common capital to risk-weighted assets	9.93%	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	9.34%	9.03%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholders' equity	$1,124,957	$1,100,775
Goodwill and other intangible assets	(332,223)	(334,199)
Tangible common equity	792,734	766,576
Accumulated other comprehensive loss	21,232	15,855
Tangible common equity, excluding accumulated other comprehensive loss	$813,966	$782,431
Total assets	$9,863,027	$9,445,139
Goodwill and other intangible assets	(332,223)	(334,199)
Tangible assets	$9,530,804	$9,110,940
Risk-weighted assets	$8,296,679	$7,879,366
Company tangible common equity ratios (2)(3):
Tangible common equity to tangible assets	8.32%	8.41%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.54%	8.59%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.55%	9.73%	N/A	N/A	N/A

N/A - Not applicable.

(1)
Basel III Capital Rules became effective for the Bank and the Company on January 1, 2015. These rules revise the risk-based capital requirements and introduce a new capital measure, Tier 1 common capital to risk-weighted assets. As a result, ratios subsequent to December 31, 2014 are computed using the new rules and prior periods presented are reported using the regulatory guidance applicable at that time.

(2)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(3)
Tangible common equity represents common stockholders' equity less goodwill and identifiable intangible assets. In management's view, Tier 1 common capital and tangible common equity measures are meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with competitors.

The Company's capital ratios increased from December 31, 2014, driven primarily by growth in retained earnings, net of dividends paid, and an increase in allowable deferred tax assets. The Bank's regulatory capital ratios decreased from December 31, 2014 due primarily to dividends paid to the Company during the first six months of 2015.

The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the second quarter of 2015, which follows a dividend increase from $0.08 to $0.09 per common share during the first quarter of 2015.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of June 30, 2015 and December 31, 2014, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans and the impact of interest rate swaps, 46% of the loan portfolio consisted of fixed rate loans and 54% were floating rate loans as of June 30, 2015. See Note 10 of "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 60% of the total compared to 40% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $544.5 million, or 15%, of the floating rate loan portfolio as of June 30, 2015, compared to $644.6 million, or 19%, of the floating rate loan portfolio as of December 31, 2014. On the liability side of the balance sheet, 86% of deposits are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2015
Dollar change	$50,627	$35,063	$16,016	$(14,787)
Percent change	16.8%	11.6%	5.3%	(4.9)%
As of December 31, 2014
Dollar change	$42,922	$27,471	$12,707	$(12,748)
Percent change	14.3%	9.2%	4.2%	(4.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2015 would increase net interest income by $35.1 million, or 11.6%, over the next twelve months compared to no change in interest rates. This same measure was $27.5 million, or 9.2%, as of December 31, 2014.
In rising interest rate scenarios, interest rate risk volatility was more positive at June 30, 2015 compared to December 31, 2014. During the six months ended June 30, 2015, floating rate loan balances increased and fixed rate loans and securities decreased. Growth in floating rate loan balances were funded by a rise in core deposits, which are less rate sensitive. Overall, the increase in rate sensitive assets was driven by a rise in other short term interest-earning assets from a seasonal increase in municipal deposits. In addition, the increase in rate sensitive assets was also impacted by the hedging of certain corporate variable rate loans using interest rate swaps (through which we receive fixed amounts and pay variable amounts), which was mostly offset by the hedging of certain forward starting interest rate swaps (through which the Company receives variable amounts and pays fixed amounts). While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2014. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the second quarter of 2015. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2015. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2015	375	$17.46	—	2,494,747
May 1 – May 31, 2015	2,444	17.51	—	2,494,747
June 1 – June 30, 2015	411	18.11	—	2,494,747
Total	3,230	$17.58	—

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 8 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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
Date: July 31, 2015
* Duly authorized to sign on behalf of the registrant.