Form 10-Q
period 2015-09-30
FIRST MIDWEST BANCORP INC
filed 2015-11-02
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 30, 2015, there were 77,949,334 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2015	December 31, 2014
Assets			(Unaudited)
Cash and due from banks			$125,279	$117,315
Interest-bearing deposits in other banks			822,264	488,947
Trading securities, at fair value			17,038	17,460
Securities available-for-sale, at fair value			1,151,418	1,187,009
Securities held-to-maturity, at amortized cost			23,723	26,555
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			38,748	37,558
Loans, excluding covered loans			6,874,480	6,657,418
Covered loans			51,219	79,435
Allowance for loan and covered loan losses			(72,500)	(72,694)
Net loans			6,853,199	6,664,159
Other real estate owned ("OREO"), excluding covered OREO			31,129	26,898
Covered OREO			906	8,068
Federal Deposit Insurance Corporation ("FDIC") indemnification asset			6,106	8,452
Premises, furniture, and equipment, net			127,443	131,109
Investment in bank-owned life insurance ("BOLI")			208,666	206,498
Goodwill and other intangible assets			331,250	334,199
Accrued interest receivable and other assets			197,877	190,912
Total assets			$9,935,046	$9,445,139
Liabilities
Noninterest-bearing deposits			$2,671,793	$2,301,757
Interest-bearing deposits			5,624,657	5,586,001
Total deposits			8,296,450	7,887,758
Borrowed funds			169,943	137,994
Senior and subordinated debt			201,123	200,869
Accrued interest payable and other liabilities			119,861	117,743
Total liabilities			8,787,377	8,344,364
Stockholders' Equity
Common stock			882	882
Additional paid-in capital			445,037	449,798
Retained earnings			944,209	899,516
Accumulated other comprehensive loss, net of tax			(15,818)	(15,855)
Treasury stock, at cost			(226,641)	(233,566)
Total stockholders' equity			1,147,669	1,100,775
Total liabilities and stockholders' equity			$9,935,046	$9,445,139

	September 30, 2015		December 31, 2014
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	88,228	—	88,228
Shares outstanding	—	77,942	—	77,695
Treasury shares	—	10,286	—	10,533

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans	$75,522	$68,713	$224,739	$192,892
Investment securities	7,723	7,465	23,839	23,489
Other short-term investments	1,047	684	2,739	2,174
Total interest income	84,292	76,862	251,317	218,555
Interest Expense
Deposits	2,329	2,806	7,256	7,914
Borrowed funds	928	9	1,064	561
Senior and subordinated debt	3,133	3,016	9,411	9,047
Total interest expense	6,390	5,831	17,731	17,522
Net interest income	77,902	71,031	233,586	201,033
Provision for loan and covered loan losses	4,100	10,727	16,652	17,509
Net interest income after provision for loan and covered loan losses	73,802	60,304	216,934	183,524
Noninterest Income
Service charges on deposit accounts	10,519	9,902	29,676	26,895
Wealth management fees	7,222	6,721	21,669	19,730
Card-based fees	6,868	6,646	20,223	17,950
Mortgage banking income	1,402	1,125	3,964	3,199
Other service charges, commissions, and fees	7,107	5,266	17,800	13,943
Other income	1,372	923	5,220	3,778
Net securities gains	524	2,570	1,551	8,160
Gains on sales of properties	—	3,954	—	3,954
Loss on early extinguishment of debt	—	—	—	(2,059)
Total noninterest income	35,014	37,107	100,103	95,550
Noninterest Expense
Salaries and employee benefits	41,361	35,471	122,371	103,523
Net occupancy and equipment expense	9,406	8,639	29,464	25,702
Professional services	6,172	5,692	16,603	16,772
Technology and related costs	3,673	3,253	10,887	9,431
Net OREO expense	1,290	1,406	4,355	4,531
Other expenses	12,463	12,104	36,793	34,461
Acquisition and integration related expenses	—	3,748	—	4,578
Total noninterest expense	74,365	70,313	220,473	198,998
Income before income tax expense	34,451	27,098	96,564	80,076
Income tax expense	11,167	8,549	30,824	25,363
Net income	$23,284	$18,549	$65,740	$54,713
Per Common Share Data
Basic earnings per common share	$0.30	$0.25	$0.84	$0.73
Diluted earnings per common share	$0.30	$0.25	$0.84	$0.73
Dividends declared per common share	$0.09	$0.08	$0.27	$0.23
Weighted-average common shares outstanding	77,106	74,341	77,038	74,270
Weighted-average diluted common shares outstanding	77,119	74,352	77,051	74,282

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$23,284	$18,549	$65,740	$54,713
Securities available-for-sale
Unrealized holding gains (losses):
Before tax	6,126	(2,693)	748	22,028
Tax effect	(2,454)	1,003	(312)	(8,776)
Net of tax	3,672	(1,690)	436	13,252
Reclassification of net gains included in net income:
Before tax	524	2,570	1,551	8,160
Tax effect	(214)	(1,051)	(634)	(3,337)
Net of tax	310	1,519	917	4,823
Net unrealized holding gains (losses)	3,362	(3,209)	(481)	8,429
Derivative instruments
Unrealized holding gains (losses):
Before tax	3,420	(629)	870	(827)
Tax effect	(1,368)	257	(352)	338
Net of tax	2,052	(372)	518	(489)
Total other comprehensive income (loss)	5,414	(3,581)	37	7,940
Total comprehensive income	$28,698	$14,968	$65,777	$62,653

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income (loss)	8,429	(489)	—	7,940
Balance at September 30, 2014	$(11,990)	$(489)	$(6,373)	$(18,852)
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive (loss) income	(481)	518	—	37
Balance at September 30, 2015	$(3,431)	$(620)	$(11,767)	$(15,818)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Comprehensive income	—	—	—	54,713	7,940	—	62,653
Common dividends declared ($0.23 per common share)	—	—	—	(17,324)	—	—	(17,324)
Share-based compensation expense	—	—	4,461	—	—	—	4,461
Restricted stock activity	215	—	(9,833)	—	—	7,938	(1,895)
Treasury stock issued to benefit plans	9	—	(132)	—	—	471	339
Balance at September 30, 2014	75,295	$858	$408,789	$891,129	$(18,852)	$(232,248)	$1,049,676
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Comprehensive income	—	—	—	65,740	37	—	65,777
Common dividends declared ($0.27 per common share)	—	—	—	(21,047)	—	—	(21,047)
Purchase of treasury stock	(7)	—	—	—	—	(120)	(120)
Share-based compensation expense	—	—	5,459	—	—	6,764	12,223
Restricted stock activity	255	—	(10,108)	—	—	—	(10,108)
Treasury stock purchased for benefit plans	(1)	—	(112)	—	—	281	169
Balance at September 30, 2015	77,942	$882	$445,037	$944,209	$(15,818)	$(226,641)	$1,147,669

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$94,292	$88,575
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	216,900	125,244
Proceeds from sales of securities available-for-sale	57,255	24,947
Purchases of securities available-for-sale	(241,300)	(16,411)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,016	3,814
Purchases of securities held-to-maturity	(1,184)	(1,998)
Net purchases of FHLB stock	(1,190)	(427)
Net increase in loans	(214,357)	(291,561)
Premiums paid for BOLI, net of claims	1,095	(73)
Proceeds from sales of OREO	13,820	14,293
Proceeds from sales of premises, furniture, and equipment	195	3,893
Purchases of premises, furniture, and equipment	(6,591)	(7,885)
Cash received from acquisitions, net of cash paid	—	139,486
Net cash used in investing activities	(171,341)	(6,678)
Financing Activities
Net increase in deposit accounts	408,692	119,440
Net increase in borrowed funds	31,949	23,085
Purchase of treasury stock	(120)	—
Payment for the termination of FHLB advances	—	(116,609)
Cash dividends paid	(20,132)	(16,556)
Restricted stock activity	(2,853)	(2,739)
Excess tax benefit related to share-based compensation	794	824
Net cash provided by financing activities	418,330	7,445
Net increase in cash and cash equivalents	341,281	89,342
Cash and cash equivalents at beginning of period	606,262	587,241
Cash and cash equivalents at end of period	$947,543	$676,583

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$12,787	$7,262
Interest paid to depositors and creditors	14,931	14,714
Dividends declared, but unpaid	7,137	6,028
Non-cash transfers of loans to OREO	11,956	13,277
Non-cash transfer of loans held-for-investment to loans held-for-sale	15,068	70,183

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K ("2014 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
Acquired and Covered Loans – Covered loans consists of loans acquired by the Company in FDIC-assisted transactions, the majority of which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by FDIC Agreements. Covered loans are reported separately in the financial statements and acquired loans are included within loans held-for-investment.
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
Troubled Debt Restructurings ("TDRs") – A restructuring is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity date. Loans are not classified as TDRs when the modification is short-term or results in an insignificant delay in payments. The Company identifies restructured loans as TDRs on a case-by-case basis.
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
The allowance for loan losses also consists of an allowance on acquired Non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. An allowance for credit losses is established as necessary to reflect credit deterioration since the acquisition date. The Non-PCI allowance is based on management's evaluation of the acquired Non-PCI loan portfolio giving consideration to the current portfolio balance including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance on acquired PCI loans is determined in the same manner as the allowance for covered loan losses, which is discussed below. Non-PCI acquired loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our general loan population and allocated an allowance based on a loss migration analysis.
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
Accounting Pronouncements Pending Adoption
Revenue from Contracts with Customers: In May of 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance was initially effective for annual and interim reporting periods beginning on or after December 15, 2016. In August of 2015, the FASB issued guidance that defers the effective date by one year. The deferral causes the guidance to be effective for annual and interim reporting periods beginning on or after December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is permitted, but not before the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
Amendments to Consolidation Analysis: In February 2015, the FASB issued guidance that updates current accounting for the consolidation of certain legal entities. This guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides certain exceptions from consolidation guidance for certain reporting entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Simplifying the Accounting for Measurement-Period Adjustments: In September of 2015, the FASB issued guidance to simplify the recognition of measurement-period adjustments related to a business combination. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the reporting period in which the adjustment amounts are determined. In addition, the effect of the adjustments on the income statement must be calculated as if the accounting had been completed at the acquisition date. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
National Machine Tool Financial Corporation
On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation ("National Machine Tool"), now known as First Midwest Equipment Finance Co., which provides equipment leasing and commercial financing alternatives to traditional bank financing. On the date of acquisition, the Bank acquired approximately $5.9 million in assets, excluding goodwill, which primarily consisted of direct financing leases, lease loans, and other assets, at a purchase price of $3.1 million paid in cash. Goodwill recorded as a result of the acquisition totaled $4.0 million. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the September 26, 2014 acquisition date and have been accounted for under the acquisition method of accounting. The fair value adjustments associated with this transaction were finalized during the third quarter of 2015 and there were no retrospective adjustments.
Pending Acquisitions
The Peoples' Bank of Arlington Heights
On September 21, 2015, the Company entered into a definitive agreement to acquire Peoples Bancorp, Inc. and its wholly owned banking subsidiary, The Peoples' Bank of Arlington Heights ("Peoples' Bank"). As part of the acquisition, the Company will acquire two locations in Arlington Heights, Illinois and approximately $57 million in loans and will assume approximately $95 million in deposits. The acquisition is expected to close before the end of 2015, subject to customary regulatory approvals, approval by the stockholders of Peoples Bancorp, Inc., and certain closing conditions.

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
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$1,999	$—	$—	$1,999	$—	$—	$—	$—
U.S. agency securities	18,289	337	(3)	18,623	30,297	144	(10)	30,431
Collateralized mortgage obligations ("CMOs")	545,992	3,765	(3,282)	546,475	538,882	2,256	(6,982)	534,156
Other mortgage-backed securities ("MBSs")	164,326	3,290	(235)	167,381	155,443	4,632	(310)	159,765
Municipal securities	375,323	6,880	(649)	381,554	414,255	10,583	(1,018)	423,820
Trust preferred collateralized debt obligations ("CDOs")	48,159	37	(16,326)	31,870	48,502	152	(14,880)	33,774
Corporate debt securities	—	—	—	—	1,719	83	—	1,802
Equity securities	3,446	93	(23)	3,516	3,224	72	(35)	3,261
Total available- for-sale securities	$1,157,534	$14,402	$(20,518)	$1,151,418	$1,192,322	$17,922	$(23,235)	$1,187,009
Securities Held-to-Maturity
Municipal securities	$23,723	$—	$(15)	$23,708	$26,555	$1,115	$—	$27,670
Trading Securities				$17,038				$17,460

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$135,762	$132,787	$2,223	$2,222
After one year to five years	246,191	240,797	8,727	8,721
After five years to ten years	13,658	13,358	4,476	4,473
After ten years	48,159	47,104	8,297	8,292
Securities that do not have a single contractual maturity date	713,764	717,372	—	—
Total	$1,157,534	$1,151,418	$23,723	$23,708

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.0 billion at September 30, 2015 and $779.4 million at December 31, 2014. No securities held-to-maturity were pledged as of September 30, 2015 or December 31, 2014.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. During the quarters and nine months ended September 30, 2015 and 2014 there were no material gross trading gains (losses). The following table presents net realized gains on available-for-sale securities for the quarters and nine months ended September 30, 2015 and 2014.
Available-for-Sale Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) on sales of securities:
Gross realized gains	$524	$2,570	$1,689	$8,188
Gross realized losses	—	—	(138)	—
Net realized gains on sales of securities	524	2,570	1,551	8,188
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	(28)
Net realized gains	$524	$2,570	$1,551	$8,160
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all available-for-sale securities held by the Company for the quarters and nine months ended September 30, 2015 and 2014. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$23,709	$23,880	$23,880	$32,422
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	—	28
Reduction for sales of securities (2)	—	—	(171)	(8,570)
Ending balance	$23,709	$23,880	$23,709	$23,880

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)
During the nine months ended September 30, 2015, the Company sold one CMO with a carrying value of $1.3 million that had OTTI of $171,000 that was previously recognized in earnings. The Company sold one CDO with a carrying value of $1.3 million during the nine months ended September 30, 2014 that had OTTI of $8.6 million that was previously recognized in earnings.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2015 and December 31, 2014.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2015
U.S. agency securities	1	$2,037	$3	$—	$—	$2,037	$3
CMOs	53	38,105	156	197,119	3,126	235,224	3,282
MBSs	6	20,003	64	9,699	171	29,702	235
Municipal securities	109	11,540	96	43,657	553	55,197	649
CDOs	8	1,693	172	28,444	16,154	30,137	16,326
Equity securities	1	—	—	2,319	23	2,319	23
Total	178	$73,378	$491	$281,238	$20,027	$354,616	$20,518
As of December 31, 2014
U.S. agency securities	1	$1,943	$10	$—	$—	$1,943	$10
CMOs	87	61,321	559	284,327	6,423	345,648	6,982
MBSs	11	1,113	1	39,043	309	40,156	310
Municipal securities	91	1,317	9	53,987	1,009	55,304	1,018
CDOs	4	—	—	22,791	14,880	22,791	14,880
Equity securities	1	—	—	2,270	35	2,270	35
Total	195	$65,694	$579	$402,418	$22,656	$468,112	$23,235
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2015 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of September 30, 2015 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 12, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
Commercial and industrial	$2,392,860	$2,253,556
Agricultural	393,732	358,249
Commercial real estate:
Office, retail, and industrial	1,414,077	1,478,379
Multi-family	539,308	564,421
Construction	192,086	204,236
Other commercial real estate	869,748	887,897
Total commercial real estate	3,015,219	3,134,933
Total corporate loans	5,801,811	5,746,738
Home equity	647,223	543,185
1-4 family mortgages	294,261	291,463
Installment	131,185	76,032
Total consumer loans	1,072,669	910,680
Total loans, excluding covered loans	6,874,480	6,657,418
Covered loans (1)	51,219	79,435
Total loans	$6,925,699	$6,736,853
Deferred loan fees included in total loans	$3,846	$3,922
Overdrawn demand deposits included in total loans	4,962	3,438

(1)	For information on covered loans, see Note 6, "Acquired and Covered Loans."
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

Loan Sales
The table below summarizes the Company's loan sales for the quarters and nine months ended September 30, 2015 and 2014.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate loans
Proceeds from sales	$—	$—	$945	$650
Less book value of loans sold	—	—	945	650
Net gains on sales of corporate loans	—	—	—	—
1-4 family mortgage loans
Proceeds from sales	43,340	32,611	132,367	117,549
Less book value of loans sold:
Loans originated with intent to sell	42,069	26,384	113,566	62,319
Loans held-for-investment	120	5,302	15,068	52,384
Total book value of loans sold	42,189	31,686	128,634	114,703
Net gains on sales of 1-4 family mortgages	1,151	925	3,733	2,846
Total net gains on loan sales	$1,151	$925	$3,733	$2,846
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
The following table presents acquired and covered PCI and Non-PCI loans as of September 30, 2015 and December 31, 2014.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of September 30, 2015			As of December 31, 2014
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$32,942	$541,461	$574,403	$28,712	$714,836	$743,548
Covered loans	28,971	22,248	51,219	54,682	24,753	79,435
Total acquired and covered loans	$61,913	$563,709	$625,622	$83,394	$739,589	$822,983
Non-PCI acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $59.2 million at September 30, 2015.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of September 30, 2015 and December 31, 2014.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and nine months ended September 30, 2015 and 2014 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$7,335	$10,276	$8,452	$16,585
Amortization	(321)	(650)	(1,174)	(2,784)
Change in expected reimbursements from the FDIC for changes in expected credit losses	487	(857)	2,207	(325)
Payments received from the FDIC	(1,395)	(70)	(3,379)	(4,777)
Ending balance	$6,106	$8,699	$6,106	$8,699
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balances	$20,658	$35,152	$28,244	$36,792
Additions	—	1,265	—	1,265
Accretion	(2,366)	(3,346)	(9,364)	(10,277)
Other (1)	336	(5,215)	(252)	76
Ending balance	$18,628	$27,856	$18,628	$27,856

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2015 and December 31, 2014. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of September 30, 2015
Commercial and industrial	$2,380,931	$6,937	$4,992	$11,929	$2,392,860	$6,438	$900
Agricultural	393,574	71	87	158	393,732	112	—
Commercial real estate:
Office, retail, and industrial	1,398,173	9,642	6,262	15,904	1,414,077	6,961	—
Multi-family	535,085	1,100	3,123	4,223	539,308	1,046	2,269
Construction	188,561	467	3,058	3,525	192,086	3,332	—
Other commercial real estate	858,597	5,867	5,284	11,151	869,748	5,898	897
Total commercial real estate	2,980,416	17,076	17,727	34,803	3,015,219	17,237	3,166
Total corporate loans	5,754,921	24,084	22,806	46,890	5,801,811	23,787	4,066
Home equity	640,783	3,464	2,976	6,440	647,223	5,201	214
1-4 family mortgages	290,066	2,643	1,552	4,195	294,261	3,320	152
Installment	130,292	766	127	893	131,185	—	127
Total consumer loans	1,061,141	6,873	4,655	11,528	1,072,669	8,521	493
Total loans, excluding covered loans	6,816,062	30,957	27,461	58,418	6,874,480	32,308	4,559
Covered loans	48,743	250	2,226	2,476	51,219	1,303	1,372
Total loans	$6,864,805	$31,207	$29,687	$60,894	$6,925,699	$33,611	$5,931
As of December 31, 2014
Commercial and industrial	$2,230,947	$19,505	$3,104	$22,609	$2,253,556	$22,693	$205
Agricultural	355,982	1,934	333	2,267	358,249	360	—
Commercial real estate:
Office, retail, and industrial	1,463,724	2,340	12,315	14,655	1,478,379	12,939	76
Multi-family	562,625	1,261	535	1,796	564,421	754	83
Construction	197,255	—	6,981	6,981	204,236	6,981	—
Other commercial real estate	876,609	5,412	5,876	11,288	887,897	6,970	438
Total commercial real estate	3,100,213	9,013	25,707	34,720	3,134,933	27,644	597
Total corporate loans	5,687,142	30,452	29,144	59,596	5,746,738	50,697	802
Home equity	535,587	3,216	4,382	7,598	543,185	6,290	145
1-4 family mortgages	287,892	2,246	1,325	3,571	291,463	2,941	166
Installment	75,428	506	98	604	76,032	43	60
Total consumer loans	898,907	5,968	5,805	11,773	910,680	9,274	371
Total loans, excluding covered loans	6,586,049	36,420	34,949	71,369	6,657,418	59,971	1,173
Covered loans	66,331	2,714	10,390	13,104	79,435	6,186	5,002
Total loans	$6,652,380	$39,134	$45,339	$84,473	$6,736,853	$66,157	$6,175

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2015 and 2014 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended September 30, 2015
Beginning balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279
Charge-offs	(1,948)	(563)	(68)	—	(598)	(1,172)	(8)	—	(4,357)
Recoveries	347	106	1	114	506	213	7	—	1,294
Net charge-offs	(1,601)	(457)	(67)	114	(92)	(959)	(1)	—	(3,063)
Provision for loan and covered loan losses and other	3,247	967	226	(559)	(181)	1,144	(744)	(591)	3,509
Ending balance	$35,375	$11,855	$2,610	$1,445	$6,094	$11,005	$4,116	$1,225	$73,725
Quarter ended September 30, 2014
Beginning balance	$29,194	$11,831	$2,048	$4,885	$8,585	$12,440	$9,343	$1,616	$79,942
Charge-offs	(9,763)	(2,514)	(26)	(157)	(1,363)	(3,148)	(135)	—	(17,106)
Recoveries	716	55	—	—	108	150	130	—	1,159
Net charge-offs	(9,047)	(2,459)	(26)	(157)	(1,255)	(2,998)	(5)	—	(15,947)
Provision for loan and covered loan losses and other	10,458	265	(65)	(3,130)	189	3,699	(689)	—	10,727
Ending balance	$30,605	$9,637	$1,957	$1,598	$7,519	$13,141	$8,649	$1,616	$74,722
Nine months ended September 30, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(13,524)	(2,613)	(565)	(15)	(2,442)	(2,723)	(634)	—	(22,516)
Recoveries	1,993	460	8	334	1,902	853	120	—	5,670
Net charge-offs	(11,531)	(2,153)	(557)	319	(540)	(1,870)	(514)	—	(16,846)
Provision for loan and covered loan losses and other	17,448	3,016	918	(1,171)	(1,693)	730	(2,596)	(591)	16,061
Ending balance	$35,375	$11,855	$2,610	$1,445	$6,094	$11,005	$4,116	$1,225	$73,725
Nine months ended September 30, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(15,542)	(7,108)	(383)	(1,052)	(3,695)	(7,005)	(659)	—	(35,444)
Recoveries	3,135	403	3	160	341	502	992	—	5,536
Net charge-offs	(12,407)	(6,705)	(380)	(892)	(3,354)	(6,503)	333	—	(29,908)
Provision for loan and covered loan losses and other	12,631	5,937	320	(3,826)	56	6,634	(4,243)	—	17,509
Ending balance	$30,605	$9,637	$1,957	$1,598	$7,519	$13,141	$8,649	$1,616	$74,722

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2015 and December 31, 2014.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of September 30, 2015
Commercial, industrial, and agricultural	$3,480	$2,777,887	$5,225	$2,786,592	$926	$33,913	$536	$35,375
Commercial real estate:
Office, retail, and industrial	5,923	1,403,781	4,373	1,414,077	648	11,177	30	11,855
Multi-family	802	535,649	2,857	539,308	—	2,581	29	2,610
Construction	1,872	185,984	4,230	192,086	—	1,033	412	1,445
Other commercial real estate	3,976	859,138	6,634	869,748	—	5,850	244	6,094
Total commercial real estate	12,573	2,984,552	18,094	3,015,219	648	20,641	715	22,004
Total corporate loans	16,053	5,762,439	23,319	5,801,811	1,574	54,554	1,251	57,379
Consumer	—	1,063,046	9,623	1,072,669	—	10,767	238	11,005
Total loans, excluding covered loans	16,053	6,825,485	32,942	6,874,480	1,574	65,321	1,489	68,384
Covered loans	—	22,248	28,971	51,219	—	298	3,818	4,116
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$16,053	$6,847,733	$61,913	$6,925,699	$1,574	$66,844	$5,307	$73,725
As of December 31, 2014
Commercial, industrial, and agricultural	$19,796	$2,588,141	$3,868	$2,611,805	$2,249	$27,209	$—	$29,458
Commercial real estate:
Office, retail, and industrial	12,332	1,458,918	7,129	1,478,379	271	10,721	—	10,992
Multi-family	939	561,400	2,082	564,421	—	2,249	—	2,249
Construction	6,671	195,094	2,471	204,236	—	2,297	—	2,297
Other commercial real estate	3,266	880,087	4,544	887,897	11	8,316	—	8,327
Total commercial real estate	23,208	3,095,499	16,226	3,134,933	282	23,583	—	23,865
Total corporate loans	43,004	5,683,640	20,094	5,746,738	2,531	50,792	—	53,323
Consumer	—	902,062	8,618	910,680	—	11,822	323	12,145
Total loans, excluding covered loans	43,004	6,585,702	28,712	6,657,418	2,531	62,614	323	65,468
Covered loans	—	24,753	54,682	79,435	—	488	6,738	7,226
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$43,004	$6,610,455	$83,394	$6,736,853	$2,531	$64,918	$7,061	$74,510

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2015 and December 31, 2014. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2015				As of December 31, 2014
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$2,244	$1,236	$4,281	$926	$666	$19,130	$35,457	$2,249
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	4,415	1,508	11,421	648	9,623	2,709	18,340	271
Multi-family	802	—	942	—	939	—	1,024	—
Construction	1,872	—	1,979	—	6,671	—	7,731	—
Other commercial real estate	3,976	—	4,695	—	2,752	514	4,490	11
Total commercial real estate	11,065	1,508	19,037	648	19,985	3,223	31,585	282
Total impaired loans individually evaluated for impairment	$13,309	$2,744	$23,318	$1,574	$20,651	$22,353	$67,042	$2,531

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2015 and 2014. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2015		2014
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$5,968	$37	$20,137	$57
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	8,814	4	15,873	3
Multi-family	925	12	1,155	—
Construction	2,995	118	5,792	—
Other commercial real estate	3,442	15	5,234	22
Total commercial real estate	16,176	149	28,054	25
Total impaired loans	$22,144	$186	$48,191	$82

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$10,457	$113	$15,222	$204
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	10,158	37	20,671	150
Multi-family	868	13	1,321	—
Construction	4,833	118	5,537	—
Other commercial real estate	3,222	34	6,701	137
Total commercial real estate	19,081	202	34,230	287
Total impaired loans	$29,538	$315	$49,452	$491

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of September 30, 2015 and December 31, 2014.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of September 30, 2015
Commercial and industrial	$2,247,010	$90,414	$48,998	$6,438	$2,392,860
Agricultural	388,034	—	5,586	112	393,732
Commercial real estate:
Office, retail, and industrial	1,335,648	37,420	34,048	6,961	1,414,077
Multi-family	527,520	6,147	4,595	1,046	539,308
Construction	173,821	5,181	9,752	3,332	192,086
Other commercial real estate	829,347	24,140	10,363	5,898	869,748
Total commercial real estate	2,866,336	72,888	58,758	17,237	3,015,219
Total corporate loans	$5,501,380	$163,302	$113,342	$23,787	$5,801,811
As of December 31, 2014
Commercial and industrial	$2,115,170	$84,615	$31,078	$22,693	$2,253,556
Agricultural	357,595	294	—	360	358,249
Commercial real estate:
Office, retail, and industrial	1,393,885	38,891	32,664	12,939	1,478,379
Multi-family	553,255	6,363	4,049	754	564,421
Construction	178,992	5,776	12,487	6,981	204,236
Other commercial real estate	829,003	32,517	19,407	6,970	887,897
Total commercial real estate	2,955,135	83,547	68,607	27,644	3,134,933
Total corporate loans	$5,427,900	$168,456	$99,685	$50,697	$5,746,738

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $870,000 as of September 30, 2015 and $1.8 million as of December 31, 2014.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of September 30, 2015
Home equity	$642,022	$5,201	$647,223
1-4 family mortgages	290,941	3,320	294,261
Installment	131,185	—	131,185
Total consumer loans	$1,064,148	$8,521	$1,072,669
As of December 31, 2014
Home equity	$536,895	$6,290	$543,185
1-4 family mortgages	288,522	2,941	291,463
Installment	75,989	43	76,032
Total consumer loans	$901,406	$9,274	$910,680
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2015 and December 31, 2014. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2015			As of December 31, 2014
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$297	$1,063	$1,360	$269	$18,799	$19,068
Commercial real estate:
Office, retail, and industrial	166	—	166	586	—	586
Multi-family	601	192	793	887	232	1,119
Other commercial real estate	346	—	346	433	183	616
Total commercial real estate	1,113	192	1,305	1,906	415	2,321
Total corporate loans	1,410	1,255	2,665	2,175	19,214	21,389
Home equity	501	681	1,182	651	506	1,157
1-4 family mortgages	860	430	1,290	878	184	1,062
Total consumer loans	1,361	1,111	2,472	1,529	690	2,219
Total loans	$2,771	$2,366	$5,137	$3,704	$19,904	$23,608

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $769,000 in specific reserves related to TDRs as of September 30, 2015 and there were $1.8 million in specific reserves related to TDRs as of December 31, 2014.

The following table presents a summary of loans that were restructured during the quarters and nine months ended September 30, 2015, and 2014.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended September 30, 2015
Home equity	1	$120	$—	$—	$—	$120
1-4 family mortgages	2	325	—	—	—	325
Total loans restructured during the period	3	$445	$—	$—	$—	$445
Quarter ended September 30, 2014
Commercial and industrial	5	$23,015	$—	$—	$—	$23,015
Office, retail, and industrial	1	417	—	—	—	417
Total loans restructured during the period	6	$23,432	$—	$—	$—	$23,432
Nine months ended September 30, 2015
Home equity	1	$120	$—	$—	$—	$120
1-4 family mortgages	2	325	—	—	—	325
Total loans restructured during the period	3	$445	$—	$—	$—	$445
Nine months ended September 30, 2014
Commercial and industrial	5	$23,015	$—	$—	$—	$23,015
Office, retail, and industrial	1	417	—	—	—	417
Home equity	1	75	—	—	—	75
Total loans restructured during the period	7	$23,507	$—	$—	$—	$23,507

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. No material loans defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2015 and 2014.
A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2015 and 2014 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accruing
Beginning balance	$3,067	$5,697	$3,704	$23,770
Additions	120	417	120	492
Net payments received	(355)	(109)	(746)	(1,219)
Returned to performing status	—	—	—	(18,821)
Net transfers from non-accrual	(61)	(556)	(307)	1,227
Ending balance	2,771	5,449	2,771	5,449
Non-accrual
Beginning balance	2,070	1,700	19,904	4,083
Additions	325	23,015	325	23,015
Net payments received	(29)	(135)	(15,483)	(292)
Charge-offs	(61)	(8,159)	(2,687)	(8,345)
Transfers to OREO	—	—	—	(257)
Net transfers to accruing	61	556	307	(1,227)
Ending balance	2,366	16,977	2,366	16,977
Total TDRs	$5,137	$22,426	$5,137	$22,426
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
There were no material commitments to lend additional funds to borrowers with TDRs as of September 30, 2015 and there were $666,000 in commitments as of December 31, 2014.

8. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per share.
Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$23,284	$18,549	$65,740	$54,713
Net income applicable to non-vested restricted shares	(226)	(242)	(703)	(697)
Net income applicable to common shares	$23,058	$18,307	$65,037	$54,016
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	77,106	74,341	77,038	74,270
Dilutive effect of common stock equivalents	13	11	13	12
Weighted-average diluted common shares outstanding	77,119	74,352	77,051	74,282
Basic earnings per common share ("EPS")	$0.30	$0.25	$0.84	$0.73
Diluted EPS	$0.30	$0.25	$0.84	$0.73
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	751	1,155	822	1,215

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
9. INCOME TAXES
The following table presents income tax expense and the effective income tax rate for the quarters and nine months ended September 30, 2015 and 2014.
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income tax expense	$34,451	$27,098	$96,564	$80,076
Income tax expense:
Federal income tax expense	$9,036	$6,714	$24,956	$19,719
State income tax expense	2,131	1,835	5,868	5,644
Total income tax expense	$11,167	$8,549	$30,824	$25,363
Effective income tax rate	32.4%	31.5%	31.9%	31.7%
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
Gross notional amount outstanding	$11,918	$12,793
Derivative liability fair value	(819)	(1,032)
Weighted-average interest rate received	2.11%	2.07%
Weighted-average interest rate paid	6.36%	6.37%
Weighted-average maturity (in years)	2.21	2.95
Fair value of assets needed to settle derivative transactions (1)	$841	$1,057

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and nine months ended September 30, 2015 and 2014 gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of September 30, 2015, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. The forward starting interest rate swaps begin at various dates between June 2015 and March 2018 and mature between June 2019 and March 2020. Forward starting interest rate swaps of $62.5 million and $200.0 million began during the second and third quarters of 2015, respectively. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
Gross notional amount outstanding	$1,220,000	$650,000
Derivative asset fair value	12,784	1,166
Derivative liability fair value	(13,844)	(3,096)
Weighted-average interest rate received	1.23%	1.63%
Weighted-average interest rate paid	0.72%	0.16%
Weighted-average maturity (in years)	4.16	4.52
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarter and nine months ended September 30, 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of September 30, 2015, the Company estimates that $5.2 million will be reclassified from accumulated other comprehensive income as an increase to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2015 and December 31, 2014, the CVA was not material. Transaction fees related to commercial customer derivative instruments of $1.2 million and $2.7 million were recorded in noninterest income for the quarter and nine months ended September 30, 2015, respectively. There were $874,000 and $1.3 million of transaction fees recorded for the quarter and nine months ended September 30, 2014, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
Gross notional amount outstanding	$685,270	$527,893
Derivative asset fair value	13,367	7,852
Derivative liability fair value	(13,367)	(7,852)
Fair value of assets needed to settle derivative transactions (1)	13,764	8,130

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2015 or December 31, 2014. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. At September 30, 2015 and December 31, 2014, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2015 and December 31, 2014.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2015		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$26,151	$28,030	$9,018	$11,980
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	26,151	28,030	9,018	11,980
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(12,788)	(12,788)	(1,195)	(1,195)
Cash collateral pledged	—	(15,242)	—	(10,785)
Net credit exposure	$13,363	$—	$7,823	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2015 and December 31, 2014, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2015 and December 31, 2014 the Company was not in violation of these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,253,880	$1,299,683
Commercial real estate	288,930	170,573
Home equity	336,786	317,783
Other commitments (1)	201,646	194,556
Total commitments to extend credit	$2,081,242	$1,982,595

Standby letters of credit	$102,996	$110,639
Recourse on assets sold:
Unpaid principal balance of loans sold	$199,748	$185,910
Carrying value of recourse obligation (2)	76	155

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2015 and 2014.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$2,366	$—	$—	$1,725	$—	$—
Mutual funds	14,672	—	—	15,735	—	—
Total trading securities	17,038	—	—	17,460	—	—
Securities available-for-sale:
U.S. treasury securities	—	1,999	—	—	—	—
U.S. agency securities	—	18,623	—	—	30,431	—
CMOs	—	546,475	—	—	534,156	—
MBSs	—	167,381	—	—	159,765	—
Municipal securities	—	381,554	—	—	423,820	—
CDOs	—	—	31,870	—	—	33,774
Corporate debt securities	—	—	—	—	1,802	—
Equity securities	—	3,516	—	—	3,261	—
Total available-for-sale securities	—	1,119,548	31,870	—	1,153,235	33,774
Mortgage servicing rights (1)	—	—	1,798	—	—	1,728
Derivative assets (1)	—	26,151	—	—	9,018	—
Liabilities:
Derivative liabilities (2)	$—	$28,030	$—	$—	$11,980	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of September 30, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

As of September 30, 2015
Probability of prepayment	2.4% - 15.4%
Probability of default	17.7% - 54.8%
Loss given default	88.2% - 96.5%
Probability of deferral cure	21.7% - 56.8%
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
A rollforward of the carrying value of CDOs for the quarters and nine months ended September 30, 2015 and 2014 is presented in the following table.
Rollforward of the Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$32,004	$18,436	$33,774	$18,309
Change in other comprehensive loss (1)	(62)	(65)	(1,560)	1,571
Paydowns	(72)	(2)	(344)	(1,511)
Ending balance	$31,870	$18,369	$31,870	$18,369

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $232.2 million as of September 30, 2015 and $220.4 million as of December 31, 2014. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of mortgage servicing rights by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. Additional information regarding the Company's mortgage servicing rights can be found in Note 22, "Fair Value," to the Consolidated Financial Statements in the Company's 2014 10-K.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$5,773	$—	$—	$23,799
OREO (2)	—	—	7,477	—	—	22,760
Loans held-for-sale (3)	—	—	19,439	—	—	9,459
Assets held-for-sale (4)	—	—	2,026	—	—	2,026

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of September 30, 2015, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2014, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
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
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$125,279	$125,279	$117,315	$117,315
Interest-bearing deposits in other banks	2	822,264	822,264	488,947	488,947
Securities held-to-maturity	2	23,723	23,708	26,555	27,670
FHLB and FRB stock	2	38,748	38,748	37,558	37,558
Loans	3	6,859,305	6,770,861	6,672,611	6,536,248
Investment in BOLI	3	208,666	208,666	206,498	206,498
Accrued interest receivable	3	27,897	27,897	27,506	27,506
Other interest-earning assets	3	2,357	2,357	3,799	3,799
Liabilities:
Deposits	2	$8,296,450	$8,295,488	$7,887,758	$7,879,413
Borrowed funds	2	169,943	169,942	137,994	137,994
Senior and subordinated debt	1	201,123	207,045	200,869	209,035
Accrued interest payable	2	5,124	5,124	2,324	2,324
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
Loans - Loans includes the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, covered loans, and the allowance for loan and covered loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2015 and 2014 and Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2014 Annual Report on Form 10-K ("2014 10-K"). The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of future results.
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

•	Net Interest Margin - Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.

•	Noninterest Income - Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI"), other income, and non-operating revenues.

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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, including First Midwest's proposed acquisition of The Peoples' Bank of Arlington Heights, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2014 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
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

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Results
Interest income	$84,292	$76,862	$251,317	$218,555
Interest expense	6,390	5,831	17,731	17,522
Net interest income	77,902	71,031	233,586	201,033
Provision for loan and covered loan losses	4,100	10,727	16,652	17,509
Noninterest income	35,014	37,107	100,103	95,550
Noninterest expense	74,365	70,313	220,473	198,998
Income before income tax expense	34,451	27,098	96,564	80,076
Income tax expense	11,167	8,549	30,824	25,363
Net income	$23,284	$18,549	$65,740	$54,713
Weighted-average diluted common shares outstanding	77,119	74,352	77,051	74,282
Diluted earnings per common share	$0.30	$0.25	$0.84	$0.73
Performance Ratios (1)
Return on average common equity	8.06%	6.91%	7.73%	6.99%
Return on average tangible common equity (2)	11.68%	9.73%	11.28%	9.80%
Return on average assets	0.94%	0.84%	0.91%	0.86%
Tax-equivalent net interest margin	3.58%	3.72%	3.70%	3.66%
Efficiency ratio (3)	63.20%	62.02%	63.10%	64.00%

(1)	All ratios are presented on an annualized basis.

(2)
Return on average tangible common equity expresses net income available to common stockholders excluding intangibles amortization expense, net of tax, as a percentage of tangible common equity. Intangibles amortization expense, net of tax, totaled $973,000 and $2.9 million for the quarter and nine months ended September 30, 2015, respectively, and $643,000 and $2.0 million for the same periods in 2014. Tangible common equity represents average stockholders' equity less goodwill and average intangible assets.

(3)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $926,000 and $3.3 million for the quarter and nine months ended September 30, 2015, respectively, and $767,000 and $2.0 million for the same periods in 2014. In addition, acquisition and integration related expenses of $3.7 million and $4.6 million are excluded from the efficiency ratio for the quarter and nine months ended September 30, 2014, respectively.

	As of			September 30, 2015 Change from
	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Balance Sheet Highlights
Total assets	$9,935,046	$9,445,139	$9,096,351	$489,907	$838,695
Total loans, excluding covered loans	6,874,480	6,657,418	6,428,204	217,062	446,276
Total loans, including covered loans	6,925,699	6,736,853	6,519,079	188,846	406,620
Total deposits	8,296,450	7,887,758	7,616,133	408,692	680,317
Core deposits	7,137,064	6,616,200	6,359,686	520,864	777,378
Loans-to-deposits ratio	83.5%	85.4%	85.6%
Core deposits to total deposits	86.0%	83.9%	83.5%

	As of			September 30, 2015 Change from
	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Asset Quality Highlights (1)
Non-accrual loans	$32,308	$59,971	$64,528	$(27,663)	$(32,220)
90 days or more past due loans (still accruing interest)	4,559	1,173	6,062	3,386	(1,503)
Total non-performing loans	36,867	61,144	70,590	(24,277)	(33,723)
Accruing troubled debt restructurings ("TDRs")	2,771	3,704	5,449	(933)	(2,678)
OREO	31,129	26,898	29,165	4,231	1,964
Total non-performing assets	$70,767	$91,746	$105,204	$(20,979)	$(34,437)
30-89 days past due loans (still accruing interest)	$28,629	$20,073	$17,321	$8,556	$11,308
Allowance for Credit Losses
Allowance for credit losses	$73,725	$74,510	$74,722	$(785)	$(997)
Allowance for credit losses to total loans (2)	1.06%	1.11%	1.15%
Allowance for credit losses to non-accrual loans (1)	215.45%	112.19%	102.39%

(1)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are loans acquired during 2014, which totaled $545.9 million at September 30, 2015, $718.3 million at December 31, 2014, and $533.2 million at September 30, 2014. These loans have an allowance for loan loss of $1.2 million as of September 30, 2015. In addition, there is a remaining acquisition adjustment of $15.5 million at September 30, 2015, $24.7 million at December 31, 2014, and $13.6 million at September 30, 2014. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

Net income for the third quarter of 2015 was $23.3 million, or $0.30 per share, compared to $18.5 million, or $0.25 per share, for the third quarter of 2014. For the first nine months of 2015, net income was $65.7 million, or $0.84 per share, compared to $54.7 million, or $0.73 per share, for the same period in 2014.
The increases in net income for the third quarter and first nine months of 2015 compared to the same periods in 2014 reflect the benefit of the acquisitions completed during the second half of 2014, organic loan growth, increases in fee-based revenues across all categories, and lower provisioning for credit losses. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans, excluding covered loans, of $6.9 billion grew 4.3% on an annualized basis from December 31, 2014. This growth was concentrated within our commercial and industrial and agricultural loan categories and primarily reflects the continued expansion into certain sector-based lending areas such as asset-based lending, healthcare, structured finance, and leasing. In addition, consumer loans contributed to the loan growth which included expansion of our web-based installment lending program and the purchase of high quality, shorter-duration, floating rate home equity loans.
Non-performing assets, excluding covered loans and covered OREO, decreased by $21.0 million, or 22.9%, from December 31, 2014 and $34.4 million, or 32.7%, from September 30, 2014. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2015 and 2014, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2015 and 2014.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$820,318	$645	0.31	$476,768	$313	0.26	$299	$33	$332
Securities (1)	1,194,711	9,559	3.20	1,086,105	9,689	3.57	4,358	(4,488)	(130)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock	38,748	369	3.81	35,588	341	3.83	30	(2)	28
Loans (1)(2)	6,887,611	76,328	4.40	6,302,883	69,458	4.37	6,453	417	6,870
Total interest-earning assets (1)	8,941,388	86,901	3.86	7,901,344	79,801	4.01	11,140	(4,040)	7,100
Cash and due from banks	132,504			126,279
Allowance for loan and covered loan losses	(73,928)			(77,596)
Other assets	875,668			818,066
Total assets	$9,875,632			$8,768,093
Liabilities and Stockholders' Equity:
Savings deposits	$1,471,003	269	0.07	$1,231,700	231	0.07	44	(6)	38
NOW accounts	1,405,371	172	0.05	1,261,522	166	0.05	16	(10)	6
Money market deposits	1,589,582	490	0.12	1,413,753	468	0.13	49	(27)	22
Time deposits	1,173,127	1,398	0.47	1,226,025	1,941	0.63	(81)	(462)	(543)
Borrowed funds	168,807	928	2.18	101,674	9	0.04	912	7	919
Senior and subordinated debt	201,083	3,133	6.18	191,013	3,016	6.26	156	(39)	117
Total interest-bearing liabilities	6,008,973	6,390	0.42	5,425,687	5,831	0.43	1,096	(537)	559
Demand deposits	2,601,442			2,208,450
Total funding sources	8,610,415			7,634,137
Other liabilities	130,250			83,075
Stockholders' equity - common	1,134,967			1,050,881
Total liabilities and stockholders' equity	$9,875,632			$8,768,093
Tax-equivalent net interest income/margin (1)		80,511	3.58		73,970	3.72	$10,044	$(3,503)	$6,541
Tax-equivalent adjustment		(2,609)			(2,939)
Net interest income (GAAP)		$77,902			$71,031

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)
This item includes loans acquired through the Company's FDIC-assisted transactions subject to loss sharing agreements ("covered loans") and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Other interest-earning assets	$671,794	$1,559	0.31	$515,380	$1,064	0.28	$485	$10	$495
Securities (1)	1,196,695	29,762	3.32	1,133,801	30,403	3.58	2,113	(2,754)	(641)
FHLB and Federal Reserve Bank stock	38,442	1,094	3.79	35,424	1,024	3.85	86	(16)	70
Loans (1)(2)	6,815,136	227,087	4.46	5,978,223	194,878	4.36	26,893	5,316	32,209
Total interest-earning assets (1)	8,722,067	259,502	3.98	7,662,828	227,369	3.97	29,577	2,556	32,133
Cash and due from banks	130,166			118,350
Allowance for loan and covered loan losses	(73,761)			(81,098)
Other assets	883,011			790,782
Total assets	$9,661,483			$8,490,862
Liabilities and Stockholders' Equity:
Savings deposits	$1,456,160	799	0.07	$1,193,952	636	0.07	144	19	163
NOW accounts	1,383,604	506	0.05	1,213,471	488	0.05	51	(33)	18
Money market deposits	1,556,436	1,449	0.12	1,353,857	1,253	0.12	189	7	196
Time deposits	1,218,344	4,502	0.49	1,197,232	5,537	0.62	100	(1,135)	(1,035)
Borrowed funds	145,611	1,064	0.98	162,481	561	0.46	(100)	603	503
Senior and subordinated debt	200,998	9,411	6.26	190,981	9,047	6.33	467	(103)	364
Total interest-bearing liabilities	5,961,153	17,731	0.40	5,311,974	17,522	0.44	851	(642)	209
Demand deposits	2,451,597			2,069,866
Total funding sources	8,412,750			7,381,840
Other liabilities	124,240			75,268
Stockholders' equity - common	1,124,493			1,033,754
Total liabilities and stockholders' equity	$9,661,483			$8,490,862
Tax Equivalent net interest income/margin (1)		241,771	3.70		209,847	3.66	$28,726	$3,198	$31,924
Tax-equivalent adjustment		(8,185)			(8,814)
Net interest income (GAAP)		$233,586			$201,033

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total average interest-earning assets and total funding sources for each of the third quarter and first nine months of 2015 increased by approximately $1.0 billion compared to the same periods in 2014. These increases resulted primarily from the impact of acquisitions completed during the second half of 2014 and organic loan growth over the course of the year.
Tax-equivalent net interest margin for the third quarter and first nine months of 2015 was 3.58% and 3.70%, respectively, decreasing 14 basis points from the third quarter of 2014 and increasing 4 basis points from the first nine months of 2014. The decrease in tax-equivalent net interest margin compared to the third quarter of 2014 was due primarily to a rise in other interest-earning assets, lower accretion on covered loans, the continued shift in the loan mix to floating rate loans, and the flattening of the yield curve, which were partially offset by greater accretion on acquired loans related to the 2014 acquisitions. Compared to the first nine months of 2014, the increase in tax-equivalent net interest margin resulted primarily from acquired loan accretion and interest rate swaps, partially offset by lower levels of accretion on covered loans and continued shift in the loan mix. Compared to both prior periods, the margin was also negatively impacted by interest rate swaps related to short-term FHLB advances, which increased the rate on borrowed funds. Excluding the acquired loan accretion related to the 2014 acquisitions, tax-equivalent net interest margin would have been 3.49% and 3.58% for the third quarter and first nine months of 2015, respectively.
Compared to the third quarter and first nine months of 2014, tax-equivalent net interest income increased by $6.5 million and $31.9 million, respectively. These increases were due primarily to the acquisitions completed in 2014, organic loan growth, and the prepayment of FHLB advances during the second quarter of 2014 which were offset by the impact of interest rate swaps related to short-term FHLB advances. Acquired loan accretion related to the 2014 acquisitions contributed $1.8 million and $7.7 million to net interest income for the third quarter and first nine months of 2015, respectively. This acquired loan accretion includes accelerated accretion on purchased credit impaired ("PCI") loans of $556,000 for the third quarter of 2015 and $2.2 million for the first nine months of 2015.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2015 and 2014 are presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Service charges on deposit accounts	$10,519	$9,902	6.2	$29,676	$26,895	10.3
Wealth management fees	7,222	6,721	7.5	21,669	19,730	9.8
Card-based fees (1)	6,868	6,646	3.3	20,223	17,950	12.7
Merchant servicing fees (2)	3,207	2,932	9.4	8,810	8,557	3.0
Mortgage banking income	1,402	1,125	24.6	3,964	3,199	23.9
Other service charges, commissions, and fees	3,900	2,334	67.1	8,990	5,386	66.9
Total fee-based revenues	33,118	29,660	11.7	93,332	81,717	14.2
Other income (3)	1,372	923	48.6	5,220	3,778	38.2
Net securities gains	524	2,570	(79.6)	1,551	8,160	(81.0)
Gains on sales of properties	—	3,954	(100.0)	—	3,954	(100.0)
Loss on early extinguishment of debt	—	—	—	—	(2,059)	(100.0)
Total noninterest income	$35,014	$37,107	(5.6)	$100,103	$95,550	4.8

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
Merchant servicing fees are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income. These fees are substantially offset by merchant card expense included in noninterest expense for each period presented.

(3)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total fee-based revenues increased 11.7% and 14.2% from the third quarter and first nine months of 2014, respectively, reflecting growth across all categories. The increase in service charges on deposit accounts and card-based fees compared to both prior periods resulted from growth in treasury management services, higher transaction volumes, and services provided to customers added in the 2014 acquisitions.
Compared to both prior periods presented, continued sales of fiduciary and investment advisory services to new and existing customers drove the increases in wealth management fees.
The increase in mortgage banking income resulted primarily from sales of $42.2 million and $128.6 million of 1-4 family mortgage loans in the secondary market during the third quarter and first nine months of 2015, respectively, compared to $31.7 million and $114.7 million for the same periods in 2014.
Compared to both prior periods presented, gains realized on the sale of leasing equipment contracts originated by First Midwest Equipment Finance, which was acquired in September of 2014, drove the increase in other service charges, commissions, and fees. In addition, fee income generated from sales of capital market products to commercial clients and in-house commercial valuation services also contributed to the rise compared to both prior periods presented.
Total noninterest income for the third quarter and first nine months of 2014 was impacted by net securities gains and net gains from the disposition of two branch properties. The increase in other income compared to the first nine months of 2014 was due primarily to greater BOLI income. The loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances during the second quarter of 2014.
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2015 and 2014 are presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Salaries and employee benefits:
Salaries and wages	$33,554	$28,152	19.2	$99,444	$83,938	18.5
Retirement and other employee benefits	7,807	7,319	6.7	22,927	19,585	17.1
Total salaries and employee benefits	41,361	35,471	16.6	122,371	103,523	18.2
Net occupancy and equipment expense	9,406	8,639	8.9	29,464	25,702	14.6
Professional services	6,172	5,692	8.4	16,603	16,772	(1.0)
Technology and related costs	3,673	3,253	12.9	10,887	9,431	15.4
Merchant card expense (1)(2)	2,722	2,396	13.6	7,391	6,992	5.7
Advertising and promotions (1)	1,828	1,822	0.3	5,395	5,741	(6.0)
Net OREO expense	1,290	1,406	(8.3)	4,355	4,531	(3.9)
Cardholder expenses (1)	1,354	1,120	20.9	3,914	3,215	21.7
Other expenses (1)	6,559	6,766	(3.1)	20,093	18,513	8.5
Acquisition and integration related expenses	—	3,748	(100.0)	—	4,578	(100.0)
Total noninterest expense	$74,365	$70,313	5.8	$220,473	$198,998	10.8
Efficiency ratio (3)	63%	62%		63%	64%

(1)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(2)	Merchant card expenses are substantially offset by merchant servicing fees included in noninterest income for each period presented.

(3)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $926,000 and $3.3 million for the quarter and nine months ended September 30, 2015, respectively, and $767,000 and $2.0 million for the same periods in 2014. In addition, acquisition and integration related expenses of $3.7 million and $4.6 million are excluded from the efficiency ratio for the quarter and nine months ended September 30, 2014, respectively.

The rise in total noninterest expense compared to both prior periods presented was impacted by operating costs of the 21 banking locations acquired during the second half of 2014, of which four have been closed. These costs primarily occurred within salaries and employee benefits, net occupancy and equipment expense, technology and related costs, and other expenses.
The increase in professional services compared to the third quarter of 2014 was driven by expenses associated with talent recruitment and organizational growth needs, including an independent cyber-risk assessment as part of a targeted risk mitigation process.
Almost half of the other expenses category consists of FDIC premiums and other intangible amortization expenses. Compared to the first nine months of 2014, the increase resulted primarily from other intangible amortization related to the 2014 acquisitions.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income tax expense	$34,451	$27,098	$96,564	$80,076
Income tax expense:
Federal income tax expense	$9,036	$6,714	$24,956	$19,719
State income tax expense	2,131	1,835	5,868	5,644
Total income tax expense	$11,167	$8,549	$30,824	$25,363
Effective income tax rate	32.4%	31.5%	31.9%	31.7%
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
The increase in total income tax expense for the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 resulted primarily from greater income subject to tax at statutory rates, partly offset by decreases in state statutory rates.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2014 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value and consist of securities held in a grantor trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.
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
Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of September 30, 2015				As of December 31, 2014
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$1,999	$—	$1,999	0.2	$—	$—	$—	—
U.S. agency securities	18,289	334	18,623	1.6	30,297	134	30,431	2.6
Collateralized mortgage obligations ("CMOs")	545,992	483	546,475	47.5	538,882	(4,726)	534,156	45.0
Other mortgage-backed securities ("MBSs")	164,326	3,055	167,381	14.5	155,443	4,322	159,765	13.5
Municipal securities	375,323	6,231	381,554	33.1	414,255	9,565	423,820	35.7
Trust preferred collateralized debt obligations ("CDOs")	48,159	(16,289)	31,870	2.8	48,502	(14,728)	33,774	2.8
Corporate debt securities	—	—	—	—	1,719	83	1,802	0.1
Equity securities	3,446	70	3,516	0.3	3,224	37	3,261	0.3
Total available-for- sale securities	$1,157,534	$(6,116)	$1,151,418	100.0	$1,192,322	$(5,313)	$1,187,009	100.0
Securities Held-to-Maturity
Municipal securities	$23,723	$(15)	$23,708		$26,555	$1,115	$27,670

Portfolio Composition
As of September 30, 2015, our available-for-sale securities portfolio decreased 3.0% compared to December 31, 2014. The reduction in U.S. agency securities and municipal securities from December 31, 2014 resulted from sales of $55.7 million and maturities, calls, and prepayments of $216.9 million, offset by purchases of $241.3 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 97% of our available-for-sale securities portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $31.9 million and miscellaneous other securities with a fair value of $3.5 million.
Investments in municipal securities comprised 33.1% of the total available-for-sale securities portfolio at September 30, 2015. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of September 30, 2015			As of December 31, 2014
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.99%	2.00	0.68%	—%	—	—%
U.S. agency securities	3.08%	3.23	2.83%	3.32%	3.72	2.98%
CMOs	3.28%	3.59	1.94%	3.45%	3.67	1.91%
MBSs	3.27%	4.25	2.61%	2.88%	4.18	2.77%
Municipal securities	2.89%	2.70	5.08%	2.89%	2.37	5.50%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	N/M	N/M	N/M	0.45%	0.50	6.72%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total available-for-sale securities	3.14%	3.38	3.12%	3.16%	3.26	3.37%
Securities Held-to-Maturity
Municipal securities	6.47%	7.95	4.44%	5.64%	7.85	4.60%

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
Effective Duration
The average life and effective duration of our available-for-sale securities portfolio as of September 30, 2015 was in line with December 31, 2014 at 3.38 years and 3.14%, respectively.
Securities Gains and Losses
Net securities gains for the third quarter and first nine months of 2015 were $524,000 and $1.6 million, respectively. During the third quarter of 2015, sales consisted of MBSs and equity securities with carrying values that totaled $9.4 million. Net securities gains for the first nine months of 2015 also consisted of certain CMOs, MBSs, and municipal security sales with carrying values of $55.7 million. No impairment charges were recognized during the third quarter and first nine months of 2015.
Net securities gains for the third quarter and first nine months of 2014 were $2.6 million and $8.2 million, respectively. During the first nine months of 2014, we sold a non-accrual CDO with a carrying value of $1.3 million at a gain of $3.5 million and other investments at gains totaling $4.7 million.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses were $6.1 million as of September 30, 2015 compared to $5.3 million as of December 31, 2014.
Net unrealized gains in the CMO portfolio totaled $483,000 at September 30, 2015 compared to net unrealized losses of $4.7 million as of December 31, 2014. Net unrealized gains on CMOs include unrealized losses of $3.3 million as of September 30, 2015. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of September 30, 2015 represents an other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
As of September 30, 2015, net unrealized gains in the municipal securities portfolio totaled $6.2 million compared to $9.6 million as of December 31, 2014. Net unrealized gains on municipal securities include unrealized losses of $649,000 and $1.0 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of these securities carry investment grade ratings, with the majority supported by the general revenues of the issuing governmental entity, and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $16.3 million as of September 30, 2015 and $14.7 million as of December 31, 2014. We do not believe the unrealized losses on the CDOs as of September 30, 2015 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 12 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 84.4% of total loans, excluding covered loans, at September 30, 2015. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2015	% of Total	As of December 31, 2014	% of Total	Annualized% Change
Commercial and industrial	$2,392,860	34.8	$2,253,556	33.9	8.2
Agricultural	393,732	5.7	358,249	5.4	13.2
Commercial real estate:
Office	487,629	7.1	494,637	7.4	(1.9)
Retail	432,107	6.3	452,225	6.8	(5.9)
Industrial	494,341	7.2	531,517	8.0	(9.3)
Multi-family	539,308	7.8	564,421	8.4	(5.9)
Construction	192,086	2.8	204,236	3.1	(7.9)
Other commercial real estate	869,748	12.7	887,897	13.3	(2.7)
Total commercial real estate	3,015,219	43.9	3,134,933	47.0	(5.1)
Total corporate loans	5,801,811	84.4	5,746,738	86.3	1.3
Home equity	647,223	9.4	543,185	8.2	25.5
1-4 family mortgages	294,261	4.3	291,463	4.4	1.3
Installment	131,185	1.9	76,032	1.1	96.7
Total consumer loans	1,072,669	15.6	910,680	13.7	23.7
Total loans, excluding covered loans	6,874,480	100.0	6,657,418	100.0	4.3
Covered loans	51,219		79,435		(47.4)
Total loans	$6,925,699		$6,736,853		3.7

Total loans, excluding covered loans, of $6.9 billion grew 4.3% on an annualized basis from December 31, 2014. Growth in corporate loans was concentrated within our commercial and industrial and agricultural loan categories. The increase in commercial and industrial loans primarily reflects the continued expansion into select sector-based lending areas such as asset-based lending, healthcare, structured finance, and leasing. Agricultural loans grew due to new relationships and seasonal draws on lines of credit. The overall decline in commercial real estate loans resulted from the decision of certain customers to opportunistically sell their middle market businesses and investment real estate properties, which more than offset organic growth. The rise in consumer loans reflects the purchase of high quality, shorter-duration, floating rate home equity loans and the expansion of our web-based installment lending program.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 40.5% of total loans, excluding covered loans, and totaled $2.8 billion at September 30, 2015, an increase of 8.9% on an annualized basis, from December 31, 2014. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. The underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of September 30, 2015 and December 31, 2014.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2015	% of Total	As of December 31, 2014	% of Total
Office, retail, and industrial:
Office	$487,629	16.2	$494,637	15.8
Retail	432,107	14.3	452,225	14.4
Industrial	494,341	16.4	531,517	17.0
Total office, retail, and industrial	1,414,077	46.9	1,478,379	47.2
Multi-family	539,308	17.9	564,421	18.0
Construction	192,086	6.4	204,236	6.5
Other commercial real estate:
Multi-use properties	190,499	6.3	191,011	6.1
Warehouses and storage	125,126	4.1	128,396	4.1
Rental properties	114,168	3.8	123,627	3.9
Restaurants	78,486	2.6	74,490	2.4
Service stations and truck stops	70,737	2.3	84,108	2.7
Automobile dealers	51,260	1.7	53,221	1.7
Recreational	49,128	1.6	48,718	1.5
Religious	41,356	1.4	36,427	1.2
Hotels	40,931	1.4	46,409	1.5
Other	108,057	3.6	101,490	3.2
Total other commercial real estate	869,748	28.8	887,897	28.3
Total commercial real estate	$3,015,219	100.0	$3,134,933	100.0
Commercial real estate loans represent 43.9% of total loans, excluding covered loans, and totaled $3.0 billion at September 30, 2015, decreasing 5.1% on an annualized basis from December 31, 2014. Owner-occupied commercial real estate loans represent approximately 40% of total commercial real estate loans, excluding multi-family and construction loans, at September 30, 2015 and December 31, 2014.
Consumer Loans
Consumer loans represent 15.6% of total loans, excluding covered loans, and totaled $1.1 billion at September 30, 2015, an increase of 23.7% on an annualized basis from December 31, 2014. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of September 30, 2015
Commercial and industrial	$2,392,860	$2,378,370	$6,855	$900	$297	$6,438
Agricultural	393,732	393,549	71	—	—	112
Commercial real estate:
Office	487,629	481,540	3,599	—	—	2,490
Retail	432,107	423,937	5,349	—	—	2,821
Industrial	494,341	492,040	485	—	166	1,650
Multi-family	539,308	534,484	908	2,269	601	1,046
Construction	192,086	188,552	202	—	—	3,332
Other commercial real estate	869,748	857,026	5,581	897	346	5,898
Total commercial real estate	3,015,219	2,977,579	16,124	3,166	1,113	17,237
Total corporate loans	5,801,811	5,749,498	23,050	4,066	1,410	23,787
Home equity	647,223	638,516	2,791	214	501	5,201
1-4 family mortgages	294,261	287,907	2,022	152	860	3,320
Installment	131,185	130,292	766	127	—	—
Total consumer loans	1,072,669	1,056,715	5,579	493	1,361	8,521
Total loans, excluding covered loans	6,874,480	6,806,213	28,629	4,559	2,771	32,308
Covered loans	51,219	48,323	221	1,372	—	1,303
Total loans	$6,925,699	$6,854,536	$28,850	$5,931	$2,771	$33,611
As of December 31, 2014
Commercial and industrial	$2,253,556	$2,225,507	$4,882	$205	$269	$22,693
Agricultural	358,249	355,955	1,934	—	—	360
Commercial real estate:
Office	494,637	489,915	939	—	—	3,783
Retail	452,225	446,702	288	76	413	4,746
Industrial	531,517	525,955	979	—	173	4,410
Multi-family	564,421	561,436	1,261	83	887	754
Construction	204,236	197,255	—	—	—	6,981
Other commercial real estate	887,897	875,080	4,976	438	433	6,970
Total commercial real estate	3,134,933	3,096,343	8,443	597	1,906	27,644
Total corporate loans	5,746,738	5,677,805	15,259	802	2,175	50,697
Home equity	543,185	533,738	2,361	145	651	6,290
1-4 family mortgages	291,463	285,531	1,947	166	878	2,941
Installment	76,032	75,423	506	60	—	43
Total consumer loans	910,680	894,692	4,814	371	1,529	9,274
Total loans, excluding covered loans	6,657,418	6,572,497	20,073	1,173	3,704	59,971
Covered loans	79,435	65,682	2,565	5,002	—	6,186
Total loans	$6,736,853	$6,638,179	$22,638	$6,175	$3,704	$66,157

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$32,308	$45,009	$48,077	$59,971	$64,528
90 days or more past due loans	4,559	2,744	3,564	1,173	6,062
Total non-performing loans	36,867	47,753	51,641	61,144	70,590
Accruing TDRs	2,771	3,067	3,581	3,704	5,449
OREO	31,129	24,471	26,042	26,898	29,165
Total non-performing assets	$70,767	$75,291	$81,264	$91,746	$105,204
30-89 days past due loans	$28,629	$28,625	$18,631	$20,073	$17,321
Non-accrual loans to total loans	0.47%	0.66%	0.71%	0.90%	1.00%
Non-performing loans to total loans	0.54%	0.70%	0.77%	0.92%	1.10%
Non-performing assets to loans plus OREO	1.02%	1.10%	1.20%	1.37%	1.63%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$1,303	$3,712	$4,570	$6,186	$10,905
90 days or more past due loans	1,372	1,233	6,390	5,002	7,031
Total non-performing loans	2,675	4,945	10,960	11,188	17,936
OREO	906	3,759	7,309	8,068	9,277
Total non-performing assets	$3,581	$8,704	$18,269	$19,256	$27,213
30-89 days past due loans	$221	$232	$481	$2,565	$802
Total non-performing assets
Non-accrual loans	$33,611	$48,721	$52,647	$66,157	$75,433
90 days or more past due loans	5,931	3,977	9,954	6,175	13,093
Total non-performing loans	39,542	52,698	62,601	72,332	88,526
Accruing TDRs	2,771	3,067	3,581	3,704	5,449
OREO	32,035	28,230	33,351	34,966	38,442
Total non-performing assets	$74,348	$83,995	$99,533	$111,002	$132,417
30-89 days past due loans	$28,850	$28,857	$19,112	$22,638	$18,123
Non-accrual loans to total loans	0.49%	0.71%	0.77%	0.98%	1.16%
Non-performing loans to total loans	0.57%	0.77%	0.92%	1.07%	1.36%
Non-performing assets to loans plus OREO	1.07%	1.22%	1.46%	1.64%	2.02%

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

Total non-performing assets, excluding covered loans and covered OREO, decreased by $21.0 million, or 22.9%, from December 31, 2014 and $34.4 million, or 32.7%, from September 30, 2014, due mainly to lower levels of non-accrual loans. The improvement in non-accrual loans compared to December 31, 2014 related primarily to the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014, for which a specific reserve was then established.

TDRs
Loan modifications may be performed at the request of an individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructures remain classified as TDRs for the remaining term of the loans.
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2015		December 31, 2014		September 30, 2014
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$1,360	7	$19,068	9	$17,969
Commercial real estate:
Retail	—	—	1	413	1	416
Industrial	1	166	1	173	1	176
Multi-family	3	793	5	1,119	4	853
Other commercial real estate	3	346	5	616	6	627
Total commercial real estate	7	1,305	12	2,321	12	2,072
Total corporate loans	12	2,665	19	21,389	21	20,041
Home equity	17	1,182	17	1,157	18	1,265
1-4 family mortgages	11	1,290	10	1,062	11	1,120
Total consumer loans	28	2,472	27	2,219	29	2,385
Total TDRs	40	$5,137	46	$23,608	50	$22,426
Accruing TDRs	23	$2,771	29	$3,704	30	$5,449
Non-accrual TDRs	17	2,366	17	19,904	20	16,977
Total TDRs	40	$5,137	46	$23,608	50	$22,426
Year-to-date charge-offs on TDRs		$2,687		$8,457		$8,345
Specific reserves related to TDRs		769		1,765		2,625
TDRs totaled $5.1 million at September 30, 2015, decreasing $18.5 million from December 31, 2014. Accruing TDRs were $2.8 million at September 30, 2015 compared to $3.7 million at December 31, 2014.
Non-accrual TDRs declined $17.5 million from December 31, 2014 due primarily to the final resolution of a large commercial loan relationship originally identified in the third quarter of 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of September 30, 2015			As of December 31, 2014
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$90,414	$48,700	$139,114	$84,615	$30,809	$115,424
Agricultural	—	5,586	5,586	294	—	294
Commercial real estate:
Office, retail, and industrial	37,254	34,048	71,302	38,718	32,251	70,969
Multi-family	5,741	4,595	10,336	5,951	3,774	9,725
Construction	5,181	9,752	14,933	5,776	12,487	18,263
Other commercial real estate	24,140	10,363	34,503	32,225	19,407	51,632
Total commercial real estate	72,316	58,758	131,074	82,670	67,919	150,589
Total performing potential problem loans	$162,730	$113,044	$275,774	$167,579	$98,728	$266,307

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

(3)	Total performing potential problem loans excludes accruing TDRs of $870,000 as of September 30, 2015 and $1.8 million as of December 31, 2014.

Performing potential problem loans were 4.8% of corporate loans at September 30, 2015 compared to 4.6% at December 31, 2014.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $32.0 million at September 30, 2015, decreasing $2.9 million, or 8.4%, from December 31, 2014.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	September 30, 2015	December 31, 2014	September 30, 2014
Single-family homes	$2,998	$2,433	$2,106
Land parcels:
Raw land	2,572	1,917	3,145
Farm land	—	923	—
Commercial lots	10,135	9,295	10,941
Single-family lots	1,100	1,279	1,742
Total land parcels	13,807	13,414	15,828
Multi-family units	556	758	933
Commercial properties	13,768	10,293	10,298
Total OREO, excluding covered OREO	31,129	26,898	29,165
Covered OREO	906	8,068	9,277
Total OREO	$32,035	$34,966	$38,442

OREO Activity
A rollforward of OREO balances for the quarters and nine months ended September 30, 2015 and 2014 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$24,471	$3,759	$28,230	$30,331	$9,825	$40,156
Transfers from loans	8,120	(821)	7,299	1,747	2,191	3,938
Proceeds from sales	(1,291)	(1,945)	(3,236)	(2,350)	(2,783)	(5,133)
(Losses) gains on sales of OREO	(164)	(18)	(182)	96	77	173
OREO valuation adjustments	(7)	(69)	(76)	(659)	(33)	(692)
Ending balance	$31,129	$906	$32,035	$29,165	$9,277	$38,442

	Nine Months Ended September 30,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,898	$8,068	$34,966	$32,473	$8,863	$41,336
Transfers from loans	10,987	969	11,956	4,749	8,528	13,277
Proceeds from sales	(5,742)	(8,078)	(13,820)	(6,047)	(8,246)	(14,293)
Gains on sales of OREO	864	195	1,059	703	177	880
OREO valuation adjustments	(1,878)	(248)	(2,126)	(2,713)	(45)	(2,758)
Ending balance	$31,129	$906	$32,035	$29,165	$9,277	$38,442

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
Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. In addition, certain acquired loans that have renewed subsequent to their respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our loan population that is allocated an allowance in accordance with our allowance for loan losses methodology.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2015.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans is discussed in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans and the remaining acquisition adjustment associated with acquired loans as of September 30, 2015 and December 31, 2014.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans and Covered Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Nine months ended September 30, 2015
Beginning balance	$74,510	$—	$74,510
Net charge-offs	(16,819)	(27)	(16,846)
Provision for loan and covered loan losses	14,787	1,274	16,061
Ending balance	$72,478	$1,247	$73,725
As of September 30, 2015
Total loans	$6,379,771	$545,928	$6,925,699
Remaining acquisition adjustment (2)	N/A	15,502	15,502
Allowance for credit losses to total loans	1.14%	0.23%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	2.84%	N/A
As of December 31, 2014
Total loans	$6,018,591	$718,262	$6,736,853
Remaining acquisition adjustment (2)	N/A	24,737	24,737
Allowance for credit losses to total loans	1.24%	N/A	1.11%
Remaining acquisition adjustment to acquired loans	N/A	3.44%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in the acquisitions completed during 2014.

(2)
The remaining acquisition adjustment consists of $6.1 million and $9.4 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of September 30, 2015, and $11.2 million and $13.5 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2014.

Excluding acquired loans, the total allowance for credit losses to total loans was 1.14% as of September 30, 2015. The acquisition adjustment decreased $9.2 million during the first nine months of 2015, of which $7.7 million accreted into interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 2.84%. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $59.2 million as of September 30, 2015 and are included in loans and covered loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, during the first nine months of 2015, an allowance of $1.2 million was established on loans acquired during 2014.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Change in allowance for credit losses
Beginning balance	$73,279	$72,806	$74,510	$74,722	$79,942
Loan charge-offs:
Commercial, industrial, and agricultural	1,948	4,127	7,449	1,882	9,763
Office, retail, and industrial	563	1,894	156	237	2,514
Multi-family	68	469	28	560	26
Construction	—	15	—	—	157
Other commercial real estate	598	527	1,317	1,139	1,363
Consumer	1,172	751	800	569	3,148
Total loan charge-offs	4,349	7,783	9,750	4,387	16,971
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	347	854	792	665	716
Office, retail, and industrial	106	32	322	94	55
Multi-family	1	3	4	84	—
Construction	114	203	17	6	—
Other commercial real estate	506	1,130	266	1,386	108
Consumer	213	319	321	227	150
Total recoveries of loan charge-offs	1,287	2,541	1,722	2,462	1,029
Net loan charge-offs, excluding covered loan charge-offs	3,062	5,242	8,028	1,925	15,942
Net covered loan charge-offs	1	285	228	146	5
Net loan and covered loan charge-offs	3,063	5,527	8,256	2,071	15,947
Provision for loan and covered loan losses:
Provision for loan losses	4,844	6,533	7,871	2,936	11,416
Provision for covered loan losses	(744)	(533)	(1,319)	(1,277)	(689)
Total provision for loan and covered loan losses	4,100	6,000	6,552	1,659	10,727
(Decrease) increase in reserve for unfunded commitments	(591)	—	—	200	—
Total provision for loan and covered loan losses and other expense	3,509	6,000	6,552	1,859	10,727
Ending balance	$73,725	$73,279	$72,806	$74,510	$74,722

	Quarters Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Allowance for credit losses
Allowance for loan losses	$68,384	$66,602	$65,311	$65,468	$64,457
Allowance for covered loan losses	4,116	4,861	5,679	7,226	8,649
Total allowance for loan and covered loan losses	72,500	71,463	70,990	72,694	73,106
Reserve for unfunded commitments	1,225	1,816	1,816	1,816	1,616
Total allowance for credit losses	$73,725	$73,279	$72,806	$74,510	$74,722

Allowance for credit losses to loans (1)	1.06%	1.07%	1.07%	1.11%	1.15%
Allowance for credit losses to non-accrual loans (2)	215.45%	152.01%	139.62%	112.19%	102.39%
Allowance for credit losses to non-performing loans (2)	188.81%	143.27%	129.99%	110.04%	93.60%
Average loans	$6,881,128	$6,808,219	$6,731,939	$6,537,251	$6,293,313
Net loan charge-offs to average loans, annualized	0.18%	0.33%	0.50%	0.13%	1.01%

(1)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are loans acquired during 2014 which totaled $545.9 million at September 30, 2015, $587.0 million at June 30, 2015, $660.9 million at March 31, 2015, $718.3 million at December 31, 2014, and $533.2 million at September 30, 2014. These loans have an allowance for loan loss of $1.2 million at September 30, 2015 and $821,000 at June 30, 2015. In addition, there was a remaining acquisition adjustment of $15.5 million at September 30, 2015, $17.5 million at June 30, 2015, $22.4 million at March 31, 2015, $24.7 million at December 31, 2014, and $13.6 million at September 30, 2014. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

(2)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $73.7 million as of September 30, 2015, a decline of $785,000 from December 31, 2014, and represents 1.06% of total loans compared to 1.11% at December 31, 2014. The allowance for credit losses includes a provision of $16.7 million and net loan charge-offs of $16.8 million for the nine months ended September 30, 2015.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2015 % Change From
	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2014 (1)	September 30, 2014
Demand deposits	$2,601,442	$2,339,298	$2,208,450	14.9%	17.8%
Savings deposits	1,471,003	1,306,388	1,231,700	16.8%	19.4%
NOW accounts	1,405,371	1,331,360	1,261,522	7.4%	11.4%
Money market accounts	1,589,582	1,506,643	1,413,753	7.3%	12.4%
Core deposits	7,067,398	6,483,689	6,115,425	12.0%	15.6%
Time deposits	1,157,005	1,239,257	1,209,935	(8.8)%	(4.4)%
Brokered deposits	16,122	16,098	16,090	0.2%	0.2%
Total time deposits	1,173,127	1,255,355	1,226,025	(8.7)%	(4.3)%
Total deposits	8,240,525	7,739,044	7,341,450	8.6%	12.2%
Securities sold under agreements to repurchase	106,307	110,832	101,348	(5.4)%	4.9%
Federal funds purchased	—	—	326	N/A	(100.0)%
FHLB advances	62,500	381	—	N/A	100.0%
Total borrowed funds	168,807	111,213	101,674	69.0%	66.0%
Senior and subordinated debt	201,083	194,137	191,013	4.8%	5.3%
Total funding sources	$8,610,415	$8,044,394	$7,634,137	9.4%	12.8%
Average interest rate paid on borrowed funds	2.18%	0.04%	0.04%
Weighted-average maturity of FHLB advances	2.1 months	N/A	N/A
Weighted-average interest rate of FHLB advances	0.32%	N/A	N/A
N/A - Not applicable.
(1) Ratios are presented on an annualized basis.
Total average funding sources for the third quarter of 2015 increased 9.4% on an annualized basis compared to the fourth quarter of 2014 and 12.8% compared to the third quarter of 2014. The addition of $62.5 million of FHLB advances during the second quarter of 2015 contributed to the increase in average borrowed funds compared to the fourth quarter of 2014. The rise in average core deposits compared to the fourth quarter of 2014 resulted primarily from the seasonal increase in average municipal deposits. Compared to the third quarter of 2014, the increase in core deposits was due primarily to the full impact of deposits assumed in the acquisitions completed during the second half of 2014, which further strengthened the Company's core deposit base.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of September 30, 2015		As of September 30, 2014
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$107,443	0.07	$107,877	0.04
Federal funds purchased	—	—	25,000	—
FHLB advances	62,500	2.00	—	—
Total borrowed funds	$169,943	0.78	$132,877	0.04
Average for the year-to-date period:
Securities sold under agreements to repurchase	$117,681	0.06	$104,468	0.03
Federal funds purchased	—	—	110	—
FHLB advances	27,930	4.84	57,903	1.24
Total borrowed funds	$145,611	0.98	$162,481	0.46
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$142,545		$117,772
Federal funds purchased	—		25,000
FHLB advances	62,500		114,551
Average borrowed funds totaled $145.6 million for the first nine months of 2015 declining $16.9 million, or 10.4%, compared to the same period in 2014. This decrease was due primarily to the prepayment of $114.6 million of FHLB advances during the second quarter of 2014, which was partially offset by the addition of $62.5 million of advances during the second quarter of 2015. The increase in the weighted-average rate on FHLB advances at period-end and the average for the year-to-date period was impacted by $200.0 million in interest rate swaps which have a rate of 2.17%. For a detailed discussion of interest rate swaps, see Note 10 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." The information presented subsequent to December 31, 2014 is based on the Basel III Capital Rules and the information for prior periods is based on the prior capital rules in effect through December 31, 2014. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of September 30, 2015 and December 31, 2014.
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

Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2015
	As of		Regulatory Minimum For Well- Capitalized
	September 30, 2015	December 31, 2014		Excess Over Required Minimums
Bank regulatory capital ratios (1):
Total capital to risk-weighted assets	11.22%	12.30%	10.00%	12%	$99,568
Tier 1 capital to risk-weighted assets	10.32%	11.32%	8.00%	29%	$188,785
Tier 1 common capital to risk-weighted assets	10.32%	N/A	6.50%	59%	$310,984
Tier 1 leverage to average assets	8.90%	9.76%	5.00%	78%	$368,492
Company regulatory capital ratios (1):
Total capital to risk-weighted assets	11.43%	11.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.55%	10.19%	N/A	N/A	N/A
Tier 1 common capital to risk-weighted assets	10.00%	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	9.29%	9.03%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholders' equity	$1,147,669	$1,100,775
Goodwill and other intangible assets	(331,250)	(334,199)
Tangible common equity	816,419	766,576
Accumulated other comprehensive loss	15,818	15,855
Tangible common equity, excluding accumulated other comprehensive loss	$832,237	$782,431
Total assets	$9,935,046	$9,445,139
Goodwill and other intangible assets	(331,250)	(334,199)
Tangible assets	$9,603,796	$9,110,940
Risk-weighted assets	$8,414,729	$7,879,366
Company tangible common equity ratios (2)(3):
Tangible common equity to tangible assets	8.50%	8.41%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.67%	8.59%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.70%	9.73%	N/A	N/A	N/A

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

The Company's capital ratios increased from December 31, 2014, driven primarily by growth in retained earnings which was partially offset by an increase in assets. The Bank's regulatory capital ratios decreased from December 31, 2014 due primarily to dividends paid to the Company during the first nine months of 2015.

The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the third quarter of 2015, which follows a dividend increase from $0.08 to $0.09 per common share during the first quarter of 2015.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of September 30, 2015 and December 31, 2014, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans and the impact of interest rate swaps, 46% of the loan portfolio consisted of fixed rate loans and 54% were floating rate loans as of September 30, 2015, compared to 49% and 51%, respectively, as of December 31, 2014. See Note 10 of "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps. Investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 60% of the total compared to 40% for floating rate interest-bearing deposits in other banks. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $527.0 million, or 14%, of the floating rate loan portfolio as of September 30, 2015, compared to $644.6 million, or 19%, of the floating rate loan portfolio as of December 31, 2014. On the liability side of the balance sheet, 86% of deposits are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2015
Dollar change	$60,559	$39,967	$19,516	$(15,644)
Percent change	20.3%	13.4%	6.5%	(5.2)%
As of December 31, 2014
Dollar change	$42,922	$27,471	$12,707	$(12,748)
Percent change	14.3%	9.2%	4.2%	(4.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of September 30, 2015 would increase net interest income by $40.0 million, or 13.4%, over the next twelve months compared to no change in interest rates. This same measure was $27.5 million, or 9.2%, as of December 31, 2014.
In rising interest rate scenarios, interest rate risk volatility was more positive at September 30, 2015 compared to December 31, 2014. During the nine months ended September 30, 2015, floating rate loan balances increased and fixed rate loans and securities decreased. Growth in floating rate loan balances were funded by a rise in core deposits, which are less rate sensitive. Overall, half of the increase in rate sensitive assets was driven by a rise in other short term interest-earning assets from a seasonal increase in municipal deposits and half of the increase is attributed to growth in floating rate loan balances. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2014. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the third quarter of 2015. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of September 30, 2015. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 – July 31, 2015	1,493	$18.84	—	2,494,747
August 1 – August 31, 2015	1,752	17.77	—	2,494,747
September 1 – September 30, 2015	8,406	17.62	—	2,487,947
Total	11,651	$17.80	—

(1)
Includes 4,851 shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase program and 6,800 of shares purchased in private transactions. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of Common Stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted shares or by option holders upon exercise to cover the exercise price of the stock options.

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
Date: November 2, 2015
* Duly authorized to sign on behalf of the registrant.