Form 10-K
period 2015-12-31
FIRST MIDWEST BANCORP INC
filed 2016-02-23
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 Par Value	The NASDAQ Stock Market
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
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $18.97, as quoted on the NASDAQ Stock Market, was $1,422,176,518.
As of February 18, 2016, there were 78,325,825 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2016 Annual Stockholders' Meeting are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
First Midwest Bancorp, Inc.
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in the Chicago suburb of Itasca, Illinois. The Company is one of Illinois' largest independent publicly-traded banking companies, with assets of $9.7 billion as of December 31, 2015, and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("Common Stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI."
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a broad range of banking, treasury, and wealth management products and services, to commercial and industrial, commercial real estate, municipal, and consumer customers. The Bank operates primarily throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 107 banking locations.
The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations. As of December 31, 2015, the Company and its subsidiaries employed a total of 1,790 full-time equivalent employees.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2015, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, through its predecessors, has provided banking services for over 75 years and offers a variety of financial products and services, that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2015, the Bank had total assets of $9.6 billion, total loans of $7.2 billion, and total deposits of $8.2 billion.
The Bank operates the following wholly owned subsidiaries:

•	First Midwest Equipment Finance Co. ("FMEF"), an Illinois corporation providing equipment leasing and commercial financing alternatives to traditional bank financing.

•	First Midwest Securities Management, LLC, a Delaware limited liability company managing investment securities.

•	Synergy Property Holdings, LLC, an Illinois limited liability company managing the majority of the Bank's Other Real Estate Owned ("OREO") properties.

•
First Midwest Holdings, Inc., a Delaware corporation managing investment securities, principally municipal obligations, and providing corporate management services to its wholly owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities.

Catalyst Asset Holdings, LLC
Catalyst Asset Holdings, LLC ("Catalyst"), an Illinois limited liability company, manages certain non-performing assets of the Company. Catalyst has one wholly owned subsidiary, Restoration Asset Management, LLC ("Restoration"), an Illinois limited liability company that manages Catalyst's OREO properties.
Parasol Investment Management, LLC
Parasol Investment Management, LLC ("Parasol"), a Delaware limited liability company, is a registered investment advisor under the Investment Advisors Act of 1940. Parasol provides wealth management services to the Bank's wealth management division and to individual and institutional customers.

First Midwest Capital Trust I, Great Lakes Statutory Trust II, and Great Lakes Statutory Trust III
First Midwest Capital Trust I ("FMCT"), a Delaware statutory business trust, was formed in 2003. Great Lakes Statutory Trust II ("GLST II") and Great Lakes Statutory Trust III ("GLST III") are Delaware statutory business trusts formed in 2005 and 2007, respectively, that were acquired through an acquisition. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
FMCT, GLST II, and GLST III qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $50.7 million in trust-preferred securities held by the three trusts as of December 31, 2015 are included in Tier 1 capital of the Company for regulatory capital purposes.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.
Our Business
The Bank has been in the business of commercial and retail banking for over 75 years, namely attracting deposits, making loans, and providing treasury and wealth management services. The Bank operates in the most active and diverse markets in Illinois, including the metropolitan Chicago market and central and western Illinois. The Bank's other market areas are located primarily in northwestern Indiana and eastern Iowa. These areas include urban, suburban, and rural markets, as well as a diversified mix of industry groups.
No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. The Bank does not engage in any sub-prime lending, nor does it engage in investment banking activities.
Deposit and Retail Services
The Bank offers a full range of deposit products and services, including checking, NOW, money market, and savings accounts and various types of short-term and long-term certificates of deposit. These products are tailored to our primary market area at competitive rates. In addition to these products, the Bank offers debit and automated teller machine ("ATM") cards, credit cards, internet and mobile banking, telephone banking, and financial education services.
Commercial and Consumer Lending
The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans, primarily to businesses and residents in the Bank's market areas. In addition to originating loans, the Bank offers capital market products to commercial customers as risk management solutions, which include derivatives and interest rate risk products. The Bank's largest category of lending is commercial real estate, followed by commercial and industrial. For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
Commercial and Industrial and Agricultural Loans
The Bank provides commercial and industrial loans to middle market businesses generally located in the Chicago metropolitan area. Our broad range of financing products includes working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; and select sector-based lending such as leasing, healthcare, asset-based lending, structured finance, and syndications. The Bank provides agricultural loans to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers.
Commercial Real Estate Loans
The Bank provides a wide array of financing products to developers, investors, and other real estate professionals which include funding for the construction, purchase, refinance, or improvement of commercial real estate properties. The mix of properties securing the loans in the Bank's commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Bank's markets.

Consumer Loans
Consumer loan products include mortgages, home equity lines and loans, personal loans, specialty loans, and auto loans. These products are generally provided to the residents who live and work within the Bank's market areas.
Treasury Management
Our treasury management products and services provide commercial customers the ability to manage cash flow. These products include receivable services such as ACH collections, lockbox, remote deposit capture, and financial electronic data interchange; payables and payroll services, such as wire transfer, account reconciliation, controlled disbursement, direct deposit, and positive pay; information reporting services; liquidity management; corporate credit cards; fraud prevention; and merchant services.
Wealth Management
Our wealth management group provides investment management services, fiduciary and executor services, financial planning solutions, employee benefit plans, and private banking services to our institutional and individual customers, including corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds. These services are provided through Parasol, the Company's registered investment advisor, and credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers' goals and objectives.
Growth and Acquisitions
In the normal course of business, the Company explores potential opportunities for expansion in our core markets and adjacent areas through organic growth and the acquisition of banking and non-banking organizations. As a matter of policy, the Company generally does not comment on any dialogue or negotiations with potential targets or possible acquisitions until a definitive acquisition agreement is signed. The Company's ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to the capital levels, quality of management, and overall condition of the Company, in addition to their assessment of a variety of other factors. The Company has announced and successfully completed a number of acquisitions, which include the following recent transactions:
During 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples") and its wholly owned banking subsidiary, The Peoples' Bank of Arlington Heights. In addition, the Company entered into a definitive agreement to acquire NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. The acquisition is expected to close late in the first quarter of 2016, subject to approval by the stockholders of NI Bancshares and customary closing conditions.
During 2014, the Bank completed the acquisitions of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association, and the equipment lessor National Machine Tool Financial Corporation ("National Machine Tool"), now known as FMEF.
Additional detail regarding these recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Competition
The banking and financial services industry in the markets in which the Bank operates (and particularly the Chicago metropolitan area) is highly competitive. Generally, the Bank competes with other local, regional, national, and internet banks and savings and loan associations; personal loan and finance companies; credit unions; mutual funds; and investment brokers.
Competition is driven by a number of factors, including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability, ease of use, and range of banking services provided on the internet and through mobile devices; the availability of related services; and a variety of additional services, such as wealth management services.
In providing investment advisory services, the Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for wealth management customers. Competition is generally based on the variety of products and services offered to customers and the performance of funds under management. The Company's main competitors are financial service providers both within and outside of the geographic areas in which the Bank maintains offices.
The Company faces competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend on its ability to attract new employees and retain and motivate existing employees.

Intellectual Property
Intellectual property is important to the success of our business. We own a variety of trademarks, service marks, trade names, and logos and spend time and resources maintaining our intellectual property portfolio. We control access to our intellectual property through license agreements, confidentiality procedures, non-disclosure agreements with third parties, employment agreements, and other contractual arrangements protecting our intellectual property.
Supervision and Regulation
The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), which oversees insured deposits and assets covered by loss share agreements with the FDIC ("the FDIC Agreements"), and the United States ("U.S.") Department of the Treasury (the "Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Federal and state laws and regulations generally applicable to financial institutions regulate the Company's and the subsidiaries' scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF"), a bank's depositors, and the stability of the U.S. financial system, rather than the stockholders of a financial institution.
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
The final regulations, policies, and supervisory guidance applicable to the Company and its subsidiaries, and the manner in which market practices and structures develop around such regulations, could have a material adverse effect on our business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such developments will have on its business and earnings. These and other risks are discussed in more detail in Item 1A, "Risk Factors" of this Form 10-K.
Bank Holding Company Act of 1956
Generally, the BHC Act governs the acquisition and control of banks and non-banking companies by bank holding companies and requires bank holding companies to register with the Federal Reserve. The BHC Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require. A bank holding company and its subsidiaries are subject to examination and supervision by the Federal Reserve.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (the "CRA"), fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
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
Transactions with Affiliates
Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in between the Company and the Bank and generally require those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include:

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
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. As of its last examination report issued in March of 2015, the Bank received a rating of "outstanding," the highest rating available.
Gramm-Leach-Bliley Act of 1999
The Gramm-Leach-Bliley Act of 1999, as amended (the "GLB Act"), allows certain bank holding companies to elect to be treated as a financial holding company (an "FHC") that may offer customers a more comprehensive array of financial products and services. Such products and services may include insurance and securities underwriting and agency activities, merchant banking, and certain investment management activities. Activities that are "complementary" to financial activities are also authorized. Under the GLB Act, the Federal Reserve may not permit a company to register or maintain status as an FHC if the company or any of its insured depository institution subsidiaries are not well-capitalized and well managed. The Federal Reserve may prohibit an FHC from engaging in otherwise permissible activities at its supervisory discretion. In addition, for an FHC to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC must have received a rating of at least "satisfactory" in its most recent examination under the CRA. The company has not elected to be an FHC.
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

Bank Secrecy Act and USA PATRIOT Act
The Bank Secrecy and USA PATRIOT Acts require financial institutions to develop programs to prevent them from being used for money laundering, terrorist, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
Office of Foreign Assets Control Regulation
The U.S. imposes economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"). These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act's provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, such as bank holding companies and banks with total consolidated assets of $10 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Company and the Bank, some of which are described in more detail below. We are monitoring developments with respect to the provisions applicable to bank holding companies and banks with total consolidated assets of $10 billion or more in anticipation of the Company and/or Bank reaching that size.
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
Consumer Financial Protection
The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a "consumer financial product or service" and has rulemaking, examination, and enforcement powers over financial institutions. For primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to depository institutions with assets of $10 billion or more. Existing regulators retain this authority over depository institutions with assets of $10 billion or less, such as the Company and the Bank.
The powers of the CFPB currently include:

•	The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.

•
Primary enforcement and exclusive supervision authority for federal consumer financial laws over "very large" insured depository institutions with assets of $10 billion or more. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.

•
The ability to require reports from depository institutions with assets under $10 billion, such as the Bank, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

•
Examination authority (limited to assessing compliance with federal consumer financial laws) over depository institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

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
The Federal Reserve has primary responsibility for examination and enforcement of federal consumer financial laws with respect to the Company, and state authorities are responsible for monitoring the Company's compliance with all state consumer laws. Failure to comply with these requirements could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
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
Currently, the Company is exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. In the event the Company's assets reach $10 billion or more, it will become subject to the interchange fee limitations beginning July 1 of the following year, and the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.
Capital Requirements
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and the Bank, parts of which are currently in the process of being phased-in, are based on the final capital framework for strengthening international standards, known as Basel III, of the Basel Committee on Banking Supervision (the "Basel Committee") released in December of 2010. Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July of 2013, the federal bank regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act.
The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues impacting the numerator in banks' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues impacting the denominator in regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. In addition, the Basel III Capital Rules implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).
The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital. This treatment is permanently grandfathered as Tier 1 capital even if the Company should ever exceed $15 billion in consolidated assets due to organic growth. Should the Company exceed $15 billion in consolidated assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust-preferred securities will be phased out, but those securities will be treated as Tier 2 capital. As of December 31, 2015, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.

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
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank made a one-time permanent election to exclude these items.
Finally, the Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the prior four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.
Management believes that as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
In September of 2014, the federal banking agencies approved final rules implementing the LCR for advanced approach banking organizations (defined as banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended ("FDIA"), requires the federal banking agencies to take "prompt corrective action" for depository institutions that do not meet the minimum capital requirements. The FDIA includes the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend on how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the CET1 capital ratio, and the leverage ratio.
A bank will be:

•
"Well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•
"Adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized."

•
"Undercapitalized" if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%.

•
"Significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.

•	"Critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2015, the Bank was "well capitalized" based on its ratios as defined above.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan and must also provide appropriate assurances of performance for a plan to be acceptable. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to the institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."
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
Volcker Rule
The so-called "Volcker Rule" issued under the Dodd-Frank Act, which became effective in July of 2015, restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Illinois Banking Law
The Illinois Banking Act ("IBA") governs the activities of the Bank as an Illinois state-chartered bank. Among other things, the IBA (i) defines the powers and permissible activities of an Illinois state-chartered bank, (ii) prescribes corporate governance standards, (iii) imposes approval requirements on merger and acquisition activity of Illinois state banks, (iv) prescribes lending limits, and (v) provides for the examination and supervision of state banks by the IDFPR. The Banking on Illinois Act ("BIA")

amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.
Dividends
The Company's primary source of liquidity is dividend payments from the Bank. In addition to requirements to maintain adequate capital above regulatory minimums, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under the IBA, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. While it continues its banking business, the Bank may not pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank's undivided profits; and a bank may not declare or pay a dividend if all dividends declared during the calendar year are greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.
Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. However, the Company is subject to other regulatory policies and requirements related to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve and the IDFPR are authorized to determine that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment under certain circumstances related to the financial condition of a bank or bank holding company. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends or common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition.
Bank holding companies and banks with average total consolidated assets greater than $10 billion must conduct an annual stress test of capital and consolidated earnings and losses. Capital ratios reflected in required stress test calculations will most likely be an important factor considered by the federal banking agencies in evaluating whether proposed payments of dividends or stock repurchases may be unsafe or unsound. In the event the Company or the Bank's assets equal or exceed $10 billion, the Company will be subject to these stress test requirements.
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
The FDIC utilizes a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings. For deposit insurance assessment purposes, an insured depository institution is placed into one of the four risk categories each quarter. An institution's assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.
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
In October of 2015, the FDIC proposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. If imposed, this would result in increased costs for the Bank should it surpass $10 billion in assets. Because of the uncertainty as to the outcome of the FDIC's proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.
Employee Incentive Compensation
In 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under these rules, financial organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk; (ii) are compatible with effective controls and risk management; and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
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
Cybersecurity
In March of 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.
In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and store sensitive data. The Company employs an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, the Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company's defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date the Company has not experienced a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet and mobile banking and other technology-based products and services, by the Company and its customers. See Item 1A, "Risk Factors" for further discussion related to cybersecurity risks.
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

AVAILABLE INFORMATION
We file annual, quarterly, and current reports; proxy statements; and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Restated Certificate of Incorporation.

•	Amended and Restated By-Laws.

•	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees.

•	Related Person Transaction Policies and Procedures.

•	Corporate Governance Guidelines.

•	Code of Ethics and Standards of Conduct (the "Code"), which governs our directors, officers, and employees.

•	Code of Ethics for Senior Financial Officers.
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
Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Suite 1500, Itasca, Illinois 60143, attention: Corporate Secretary. The Company's Investor Relations Department can be contacted by telephone at (630) 875-7533 or by e-mail at investor.relations@firstmidwest.com.
ITEM 1A. RISK FACTORS
An investment in the Company is subject to risks inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's business, financial condition, and results of operations could be adversely affected, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.
Risks Related to the Company's Business
Interest Rate and Credit Risks
The Company is subject to interest rate risk.
The Company's earnings and cash flows largely depend on its net interest income. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it pays on deposits and borrowings. These changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it implements effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Net Interest Income" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to the Company's management of interest rate risk.
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
As of December 31, 2015, the Company's loan portfolio, excluding covered loans, consisted of 83.9% of corporate loans, the majority of which were secured by commercial real estate, and 16.1% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
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
In determining the value of OREO properties and other loan collateral, an orderly disposition of the property is generally assumed, except where a different disposition strategy is expected. The disposition strategy (e.g., "as-is", "orderly liquidation", or "forced liquidation") the Company has in place for a non-performing loan will determine the appraised value it uses. Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.
In response to market conditions and other economic factors, the Company may utilize sale strategies other than orderly dispositions as part of its disposition strategy, such as immediate liquidation sales. In this event, the net proceeds realized could differ significantly from estimates used to determine the fair value of the properties as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition. This could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2015, the Company's subsidiaries had deposits and other liabilities of $8.5 billion.
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
The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. The Company invests in security and controls to prevent and mitigate incidents. Although the Company has not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.
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
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services, that enhance customer convenience and that create additional efficiencies in the Company's operations. Many of the Company's competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services, or do so as quickly as its competitors, which could reduce its ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition, and results of operations.
New lines of business or new products and services, may subject the Company to additional risks.
From time to time, the Company may implement new lines of business or offer new products or services, within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company's estimate of fair values for its investments may not be realizable if it were to sell these securities today.
The Company's securities available-for-sale are carried at fair value. Accounting standards require the Company to disclose these securities according to a fair value hierarchy. Approximately 1% of the Company's securities available-for-sale were categorized in level 1 of the fair value hierarchy. Over 96% of the Company's securities available-for-sale were categorized in level 2 of the fair value hierarchy and the remaining securities were categorized as level 3. See Note 22 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.
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
Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value as of December 31, 2015, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's securities available-for-sale would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.
As of December 31, 2015, the Company had $339.3 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
External Risks
The Company operates in a highly competitive industry and market area.
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes; further illiquidity in the credit markets; and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than the Company can offer.
The Company's ability to compete successfully depends on a number of factors, including:

•	Developing, maintaining, and building long-term customer relationships.

•	Expanding the Company's market position.

•	Offering products and services, at prices and with the features that meet customers' needs and demands.

•	Introducing new products and services.

•	Maintaining a satisfactory level of customer service.

•	Anticipating and adjusting to changes in industry and general economic trends.

•	Continued development and support of internet-based services.
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
In recent years, the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession from which it is slowly recovering. Business growth across a wide range of industries and regions in the United States remains reduced, and local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Periods of increased volatility in financial and other markets, such as those experienced recently with regard to oil and other commodity prices and current rates, concerns over European sovereign debt risk, China, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.
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
Legal/Compliance Risks
The Company and the Bank are subject to extensive government regulation and supervision.
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
Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial products and services, the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial products and services. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
The Company and the Bank will be subject to heightened regulatory requirements if they exceed $10 billion in total consolidated assets.
As of December 31, 2015, the Company and the Bank had approximately $9.7 billion in total consolidated assets. The Company and the Bank may exceed $10 billion in total consolidated assets in the future if they continue to grow. Any additional acquisitions could significantly accelerate the time when the Company and the Bank exceed this threshold.
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total consolidated assets, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total consolidated assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact the Company's and the Bank's businesses.
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
Under the final rule, which is currently subject to litigation, the maximum permissible interchange fee that a debit card issuer may receive for an electronic debit transaction is 21 cents plus an amount equal to five basis points of the transaction value. In addition, under an interim final rule issued concurrently with the final rule, an additional one cent per transaction "fraud prevention adjustment" to the interchange fee is available to those issuers that comply with certain standards outlined by the Federal Reserve.
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
The Company strategically looks to acquire whole banks, branches of other banks, and non-banking organizations. The Company has recently been active in the merger and acquisitions market and may consider future acquisitions of institutions to supplement internal growth opportunities, as permitted by regulators. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, branches, or non-banks involves potential risks that could have a material adverse impact on the Company's business, financial condition, and results of operations, including:

•	Exposure to unknown or contingent liabilities of acquired institutions.

•	Disruption of the Company's business.

•	Loss of key employees and customers of acquired institutions.

•	Short-term decreases in profitability.

•	Diversion of management's time and attention.

•	Issues arising during transition and integration.

•	Dilution in the ownership percentage of holders of the Company's Common Stock.

•	Difficulty in estimating the value of the target company.

•	Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long-term.

•	Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts.

•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.

•	Changes in banking or tax laws or regulations that could impair or eliminate the expected benefits of merger and acquisition activities.
From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, banking regulators may restrict the Company from making acquisitions. See "Growth and Acquisitions" and "Supervision and Regulation" in Item 1, "Business," of this Form 10-K for additional detail and further discussion of these matters.
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
The Company has completed four FDIC-assisted transactions. In three of those transactions, residential mortgage loans and OREO continue to be covered by FDIC Agreements, under which the FDIC will reimburse the Bank for a portion of the losses and eligible expenses arising from certain assets of the acquired institutions. The FDIC Agreements have specific and detailed compliance, servicing, notification, and reporting requirements. Non-compliance with the terms of the FDIC Agreements could result in the loss of reimbursement on individual loans, large pools of loans, or OREO and could result in material losses that adversely affect the Company's business or financial condition.

The valuations of acquired loans and OREO, including those acquired in FDIC-assisted transactions and the related FDIC indemnification asset, rely on estimates that may be inaccurate.
The Company performs a valuation of acquired loans and OREO. Although management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans associated with these transactions, its estimates of the fair value of assets acquired could be inaccurate. Valuing these assets using inaccurate assumptions could materially and adversely affect the Company's business, financial condition, and results of operations.
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
Stock price volatility may make it more difficult for you to resell your Common Stock when you want and at prices you find attractive. The Company's Common Stock price can fluctuate significantly in response to a variety of factors including:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions, such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company's Common Stock price to decrease regardless of operating results.

The trading volume in the Company's Common Stock is less than that of other, larger financial services institutions.
Although the Company's Common Stock is listed for trading on the NASDAQ Stock Market, its trading volume may be less than that of other, larger financial services institutions. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. During any period of lower trading volume of the Company's Common Stock, significant sales of shares of the Company's Common Stock, or the expectation of these sales could cause the Company's Common Stock price to fall.
The Company's Restated Certificate of Incorporation and Amended and Restated By-laws, as well as certain banking laws, may have an anti-takeover effect.
Provisions of the Company's Restated Certificate of Incorporation and Amended and Restated By-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company's stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's Common Stock.
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
The Company's fourth quarter 2015 cash dividend was $0.09 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of the Company are located at One Pierce Place, Itasca, Illinois, and are leased from an unaffiliated third party. The Company conducts business through 107 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. The majority, approximately 80%, of the Company's banking locations are owned and 20% are leased.
The Company owns 138 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2015, there were 2,031 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that did not exchange their stock).

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$19.81	$19.52	$19.53	$17.84	$17.99	$17.77	$18.19	$17.83
Low	16.56	16.72	16.89	15.34	15.01	15.64	15.49	15.36
Cash dividends declared per common share	0.09	0.09	0.09	0.09	0.08	0.08	0.08	0.07
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
A discussion regarding the regulatory restrictions applicable to the Bank's ability to pay dividends to the Company is included in the "Supervision and Regulation – Dividends" and "Risk Factors – Risks Associated with the Company's Common Stock" sections in Items 1 and 1A, respectively, of this Form 10-K.
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
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, and the NASDAQ Banks (1)

	2010	2011	2012	2013	2014	2015
First Midwest Bancorp, Inc.	$100.00	$88.30	$109.50	$154.92	$154.00	$169.22
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Banks	100.00	90.68	104.29	147.41	153.18	166.77

(1)	Assumes $100 invested on December 31, 2010 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2015. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of December 31, 2015. The repurchase program has no set expiration or termination date.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2015	1,095	$17.47	—	2,487,947
November 1 – November 30, 2015	—	—	—	2,487,947
December 1 – December 31, 2015	985	18.55	—	2,487,947
Total	2,080	$17.98	—

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

Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2015 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the years ended December 31,
	2015	2014	2013	2012	2011
Operating Results (Amounts in thousands, except per share data)
Net income (loss)	$82,064	$69,306	$79,306	$(21,054)	$36,563
Net income (loss) applicable to common shares	81,182	68,470	78,199	(20,748)	25,437
Per Common Share Data
Basic earnings (loss) per common share	$1.05	$0.92	$1.06	$(0.28)	$0.35
Diluted earnings (loss) per common share	1.05	0.92	1.06	(0.28)	0.35
Common dividends declared	0.36	0.31	0.16	0.04	0.04
Book value at year end	14.70	14.17	13.34	12.57	12.93
Market price at year end	18.43	17.11	17.53	12.52	10.13
Performance Ratios
Return on average common equity	7.17%	6.56%	8.04%	(2.14)%	2.69%
Return on average tangible common equity (1)	10.44%	9.32%	11.29%	(3.07)%	3.86%
Return on average assets	0.85%	0.80%	0.96%	(0.26)%	0.45%
Tax-equivalent net interest margin	3.68%	3.69%	3.68%	3.86%	4.04%
Non-performing loans to total loans (2)	0.45%	0.92%	1.14%	1.80%	3.86%
Non-performing assets to total loans plus OREO (2)	0.86%	1.37%	2.13%	2.68%	4.85%

	As of or for the years ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Highlights (Amounts in thousands)
Total assets	$9,732,676	$9,445,139	$8,253,407	$8,099,839	$7,973,594
Total loans	7,161,715	6,736,853	5,714,360	5,387,570	5,348,615
Deposits	8,097,738	7,887,758	6,766,101	6,672,255	6,479,175
Senior and subordinated debt	201,208	200,869	190,932	214,779	252,153
Long-term portion of Federal Home Loan Bank ("FHLB") advances	—	—	114,550	114,581	75,000
Stockholders' equity	1,146,268	1,100,775	1,001,442	940,893	962,587
Financial Ratios
Allowance for credit losses to total loans	1.05%	1.11%	1.52%	1.91%	2.28%
Net loan charge-offs to average loans	0.29%	0.52%	0.55%	3.26%	1.91%
Total capital to risk-weighted assets (3)	11.15%	11.23%	12.39%	11.90%	13.68%
Tier 1 capital to risk-weighted assets (3)	10.28%	10.19%	10.91%	10.28%	11.61%
Tier 1 common capital to risk-weighted assets (3)	9.73%	N/M	N/M	N/M	N/M
Tier 1 leverage to average assets (3)	9.40%	9.03%	9.18%	8.40%	9.28%
Tangible common equity to tangible assets	8.59%	8.41%	9.09%	8.44%	8.83%
Dividend payout ratio	34.29%	33.70%	15.09%	N/M	11.43%
Average equity to average assets ratio	11.67%	12.03%	11.74%	11.93%	13.72%
N/M – Not meaningful.

(1)
See the "Performance Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K for detail regarding the calculation of this performance metric.

(2)
Due to the protection provided by the FDIC Agreements, covered loans and covered OREO are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

(3)
Basel III Capital Rules, which became effective for the Company on January 1, 2015, revised the risk-based capital requirements and introduced a new capital measure, Tier 1 common capital to risk-weighted assets. As a result, ratios as of December 31, 2015 are computed using the new rules and ratios as of December 31, 2014 and before are computed using the regulatory guidance applicable at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 107 banking locations. Our principal subsidiary is First Midwest Bank, which provides a broad range of banking, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2015 and Consolidated Statements of Financial Condition as of December 31, 2015 and 2014. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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

•	Net Interest Margin – Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.

•	Noninterest Income – Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI") and other income, and non-operating revenues.

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

•
Regulatory Capital – Our regulatory capital is classified in one of the following tiers: (i) CET1, which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets, (ii) Tier 1 capital, which consists of CET1 and qualifying trust preferred securities and the remaining portion of disallowed deferred tax assets, and (iii) Tier 2 capital, which includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

A quarterly summary of operations for the years ended December 31, 2015 and 2014 is included in the section of this Item 7 titled "Quarterly Earnings."
Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," "continue," "look forward," "assume," and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, including First Midwest's proposed acquisition of NI Bancshares, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties, and assumptions. These risks, uncertainties, and assumptions include, among other things, the following:

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
For a further discussion of these risks, uncertainties and assumptions, you should refer to the section entitled "Risk Factors" in Item 1A in this report, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our subsequent filings made with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION
The Company's accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These include, but are not limited to, earnings per share, excluding property valuation adjustments and/or acquisition and integration related expenses, total non-interest expense, excluding property valuation adjustments and/or acquisition and integration related expenses, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, the efficiency ratio, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-

weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
PERFORMANCE OVERVIEW
Acquisitions
On November 12, 2015, the Company entered into a definitive agreement to acquire NI Bancshares, the holding company for The National Bank & Trust Company of Syamore. As part of the acquisition, the Company will acquire ten banking offices in northern Illinois, approximately $415 million in loans, $600 million in deposits, and over $700 million in trust assets under management. The Company received approval for this acquisition from the Federal Reserve and the Illinois Department of Professional Regulation in January of 2016. The acquisition is expected to close and the operating systems converted late in the first quarter of 2016, subject to approval by the stockholders of NI Bancshares and customary closing conditions.
On December 3, 2015, the Company completed the Peoples acquisition. As part of the acquisition, the Company acquired two banking offices in Arlington Heights, Illinois, $53.9 million in loans, and $91.8 million in deposits. The conversion of operating systems concluded on December 7, 2015.
On August 8, 2014, the Bank completed the Popular acquisition which included twelve full-service retail banking offices and Popular's small business and middle market commercial lending activities in the Chicago metropolitan area. The Bank acquired $549.4 million in loans and $731.9 million in deposits. The conversion of operating systems concluded on August 11, 2014.
On December 2, 2014, the Company completed the Great Lakes acquisition. As part of the transaction, the Company acquired seven full-service retail banking offices, one drive-up location, $223.2 million in loans, and $464.3 million in deposits. The conversion of operating systems concluded on December 8, 2014.
On September 26, 2014, the Bank completed the acquisition of National Machine Tool, now known as FMEF, which provides equipment leasing and commercial financing alternatives to traditional bank financing.
For additional detail regarding these acquisitions, see Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Strategic Branch Initiatives
On January 15, 2016, the Company announced strategic branch initiatives to enhance its customer experience, branch network, and operating efficiency. Based on the Company's ongoing analysis of its existing distribution network as well as customer preference and usage patterns, the Company will open a full service branch in the attractive Naperville, Illinois and downtown Chicago markets during the first quarter of 2016, consolidate four existing branches into nearby operating locations, and sell twelve closed branches and seven parcels of land previously purchased for expansion.
The orderly execution of these plans over the near term will result in an annual pre-tax reduction of ongoing operating costs of approximately $3.6 million, 60% of which the Company expects to realize in 2016. In furtherance of these initiatives, First Midwest recorded a pre-tax, non-cash valuation adjustment of $8.6 million, or $0.07 per share after tax, as of December 31, 2015 for those properties designated for sale.

Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Operating Results
Interest income	$335,984	$299,864	$287,247
Interest expense	24,386	23,012	27,115
Net interest income	311,598	276,852	260,132
Provision for loan and covered loan losses	21,152	19,168	16,257
Noninterest income	136,581	126,618	140,883
Noninterest expense	307,216	283,826	256,737
Income before income tax expense	119,811	100,476	128,021
Income tax expense	37,747	31,170	48,715
Net income	$82,064	$69,306	$79,306
Weighted-average diluted common shares outstanding	77,072	74,496	73,994
Diluted earnings per common share	$1.05	$0.92	$1.06
Performance Ratios
Return on average common equity	7.17%	6.56%	8.04%
Return on average tangible common equity (1)	10.44%	9.32%	11.29%
Return on average assets	0.85%	0.80%	0.96%
Tax-equivalent net interest margin (2)	3.68%	3.69%	3.68%
Efficiency ratio (3)	63.61%	64.57%	64.19%

(1)
Return on average tangible common equity expresses net income available to common stockholders excluding intangibles amortization expense, net of tax, as a percentage of tangible common equity ("TCE"). Intangibles amortization expense, net of tax, totaled $2.4 million, $1.7 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. TCE represents common stockholders' equity less average goodwill and average identifiable intangible assets. See the "Management of Capital" section of this Item 7 for the detailed calculation of TCE.

(2)	See the section of this Item 7 titled "Earnings Performance" below for the calculation of this metric.

(3)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. In addition, property valuation adjustments of $8.6 million and acquisition and integration related expenses of $1.4 million are excluded from the efficiency ratio for 2015. For 2014, acquisition and integration related expenses of $13.9 million are excluded from the efficiency ratio.

	As of December 31,
	2015	2014	$ Change	% Change
Balance Sheet Highlights
Total assets	$9,732,676	$9,445,139	$287,537	3.0
Total loans, excluding covered loans	7,130,940	6,657,418	473,522	7.1
Total loans, including covered loans	7,161,715	6,736,853	424,862	6.3
Total deposits	8,097,738	7,887,758	209,980	2.7
Core deposits	6,944,272	6,616,200	328,072	5.0
Loans-to-deposits	88.4%	85.4%
Core deposits to total deposits	85.8%	83.9%

	As of December 31,
	2015	2014	$ Change	% Change
Asset Quality Highlights (1)
Non-accrual loans	$28,875	$59,971	$(31,096)	(51.9)
90 days or more past due loans (still accruing interest)	2,883	1,173	1,710	145.8
Total non-performing loans	31,758	61,144	(29,386)	(48.1)
Accruing trouble debt restructurings ("TDRs")	2,743	3,704	(961)	(25.9)
OREO	27,349	26,898	451	1.7
Total non-performing assets	$61,850	$91,746	$(29,896)	(32.6)
30-89 days past due loans (still accruing interest)	$16,329	$20,073	$(3,744)	(18.7)
Non-performing assets to loans plus OREO	0.86%	1.37%
Allowance for Credit Losses
Allowance for credit losses	$74,855	$74,510	$345	0.5
Allowance for credit losses to total loans (2)	1.05%	1.11%
Allowance for credit losses to non-accrual loans (1)	253.57%	112.19%

(1)
These amounts and ratios exclude loans and OREO acquired through the Company's FDIC-assisted transactions subject to loss sharing agreements ("covered loans" and "covered OREO"). For a discussion of covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Asset quality, including covered loans and covered OREO, is included in the section of this Item 7 titled "Loan Portfolio and Credit Quality" below.

(2)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are acquired loans, which totaled $542.2 million and $718.3 million as of December 31, 2015 and 2014, respectively. These loans have an allowance for loan loss of $1.6 million as of December 31, 2015. In addition, there is a remaining acquisition adjustment of $17.7 million and $24.7 million as of December 31, 2015 and 2014, respectively. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

Performance Overview for 2015 Compared with 2014
Net income for 2015 was $82.1 million, or $1.05 per share, compared to net income of $69.3 million, or $0.92 per share, for 2014. Financial results for 2015 and 2014 were impacted by property valuation adjustments related to strategic branch initiatives and acquisition and integration related expenses associated with completed and pending transactions. Earnings per share was $1.13 for 2015, excluding the valuation adjustments and acquisition and integration related expenses, and $1.03 for 2014, excluding acquisition and integration related expenses. The increase in net income and earnings per share reflects the benefit of the acquisitions completed during the second half of 2014, loan growth, increases in fee-based revenues, improved credit quality, and controlled expenses.
Tax-equivalent net interest margin was 3.68% for 2015 compared to 3.69% for 2014 despite the continued shift in the loan mix to floating rate loans, a rise in other interest-earning assets, and lower accretion on covered loans, which was offset by greater accretion on acquired loans related to the 2014 acquisitions and interest rate swaps.
Total noninterest income was $136.6 million for 2015 compared to $126.6 million for 2014. Total fee-based revenues increased 14.6% for 2015 compared to 2014, driven mainly by services provided to customers added in the 2014 acquisitions and continued growth in wealth management fees, mortgage banking income, and capital market products.
Total noninterest expense was $307.2 million for 2015, increasing 8.2% compared to 2014. Excluding property valuation adjustments from 2015 and acquisition and integration related expenses from 2015 and 2014, total noninterest expense was $297.2 million for 2015, increasing by $27.3 million, or 10.1%, from 2014. This increase is primarily the result of operating costs of the locations acquired in 2014.
A detailed discussion of net interest income and noninterest income and expense is presented in the following section of this Item 7 titled "Earnings Performance" below.
As of December 31, 2015 our securities available-for-sale portfolio totaled $1.3 billion, rising $119.6 million, or 10.1%, from December 31, 2014. Current year growth reflects the redeployment of cash and cash equivalents into purchases of certain securities as well as $41.5 million in securities acquired in the Peoples acquisition. For a detailed discussion of our securities portfolio, see the section of this Item 7 titled "Investment Portfolio Management" below.

Total loans, excluding covered loans, of $7.1 billion as of December 31, 2015 reflects growth of $473.5 million, or 7.1%, from December 31, 2014. This growth was driven primarily by strong sales production of the corporate lending teams and growth in consumer loans. The Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans. Corporate loan growth primarily reflects the continued expansion into select sector-based lending areas such as leasing, healthcare, asset-based lending, and structured finance. The increase in consumer loans was driven by the addition of home equity loans, growth in 1-4 family mortgage loans, and expansion of the Company's web-based installment program.
As of December 31, 2015, non-performing assets, excluding covered loans and covered OREO, decreased by $29.9 million, or 32.6%, from December 31, 2014. Non-performing assets, excluding covered loans and covered OREO, represented 0.86% of total loans plus OREO as of December 31, 2015 compared to 1.37% as of December 31, 2014 and 2.13% as of December 31, 2013.
For a detailed discussion of our loan portfolio and credit quality, see the section of this Item 7 titled "Loan Portfolio and Credit Quality" below.
Total average funding sources of $8.4 billion for 2015 increased $899.4 million from 2014, due primarily to the full year impact of deposits assumed in the Popular and Great Lakes acquisitions. Growth in average demand deposits of $341.3 million, or 16.0%, from 2014, led the rise in average core deposits. For a detailed discussion of our funding sources see the section of this Item 7 titled "Funding and Liquidity Management" below.
Performance Overview for 2014 Compared with 2013
Net income for 2014 was $69.3 million, or $0.92 per share, compared to $79.3 million, or $1.06 per share, for 2013. The reduction in earnings per share was driven primarily by acquisition and integration related expenses of $13.9 million related to the Popular, National Machine Tool, and Great Lakes acquisitions. Excluding these acquisition and integration related expenses, earnings per share was $1.03 for the year ended December 31, 2014. In addition, net income for 2013 was impacted by certain significant transactions, including a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million non-deductible write-down of the cash surrender values ("CSV") of certain BOLI policies. Excluding these transactions, 2013 earnings per share was $0.90.
Tax-equivalent net interest margin of 3.69% for 2014 increased by one basis point from 2013 despite continued pressure on loan margins and investment portfolio yields as we improved the mix of earning assets and liabilities through organic loan growth and acquisitions, employed certain loan hedging strategies, and prepaid $114.6 million of FHLB advances.
Total noninterest income was $126.6 million for 2014 compared to $140.9 million for 2013. Total fee-based revenues were $111.1 million, increasing 4.5% compared to 2013. Total noninterest income was elevated in 2013 driven primarily by certain significant transactions, including a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million non-deductible write-down of the CSV of certain BOLI policies.
Total noninterest expense increased 10.6% compared to 2013, due primarily to $13.9 million in acquisition and integration related expenses and approximately $5.5 million in recurring costs associated with operating the newly acquired locations. The conversion and integration of these transactions was substantially complete as of December 31, 2014, with certain remaining efficiencies implemented in the first half of 2015.
As of December 31, 2014, our securities available-for-sale portfolio totaled $1.2 billion, rising 6.7% from December 31, 2013. The addition of $219.3 million of securities acquired in the Great Lakes transaction was substantially offset by maturities, calls, and prepayments during 2014.
Total loans, excluding covered loans, of $6.7 billion as of December 31, 2014 reflected growth of $1.1 billion, or 19.3%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans, excluding covered loans, grew $359.2 million, or 6.4%, from December 31, 2013. This growth was driven by solid performance from our legacy sales platform and the continued impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.
As of December 31, 2014, non-performing assets, excluding covered loans and covered OREO, declined by 23.4% compared to December 31, 2013. The continued improvement in non-performing assets and the related credit metrics reflects management's ongoing commitment to credit remediation.
Average funding sources for 2014 increased $330.2 million compared to the year ended December 31, 2013, driven primarily by deposits assumed in the Popular and Great Lakes acquisitions which further strengthened our core deposit base. Growth in average demand deposits of $248.5 million, or 13.2%, from December 31, 2014 led the rise in average core deposits and more than offset the reduction in higher-costing time deposits, borrowed funds, and senior and subordinated debt.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2015, 2014, and 2013, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Other interest-earning assets	$650,450	$2,089	0.32	$543,056	$1,591	0.29	$633,050	$1,819	0.29
Securities:
Trading - taxable	17,941	184	1.03	17,964	174	0.97	15,526	161	1.04
Investment securities - taxable	795,281	18,082	2.27	649,161	14,516	2.24	713,237	12,249	1.72
Investment securities - nontaxable (1)	399,471	21,351	5.34	461,571	25,705	5.57	510,412	28,636	5.61
Total securities	1,212,693	39,617	3.27	1,128,696	40,395	3.58	1,239,175	41,046	3.31
FHLB and Federal Reserve Bank stock	38,564	1,465	3.80	35,622	1,366	3.83	39,593	1,346	3.40
Loans (1)(2)(3)	6,865,157	303,492	4.42	6,121,326	268,249	4.38	5,498,788	255,333	4.64
Total interest-earning assets (1)(2)	8,766,864	346,663	3.95	7,828,700	311,601	3.98	7,410,606	299,544	4.04
Cash and due from banks	130,525			120,358			121,564
Allowance for loan and covered loan losses	(74,028)			(79,482)			(95,698)
Other assets	878,690			808,136			841,967
Total assets	$9,702,051			$8,677,712			$8,278,439
Liabilities and Stockholders' Equity:
Savings deposits	$1,463,168	1,073	0.07	$1,222,292	904	0.07	$1,126,561	844	0.07
NOW accounts	1,390,616	691	0.05	1,243,186	673	0.05	1,170,928	676	0.06
Money market deposits	1,561,432	1,920	0.12	1,392,367	1,784	0.13	1,306,625	1,735	0.13
Total interest-bearing core deposits	4,415,216	3,684	0.08	3,857,845	3,361	0.09	3,604,114	3,255	0.09
Time deposits	1,201,848	5,843	0.49	1,211,882	7,016	0.58	1,306,888	8,646	0.66
Total interest-bearing deposits	5,617,064	9,527	0.17	5,069,727	10,377	0.20	4,911,002	11,901	0.24
Borrowed funds	151,032	2,314	1.53	149,559	573	0.38	205,461	1,607	0.78
Senior and subordinated debt	201,041	12,545	6.24	191,776	12,062	6.29	212,896	13,607	6.39
Total interest-bearing liabilities	5,969,137	24,386	0.41	5,411,062	23,012	0.43	5,329,359	27,115	0.51
Demand deposits	2,479,072			2,137,778			1,889,247
Other liabilities	121,784			85,306			87,550
Stockholders' equity - common	1,132,058			1,043,566			972,283
Total liabilities and stockholders' equity	$9,702,051			$8,677,712			$8,278,439
Tax-equivalent net interest income/margin (1)		322,277	3.68		288,589	3.69		272,429	3.68
Tax-equivalent adjustment		(10,679)			(11,737)			(12,297)
Net interest income (GAAP)		$311,598			$276,852			$260,132

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)
Non-accrual loans, including covered loans, which totaled $29.4 million as of December 31, 2015, $66.2 million as of December 31, 2014, and $80.7 million as of December 31, 2013, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 7 titled "Non-Performing Asset and Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

2015 Compared to 2014
Total average interest-earning assets were $8.8 billion for 2015, an increase of $938.2 million, or 12.0%, from 2014, which reflects loan growth, the full impact of the acquisitions completed during the second half of 2014, and the Peoples acquisition completed during the fourth quarter of 2015.
Compared to 2014, total average interest-bearing liabilities increased by $558.1 million, or 10.3%, during 2015. Growth in core deposits and the increase in senior and subordinated debt was due primarily to acquisition activity.
Tax-equivalent net interest margin was 3.68% for 2015, decreasing one basis point from 2014. The decline was due primarily to a rise in other interest-earning assets, lower accretion on covered loans, and the continued shift in the loan mix to floating rate loans, which was substantially offset by greater accretion on acquired loans and interest rate swaps.
Tax-equivalent net interest income was $322.3 million for 2015 compared to $288.6 million for 2014, an increase of 11.7%. This increase was driven primarily by the 2014 acquisitions and organic loan growth. Acquired loan accretion related to the 2014 acquisitions contributed $9.0 million and $1.9 million to net interest income for 2015 and 2014, respectively. This acquired loan accretion includes accelerated accretion on purchased credit impaired ("PCI") loans of $2.6 million for 2015. There was no accelerated acquired loan accretion in 2014.
2014 Compared to 2013
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
Tax-equivalent net interest margin was 3.69%, increasing one basis point from 2013 despite continued pressure on loan margins and investment portfolio yields as we improved the mix of earning assets and liabilities through organic loan growth and acquisitions, employed certain loan hedging strategies, and prepaid FHLB advances.
Tax-equivalent net interest income was $288.6 million for 2014 compared to $272.4 million for 2013, an increase of 5.9%. Interest income rose $12.1 million from 2013, due primarily to strong loan growth, which more than offset the decline in loan yields, lower levels of income on covered loans, and a decrease in the interest income on investment securities. The decline in interest expense of $4.1 million was driven by growth in lower-costing interest-bearing core deposits and the continued reduction of higher-costing time deposits, borrowed funds, and senior and subordinated debt. Net accretion resulting from the fair value adjustments on acquired assets and assumed liabilities offset lower levels of interest earned on covered loans.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2015 compared to 2014			2014 compared to 2013
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$335	$163	$498	$(265)	$37	$(228)
Securities:
Trading – taxable	—	10	10	23	(10)	13
Investment securities – taxable	3,318	248	3,566	(959)	3,226	2,267
Investment securities – nontaxable (2)	(3,351)	(1,003)	(4,354)	(2,721)	(210)	(2,931)
Total securities	(33)	(745)	(778)	(3,657)	3,006	(651)
FHLB and Federal Reserve Bank stock	112	(13)	99	(73)	93	20
Loans (2)(3)	31,929	3,314	35,243	22,638	(9,722)	12,916
Total interest income (2)	32,343	2,719	35,062	18,643	(6,586)	12,057
Savings deposits	177	(8)	169	71	(11)	60
NOW accounts	58	(40)	18	39	(42)	(3)
Money market deposits	204	(68)	136	105	(56)	49
Total interest-bearing core deposits	439	(116)	323	215	(109)	106
Time deposits	(58)	(1,115)	(1,173)	(600)	(1,030)	(1,630)
Total interest-bearing deposits	381	(1,231)	(850)	(385)	(1,139)	(1,524)
Borrowed funds	6	1,735	1,741	(359)	(675)	(1,034)
Senior and subordinated debt	577	(94)	483	(1,331)	(214)	(1,545)
Total interest expense	964	410	1,374	(2,075)	(2,028)	(4,103)
Net interest income (2)	$31,379	$2,309	$33,688	$20,718	$(4,558)	$16,160

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2015 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Service charges on deposit accounts	$39,979	$36,910	$36,526	8.3	1.1
Wealth management fees	29,162	26,474	24,185	10.2	9.5
Card-based fees (1)	26,984	24,340	21,649	10.9	12.4
Merchant servicing fees	11,739	11,260	10,953	4.3	2.8
Mortgage banking income	5,741	4,011	5,306	43.1	(24.4)
Other service charges, commissions, and fees	13,654	8,086	7,663	68.9	5.5
Total fee-based revenues	127,259	111,081	106,282	14.6	4.5
BOLI income (loss)	4,185	2,873	(11,844)	45.7	N/M
Net securities gains (2)	2,373	8,097	34,164	(70.7)	(76.3)
Other income (3)(4)	2,472	2,672	5,486	(7.5)	(51.3)
Gains on sales of properties (3)	292	3,954	—	(92.6)	N/M
Loss on early extinguishment of debt (3)	—	(2,059)	(1,034)	N/M	99.1
Gain on termination of FHLB forward commitments	—	—	7,829	—	N/M
Total noninterest income	$136,581	$126,618	$140,883	7.9	(10.1)
N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)	For a discussion of this item, see the section of this Item 7 titled "Investment Portfolio Management."

(3)	These items are included in other income in the Consolidated Statements of Income.

(4)	Other income consists primarily of safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
2015 Compared to 2014
Total noninterest income was $136.6 million for 2015, increasing 7.9% from 2014. Total fee-based revenues were $127.3 million, rising 14.6% compared to 2014, reflecting growth across all categories.
Service charges on deposit accounts and card-based fees increased by 8.3% and 10.9%, respectively, resulting from growth in treasury management services, higher transaction volumes, and services provided to customers added in the 2014 acquisitions.
Growth in wealth management fees of 10.2% reflects continued sales of fiduciary and investment advisory services to new and existing customers and an overall increase in assets under management to $7.5 billion, a rise of $206.9 million, or 2.9%, from 2014.
The increase in mortgage banking income during 2015 was due primarily to sales of $180.0 million of 1-4 family mortgage loans in the secondary market compared to sales of $144.9 million during 2014.
During 2015, fee income generated from sales of capital market products to commercial clients and sales of lease contracts drove the increase in other service charges, commissions, and fees. Gains on sales of lease contracts generated by FMEF totaled $1.6 million during 2015, compared to $327,000 during 2014. In addition, the Company has retained leases within the loan portfolio of $104.4 million as of December 31, 2015, up from $23.0 million as of December 31, 2014.
The rise in BOLI income from 2014 was impacted by policies acquired in the 2014 acquisitions and the redeployment of certain investments into higher yielding funds.
We completed the disposition of one branch property at a pre-tax gain of $292,000 during 2015 and two branch properties for a total pre-tax gain of $4.0 million during 2014.
The loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances during 2014.

2014 Compared to 2013
Total noninterest income was $126.6 million for 2014, decreasing 10.1% from 2013. Total fee-based revenues were $111.1 million, increasing 4.5% compared to 2013. Total noninterest income during 2013 included a $34.0 million gain on the sale of an equity investment and a $7.8 million gain on the termination of two FHLB forward commitments, offset in part by a $13.3 million write-down of the cash surrender value of certain BOLI policies.
Service charges on deposit accounts were in line with 2013, as charges for services to new customers acquired in the Popular and Great Lakes transactions offset the continued decline in revenue from non-sufficient funds transactions.
Growth in wealth management fees reflects new customer relationships and an overall increase in assets under management.
The rise in card-based fees mainly reflects higher transaction volumes along with incentives from a renewed vendor contract.
During 2014, we sold $144.9 million of 1-4 family mortgage loans in the secondary market compared to sales of $147.4 million during 2013. Lower market pricing contributed to the decline in mortgage banking income compared to 2013.
Gains realized on the sale of certain equipment leasing contracts and check printing fees drove the increase in other service charges, commissions, and fees, which were partially offset by a decrease in sales of capital market products to commercial clients. The sales of leasing contracts were generated from a new commercial product offering introduced with the National Machine Tool acquisition.
During 2014, we completed the disposition of two branch properties at pre-tax gains of $4.0 million as part of multi-year efforts to optimize our retail distribution.
Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2015 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Salaries and employee benefits:
Salaries and wages	$133,739	$116,578	$112,631	14.7	3.5
Retirement and other employee benefits	31,852	27,245	26,119	16.9	4.3
Total salaries and employee benefits	165,591	143,823	138,750	15.1	3.7
Net occupancy and equipment expense	38,720	35,181	31,832	10.1	10.5
Professional services	22,720	23,436	21,922	(3.1)	6.9
Technology and related costs	14,581	12,875	11,335	13.3	13.6
Merchant card expense	9,886	9,195	8,780	7.5	4.7
Advertising and promotions	7,606	8,159	7,754	(6.8)	5.2
FDIC premiums	6,017	5,824	6,438	3.3	(9.5)
Net OREO expense	5,281	7,075	8,547	(25.4)	(17.2)
Cardholder expenses	5,243	4,251	4,021	23.3	5.7
Other expenses (1)	21,601	20,135	15,858	7.3	27.0
Property valuation adjustments	8,581	—	—	N/M	—
Acquisition and integration related expenses	1,389	13,872	—	(90.0)	N/M
Adjusted amortization of FDIC indemnification asset (1)	—	—	1,500	—	N/M
Total noninterest expense	$307,216	$283,826	$256,737	8.2	10.6
N/M – Not meaningful.

(1)	These items are included in other expenses in the Consolidated Statements of Income.

2015 Compared to 2014
Excluding property valuation adjustments and acquisition and integration related expenses, total noninterest expense was $297.2 million for 2015, increasing by $27.3 million, or 10.1%, from 2014. This year-over-year increase was substantially due to the full year impact of staffing, occupancy, and processing costs related to the 2014 acquisitions, which included 21 additional locations, of which four have been closed. These costs occurred primarily within salaries and employee benefits, net occupancy and equipment expense, technology and related costs, cardholder expenses, and other expenses.
Apart from the increase due to the 2014 acquisitions, salaries and employee benefits increased from 2014 due to adding talent to expand the Company's sales efforts and support organizational growth. The expense related to the Company's defined benefit retirement plan for 2015 increased by $1.6 million from 2014 reflecting lower earnings on assets and higher lump sum distributions.
The reduction in professional services compared to 2014 was driven primarily by lower legal and loan remediation expenses and lower costs to service the Company's covered loan portfolio, partially offset by talent recruitment costs.
Net OREO expense decreased 25.4% compared to 2014, due primarily to lower valuation adjustments on OREO properties.
During the fourth quarter of 2015, property valuation adjustments of $8.6 million were recognized on twelve closed branches and seven parcels of land as part of the Company's strategic branch initiatives.
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
Recurring operating costs associated with the Popular, Great Lakes, and National Machine Tool locations were primarily concentrated in salaries and employee benefits, net occupancy and equipment expense, professional services, and other expenses. The conversion and integration of these transactions was substantially complete as of December 31, 2014, with certain remaining efficiencies implemented in the first half of 2015.
The increase in salaries and wages from 2013 reflects a rise in certain incentive compensation accruals and commissions due to growth and organizational needs as well as annual salary increases.
Retirement and other employee benefits increased from 2013 due to a rise in profit sharing expenses and higher premiums paid for employee insurance. A reduction in pension expense as a result of changes to the Company's defined benefit pension plan in 2013 partially offset these increases during 2014.
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
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Income before income tax expense	$119,811	$100,476	$128,021
Income tax expense:
Federal income tax expense	$30,572	$24,244	$36,316
State income tax expense	7,175	6,926	12,399
Total income tax expense	$37,747	$31,170	$48,715
Effective income tax rate	31.5%	31.0%	38.1%
Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income as well as state income taxes. State income tax expense and the related effective income tax rate are driven by both the amount of state tax-exempt income in relation to pre-tax income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.
The increases in income tax expense and the effective tax rate from 2014 to 2015 were due primarily to a rise in income subject to tax at statutory rates, partially offset by decreases in state statutory rates. The decrease in income tax expense and the effective tax rate from 2013 to 2014 resulted primarily from a decline in income subject to tax at statutory rates.
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
From time to time, we adjust the size and composition of our securities portfolio based on a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets. The following table provides a summary of our investment portfolio.

Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2015			2014			2013
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$17,000	$16,980	1.3	$—	$—	—	$—	$—	—
U.S. agency securities	86,461	86,643	6.6	30,297	30,431	2.6	500	500	—
Collateralized mortgage obligations ("CMOs")	695,198	687,185	52.6	538,882	534,156	45.0	490,962	475,768	42.8
Other Mortgage-backed securities ("MBSs")	152,481	153,530	11.8	155,443	159,765	13.4	135,097	136,164	12.2
Municipal securities	321,437	327,570	25.1	414,255	423,820	35.7	457,318	461,393	41.5
Trust preferred collateralized debt obligations ("CDOs")	48,287	31,529	2.4	48,502	33,774	2.8	46,532	18,309	1.7
Corporate debt securities	—	—	—	1,719	1,802	0.2	12,999	14,929	1.3
Equity securities	3,282	3,199	0.2	3,224	3,261	0.3	3,706	5,662	0.5
Total securities available-for-sale	$1,324,146	$1,306,636	100.0	$1,192,322	$1,187,009	100.0	$1,147,114	$1,112,725	100.0
Securities Held-to-Maturity
Municipal securities	$23,152	$20,054		$26,555	$27,670		$44,322	$43,387
Portfolio Composition
As of December 31, 2015, our securities available-for-sale portfolio totaled $1.3 billion, rising $119.6 million, or 10.1%, from December 31, 2014, following a 6.7% increase from December 31, 2013. Current year growth reflects purchases of $509.5 million in U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities and $41.5 million in securities acquired in the Peoples acquisition, which were partially offset by $322.8 million of maturities, calls, and repayments, sales of $93.9 million, and net amortization.
Approximately 97% of our $1.3 billion available-for-sale portfolio as of December 31, 2015 consisted of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder of the portfolio was comprised of eleven CDOs with a fair value of $31.5 million and miscellaneous other securities with fair values of $3.2 million.
Investments in municipal securities comprised $327.6 million, or 25.1%, of the total securities available-for-sale portfolio as of December 31, 2015. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2015			2014
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	2.30%	2.38	1.16%	—%	—	—%
U.S. agency securities	2.78%	3.79	1.78%	3.32%	3.72	2.98%
CMOs	3.61%	3.99	1.94%	3.45%	3.67	1.91%
MBSs	3.48%	4.42	2.60%	2.88%	4.18	2.77%
Municipal securities	3.08%	3.02	4.80%	2.89%	2.37	5.50%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Corporate debt securities	—	—	—	0.45%	0.50	6.72%
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.39%	3.76	2.72%	3.16%	3.26	3.37%
Securities Held-to-Maturity
Municipal securities	5.66%	7.86	4.44%	5.64%	7.85	4.60%
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

(2)
Average life is presented in years and represents the weighted-average time to receive half of all expected future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%.
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio were both higher than the prior year at 3.76 years and 3.39%, respectively. These increases resulted primarily from the redeployment of cash and cash equivalents into purchases of various longer-term securities.
Realized Gains and Losses
Net securities gains of $2.4 million for 2015 resulted from the sale of MBSs at gains of $1.9 million, and sales of CMOs, municipal securities, and other investments at net gains of $521,000.
For 2014, net securities gains of $8.1 million consisted of the sale of municipal securities, other investments, and longer-duration corporate bonds at gains totaling $4.6 million and a non-accrual CDO at a gain of $3.5 million. In addition, four CDOs totaling $2.9 million acquired in the Great Lakes transaction were sold during the fourth quarter of 2014. These securities were recorded at fair value at the acquisition date, with no gain or loss recognized on the sale.
Net securities gains of $34.2 million for 2013 were driven by the sale of an equity security. In addition, net securities gains for the year included OTTI charges of $408,000 on four municipal securities and two CMOs.

Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component fluctuates as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Net unrealized losses as of December 31, 2015 were $17.5 million compared to $5.3 million as of December 31, 2014. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Net unrealized losses in the CMO portfolio totaled $8.0 million as of December 31, 2015 compared to $4.7 million as of December 31, 2014. The MBS portfolio had net unrealized gains of $1.0 million as of December 31, 2015 compared to $4.3 million as of December 31, 2014, which included unrealized losses of $871,000 and $310,000 for the same periods, respectively. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2015 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs and MBSs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
As of December 31, 2015, net unrealized gains in the municipal securities portfolio totaled $6.1 million compared to $9.6 million as of December 31, 2014. Net unrealized gains on municipal securities include unrealized losses of $310,000 as of December 31, 2015 and $1.0 million as of December 31, 2014. Substantially all of these securities carry investment grade ratings with the majority supported by the general revenues of the issuing governmental entity and are supported by third-party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $16.8 million as of December 31, 2015 and $14.7 million as of December 31, 2014. We do not believe the unrealized losses on the CDOs as of December 31, 2015 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 22 of "Notes to the Consolidated Financial Statements," in Item 8 of this Form 10-K.

Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2015
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Securities Available-for-Sale
U.S. treasury securities	$1,995	1.10%	$13,996	1.11%	$1,009	1.99%	$—	—%
U.S. agency securities	1,497	1.20%	29,227	1.91%	55,737	1.72%	—	—%
CMOs (2)	109,160	1.96%	334,983	1.93%	234,408	1.94%	16,647	1.97%
MBSs (2)	22,679	2.36%	75,950	2.23%	53,852	3.24%	—	—%
Municipal securities (3)	91,709	4.81%	228,946	4.79%	782	5.29%	—	—%
CDOs	—	—%	—	—%	—	—%	48,287	N/M
Equity securities (4)	—	—%	—	—%	3,282	N/M	—	—%
Total available-for-sale securities	$227,040	3.14%	$683,102	2.90%	$349,070	2.09%	$64,934	0.51%
Securities Held-to-Maturity
Municipal securities (3)	$2,092	4.38%	$8,809	4.44%	$4,184	5.55%	$8,067	3.87%
N/M – Not meaningful.

(1)	Based on amortized cost.

(2)
The repricing distributions and yields to maturity of CMOs and MBSs are based on estimated future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.

(3)
Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)	Yields on equity securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. Maturity dates are based on contractual maturity or repricing characteristics.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 83.9% of total loans, excluding covered loans, as of December 31, 2015. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury and wealth management services.
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
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
Commercial and industrial	$2,524,726	35.4	$2,253,556	33.9	$1,830,638	32.8	$1,631,474	31.5	$1,458,446	28.7
Agricultural	387,440	5.4	358,249	5.4	321,702	5.8	268,618	5.2	243,776	4.8
Commercial real estate:
Office	479,374	6.7	494,637	7.4	459,202	8.2	474,717	9.1	444,368	8.7
Retail	434,241	6.1	452,225	6.8	392,576	7.0	368,796	7.1	334,034	6.6
Industrial	481,839	6.8	531,517	8.0	501,907	9.0	489,678	9.4	520,680	10.2
Multi-family	528,324	7.4	564,421	8.4	332,873	6.0	285,481	5.5	288,336	5.7
Construction	216,882	3.0	204,236	3.1	186,197	3.3	186,416	3.6	250,745	4.9
Other commercial real estate	931,190	13.1	887,897	13.3	807,071	14.5	773,121	14.9	888,146	17.4
Total commercial real estate	3,071,850	43.1	3,134,933	47.0	2,679,826	48.0	2,578,209	49.6	2,726,309	53.5
Total corporate loans	5,984,016	83.9	5,746,738	86.3	4,832,166	86.6	4,478,301	86.3	4,428,531	87.0
Home equity	653,468	9.2	543,185	8.2	427,020	7.7	390,033	7.5	416,194	8.2
1-4 family mortgages	355,854	5.0	291,463	4.4	275,992	4.9	282,948	5.5	201,099	4.0
Installment	137,602	1.9	76,032	1.1	44,827	0.8	38,394	0.7	42,289	0.8
Total consumer loans	1,146,924	16.1	910,680	13.7	747,839	13.4	711,375	13.7	659,582	13.0
Total loans, excluding covered loans	7,130,940	100.0	6,657,418	100.0	5,580,005	100.0	5,189,676	100.0	5,088,113	100.0
Covered loans	30,775		79,435		134,355		197,894		260,502
Total loans	$7,161,715		$6,736,853		$5,714,360		$5,387,570		$5,348,615
2015 Compared to 2014
Total loans, excluding covered loans, of $7.1 billion as of December 31, 2015 reflects growth of $473.5 million, or 7.1%, from December 31, 2014. This growth was driven primarily by strong sales production of the corporate lending teams and growth in consumer loans. In addition, the Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans.
Growth in corporate loans was concentrated within our commercial and industrial loan category. The increase in commercial and industrial loans primarily reflects the continued expansion into select sector-based lending areas such as leasing, healthcare, asset-based lending, and structured finance. The overall decline in commercial real estate loans from December 31, 2014 resulted from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties or use excess liquidity to payoff long-term debt. These decreases more than offset organic commercial real estate growth.

Consumer loans totaled $1.1 billion as of December 31, 2015 and represented 16.1% of total loans, excluding covered loans, increasing $236.2 million, or 25.9% from December 31, 2014. This growth reflects the addition of $156.4 million of shorter-duration, floating rate home equity loans, growth in 1-4 family mortgages, and the expansion of the Company's web-based installment programs.
Covered loans decreased $48.7 million, or 61.3%, from December 31, 2014, as non-residential mortgage loans related to three FDIC-assisted transactions were no longer covered under the FDIC Agreements during 2015. These loans, which totaled $21.0 million as of December 31, 2015, are included in loans, excluding covered loans, and are no longer classified as covered loans.
2014 Compared to 2013
Total loans, excluding covered loans, of $6.7 billion as of December 31, 2014 reflected growth of $1.1 billion, or 19.3%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans, excluding covered loans, grew $359.2 million, or 6.4%, from December 31, 2013. This organic growth was driven primarily by increases in commercial and industrial, agricultural, and multi-family loans. Solid performance from our legacy sales platform concentrated within our commercial and industrial and agricultural loan categories reflects the continued impact of greater resource investments and expansion into certain sector-based lending areas, such as agri-business, asset-based lending, and healthcare.
Consumer loans totaled $910.7 million as of December 31, 2014 and increased by $162.8 million, or 21.8%, from December 31, 2013. Loans acquired in the Popular and Great Lakes transactions contributed $93.5 million of this growth. Excluding acquired loans, consumer loans increased $69.3 million, or 9.3%, which reflects the addition of $48.7 million of shorter-duration home equity loans.
Covered loans decreased $54.9 million, or 40.9%, from December 31, 2013, reflecting normal paydowns and maturities in this portfolio.
Comparisons of Prior Years (2013, 2012, and 2011)
Total loans, excluding covered loans, of $5.6 billion as of December 31, 2013 reflected growth of $390.3 million, or 7.5%, from December 31, 2012. The loan portfolio benefited from well-balanced corporate loan growth reflecting credits of varying size and diverse geographic locations within our markets and includes an increase in commercial and industrial loans, agricultural loans, multi-family loans, and retail loans. Consumer loans increased by $36.5 million from December 31, 2012 and included the addition of home equity loans. Covered loans decreased $63.5 million, or 32.1%, from December 31, 2012, reflecting the continued and expected decline in this portfolio.
Total loans of $5.4 billion as of December 31, 2012 grew $39.0 million from December 31, 2011. Excluding covered loans, net charge-offs, loans disposed through bulk loan sales, and loans acquired in an FDIC-assisted transaction, our loan portfolio increased by approximately 6.5% from December 31, 2011. The increase in commercial and industrial loans was driven by the targeted redistribution of the loan portfolio from commercial real estate into this category, significant investments in sales staff, and refocusing current staff away from remediation activities, subsequent to bulk loan sales. Strong origination efforts primarily contributed to growth in 1-4 family mortgages, in addition to loans acquired in an FDIC-assisted transaction. The decrease in the construction portfolio reflected efforts to reduce lending exposure to this category. The decrease in covered loans of $62.6 million, or 24.0%, from December 31, 2011 reflects the continued and expected decline in this portfolio.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 40.8% of total loans, excluding covered loans, and totaled $2.9 billion as of December 31, 2015, an increase of $300.4 million, or 11.5%, from December 31, 2014. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
Agricultural loans are generally provided to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. Seasonal crop production loans are repaid by the liquidation of the financed crop that is typically covered by crop insurance. Equipment and real estate term loans are repaid through cash flows of the farming operation. Risks uniquely inherent in agricultural loans relate to weather conditions, agricultural product pricing, and loss of crops or livestock due to disease or other factors. Therefore, as part of the underwriting process, the Company examines projected future cash flows, financial statement stability, and the value of the underlying collateral.

Commercial Real Estate Loans
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans is more at risk to be adversely affected by conditions in the real estate market. In addition, many commercial real estate loans do not fully amortize over the term of the loan, but have balloon payments due at maturity. The borrower's ability to make a balloon payment may depend on the availability of long-term financing or their ability to complete a timely sale of the underlying property. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Company's markets.
Construction loans are generally based on estimates of costs and values associated with the completed projects and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent financing from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.
The following table provides commercial real estate loan detail as of December 31, 2015, 2014, and 2013.
Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
Office, retail, and industrial:
Office	$479,374	15.6	$494,637	15.8	$459,202	17.1
Retail	434,241	14.1	452,225	14.4	392,576	14.7
Industrial	481,839	15.7	531,517	17.0	501,907	18.7
Total office, retail, and industrial	1,395,454	45.4	1,478,379	47.2	1,353,685	50.5
Multi-family	528,324	17.2	564,421	18.0	332,873	12.4
Construction	216,882	7.1	204,236	6.5	186,197	7.0
Other commercial real estate:
Multi-use properties	202,225	6.6	191,011	6.1	118,351	4.4
Warehouses and storage	137,223	4.5	128,396	4.1	122,325	4.6
Rental properties	131,374	4.3	123,627	3.9	112,887	4.2
Service stations and truck stops	78,459	2.6	84,108	2.7	83,237	3.1
Restaurants	78,017	2.5	74,490	2.4	79,809	3.0
Recreational	57,967	1.9	48,718	1.5	56,327	2.1
Automobile dealers	50,580	1.6	53,221	1.7	37,504	1.4
Hotels	46,889	1.5	46,409	1.5	62,451	2.3
Religious	38,307	1.2	36,427	1.2	32,614	1.2
Other	110,149	3.6	101,490	3.2	101,566	3.8
Total other commercial real estate	931,190	30.3	887,897	28.3	807,071	30.1
Total commercial real estate	$3,071,850	100.0	$3,134,933	100.0	$2,679,826	100.0
Commercial real estate loans represent 43.1% and 47.0% of total loans, excluding covered loans, as of December 31, 2015 and 2014, respectively, and totaled $3.1 billion at both period ends. Owner-occupied commercial real estate loans represent approximately 40% of total commercial real estate loans, excluding multi-family and construction loans, as of December 31, 2015 and 2014.

Consumer Loans
Consumer loans represent 16.1% of total loans, excluding covered loans, and totaled $1.1 billion as of December 31, 2015. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and are more likely to be impacted by adverse personal circumstances.
Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2015, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 12
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2015
Commercial, industrial, and agricultural	$1,258,249	$1,351,106	$302,811	$2,912,166
Commercial real estate	610,763	2,132,521	328,566	3,071,850
Total corporate loans	$1,869,012	$3,483,627	$631,377	$5,984,016
Loans by interest rate type:
Fixed interest rates	$688,385	$1,771,863	$216,276	$2,676,524
Floating interest rates	1,180,627	1,711,764	415,101	3,307,492
Total corporate loans	$1,869,012	$3,483,627	$631,377	$5,984,016
As of December 31, 2015, the composition of our corporate loans between fixed and floating interest rates was 45% and 55%, respectively. As of December 31, 2015, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 57% of the loan portfolio consisted of fixed rate loans and 43% were floating rate loans as of December 31, 2015. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Non-Performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 13
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2015
Commercial and industrial	$2,524,726	$2,513,648	$4,340	$857	$294	$5,587
Agricultural	387,440	387,085	—	—	—	355
Commercial real estate:
Office	479,374	474,401	2,382	4	—	2,587
Retail	434,241	431,377	70	—	—	2,794
Industrial	481,839	479,986	195	—	164	1,494
Multi-family	528,324	525,841	541	548	598	796
Construction	216,882	215,977	—	—	—	905
Other commercial real estate	931,190	921,235	3,343	661	340	5,611
Total commercial real estate	3,071,850	3,048,817	6,531	1,213	1,102	14,187
Total corporate loans	5,984,016	5,949,550	10,871	2,070	1,396	20,129
Home equity	653,468	644,996	2,452	216	494	5,310
1-4 family mortgages	355,854	348,784	2,273	528	853	3,416
Installment	137,602	136,780	733	69	—	20
Total consumer loans	1,146,924	1,130,560	5,458	813	1,347	8,746
Total loans, excluding covered loans	7,130,940	7,080,110	16,329	2,883	2,743	28,875
Covered loans	30,775	29,670	376	174	—	555
Total loans	$7,161,715	$7,109,780	$16,705	$3,057	$2,743	$29,430
As of December 31, 2014
Commercial and industrial	$2,253,556	$2,225,507	$4,882	$205	$269	$22,693
Agricultural	358,249	355,955	1,934	—	—	360
Commercial real estate:
Office	494,637	489,915	939	—	—	3,783
Retail	452,225	446,702	288	76	413	4,746
Industrial	531,517	525,955	979	—	173	4,410
Multi-family	564,421	561,436	1,261	83	887	754
Construction	204,236	197,255	—	—	—	6,981
Other commercial real estate	887,897	875,080	4,976	438	433	6,970
Total commercial real estate	3,134,933	3,096,343	8,443	597	1,906	27,644
Total corporate loans	5,746,738	5,677,805	15,259	802	2,175	50,697
Home equity	543,185	533,738	2,361	145	651	6,290
1-4 family mortgages	291,463	285,531	1,947	166	878	2,941
Installment	76,032	75,423	506	60	—	43
Total consumer loans	910,680	894,692	4,814	371	1,529	9,274
Total loans, excluding covered loans	6,657,418	6,572,497	20,073	1,173	3,704	59,971
Covered loans	79,435	65,682	2,565	5,002	—	6,186
Total loans	$6,736,853	$6,638,179	$22,638	$6,175	$3,704	$66,157

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 14
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$28,875	$59,971	$59,798	$84,534	$187,325
90 days or more past due loans	2,883	1,173	3,708	8,689	9,227
Total non-performing loans	31,758	61,144	63,506	93,223	196,552
Accruing TDRs	2,743	3,704	23,770	6,867	17,864
OREO	27,349	26,898	32,473	39,953	33,975
Total non-performing assets	$61,850	$91,746	$119,749	$140,043	$248,391
30-89 days past due loans	$16,329	$20,073	$20,742	$22,666	$27,495
Non-accrual loans to total loans	0.40%	0.90%	1.07%	1.63%	3.68%
Non-performing loans to total loans	0.45%	0.92%	1.14%	1.80%	3.86%
Non-performing assets to loans plus OREO	0.86%	1.37%	2.13%	2.68%	4.85%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$555	$6,186	$20,942	$14,182	$19,879
90 days or more past due loans	174	5,002	18,081	31,447	43,347
Total non-performing loans	729	11,188	39,023	45,629	63,226
OREO	433	8,068	8,863	13,123	23,455
Total non-performing assets	$1,162	$19,256	$47,886	$58,752	$86,681
30-89 days past due loans	$376	$2,565	$2,232	$6,514	$4,232
Total non-performing assets
Non-accrual loans	$29,430	$66,157	$80,740	$98,716	$207,204
90 days or more past due loans	3,057	6,175	21,789	40,136	52,574
Total non-performing loans	32,487	72,332	102,529	138,852	259,778
Accruing TDRs	2,743	3,704	23,770	6,867	17,864
OREO	27,782	34,966	41,336	53,076	57,430
Total non-performing assets	$63,012	$111,002	$167,635	$198,795	$335,072
30-89 days past due loans	$16,705	$22,638	$22,974	$29,180	$31,727
Non-accrual loans to total loans	0.41%	0.98%	1.41%	1.83%	3.87%
Non-performing loans to total loans	0.45%	1.07%	1.79%	2.58%	4.86%
Non-performing assets to loans plus OREO	0.88%	1.64%	2.91%	3.65%	6.20%
Interest income not recognized in the financial statements related to non-accrual loans for 2015					$3,086

(1)
Due to the impact of protection provided by the FDIC Agreements that substantially mitigate the risk of loss, covered loans and covered OREO are separated in this table and excluded from these metrics. Past due covered loans in the tables above are determined by borrower performance compared to contractual terms, but are generally considered accruing loans since they continue to perform in accordance with our expectations of cash flows. For a discussion of covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Non-performing Assets
As of December 31, 2015, non-performing assets, excluding covered loans and covered OREO, decreased by $29.9 million, or 32.6%, from December 31, 2014, due mainly to lower levels of non-accrual loans. Non-performing assets, excluding covered loans and covered OREO, to total loans plus OREO improved to 0.86% as of December 31, 2015 compared to 1.37% as of December 31, 2014 and 2.13% as of December 31, 2013. The continued improvement in non-performing assets and the related credit metrics reflects management's ongoing commitment to credit remediation.

Non-performing assets, excluding covered loans and covered OREO, decreased by $28.0 million, or 23.4%, from December 31, 2013 to December 31, 2014. This decrease was driven primarily by the return of three TDRs totaling $20.7 million to performing status, sales of OREO properties, and a decline in 90 days or more past due loans.
As of December 31, 2013, non-performing assets, excluding covered loans and covered OREO, declined 14.5% from December 31, 2012. Improvement in non-performing assets and related credit metrics resulted primarily from management's focus on credit remediation.
The significant decrease in non-performing assets, excluding covered loans and covered OREO, from December 31, 2011 to December 31, 2012 was due mainly to a decline in non-accrual loans, which reflects the aggressive remediation actions taken by management during 2012, including bulk loan sales.
Non-accrual Loans
Non-accrual loans, excluding covered loans, declined to $28.9 million as of December 31, 2015 from $60.0 million as of December 31, 2014. The improvement in non-accrual loans related primarily to the final resolution of a large commercial loan relationship originally identified in the second half of 2014, for which a specific reserve was then established. In addition, the transfer of various non-accrual corporate relationships to OREO during 2015 contributed to the decrease.
Non-accrual loans, excluding covered loans, were consistent as of December 31, 2014 compared to December 31, 2013.
The reclassification of two corporate loan relationships totaling $19.3 million from non-accrual to accruing TDR status drove the decline in non-accrual loans from December 31, 2012 to December 31, 2013.
The decrease in non-accrual loans from December 31, 2011 to December 31, 2012 resulted from bulk loan sales, payments, charge-offs, and transfers to OREO, which more than offset the amount of loans downgraded from performing to non-accrual status during 2012.

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
Table 15
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2015		2014		2013
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$1,344	7	$19,068	10	$8,659
Commercial real estate:
Retail	—	—	1	413	2	624
Industrial	1	164	1	173	3	9,647
Multi-family	3	784	5	1,119	5	1,291
Other commercial real estate	3	340	5	616	7	4,617
Total commercial real estate loans	7	1,288	12	2,321	17	16,179
Total corporate loans	12	2,632	19	21,389	27	24,838
Home equity	17	1,161	17	1,157	18	1,299
1-4 family mortgages	11	1,274	10	1,062	14	1,716
Total consumer loans	28	2,435	27	2,219	32	3,015
Total TDRs	40	$5,067	46	$23,608	59	$27,853
Accruing TDRs	23	$2,743	29	$3,704	39	$23,770
Non-accrual TDRs	17	2,324	17	19,904	20	4,083
Total TDRs	40	$5,067	46	$23,608	59	$27,853
Year-to-date charge-offs on TDRs		$2,687		$8,457		$1,880
Specific reserves related to TDRs		758		1,765		1,952
As of December 31, 2015, TDRs totaled $5.1 million, decreasing $18.5 million, or 78.5%, from December 31, 2014. The December 31, 2015 total includes $2.7 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
The decline in accruing TDRs from December 31, 2014 resulted primarily from payoffs.
As of December 31, 2015, non-accrual TDRs totaled $2.3 million compared to $19.9 million as of December 31, 2014. The decrease was driven primarily by the final resolution of a large commercial loan relationship originally identified in the second half of 2014. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 16
Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2015			December 31, 2014
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$86,263	$52,590	$138,853	$84,615	$30,809	$115,424
Agricultural	—	5,562	5,562	294	—	294
Commercial real estate:
Office, retail, and industrial	32,463	35,788	68,251	38,718	32,251	70,969
Multi-family	5,742	3,970	9,712	5,951	3,774	9,725
Construction	4,678	9,803	14,481	5,776	12,487	18,263
Other commercial real estate	13,179	13,654	26,833	32,225	19,407	51,632
Total commercial real estate	56,062	63,215	119,277	82,670	67,919	150,589
Total performing potential problem loans	$142,325	$121,367	$263,692	$167,579	$98,728	$266,307
Performing potential problem loans to corporate loans	2.38%	2.03%	4.41%	2.92%	1.72%	4.63%

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

(3)	Total performing potential problem loans excludes $862,000 of accruing TDRs as of December 31, 2015 and $1.8 million of accruing TDRs as of December 31, 2014.
Performing potential problem loans totaled $263.7 million, or 4.41% of corporate loans, as of December 31, 2015, compared to $266.3 million, or 4.63% of corporate loans, as of December 31, 2014.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO, excluding covered OREO, was $27.3 million as of December 31, 2015, compared to $26.9 million as of December 31, 2014. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 17
OREO Properties by Type
(Dollar amounts in thousands)

	As of December 31,
	2015	2014	2013
Single-family homes	$3,532	$2,433	$2,257
Land parcels:
Raw land	1,464	1,917	4,037
Farm land	—	923	—
Commercial lots	9,207	9,295	11,649
Single-family lots	1,719	1,279	3,101
Total land parcels	12,390	13,414	18,787
Multi-family units	426	758	346
Commercial properties	11,001	10,293	11,083
Total OREO, excluding covered OREO	27,349	26,898	32,473
Covered OREO	433	8,068	8,863
Total OREO	$27,782	$34,966	$41,336
OREO Activity
A rollforward of OREO balances for the years ended December 31, 2015 and 2014 is presented in the following table.
Table 18
OREO Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2015			2014
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,898	$8,068	$34,966	$32,473	$8,863	$41,336
Transfers from loans	12,703	801	13,504	8,145	9,934	18,079
Acquired	515	—	515	1,244	—	1,244
Proceeds from sales	(10,173)	(8,399)	(18,572)	(11,513)	(10,855)	(22,368)
Gains on sales of OREO	1,105	211	1,316	1,051	186	1,237
OREO valuation adjustments	(3,699)	(248)	(3,947)	(4,502)	(60)	(4,562)
Ending Balance	$27,349	$433	$27,782	$26,898	$8,068	$34,966

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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2015.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans and the remaining acquisition adjustment associated with acquired loans as of and for the years ended December 31, 2015 and 2014.
Table 19
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans and Covered Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Year Ended December 31, 2015
Beginning balance	$74,510	$—	$74,510
Net charge-offs	(19,981)	(235)	(20,216)
Provision for loan and covered loan losses	18,739	1,822	20,561
Ending balance	$73,268	$1,587	$74,855
As of December 31, 2015
Total loans	$6,619,539	$542,176	$7,161,715
Remaining acquisition adjustment (2)	N/A	17,676	17,676
Allowance for credit losses to total loans	1.11%	0.29%	1.05%
Remaining acquisition adjustment to acquired loans	N/A	3.26%	N/A
Year Ended December 31, 2014
Beginning balance	$87,121	$—	$87,121
Net charge-offs	(31,979)	—	(31,979)
Provision for loan and covered loan losses	19,368	—	19,368
Ending balance	$74,510	$—	$74,510
As of December 31, 2014
Total loans	$6,018,591	$718,262	$6,736,853
Remaining acquisition adjustment (2)	N/A	24,737	24,737
Allowance for credit losses to total loans	1.24%	N/A	1.11%
Remaining acquisition adjustment to acquired loans	N/A	3.44%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in the acquisitions completed during 2014 and 2015.

(2)
The remaining acquisition adjustment consists of $8.5 million and $9.2 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of December 31, 2015, and $11.2 million and $13.5 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2014.

Excluding acquired loans, the allowance for credit losses to total loans was 1.11% as of December 31, 2015. The acquisition adjustment declined by $7.1 million during the year ended December 31, 2015, due primarily to $9.0 million accreted into interest income, partially offset by a $3.3 million acquisition adjustment related to the Peoples transaction recorded in the fourth quarter of 2015. This activity resulted in a remaining acquisition adjustment as a percent of acquired loans of 3.26% as of December 31, 2015. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $61.6 million as of December 31, 2015 and are included in loans and covered loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, during the year ended December 31, 2015, an allowance of $1.6 million was established on acquired loans.

Table 20
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years ended December 31,
	2015	2014	2013	2012	2011
Change in allowance for credit losses
Beginning balance	$74,510	$87,121	$102,812	$121,962	$145,072
Loan charge-offs:
Commercial, industrial, and agricultural	15,885	17,424	12,094	64,668	32,750
Office, retail, and industrial	2,887	7,345	4,744	34,968	8,193
Multi-family	545	943	1,029	3,361	14,584
Construction	136	1,052	1,916	27,811	20,211
Other commercial real estate	2,643	4,834	4,784	36,474	15,396
Consumer	4,187	7,574	9,414	10,910	10,531
Total loan charge-offs	26,283	39,172	33,981	178,192	101,665
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,573	3,800	3,797	3,393	3,493
Office, retail, and industrial	467	497	228	577	79
Multi-family	15	87	584	275	410
Construction	350	166	1,032	451	2,964
Other commercial real estate	1,993	1,727	1,646	125	508
Consumer	1,183	729	1,071	784	430
Total recoveries of loan charge-offs	6,581	7,006	8,358	5,605	7,884
Net loan charge-offs, excluding covered loan charge-offs	19,702	32,166	25,623	172,587	93,781
Net covered loan charge-offs (recoveries)	514	(187)	4,575	4,615	9,911
Net loan and covered loan charge-offs	20,216	31,979	30,198	177,202	103,692
Provision for loan and covered loan losses:
Provision for loan losses	26,226	24,688	11,185	142,364	69,682
Provision for covered loan losses	(5,074)	(5,520)	5,072	15,688	10,900
Total provision for loan and covered loan losses	21,152	19,168	16,257	158,052	80,582
(Decrease) increase in reserve for unfunded commitments (1)	(591)	200	(1,750)	—	—
Total provision for loan and covered loan losses and other expense	20,561	19,368	14,507	158,052	80,582
Ending balance	$74,855	$74,510	$87,121	$102,812	$121,962

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Years ended December 31,
	2015	2014	2013	2012	2011
Allowance for credit losses
Allowance for loan losses	$71,992	$65,468	$72,946	$87,384	$118,473
Allowance for covered loan losses	1,638	7,226	12,559	12,062	989
Total allowance for loan and covered loan losses	73,630	72,694	85,505	99,446	119,462
Reserve for unfunded commitments	1,225	1,816	1,616	3,366	2,500
Total allowance for credit losses	$74,855	$74,510	$87,121	$102,812	$121,962

Allowance for credit losses to loans (1)	1.05%	1.11%	1.52%	1.91%	2.28%
Allowance for credit losses to non-accrual loans (2)	253.57%	112.19%	124.69%	107.35%	64.58%
Allowance for credit losses to non-performing loans (2)	230.55%	110.04%	117.41%	97.35%	61.55%
Average loans	$6,858,193	$6,109,928	$5,475,110	$5,435,670	$5,421,943
Net loan charge-offs to average loans	0.29%	0.52%	0.55%	3.26%	1.91%

(1)
Acquired loans are recorded at fair value as of the acquisition date with no allowance for credit losses being established. Included within total loans are acquired loans which totaled $542.2 million as of December 31, 2015 and $718.3 million as of December 31, 2014. These loans have an allowance for loan loss of $1.6 million as of December 31, 2015. In addition, there was a remaining acquisition adjustment of $17.7 million as of December 31, 2015 and $24.7 million as of December 31, 2014. This acquisition adjustment represents the difference between the contractual loan balances and the carrying value of these loans.

(2)	These amounts and ratios exclude covered loans. For a discussion of covered loans, see Note 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Activity in the Allowance for Credit Losses
The allowance for credit losses was $74.9 million as of December 31, 2015, consistent with December 31, 2014, and represented 1.05% of total loans compared to 1.11% as of December 31, 2014.
The provision for loan and covered loan losses was $21.2 million for 2015 compared to $19.2 million for 2014 and $16.3 million for 2013. The provision for loan and covered loan losses of $158.1 million for 2012 was elevated due to additional provision recorded as a result of bulk loan sales completed in 2012. The decrease in covered provision of $5.1 million during 2015 and $5.5 million during 2014 resulted from the continued decline in the portfolio. In addition, the reclassification of covered loans due to the conclusion of the FDIC Agreements related to non-residential mortgage loans impacted the covered provision during 2015.
Net loan charge-offs to average loans declined to 0.29% for 2015 compared to 0.52% for 2014. The significant improvement since 2012 reflects management's continued efforts to remediate problem credits.
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

Allocation of the Allowance for Credit Losses
Table 21
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2015	% of Total Loans (1)	2014	% of Total Loans (1)	2013	% of Total Loans (1)	2012	% of Total Loans (1)	2011	% of Total Loans (1)
Commercial, industrial, and agricultural	$37,074	40.8	$29,458	39.3	$30,381	38.6	$36,761	36.7	$46,017	33.5
Commercial real estate:
Office, retail, and industrial	13,116	19.6	10,992	22.2	10,405	24.2	11,432	25.6	16,012	25.5
Multi-family	2,462	7.4	2,249	8.4	2,017	6.0	3,575	5.5	5,067	5.7
Construction	1,533	3.0	2,769	3.1	6,712	3.3	10,241	3.6	17,935	4.9
Other commercial real estate	6,661	13.1	8,841	13.3	11,187	14.5	14,699	14.9	21,099	17.4
Total commercial real estate	23,772	43.1	24,851	47.0	30,321	48.0	39,947	49.6	60,113	53.5
Consumer	12,371	16.1	12,975	13.7	13,860	13.4	14,042	13.7	14,843	13.0
Total, excluding allowance for covered loan losses	73,217	100.0	67,284	100.0	74,562	100.0	90,750	100.0	120,973	100.0
Covered loans	1,638		7,226		12,559		12,062		989
Total allowance for credit losses	$74,855		$74,510		$87,121		$102,812		$121,962
(1) Percentages represent total loans in each category to total loans, excluding covered loans.
The allowance for credit losses remained consistent from $74.5 million as of December 31, 2014 compared to $74.9 million as of December 31, 2015. This stability in the allowance for credit losses reflects the sustained improvement in our non-performing loan levels and the related credit metrics. The decline in the allowance for covered loan losses from 2014 was driven by the continued decline in the portfolio and the reclassification of covered loans due to the conclusion of the FDIC Agreements related to non-residential mortgage loans.
The allowance for credit losses declined by 14.5% from $87.1 million as of December 31, 2013 to $74.5 million as of December 31, 2014, reflecting reductions across most categories. This decrease in the allowance for credit losses reflects the continued improvement in our non-performing loans and the related credit metrics resulting from management's ongoing credit remediation focus. In addition, a decrease in the allowance for covered loan losses contributed to the variance, consistent with the wind-down of the covered loan portfolio.
The reduction in the allowance for credit losses of 15.3% from December 31, 2012 to December 31, 2013 reflects the significant improvement in non-performing loans, performing potential problem loans, and credit metrics driven by management's focus on credit remediation.
During 2012, declines in non-accrual and performing potential problem loans from accelerated credit remediation actions, including the impact of bulk loan sales, resulted in improved credit metrics and a decline in our estimate of credit losses inherent in the loan portfolio. The allowance for covered loan losses increased $11.1 million from 2011 to reflect the difference between the carrying value and the discounted present value of the expected future cash flows of covered loans.

INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2015, the CSV of BOLI assets totaled $209.6 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2015, 36.0% of our total BOLI portfolio is invested in general account life insurance distributed among eleven insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 64.0% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.
For the year ended December 31, 2015, we had BOLI income of $4.2 million compared to prior year BOLI income of $2.9 million.
GOODWILL
The carrying amount of goodwill was $319.0 million as of December 31, 2015 and $310.6 million as of December 31, 2014. Goodwill increased by $8.4 million from December 31, 2014, which consisted of $7.5 million related to the Peoples acquisition and a $874,000 measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes acquisition. For additional detail regarding goodwill, see Note 9 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2015, we performed our annual impairment test of goodwill at October 1, 2015 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2015.
DEFERRED TAX ASSETS
Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. For additional discussion of income taxes, see Notes 1 and 15 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Income tax expense recorded due to changes in uncertain tax positions is also described in Note 15.
Table 22
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Net deferred tax assets	$86,693	$91,685	$107,624	(5.4)	(14.8)
Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether, in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is required as of December 31, 2015.
Deferred tax assets decreased in 2015 and 2014 due primarily to the utilization of state net operating losses and a decrease in alternative minimum tax credit carryforwards.

FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2015, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $61.2 million for the year ended December 31, 2015. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $47.8 million in junior subordinated debentures, $38.5 million in subordinated notes, $114.9 million in senior notes, and cash and interest-bearing deposits of $119.7 million as of December 31, 2015. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2015 are summarized in Notes 10 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 23
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2015	% of Total	2014	% of Total	2013	% of Total	2015-2014	2014-2013
Demand deposits	$2,479,072	29.3	$2,137,778	28.3	$1,889,247	26.2	16.0	13.2
Savings deposits	1,463,168	17.3	1,222,292	16.2	1,126,561	15.6	19.7	8.5
NOW accounts	1,390,616	16.5	1,243,186	16.5	1,170,928	16.2	11.9	6.2
Money market accounts	1,561,432	18.5	1,392,367	18.5	1,306,625	18.1	12.1	6.6
Core deposits	6,894,288	81.6	5,995,623	79.5	5,493,361	76.1	15.0	9.1
Time deposits	1,185,730	14.0	1,195,796	15.8	1,286,700	17.8	(0.8)	(7.1)
Brokered deposits	16,118	0.2	16,086	0.2	20,188	0.3	0.2	(20.3)
Total time deposits	1,201,848	14.2	1,211,882	16.0	1,306,888	18.1	(0.8)	(7.3)
Total deposits	8,096,136	95.8	7,207,505	95.5	6,800,249	94.2	12.3	6.0
Securities sold under agreements to repurchase	118,838	1.4	106,072	1.4	90,891	1.3	12.0	16.7
Federal funds purchased	18	—	82	—	5	—	(78.0)	N/M
FHLB advances	32,176	0.4	43,405	0.6	114,565	1.6	(25.9)	(62.1)
Total borrowed funds	151,032	1.8	149,559	2.0	205,461	2.9	1.0	(27.2)
Senior and subordinated debt	201,041	2.4	191,776	2.5	212,896	2.9	4.8	(9.9)
Total funding sources	$8,448,209	100.0	$7,548,840	100.0	$7,218,606	100.0	11.9	4.6
N/M – Not meaningful.

Average Funding Sources
Total average funding sources of $8.4 billion for 2015 increased by $899.4 million, or 11.9%, from 2014, due primarily to the full year impact of the deposits assumed in the Popular and Great Lakes acquisitions. These acquisitions further strengthened our core deposit base.
For 2014, the $330.2 million increase in total average funding sources from 2013 resulted mainly from deposits assumed in the Popular and Great Lakes acquisitions, which more than offset the reduction in higher costing time deposits, borrowed funds, and senior and subordinated debt.
Time Deposits
Table 24
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

Total
Three months or less	$85,893
Greater than three months to six months	68,378
Greater than six months to twelve months	107,858
Greater than twelve months	136,761
Total	$398,890
Borrowed Funds
Table 25
Borrowed Funds
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$155,196	0.17	$137,994	0.05	$109,792	0.03
Federal funds purchased	—	—	—	—	—	—
FHLB advances	9,900	0.40	—	—	114,550	1.34
Total borrowed funds	$165,096	0.18	$137,994	0.03	$224,342	0.70
Average for the year-to-date period:
Securities sold under agreements to repurchase	$118,838	0.07	$106,072	0.04	$90,891	0.03
Federal funds purchased	18	—	82	—	5	—
FHLB advances	32,176	6.93	43,405	1.23	114,565	1.38
Total borrowed funds	$151,032	1.53	$149,559	0.38	$205,461	0.78
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$163,982		$149,067		$110,797
Federal funds purchased	1,300		25,000		2,000
FHLB advances	62,500		114,550		114,581
Average borrowed funds of $151.0 million for 2015 was consistent with 2014. The increase in the weighted-average rate on average FHLB advances for the year-to-date period was impacted by $200.0 million of off-balance sheet interest rate swaps which began in the second half of 2015 at a rate of 2.17%. For a detailed discussion of interest rate swaps, see Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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
Senior and Subordinated Debt
Average senior and subordinated debt increased $9.3 million, or 4.8%, from 2014 to 2015. This increase resulted from the full year impact of $14.4 million of junior subordinated debentures acquired in the Great Lakes transaction during the fourth quarter of 2014.
Average senior and subordinated debt decreased $21.1 million, or 9.9%, from 2013 to 2014. This decline resulted from the full-year impact of the repurchase and retirement of $24.0 million of junior subordinated debentures during the fourth quarter of 2013, partially offset by the addition of $14.4 million of junior subordinated debentures acquired in the Great Lakes transaction during the fourth quarter of 2014. See Note 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2015. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 26
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	10	$6,944,272	$—	$—	$—	$6,944,272
Time deposits	10	754,417	233,373	165,420	256	1,153,466
Borrowed funds	11	165,096	—	—	—	165,096
Subordinated debt	12	153,390	—	—	47,818	201,208
Operating leases	8	5,119	8,947	4,220	11,287	29,573
Pension liability	16	11,175	12,807	9,779	19,363	53,124
Uncertain tax positions liability	15	N/M	N/M	N/M	N/M	1,408
Commitments to extend credit	21	N/M	N/M	N/M	N/M	2,224,541
Letters of credit	21	N/M	N/M	N/M	N/M	100,610
N/M – Not meaningful.

MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" of this Form 10-K.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." The information presented as of December 31, 2015 is based on the Basel III Capital Rules, and the information presented as of December 31, 2014 is based on the prior capital rules in effect at that time. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2015 and December 31, 2014.
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

Table 27
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2015
	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
	2015	2014
Bank regulatory capital ratios (1):
Total capital to risk-weighted assets	11.02%	12.30%	10.00%	10%	$86,193
Tier 1 capital to risk-weighted assets	10.13%	11.32%	8.00%	27%	$179,942
Tier 1 common capital to risk-weighted assets	10.13%	N/A	6.50%	56%	$306,389
Tier 1 leverage to average assets	9.09%	9.76%	5.00%	82%	$384,385
Company regulatory capital ratios (1) (2):
Total capital to risk-weighted assets	11.15%	11.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.28%	10.19%	N/A	N/A	N/A
Tier 1 common capital to risk-weighted assets	9.73%	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	9.40%	9.03%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP:
Total stockholder's equity	$1,146,268	$1,100,775
Goodwill and other intangible assets	(339,277)	(334,199)
Tangible common equity	806,991	766,576
Accumulated other comprehensive loss	28,389	15,855
Tangible common equity, excluding accumulated other comprehensive loss	$835,380	$782,431
Total assets	$9,732,676	$9,445,139
Goodwill and other intangible assets	(339,277)	(334,199)
Tangible assets	$9,393,399	$9,110,940
Risk-weighted assets	$8,687,864	$7,876,754
Company tangible common equity ratios (2)(3):
Tangible common equity to tangible assets	8.59%	8.41%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.89%	8.59%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.29%	9.73%	N/A	N/A	N/A
N/A - Not applicable.

(1)
Basel III Capital Rules became effective for the Bank and the Company on January 1, 2015. These rules revise the risk-based capital requirements and introduce a new capital measure, Tier 1 common capital to risk-weighted assets. As a result, 2015 ratios are computed using the new rules and 2014 ratios are reported using the regulatory guidance applicable at that time.

(2)	Ratio is not subject to formal Federal Reserve regulatory guidance.

(3)
TCE represents common stockholders' equity less goodwill and identifiable intangible assets. In management's view, TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with competitors.

The Company's tier 1 capital ratios rose from December 31, 2014 due to strong earnings and an increase in allowable deferred tax assets, partially offset by a 10.3% increase in risk-weighted assets and a 6.9% increase in average assets. These factors, combined with a decline in subordinated debt qualifying for capital treatment, caused an eight basis point drop in the Company's total capital ratio. The Bank's regulatory ratios exceeded all regulatory mandated ratios for characterization as "well-capitalized" as of December 31, 2015. The year-over-year decline in the Bank's ratios reflect significant growth in risk-weighted assets and the pass through of $127.0 million of dividends to the Company.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2015 and 2014 for the Company and the Bank, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Stock Repurchase Programs
Shares repurchased are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 154,125 treasury shares in 2015 and 165,104 treasury shares in 2014 to fund these plans.
Dividends
The Company's Board declared stock dividends of $0.01 per share for the first quarter of 2013 and $0.04 per share for the second quarter of 2013 and the third quarter of 2013. The Company increased the quarterly dividend to $0.07 per share for the fourth quarter of 2013 and the first quarter of 2014, and to $0.08 per share for each of the quarters from the second quarter of 2014 through the fourth quarter of 2014. The Company increased the quarterly dividend to $0.09 per share for each of the quarters from the first quarter of 2015 through the fourth quarter of 2015.

QUARTERLY EARNINGS
Table 28
Quarterly Earnings Performance (1)
(Dollar amounts in thousands, except per share data)

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$84,667	$84,292	$84,556	$82,469	$81,309	$76,862	$72,003	$69,690
Interest expense	(6,655)	(6,390)	(5,654)	(5,687)	(5,490)	(5,831)	(5,696)	(5,995)
Net interest income	78,012	77,902	78,902	76,782	75,819	71,031	66,307	63,695
Provision for loan and covered loan losses	(4,500)	(4,100)	(6,000)	(6,552)	(1,659)	(10,727)	(5,341)	(1,441)
Fee-based revenues	33,927	33,118	31,573	28,641	29,364	29,660	27,008	25,049
Net securities gains (losses)	822	524	515	512	(63)	2,570	4,517	1,073
Other noninterest income	1,729	1,372	1,900	1,948	1,767	4,877	(332)	1,128
Noninterest expense	(86,743)	(74,365)	(73,451)	(72,657)	(84,828)	(70,313)	(65,017)	(63,668)
Income before income tax expense	23,247	34,451	33,439	28,674	20,400	27,098	27,142	25,836
Income tax expense	(6,923)	(11,167)	(10,865)	(8,792)	(5,807)	(8,549)	(8,642)	(8,172)
Net income	$16,324	$23,284	$22,574	$19,882	$14,593	$18,549	$18,500	$17,664
Basic earnings per common share	$0.21	$0.30	$0.29	$0.26	$0.19	$0.25	$0.25	$0.24
Diluted earnings per common share	$0.21	$0.30	$0.29	$0.26	$0.19	$0.25	$0.25	$0.24
Dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.08	$0.08	$0.08	$0.07
Return on average common equity	5.55%	8.06%	7.97%	7.15%	5.35%	6.91%	7.08%	6.97%
Return on average assets	0.66%	0.94%	0.94%	0.85%	0.63%	0.84%	0.88%	0.86%
Net interest margin – tax-equivalent	3.59%	3.58%	3.76%	3.79%	3.76%	3.72%	3.65%	3.61%

(1)	All ratios are presented on an annualized basis.
Net income for the fourth quarter of 2015 was impacted by valuation adjustments related to strategic branch initiatives of $8.6 million and acquisition and integration expenses of $1.4 million. Net income for the fourth, third, and second quarters of 2014 were impacted by acquisition and integration related expenses totaling $9.3 million, $3.7 million, and $830,000, respectively. Excluding the valuation adjustments and acquisition and integration related expenses, earnings per share was $0.29 for the fourth quarter of 2015. Earnings per share, excluding acquisition and integration related expenses, was $0.27, $0.28, and $0.25 for the fourth, third, and second quarters of 2014, respectively.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and are consistent with general practice within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
The most significant of our accounting policies and estimates are presented in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Along with the disclosures presented in the other financial statement notes and in this discussion, these policies provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates, assumptions, and judgments underlying those amounts, management determined that our accounting policies for the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets are considered to be our critical accounting estimates.

Allowance for Credit Losses
The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, actual loss experience, and consideration of current economic trends and conditions, and other factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan and covered loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan and covered loan losses. Additions to the allowance for loan and covered loan losses are established through the provision for loan and covered loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan and covered loan losses. For additional discussion of the allowance for credit losses, see Notes 1 and 7 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, management considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities; intent to hold the security until its value recovers; and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities gains (losses), but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive (loss) income unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. The determination of OTTI is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The determination of the useful lives over which an intangible asset will be amortized is subjective. Intangible assets are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may not be recoverable. For additional discussion of goodwill and other intangible assets, see Notes 1 and 9 of "Notes to the Consolidated financial Statements" in Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures in this item are qualified by Item 1A "Risk Factors" and the section captioned "Cautionary Statement Regarding Forward-Looking Statements" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and other cautionary statements set forth elsewhere in this report.
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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of December 31, 2015 and 2014, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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

Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, 54% of the loan portfolio consisted of fixed rate loans and 46% were floating rate loans as of December 31, 2015 compared to 49% and 51%, respectively, as of December 31, 2014. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps. As of December 31, 2015, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 84% of the total compared to 16% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 67% of fixed rate securities and 33% of floating rate interest-bearing deposits in other banks as of December 31, 2014. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $374.5 million, or 10%, of the floating rate loan portfolio as of December 31, 2015 compared to $644.6 million, or 25%, as of December 31, 2014. On the liability side of the balance sheet, 86% and 84% of deposits as of December 31, 2015 and 2014, respectively, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.
Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
December 31, 2015:
Dollar change	$46,556	$28,038	$19,420	$(18,421)
Percent change	14.8%	8.9%	6.2%	(5.9)%
December 31, 2014:
Dollar change	$42,922	$27,471	$12,707	$(12,748)
Percent change	14.3%	9.2%	4.2%	(4.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percent changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2015 would increase net interest income by $28.0 million, or 8.9%, over the next twelve months compared to no change in interest rates. This same measure was $27.5 million, or 9.2%, as of December 31, 2014.
Overall, interest rate risk volatility as of December 31, 2015 was consistent compared to December 31, 2014, varying by rate scenario due to different assumptions in the rate sensitivity on interest-bearing deposit accounts. While floating rate loan balances increased, this rise in rate sensitive assets was mostly offset by the funding of loans with interest-bearing deposits in other banks, a decline in time deposits which are less rate sensitive, and the net impact of interest rate swaps. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Responsibility for Financial Statements
To Our Stockholders:
The accompanying consolidated financial statements of First Midwest Bancorp, Inc. (the "Company") were prepared by management, which is responsible for the integrity and objectivity of the data presented. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed its unqualified opinion on these financial statements.
The Audit Committee of the Board of Directors, which oversees the Company's financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the listing standards of NASDAQ). The Audit Committee meets periodically with management, the Company's independent accountants, and the Company's internal auditors to review matters relating to the Company's financial statements, compliance with legal and regulatory requirements relating to financial reporting and disclosure, annual financial statement audit, engagement of independent accountants, internal audit function, and system of internal controls. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

/s/ MICHAEL L. SCUDDER	/s/ PAUL F. CLEMENS
Michael L. Scudder	Paul F. Clemens
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2016

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2015	2014
Assets
Cash and due from banks	$114,587	$117,315
Interest-bearing deposits in other banks	266,615	488,947
Trading securities, at fair value	16,894	17,460
Securities available-for-sale, at fair value	1,306,636	1,187,009
Securities held-to-maturity, at amortized cost (fair value 2015 – $20,054; 2014 – $27,670)	23,152	26,555
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	39,306	37,558
Loans, excluding covered loans	7,130,940	6,657,418
Covered loans	30,775	79,435
Allowance for loan and covered loan losses	(73,630)	(72,694)
Net loans	7,088,085	6,664,159
Other real estate owned ("OREO"), excluding covered OREO	27,349	26,898
Covered OREO	433	8,068
Federal Deposit Insurance Corporation ("FDIC") indemnification asset	3,903	8,452
Premises, furniture, and equipment, net	122,278	131,109
Investment in bank-owned life insurance ("BOLI")	209,601	206,498
Goodwill and other intangible assets	339,277	334,199
Accrued interest receivable and other assets	174,560	190,912
Total assets	$9,732,676	$9,445,139
Liabilities
Noninterest-bearing deposits	$2,414,454	$2,301,757
Interest-bearing deposits	5,683,284	5,586,001
Total deposits	8,097,738	7,887,758
Borrowed funds	165,096	137,994
Senior and subordinated debt	201,208	200,869
Accrued interest payable and other liabilities	122,366	117,743
Total liabilities	8,586,408	8,344,364
Stockholders' Equity
Common stock	882	882
Additional paid-in capital	446,672	449,798
Retained earnings	953,516	899,516
Accumulated other comprehensive loss, net of tax	(28,389)	(15,855)
Treasury stock, at cost	(226,413)	(233,566)
Total stockholders' equity	1,146,268	1,100,775
Total liabilities and stockholders' equity	$9,732,676	$9,445,139

	December 31, 2015		December 31, 2014
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	88,228	—	88,228
Shares outstanding	—	77,952	—	77,695
Treasury shares	—	10,276	—	10,533

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest Income
Loans, excluding covered loans	$297,823	$256,842	$239,224
Covered loans	2,480	8,659	13,804
Investment securities – taxable	18,082	14,516	12,249
Investment securities – tax-exempt	13,861	16,716	18,644
Other short-term investments	3,738	3,131	3,326
Total interest income	335,984	299,864	287,247
Interest Expense
Deposits	9,527	10,377	11,901
Borrowed funds	2,314	573	1,607
Senior and subordinated debt	12,545	12,062	13,607
Total interest expense	24,386	23,012	27,115
Net interest income	311,598	276,852	260,132
Provision for loan and covered loan losses	21,152	19,168	16,257
Net interest income after provision for loan and covered loan losses	290,446	257,684	243,875
Noninterest Income
Service charges on deposit accounts	39,979	36,910	36,526
Wealth management fees	29,162	26,474	24,185
Card-based fees	26,984	24,340	21,649
Merchant servicing fees	11,739	11,260	10,953
Mortgage banking income	5,741	4,011	5,306
Other service charges, commissions, and fees	13,654	8,086	7,663
BOLI income (loss)	4,185	2,873	(11,844)
Net securities gains	2,373	8,097	34,164
Other income	2,764	4,567	4,452
Gain on termination of FHLB forward commitments	—	—	7,829
Total noninterest income	136,581	126,618	140,883
Noninterest Expense
Salaries and wages	133,739	116,578	112,631
Retirement and other employee benefits	31,852	27,245	26,119
Net occupancy and equipment expense	38,720	35,181	31,832
Professional services	22,720	23,436	21,922
Technology and related costs	14,581	12,875	11,335
Merchant card expense	9,886	9,195	8,780
Advertising and promotions	7,606	8,159	7,754
FDIC premiums	6,017	5,824	6,438
Net OREO expense	5,281	7,075	8,547
Cardholder expense	5,243	4,251	4,021
Other expenses	21,601	20,135	17,358
Property valuation adjustments	8,581	—	—
Acquisition and integration related expenses	1,389	13,872	—
Total noninterest expense	307,216	283,826	256,737
Income before income tax expense	119,811	100,476	128,021
Income tax expense	37,747	31,170	48,715
Net income	$82,064	$69,306	$79,306
Per Common Share Data
Basic earnings per common share	$1.05	$0.92	$1.06
Diluted earnings per common share	1.05	0.92	1.06
Weighted-average common shares outstanding	77,059	74,484	73,984
Weighted-average diluted common shares outstanding	77,072	74,496	73,994

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$82,064	$69,306	$79,306
Securities available-for-sale
Unrealized holding (losses) gains:
Before tax	(9,824)	37,173	(2,054)
Tax effect	3,906	(14,918)	711
Net of tax	(5,918)	22,255	(1,343)
Less: reclassification of net gains included in net income:
Before tax	2,373	8,097	34,164
Tax effect	(970)	(3,311)	(13,973)
Net of tax	1,403	4,786	20,191
Net unrealized holding (losses) gains	(7,321)	17,469	(21,534)
Derivative instruments
Unrealized holding losses:
Before tax	(2,233)	(1,930)	—
Tax effect	903	792	—
Net of tax	(1,330)	(1,138)	—
Unrecognized net pension costs
Unrealized holding (losses) gains:
Before tax	(6,570)	(9,127)	17,600
Tax effect	2,687	3,733	(7,198)
Net of tax	(3,883)	(5,394)	10,402
Total other comprehensive (loss) income	(12,534)	10,937	(11,132)
Total comprehensive income	$69,530	$80,243	$68,174

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,115	$—	$(16,775)	$(15,660)
Other comprehensive (loss) income	(21,534)	—	10,402	(11,132)
Balance at December 31, 2013	(20,419)	—	(6,373)	(26,792)
Other comprehensive income (loss)	17,469	(1,138)	(5,394)	10,937
Balance at December 31, 2014	(2,950)	(1,138)	(11,767)	(15,855)
Other comprehensive loss	(7,321)	(1,330)	(3,883)	(12,534)
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2012	74,840	$858	$418,318	$786,453	$(15,660)	$(249,076)	$940,893
Net income	—	—	—	79,306	—	—	79,306
Other comprehensive loss	—	—	—	—	(11,132)	—	(11,132)
Common dividends declared ($0.16 per common share)	—	—	—	(12,019)	—	—	(12,019)
Share-based compensation expense	—	—	5,903	—	—	—	5,903
Restricted stock activity	234	—	(9,814)	—	—	8,276	(1,538)
Treasury stock issued to benefit plans	(3)	—	(114)	—	—	143	29
Balance at December 31, 2013	75,071	858	414,293	853,740	(26,792)	(240,657)	1,001,442
Net income	—	—	—	69,306	—	—	69,306
Other comprehensive income	—	—	—	—	10,937	—	10,937
Common dividends declared ($0.31 per common share)	—	—	—	(23,530)	—	—	(23,530)
Common stock issued, net of issuance costs	2,441	24	38,276	—	—	—	38,300
Share-based compensation expense	—	—	5,926	—	—	—	5,926
Restricted stock activity	176	—	(8,560)	—	—	6,585	(1,975)
Treasury stock issued to benefit plans	7	—	(137)	—	—	506	369
Balance at December 31, 2014	77,695	882	449,798	899,516	(15,855)	(233,566)	1,100,775
Net income	—	—	—	82,064	—	—	82,064
Other comprehensive loss	—	—	—	—	(12,534)	—	(12,534)
Common dividends declared ($0.36 per common share)	—	—	—	(28,064)	—	—	(28,064)
Purchase of treasury stock	(7)	—	—	—	—	(120)	(120)
Share-based compensation expense	—	—	7,242	—	—	—	7,242
Restricted stock activity	267	—	(10,236)	—	—	6,940	(3,296)
Treasury stock issued to benefit plans	(3)	—	(132)	—	—	333	201
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$82,064	$69,306	$79,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	21,152	19,168	16,257
Depreciation of premises, furniture, and equipment	13,367	12,224	11,038
Net amortization of premium on securities	4,849	8,218	9,174
Net securities gains	(2,373)	(8,097)	(34,164)
Gains on 1-4 family mortgage loan sales	(5,291)	(3,771)	(4,717)
Gain on termination of FHLB forward commitments	—	—	(7,829)
Net losses on early extinguishment of debt	—	2,059	1,034
Net losses on sales and valuation adjustments of OREO	2,631	3,325	3,908
Amortization of the FDIC indemnification asset	1,461	3,315	2,984
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	7,718	(3,277)	(79)
BOLI (income) loss	(4,185)	(2,873)	11,844
Net pension cost (income)	622	(959)	2,169
Share-based compensation expense	7,242	5,926	5,903
Tax expense related to share-based compensation	(1,200)	(106)	(10)
Provision for deferred income tax expense	16,897	16,215	33,467
Amortization of other intangible assets	3,920	2,889	3,278
Originations of mortgage loans held-for-sale	(158,699)	(97,535)	(40,681)
Proceeds from sales of mortgage loans held-for-sale	158,791	96,006	37,788
Net decrease (increase) in trading securities	566	(143)	(3,155)
Net decrease (increase) in accrued interest receivable and other assets	10,023	(18,015)	30,696
Net (decrease) increase in accrued interest payable and other liabilities	(1,042)	22,367	(21,859)
Net cash provided by operating activities	158,513	126,242	136,352
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	322,764	172,001	219,458
Proceeds from sales of securities available-for-sale	93,909	27,805	78,636
Purchases of securities available-for-sale	(509,481)	(25,856)	(335,442)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,645	4,675	7,043
Purchases of securities held-to-maturity	(1,242)	(2,638)	(17,070)
Net (purchases) redemption of FHLB stock	(1,190)	(427)	12,071
Net increase in loans	(401,363)	(279,952)	(354,600)
Proceeds from claims on BOLI, net of premiums paid	1,082	(85)	1,394
Proceeds from sales of OREO	18,572	22,368	25,797
Proceeds from sales of premises, furniture, and equipment	1,230	3,906	1,463
Purchases of premises, furniture, and equipment	(11,269)	(14,085)	(11,030)
Net cash (paid for) received from acquisitions	(16,047)	200,645	—
Net cash (used in) provided by investing activities	(498,390)	108,357	(372,280)
Financing Activities
Net increase (decrease) in deposit accounts	118,167	(73,244)	93,846
Net increase (decrease) in borrowed funds	25,902	(1,288)	38,358
Purchase of treasury stock	(120)	—	—
Payments for the retirement of subordinated debt	—	—	(24,094)
(Payment for) proceeds from the termination of FHLB advances and forward commitments	—	(116,609)	7,829
Cash dividends paid	(27,036)	(22,568)	(7,508)
Restricted stock activity	(2,890)	(2,781)	(1,607)
Excess tax benefit related to share-based compensation	794	912	79
Net cash provided by (used in) financing activities	114,817	(215,578)	106,903
Net (decrease) increase in cash and cash equivalents	(225,060)	19,021	(129,025)
Cash and cash equivalents at beginning of year	606,262	587,241	716,266
Cash and cash equivalents at end of year	$381,202	$606,262	$587,241

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$25,022	$16,375	$4,945
Interest paid to depositors and creditors	24,535	23,088	27,599
Dividends declared, but unpaid	7,250	6,222	5,260
Common stock issued for acquisitions, net of issuance costs	—	38,300	—
Non-cash transfers of loans to OREO	13,504	18,079	17,965
Non-cash transfers of loans held-for-investment to loans held-for-sale	28,540	71,272	1,925
Non-cash transfer of an investment from other assets to securities available-for-sale	—	—	2,787

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily throughout the Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. The Company operates three wholly owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst manages certain non-performing assets of the Company. Parasol serves in an advisory capacity to certain wealth management accounts with the Bank.
The Company is engaged in commercial and retail banking and offers a broad range of banking, treasury, and wealth management products and services, tailored to the needs of its commercial and industrial, commercial real estate, municipal, and consumer customers.
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
For the year ended December 31, 2014, the Bank acquired assets and assumed liabilities of Great Lakes Bank, National Association. The fair values assigned to these assets and liabilities were preliminary and subject to refinement after the acquisition date as new information related to acquisition date fair values became available. During the year ended December 31, 2015, the Bank obtained specific information relating to the acquisition date fair values of certain assets, which required measurement period adjustments. These adjustments were recognized in the current period in accordance with the early adoption of accounting guidance applicable to business combinations. See Note 3, "Acquisitions" for additional discussion related to these fair value adjustments.
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
Securities Held-to-Maturity – Securities classified as held-to-maturity are securities for which management has the intent and ability to hold to maturity. These securities are stated at cost and adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities using the effective interest method.

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
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment, (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, (iii) its intent to hold the security until its value recovers, and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities gains in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is separated into the amount related to credit deterioration, which is recognized through income as a realized loss, and the amount resulting from other factors, which is recognized in other comprehensive (loss) income.
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
90-Days Past Due Loans – The Company’s accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
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
The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending on the individual facts and circumstances of the loan. An evaluation of the borrower’s current creditworthiness is used to assess the borrower’s capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected future cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. For TDRs to be removed from TDR status in the calendar year after the restructuring, the loans must (i) have an interest rate and terms that reflect market conditions at the time of restructuring, and (ii) be in compliance with the modified terms. If the loan was restructured at below market rates and terms, it continues to be separately reported as a TDR until it is paid in full or charged-off.
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
The allowance for loan losses also consists of an allowance on acquired Non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. An allowance for credit losses is established as necessary to reflect credit deterioration since the acquisition date. The acquired Non-PCI allowance is based on management's evaluation of the acquired Non-PCI loan portfolio giving consideration to the current portfolio balance including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance on acquired PCI loans is determined in the same manner as the allowance for covered loan losses, which is discussed below. Acquired Non-PCI loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our general loan population and allocated an allowance based on a loss migration analysis.
Allowance for Covered Loan Losses – The allowance for covered loan losses consists of an allowance on covered Non-PCI and PCI loans. The allowance for covered Non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all outstanding covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates.
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
OREO – OREO consists of properties acquired through foreclosure in partial or total satisfaction of defaulted loans. At initial transfer into OREO, properties are recorded at fair value, less estimated selling costs. Subsequently, OREO is carried at the lower of the cost basis or fair value, less estimated selling costs. OREO write-downs occurring at the transfer date are charged against the allowance for loan and covered loan losses, establishing a new cost basis. Subsequent to the initial transfer, the carrying values of OREO may be adjusted through a valuation allowance to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, or changes in disposition strategies. Increases in value can be recognized through a reduction in the valuation allowance, but may not exceed the established cost basis. These valuation adjustments, along with expenses related to maintenance of the properties, are included in net OREO expense in the Consolidated Statements of Income.
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
Depreciable Assets – Premises, furniture, and equipment are stated at cost, less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Useful lives range from 3 to 10 years for furniture and equipment and 25 to 40 years for premises. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Gains on dispositions are included in other noninterest income and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life. Certain assets, such as buildings and land, that the Company intends to sell and meets held-for-sale criteria are transferred into the held-for-sale category at the lower of their fair value, as determined by a current appraisal, or their recorded investment.
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
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price of the acquisition over the fair value of the net tangible and intangible assets acquired using the acquisition method of accounting. Goodwill is not amortized. Instead, impairment testing is conducted annually as of October 1 or more often if events or circumstances between annual tests indicate that there may be impairment.
Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. The Company performs impairment testing using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, macroeconomic conditions, industry and market specific conditions and trends, the Company's financial performance, market capitalization, stock price, and Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative two-step goodwill impairment test. In the first step, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of the reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill.
Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. All of the Company's other intangible assets have finite lives and are amortized over varying periods not exceeding 13 years. Intangible assets are reviewed for impairment annually or more frequently when events or circumstances indicate that its carrying amount may not be recoverable.
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
Comprehensive Income – Comprehensive income is the total of reported net income and other comprehensive (loss) income which includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive (loss) income in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated as cash flow hedges, and (iii) changes in unrecognized net pension costs related to the Company's pension plan.
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
Income Taxes – The Company files United States ("U.S.") federal income tax returns and state income tax returns in various states. The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company's income tax return.
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
2.  RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors: In January of 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify when an in substance repossession or foreclosure occurs and an entity is considered to have received physical possession of the residential real estate property such that a loan receivable should be derecognized and the real estate property recognized. Additionally, the guidance requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the entity and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of this guidance on January 1, 2015 did not materially impact the Company's financial condition, results of operations, or liquidity.
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
Simplifying the Accounting for Measurement-Period Adjustments: In September of 2015, the FASB issued guidance to simplify the recognition of measurement-period adjustments related to a business combination. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the reporting period in which the adjustment amounts are determined. In addition, the effect of the adjustments on the income statement must be calculated as if the accounting had been completed at the acquisition date. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption of this guidance is permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015, which did not materially impact the Company's financial condition, results of operations, or liquidity.
Accounting Pronouncements Pending Adoption
Amendments to Consolidation Analysis: In February of 2015, the FASB issued guidance that updates current accounting for the consolidation of certain legal entities. This guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides certain exceptions from consolidation guidance for certain reporting entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. This guidance also requires entities to recognize changes in instrument-specific credit risk related to financial liabilities measured under the fair value option in other comprehensive income. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. This guidance is effective for annual and interim periods beginning after December 15, 2017. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
3.  ACQUISITIONS
Pending Acquisitions
The National Bank & Trust Company of Sycamore
On November 12, 2015, the Company entered into a definitive agreement to acquire NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. As part of the acquisition, the Company will acquire ten banking offices in northern Illinois, $415 million in loans, $600 million in deposits, and over $700 million in trust assets under management. The merger consideration will be a combination of Company common stock and cash, with an overall transaction value of $70 million. The Company received approval for this acquisition from the Federal Reserve on January 5, 2016 and the Illinois Department of Financial and Professional Regulation on January 15, 2016. The acquisition is expected to close and operating systems converted late in the first quarter of 2016, subject to approval by the stockholders of NI Bancshares and customary closing conditions.
Completed Acquisitions
The Peoples' Bank of Arlington Heights
On December 3, 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples") and its wholly owned banking subsidiary, The Peoples' Bank of Arlington Heights. With the acquisition, the Company acquired all assets and assumed all liabilities of Peoples, which included two banking offices in Arlington Heights, Illinois, at a purchase price of $16.8 million paid in cash. The Company recorded goodwill of $7.5 million associated with the acquisition. The Company is finalizing the fair values of the assets and liabilities acquired. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.
Popular Community Bank
On August 8, 2014, the Bank completed the acquisition of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, which is a subsidiary of Popular, Inc. The acquisition included Popular's twelve full-service retail banking offices and its small business and middle market commercial lending activities in the Chicago metropolitan area at a purchase price of $19.0 million paid in cash. The Company recorded goodwill of $32.2 million associated with the acquisition. The fair value adjustments associated with this transaction were finalized during the second quarter of 2015 and there were no measurement period adjustments during 2015.

Great Lakes Financial Resources, Inc.
On December 2, 2014, the Company completed the acquisition of the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association. The Company acquired all assets and assumed all liabilities of Great Lakes, which included seven full-service retail banking offices and one drive-up location, at a purchase price of $55.8 million. Consideration consisted of $38.3 million in Company common stock and $17.5 million in cash. The Company recorded goodwill of $10.3 million associated with the acquisition.
During the fourth quarter of 2015, the Company finalized the fair value adjustments associated with the Great Lakes transaction, which required a measurement period adjustment of $933,000 and $523,000 to decrease loans and premises, furniture, and equipment, respectively, $582,000 to increase accrued interest receivable and other assets for the related deferred tax asset, and $874,000 to increase goodwill. These adjustments were recognized in the current period in accordance with the early adoption of revised accounting guidance applicable to business combinations.
The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Peoples, Popular, and Great Lakes transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands)

	Peoples	Popular	Great Lakes
	December 3, 2015	August 8, 2014	December 2, 2014
Assets
Cash and due from banks and interest-bearing deposits in other banks	$781	$161,276	$78,609
Securities available-for-sale	41,492	—	219,279
FHLB and FRB stock	558	—	1,970
Loans	53,917	549,386	223,169
OREO	515	—	1,244
Investment in BOLI	—	—	10,373
Goodwill	7,544	32,181	10,339
Other intangible assets	580	8,003	6,192
Premises, furniture, and equipment	2,215	4,647	5,011
Accrued interest receivable and other assets	2,911	6,574	10,059
Total assets	$110,513	$762,067	$566,245
Liabilities
Noninterest-bearing deposits	$15,869	$163,299	$110,885
Interest-bearing deposits	75,944	568,573	353,424
Total deposits	91,813	731,872	464,309
Intangible liabilities	—	10,631	—
Borrowed funds	1,200	—	29,490
Senior and subordinated debt	—	—	9,809
Accrued interest payable and other liabilities	672	564	6,887
Total liabilities	93,685	743,067	510,495
Consideration Paid
Common stock (2014 - 2,440,754 shares issued at $15.737 per share), net of $110,000 in issuance costs	—	—	38,300
Cash paid	16,828	19,000	17,450
Total consideration paid	16,828	19,000	55,750
	$110,513	$762,067	$566,245

National Machine Tool Financial Corporation
On September 26, 2014, the Bank completed the acquisition of National Machine Tool Financial Corporation, now known as First Midwest Equipment Finance Co. ("FMEF"), which provides equipment leasing and commercial financing alternatives to traditional bank financing. On the date of acquisition, the Bank acquired approximately $5.9 million in assets, excluding goodwill, which primarily consisted of direct financing leases, lease loans, and other assets, at a purchase price of $3.1 million paid in cash. Goodwill recorded as a result of the acquisition totaled $4.0 million.
The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the September 26, 2014 acquisition date and have been accounted for under the acquisition method of accounting. The fair value adjustments associated with this transaction were finalized during the third quarter of 2015 and required no measurement period adjustments during 2015.
Expenses related to the acquisition and integration of the transactions above totaled $1.4 million and $13.9 million during the years ended December 31, 2015 and 2014, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income.
4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2015				2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$17,000	$15	$(35)	$16,980	$—	$—	$—	$—
U.S. agency securities	86,461	351	(169)	86,643	30,297	144	(10)	30,431
Collateralized mortgage obligations ("CMOs")	695,198	1,072	(9,085)	687,185	538,882	2,256	(6,982)	534,156
Other mortgage-backed securities ("MBSs")	152,481	1,920	(871)	153,530	155,443	4,632	(310)	159,765
Municipal securities	321,437	6,443	(310)	327,570	414,255	10,583	(1,018)	423,820
Trust preferred collateralized debt obligations ("CDOs")	48,287	34	(16,792)	31,529	48,502	152	(14,880)	33,774
Corporate debt securities	—	—	—	—	1,719	83	—	1,802
Equity securities	3,282	86	(169)	3,199	3,224	72	(35)	3,261
Total securities available-for-sale	$1,324,146	$9,921	$(27,431)	$1,306,636	$1,192,322	$17,922	$(23,235)	$1,187,009
Securities Held-to-Maturity
Municipal securities	$23,152	$—	$(3,098)	$20,054	$26,555	$1,115	$—	$27,670
Trading Securities				$16,894				$17,460

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$95,201	$93,096	$2,092	$1,812
After one year to five years	272,169	266,151	8,809	7,630
After five years to ten years	57,528	56,256	4,184	3,624
After ten years	48,287	47,219	8,067	6,988
Securities that do not have a single contractual maturity date	850,961	843,914	—	—
Total	$1,324,146	$1,306,636	$23,152	$20,054
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $856.9 million as of December 31, 2015 and $779.4 million as of December 31, 2014. No securities held-to-maturity were pledged as of December 31, 2015 or 2014.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2015 or 2014.
During the years ended December 31, 2015, 2014, and 2013 there were no material gross trading gains (losses). The following table presents net realized gains on securities available-for-sale.
Securities Available-for-Sale Gains (Losses)
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Gains (losses) on sales of securities:
Gross realized gains	$2,519	$8,188	$34,572
Gross realized losses	(146)	(63)	—
Net realized gains on sales of securities	2,373	8,125	34,572
Non-cash impairment charges:
OTTI	—	(28)	(408)
Net realized gains	$2,373	$8,097	$34,164
During 2015, net securities gains primarily consisted of sales of MBSs at gains of $1.9 million and sales of CMOs, municipal securities, and other investments at net gains of $521,000. Net securities gains consisted of the sale of a non-accrual CDO at a gain of $3.5 million and other investments at gains totaling $4.6 million during 2014. The Company sold its investment in an equity security during 2013, which resulted in a $34.0 million gain.
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

The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the years ended December 31, 2015, 2014, and 2013. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$23,880	$32,422	$38,803
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	28	—
Losses on securities that did not previously have OTTI	—	—	408
Reduction for securities sales (2)	(171)	(8,570)	(6,789)
Ending balance	$23,709	$23,880	$32,422

(1)	Included in net securities gains in the Consolidated Statements of Income.

(2)
These reductions were driven by the sale of one CMO with a carrying value of $1.3 million during the year ended December 31, 2015, one CDO with a carrying value of $1.3 million during the year ended December 31, 2014, and one CDO with a carrying value of zero during the year ended December 31, 2013.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2015 and 2014.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2015
Securities Available-for-Sale:
U.S. treasury securities	4	$7,946	$35	$—	$—	$7,946	$35
U.S. agency securities	10	30,620	169	—	—	30,620	169
CMOs	133	309,787	3,110	257,362	5,975	567,149	9,085
MBSs	27	63,028	427	31,980	444	95,008	871
Municipal securities	68	8,135	65	24,227	245	32,362	310
CDOs	8	8,034	971	21,642	15,821	29,676	16,792
Equity securities	2	485	120	2,305	49	2,790	169
Total	252	$428,035	$4,897	$337,516	$22,534	$765,551	$27,431
Securities Held-to-Maturity:
Municipal securities	19	$20,054	$3,098	$—	$—	$20,054	$3,098

As of December 31, 2014
Securities Available-for-Sale:
U.S. agency securities	1	$1,943	$10	$—	$—	$1,943	$10
CMOs	87	61,321	559	284,327	6,423	345,648	6,982
MBSs	11	1,113	1	39,043	309	40,156	310
Municipal securities	91	1,317	9	53,987	1,009	55,304	1,018
CDOs	4	—	—	22,791	14,880	22,791	14,880
Equity securities	1	—	—	2,270	35	2,270	35
Total	195	$65,694	$579	$402,418	$22,656	$468,112	$23,235
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2015 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of December 31, 2015 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 22, "Fair Value."
5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Commercial and industrial	$2,524,726	$2,253,556
Agricultural	387,440	358,249
Commercial real estate:
Office, retail, and industrial	1,395,454	1,478,379
Multi-family	528,324	564,421
Construction	216,882	204,236
Other commercial real estate	931,190	887,897
Total commercial real estate	3,071,850	3,134,933
Total corporate loans	5,984,016	5,746,738
Home equity	653,468	543,185
1-4 family mortgages	355,854	291,463
Installment	137,602	76,032
Total consumer loans	1,146,924	910,680
Total loans, excluding covered loans	7,130,940	6,657,418
Covered loans (1)	30,775	79,435
Total loans	$7,161,715	$6,736,853
Deferred loan fees included in total loans	$5,191	$3,922
Overdrawn demand deposits included in total loans	2,810	3,438

(1)	For information on covered loans, see Note 6, "Acquired and Covered Loans."
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Company's markets.
Construction loans are generally based on estimates of costs and values associated with the completed project and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.
Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral.
The carrying value of loans that were pledged to secure liabilities as of December 31, 2015 and 2014 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2015	2014
Loans pledged to secure:
FHLB advances	$3,057,421	$1,952,736
FRB's Discount Window Primary Credit Program	841,808	845,974
Total	$3,899,229	$2,798,710

1-4 Family Mortgage Loan Sales
The following table presents 1-4 family mortgage loan sales for the years ended December 31, 2015, 2014, and 2013.
1-4 Family Mortgage Loan Sales
(Dollar amounts in thousands)

	Proceeds	Book Value	Net Gains (1)
Year Ended December 31, 2015
Loans originated with intent to sell	$157,499	$153,130	$4,369
Loans held-for-investment	27,809	26,887	922
Total	$185,308	$180,017	$5,291
Year Ended December 31, 2014
Loans originated with intent to sell	$95,422	$92,525	$2,897
Loans held-for-investment	53,258	52,384	874
Total	$148,680	$144,909	$3,771
Year Ended December 31, 2013
Loans originated with intent to sell	$37,788	$36,592	$1,196
Loans held-for-investment	114,342	110,821	3,521
Total	$152,130	$147,413	$4,717

(1)	Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.
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
During 2015, non-residential mortgage loans and OREO related to three FDIC-assisted transactions were no longer covered under the FDIC Agreements. These non-residential loans and OREO, which totaled $21.0 million as of December 31, 2015, are included in acquired loans and no longer classified as covered loans. The losses on residential mortgage loans and OREO will continue to be covered under the FDIC Agreements through various dates between December 31, 2019 and September 30, 2020.
The following table presents acquired and covered PCI and Non-PCI loans as of December 31, 2015 and 2014.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2015			2014
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$50,286	$534,506	$584,792	$28,712	$714,836	$743,548
Covered loans	9,919	20,856	30,775	54,682	24,753	79,435
Total acquired and covered loans	$60,205	$555,362	$615,567	$83,394	$739,589	$822,983
Acquired Non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $61.6 million as of December 31, 2015.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of December 31, 2015, 2014, and 2013.
Rollforwards of the carrying value of the FDIC indemnification asset for the three years ended December 31, 2015 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$8,452	$16,585	$37,051
Amortization	(1,461)	(3,315)	(2,984)
Change in expected reimbursements from the FDIC for changes in expected credit losses	1,313	(481)	(1,242)
Payments received from the FDIC	(4,401)	(4,337)	(16,240)
Ending balance	$3,903	$8,452	$16,585
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$28,244	$36,792	$51,498
Additions	1,168	3,517	—
Accretion	(11,311)	(12,535)	(15,016)
Other (1)	6,811	470	310
Ending balance	$24,912	$28,244	$36,792

(1)	Represents a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2015 and 2014. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of December 31, 2015
Commercial and industrial	$2,516,197	$4,956	$3,573	$8,529	$2,524,726	$5,587	$857
Agricultural	387,109	245	86	331	387,440	355	—
Commercial real estate:
Office, retail, and industrial	1,386,383	2,647	6,424	9,071	1,395,454	6,875	4
Multi-family	526,625	541	1,158	1,699	528,324	796	548
Construction	216,377	—	505	505	216,882	905	—
Other commercial real estate	922,531	3,575	5,084	8,659	931,190	5,611	661
Total commercial real estate	3,051,916	6,763	13,171	19,934	3,071,850	14,187	1,213
Total corporate loans	5,955,222	11,964	16,830	28,794	5,984,016	20,129	2,070
Home equity	647,175	3,247	3,046	6,293	653,468	5,310	216
1-4 family mortgages	350,980	2,680	2,194	4,874	355,854	3,416	528
Installment	136,780	753	69	822	137,602	20	69
Total consumer loans	1,134,935	6,680	5,309	11,989	1,146,924	8,746	813
Total loans, excluding covered loans	7,090,157	18,644	22,139	40,783	7,130,940	28,875	2,883
Covered loans	29,808	405	562	967	30,775	555	174
Total loans	$7,119,965	$19,049	$22,701	$41,750	$7,161,715	$29,430	$3,057
As of December 31, 2014
Commercial and industrial	$2,230,947	$19,505	$3,104	$22,609	$2,253,556	$22,693	$205
Agricultural	355,982	1,934	333	2,267	358,249	360	—
Commercial real estate:
Office, retail, and industrial	1,463,724	2,340	12,315	14,655	1,478,379	12,939	76
Multi-family	562,625	1,261	535	1,796	564,421	754	83
Construction	197,255	—	6,981	6,981	204,236	6,981	—
Other commercial real estate	876,609	5,412	5,876	11,288	887,897	6,970	438
Total commercial real estate	3,100,213	9,013	25,707	34,720	3,134,933	27,644	597
Total corporate loans	5,687,142	30,452	29,144	59,596	5,746,738	50,697	802
Home equity	535,587	3,216	4,382	7,598	543,185	6,290	145
1-4 family mortgages	287,892	2,246	1,325	3,571	291,463	2,941	166
Installment	75,428	506	98	604	76,032	43	60
Total consumer loans	898,907	5,968	5,805	11,773	910,680	9,274	371
Total loans, excluding covered loans	6,586,049	36,420	34,949	71,369	6,657,418	59,971	1,173
Covered loans	66,331	2,714	10,390	13,104	79,435	6,186	5,002
Total loans	$6,652,380	$39,134	$45,339	$84,473	$6,736,853	$66,157	$6,175

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2015, 2014, and 2013 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
As of December 31, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(15,885)	(2,887)	(545)	(136)	(2,643)	(4,187)	(634)	—	(26,917)
Recoveries	2,573	467	15	350	1,993	1,183	120	—	6,701
Net charge-offs	(13,312)	(2,420)	(530)	214	(650)	(3,004)	(514)	—	(20,216)
Provision for loan and covered loan losses and other	20,928	4,544	743	(1,071)	(1,589)	2,671	(5,074)	(591)	20,561
Ending Balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
As of December 31, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(17,424)	(7,345)	(943)	(1,052)	(4,834)	(7,574)	(1,012)	—	(40,184)
Recoveries	3,800	497	87	166	1,727	729	1,199	—	8,205
Net charge-offs	(13,624)	(6,848)	(856)	(886)	(3,107)	(6,845)	187	—	(31,979)
Provision for loan and covered loan losses and other	12,701	7,435	1,088	(3,133)	617	5,980	(5,520)	200	19,368
Ending balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
As of December 31, 2013
Beginning balance	$36,761	$11,432	$3,575	$9,223	$13,531	$12,862	$12,062	$3,366	$102,812
Charge-offs	(12,094)	(4,744)	(1,029)	(1,916)	(4,784)	(9,414)	(4,599)	—	(38,580)
Recoveries	3,797	228	584	1,032	1,646	1,071	24	—	8,382
Net charge-offs	(8,297)	(4,516)	(445)	(884)	(3,138)	(8,343)	(4,575)	—	(30,198)
Provision for loan and covered loan losses and other	1,917	3,489	(1,113)	(2,023)	424	8,491	5,072	(1,750)	14,507
Ending balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2015 and 2014.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2015
Commercial, industrial, and agricultural	$2,871	$2,902,361	$6,934	$2,912,166	$883	$35,378	$813	$37,074
Commercial real estate:
Office, retail, and industrial	6,162	1,376,789	12,503	1,395,454	715	10,833	1,568	13,116
Multi-family	800	526,037	1,487	528,324	—	2,367	95	2,462
Construction	178	212,671	4,033	216,882	—	1,160	280	1,440
Other commercial real estate	3,665	913,161	14,364	931,190	—	5,367	721	6,088
Total commercial real estate	10,805	3,028,658	32,387	3,071,850	715	19,727	2,664	23,106
Total corporate loans	13,676	5,931,019	39,321	5,984,016	1,598	55,105	3,477	60,180
Consumer	—	1,135,959	10,965	1,146,924	—	11,425	387	11,812
Total loans, excluding covered loans	13,676	7,066,978	50,286	7,130,940	1,598	66,530	3,864	71,992
Covered loans	—	20,856	9,919	30,775	—	248	1,390	1,638
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$13,676	$7,087,834	$60,205	$7,161,715	$1,598	$68,003	$5,254	$74,855
As of December 31, 2014
Commercial, industrial, and agricultural	$19,796	$2,588,141	$3,868	$2,611,805	$2,249	$27,209	$—	$29,458
Commercial real estate:
Office, retail, and industrial	12,332	1,458,918	7,129	1,478,379	271	10,721	—	10,992
Multi-family	939	561,400	2,082	564,421	—	2,249	—	2,249
Construction	6,671	195,094	2,471	204,236	—	2,297	—	2,297
Other commercial real estate	3,266	880,087	4,544	887,897	11	8,316	—	8,327
Total commercial real estate	23,208	3,095,499	16,226	3,134,933	282	23,583	—	23,865
Total corporate loans	43,004	5,683,640	20,094	5,746,738	2,531	50,792	—	53,323
Consumer	—	902,062	8,618	910,680	—	11,822	323	12,145
Total loans, excluding covered loans	43,004	6,585,702	28,712	6,657,418	2,531	62,614	323	65,468
Covered loans	—	24,753	54,682	79,435	—	488	6,738	7,226
Reserve for unfunded commitments	—	—	—	—	—	1,816	—	1,816
Total loans	$43,004	$6,610,455	$83,394	$6,736,853	$2,531	$64,918	$7,061	$74,510

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2015 and 2014. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2015				2014
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$1,673	$1,198	$4,592	$883	$666	$19,130	$35,457	$2,249
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	4,654	1,508	12,083	715	9,623	2,709	18,340	271
Multi-family	800	—	941	—	939	—	1,024	—
Construction	178	—	299	—	6,671	—	7,731	—
Other commercial real estate	3,665	—	4,403	—	2,752	514	4,490	11
Total commercial real estate	9,297	1,508	17,726	715	19,985	3,223	31,585	282
Total impaired loans individually evaluated for impairment	$10,970	$2,706	$22,318	$1,598	$20,651	$22,353	$67,042	$2,531

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2015, 2014, and 2013. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2015		2014		2013
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$8,940	$163	$16,137	$371	$20,925	$205
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	9,359	52	19,003	245	24,802	18
Multi-family	855	13	1,245	5	1,116	8
Construction	3,902	118	5,764	—	5,932	—
Other commercial real estate	3,310	44	6,014	138	13,141	31
Total commercial real estate	17,426	227	32,026	388	44,991	57
Total impaired loans	$26,366	$390	$48,163	$759	$65,916	$262

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of December 31, 2015 and 2014.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)(4)	Substandard (2)(4)	Non-Accrual (3)	Total
As of December 31, 2015
Commercial and industrial	$2,379,992	$86,263	$52,884	$5,587	$2,524,726
Agricultural	381,523	—	5,562	355	387,440
Commercial real estate:
Office, retail, and industrial	1,320,164	32,627	35,788	6,875	1,395,454
Multi-family	517,412	6,146	3,970	796	528,324
Construction	201,496	4,678	9,803	905	216,882
Other commercial real estate	898,746	13,179	13,654	5,611	931,190
Total commercial real estate	2,937,818	56,630	63,215	14,187	3,071,850
Total corporate loans	$5,699,333	$142,893	$121,661	$20,129	$5,984,016
As of December 31, 2014
Commercial and industrial	$2,115,170	$84,615	$31,078	$22,693	$2,253,556
Agricultural	357,595	294	—	360	358,249
Commercial real estate:
Office, retail, and industrial	1,393,885	38,891	32,664	12,939	1,478,379
Multi-family	553,255	6,363	4,049	754	564,421
Construction	178,992	5,776	12,487	6,981	204,236
Other commercial real estate	829,003	32,517	19,407	6,970	887,897
Total commercial real estate	2,955,135	83,547	68,607	27,644	3,134,933
Total corporate loans	$5,427,900	$168,456	$99,685	$50,697	$5,746,738

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $862,000 as of December 31, 2015 and $1.8 million as of December 31, 2014.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2015
Home equity	$648,158	$5,310	$653,468
1-4 family mortgages	352,438	3,416	355,854
Installment	137,582	20	137,602
Total consumer loans	$1,138,178	$8,746	$1,146,924
As of December 31, 2014
Home equity	$536,895	$6,290	$543,185
1-4 family mortgages	288,522	2,941	291,463
Installment	75,989	43	76,032
Total consumer loans	$901,406	$9,274	$910,680
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2015 and 2014. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2015			2014
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$294	$1,050	$1,344	$269	$18,799	$19,068
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	164	—	164	586	—	586
Multi-family	598	186	784	887	232	1,119
Construction	—	—	—	—	—	—
Other commercial real estate	340	—	340	433	183	616
Total commercial real estate	1,102	186	1,288	1,906	415	2,321
Total corporate loans	1,396	1,236	2,632	2,175	19,214	21,389
Home equity	494	667	1,161	651	506	1,157
1-4 family mortgages	853	421	1,274	878	184	1,062
Installment	—	—	—	—	—	—
Total consumer loans	1,347	1,088	2,435	1,529	690	2,219
Total loans	$2,743	$2,324	$5,067	$3,704	$19,904	$23,608

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $758,000 in specific reserves related to TDRs as of December 31, 2015, and there were $1.8 million in specific reserves related to TDRs as of December 31, 2014.

The following table presents a summary of loans that were restructured during the years ended December 31, 2015, 2014, and 2013.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2015
Home equity	1	$120	$—	$—	$—	$120
1-4 family mortgages	2	325	—	—	—	325
Total loans restructured during the period	3	$445	$—	$—	$—	$445
Year Ended December 31, 2014
Commercial and industrial	7	$23,852	$—	$—	$—	$23,852
Office, retail, and industrial	1	417	—	—	—	417
Multi-family	1	275	—	—	—	275
Home equity	1	75	—	—	—	75
Total loans restructured during the period	10	$24,619	$—	$—	$—	$24,619
Year Ended December 31, 2013
Commercial and industrial	7	$14,439	$—	$2	$—	$14,441
Office, retail, and industrial	6	2,275	30	—	—	2,305
Multi-family	5	1,274	—	57	—	1,331
Construction	2	508	—	—	—	508
Other commercial real estate	5	526	—	—	—	526
Home equity	13	1,189	—	—	—	1,189
1-4 family mortgages	1	132	—	4	—	136
Total loans restructured during the period	39	$20,343	$30	$63	$—	$20,436
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2015, 2014, and 2013 where the default occurred within twelve months of the restructure date.
TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2015		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	2	$125	1	$350
Other commercial real estate	—	—	—	—	3	354
Home equity	—	—	1	77	—	—
Total	—	$—	3	$202	4	$704

A rollforward of the carrying value of TDRs for the years ended December 31, 2015, 2014, and 2013 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Accruing
Beginning balance	$3,704	$23,770	$6,867
Additions	120	804	4,847
Net payments	(774)	(1,440)	(723)
Returned to performing status	—	(20,656)	(5,529)
Net transfers (to) from non-accrual	(307)	1,226	18,308
Ending balance	2,743	3,704	23,770
Non-accrual
Beginning balance	19,904	4,083	10,924
Additions	325	23,815	15,589
Net (payments) advances	(15,525)	1,991	(1,359)
Charge-offs	(2,687)	(8,457)	(1,880)
Transfers to OREO	—	(302)	(77)
Loans sold	—	—	(806)
Net transfers from (to) accruing	307	(1,226)	(18,308)
Ending balance	2,324	19,904	4,083
Total TDRs	$5,067	$23,608	$27,853

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
There were no material commitments to lend additional funds to borrowers with TDRs as of December 31, 2015 and there were $666,000 in commitments as of December 31, 2014.

8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Land	$43,442	$51,104
Premises	152,444	148,963
Furniture and equipment	90,672	85,489
Total cost	286,558	285,556
Accumulated depreciation	(171,708)	(156,473)
Net book value of premises, furniture, and equipment	114,850	129,083
Assets held-for-sale	7,428	2,026
Total premises, furniture, and equipment	$122,278	$131,109
As of December 31, 2015, assets held-for-sale consisted of twelve closed branches and seven parcels of land previously purchased for expansion. These properties were transferred from land and premises to assets held-for-sale due to the Company's intent to sell these properties over the next twelve months as a result of its strategic branch initiatives. As a result, property valuation adjustments of $8.6 million were recognized and included as a separate component in noninterest expense on the Consolidated Statements of Income.
Depreciation on premises, furniture, and equipment totaled $13.4 million in 2015, $12.2 million in 2014, and $11.0 million in 2013.
Operating Leases
As of December 31, 2015, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2030. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2016	$5,119
2017	4,832
2018	4,115
2019	2,327
2020	1,893
2021 and thereafter	11,287
Total minimum lease payments	$29,573

As part of the Popular acquisition completed in 2014, the Company assumed certain operating leases related to various branches. On the date of acquisition, an intangible liability of $10.6 million was recorded as the cash flows of the leases exceeded the fair market value. This intangible liability will be accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2018 to 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
Year ending December 31,
2016	$1,144
2017	1,144
2018	900
2019	651
2020	613
2021 and thereafter	4,582
Total accretion	$9,034
The following table presents net operating lease expense for the years ended December 31, 2015, 2014, and 2013.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Lease expense charged to operations (1)	$5,706	$4,216	$3,123
Rental income from premises leased to others (2)	606	541	531
Net operating lease expense	$5,100	$3,675	$2,592

(1)
Includes amounts paid under short-term cancelable leases and included in net occupancy and equipment expense in the Consolidated Statements of Income. As of December 31, 2015 and 2014, lease expense is net of accretion related to the intangible liability of $1.1 million and $453,000, respectively.

(2)	Included as a reduction to net occupancy and equipment expense in the Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2015. It was determined that no impairment existed as of that date or as of December 31, 2015. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014, and 2013.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$310,589	$264,062	$265,477
Acquisitions	8,418	46,527	—
Sale of equity method investment	—	—	(1,415)
Ending balance	$319,007	$310,589	$264,062
The increase in goodwill for the year ended December 31, 2015 resulted from the Peoples acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes acquisition. During the year ended December 31, 2014, the increase in goodwill resulted from the Popular, Great Lakes, and National Machine Tool acquisitions. See Note 3, "Acquisitions," for additional detail regarding these transactions.

The Company's other intangible assets are core deposit intangibles, which are being amortized over their estimated useful lives. Other intangible assets is subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. During 2015, there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2015			2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$47,970	$24,360	$23,610	$33,775	$21,471	$12,304	$33,775	$18,193	$15,582
Additions	580	—	580	14,195	—	14,195	—	—	—
Amortization expense	—	3,920	(3,920)	—	2,889	(2,889)	—	3,278	(3,278)
Ending balance	$48,550	$28,280	$20,270	$47,970	$24,360	$23,610	$33,775	$21,471	$12,304
Weighted-average remaining life (in years)			7.4			8.0			5.9
Estimated remaining useful lives (in years)			0.8 to 10.0			0.3 to 10.3			0.2 to 11.3
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year ending December 31,
2016	$3,901
2017	3,121
2018	2,196
2019	2,131
2020	2,080
2021 and thereafter	6,841
Total	$20,270
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Demand deposits	$2,414,454	$2,301,757
Savings deposits	1,547,587	1,391,444
NOW accounts	1,456,175	1,413,973
Money market deposits	1,526,056	1,509,026
Time deposits less than $100,000	754,576	859,441
Time deposits greater than $100,000	398,890	412,117
Total deposits	$8,097,738	$7,887,758

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year ending December 31,
2016	$754,417
2017	162,138
2018	71,235
2019	70,948
2020	94,472
2021 and thereafter	256
Total	$1,153,466

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Securities sold under agreements to repurchase	$155,196	$137,994
FHLB advances	9,900	—
Total borrowed funds	$165,096	$137,994
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2015, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. As of December 31, 2015, the Company held one $9.9 million 3-month FHLB advance with a fixed interest rate of 0.4% that matures on March 1, 2016. During 2014, the Company prepaid $114.6 million of FHLB advances which resulted in a $2.1 million pre-tax loss on the early extinguishment of debt and is included in other noninterest income in the Consolidated Statements of Income.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2015 and 2014.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
FRBs Discount Window Primary Credit Program	$655,745	$675,507
Available federal funds lines	659,000	685,500
Correspondent bank line of credit	—	35,000
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets. As of December 31, 2014, the Company had a $35.0 million short-term, unsecured revolving line of credit with a correspondent bank that it allowed to expire on January 20, 2015.

12.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2015	2014
Senior notes	March 2006	November 2016	5.875%	$114,891	$114,768
Subordinated notes	September 2009	April 2016	5.850%	38,499	38,495
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,799	37,797
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,296	4,202
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,723	5,607
Total junior subordinated debentures				47,818	47,606
Total senior and subordinated debt				$201,208	$200,869

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company through the Great Lakes acquisition. As of December 31, 2015, these amounts include acquisition adjustments which resulted in a discount of $1.9 million to GLST II and $2.5 million to GLST III. The acquisition adjustments totaled $2.0 million and $2.6 million to GLST II and GLST III, respectively, as of December 31, 2014.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
Junior Subordinated Debentures
FMCT is a Delaware statutory business trust that was formed in 2003. During 2014, the Company acquired two Delaware statutory business trusts, GLST II and GLST III, in the Great Lakes transaction. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of each trust. Therefore, each trust's ability to pay amounts due on the trust-preferred securities is solely dependent on the Company making payments on the related junior subordinated debentures. The trust-preferred securities are subject to mandatory redemption, in whole or in part, on repayment of the junior subordinated debentures at the stated maturity date or on redemption. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
Trust-preferred securities are included in Tier 1 capital of the Company for regulatory capital purposes. The statutory trusts qualify as VIEs for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.

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
Quarterly Dividend on Common Shares
The Company's Board of Directors ("the Board") declared stock dividends of $0.01 per share for the first quarter of 2013 and $0.04 per share for the second quarter of 2013 and the third quarter of 2013. The Company increased the quarterly dividend to $0.07 per share for the fourth quarter of 2013 and the first quarter of 2014, and to $0.08 per share for each of the quarters from the second quarter of 2014 through the fourth quarter of 2014. The Company increased the quarterly dividend to $0.09 per share for each of the quarters from the first quarter of 2015 through the fourth quarter of 2015.
Other than share-based compensation which is disclosed in Note 17, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2015.
14.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per share.
Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net income	$82,064	$69,306	$79,306
Net income applicable to non-vested restricted shares	(882)	(836)	(1,107)
Net income applicable to common shares	$81,182	$68,470	$78,199
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	77,059	74,484	73,984
Dilutive effect of common stock equivalents	13	12	10
Weighted-average diluted common shares outstanding	77,072	74,496	73,994
Basic earnings per common share	$1.05	$0.92	$1.06
Diluted earnings per common share	1.05	0.92	1.06
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	800	1,198	1,462

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

15.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
Federal	$18,524	$16,343	$4,744
State	2,326	(1,388)	10,504
Total	20,850	14,955	15,248
Deferred income tax expense:
Federal	12,048	7,901	31,572
State	4,849	8,314	1,895
Total	16,897	16,215	33,467
Total income tax expense	$37,747	$31,170	$48,715
Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income as well as state income taxes. State income tax expense and the related effective income tax rate are driven by both the amount of state tax-exempt income in relation to pre-tax income and state tax rules for consolidated/combined reporting and sourcing of income and expense.
Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$41,934	35.0%	$35,167	35.0%	$44,807	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt income, net of interest expense disallowance	(6,752)	(5.6)	(7,520)	(7.5)	(7,877)	(6.2)
State income tax, net of federal income tax effect	4,665	3.9	4,503	4.5	8,142	6.4
Other	(2,100)	(1.8)	(980)	(1.0)	3,643	2.9
Total	$37,747	31.5%	$31,170	31.0%	$48,715	38.1%
The increase in income tax expense and the effective tax rate from the years ended December 31, 2014 to 2015 was due primarily to a rise in income subject to tax at statutory rates, partially offset by decreases in state statutory rates. A decrease in income subject to tax at statutory rates drove the decline in income tax expense and effective tax rate from the years ended December 31, 2013 to 2014.
As of December 31, 2015, 2014, and 2013, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for credit losses	$26,131	$26,078
Unrealized losses on securities	18,328	18,527
Alternative minimum tax ("AMT") and other credit carryforwards	17,739	29,007
State net operating loss ("NOL") carryforwards	7,679	11,917
Equity based compensation	5,469	6,875
Non-equity based compensation	3,739	3,477
Property valuation adjustments	3,003	—
OREO	2,597	3,480
Other	8,693	7,754
Total deferred tax assets	93,378	107,115
Deferred tax liabilities:
Acquisition adjustments	(10,097)	(10,960)
Accrued retirement benefits	(6,065)	(6,447)
Cancellation of indebtedness income	(3,204)	(4,272)
Deferred loan fees and costs	(2,432)	—
Other	(4,631)	(5,045)
Total deferred tax liabilities	(26,429)	(26,724)
Deferred tax valuation allowance	—	—
Net deferred tax assets	66,949	80,391
Tax effect of adjustments related to other comprehensive (loss) income	19,744	11,294
Net deferred tax assets including adjustments	$86,693	$91,685
Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2035	$922	$—
Illinois gross NOL carryforwards, begin to expire in 2023	160,016	232,834
Indiana gross NOL carryforwards, begin to expire in 2023	11,796	17,192
Alternative minimum tax credits	17,739	25,739
Other credits, begin to expire in 2028	—	3,268
During the year ended December 31, 2015, the Company recorded net deferred tax assets of $3.5 million related to the Peoples acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes acquisition. Net deferred tax assets for the year ended December 31, 2014 includes $7.4 million of net deferred tax assets acquired from the Popular, National Machine Tool, and Great Lakes transactions.
During the years ended December 31, 2015 and 2014, the Company transferred certain loans into Real Estate Mortgage Investment Conduit trusts which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.
Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2012.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$912	$279	$—
Additions for tax positions relating to the current year	480	635	279
Additions for tax positions relating to prior years	37	—	—
Reductions for tax positions relating to prior years	(21)	(2)	—
Ending balance	$1,408	$912	$279
Interest and penalties not included above (1):
Interest expense, net of tax effect, and penalties	$20	$4	$—
Accrued interest and penalties, net of tax effect, at end of year	24	4	—

(1)	Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance as of December 31, 2015, 2014, and 2013 are tax positions totaling $936,000, $597,000 and $181,000, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
16.  EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan") that covers qualified employees who meet certain eligibility requirements. During 2014, the Profit Sharing Plan was amended to give qualified employees the option to increase contributions from 45% (15% for certain highly compensated employees) to 100% (including certain highly compensated employees) of their pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. The amendment also increased the Company's matching contribution from a maximum of 2% to 4% of the eligible employee's compensation. In addition, pursuant to the amendment, the Company makes certain automatic and transition contributions. On an annual basis, the Company automatically contributes 2% of the employee's eligible compensation regardless of voluntary contributions made by the employee. Transition contributions of up to 4% were made through December 31, 2015 for certain employees who were active participants in the defined benefit retirement plan (the "Pension Plan"), which was frozen in 2013. The amendment did not change the discretionary profit sharing component of the Profit Sharing Plan, which permits the Company to distribute up to 15% of the employee's compensation. The Company's matching and transition contributions vest immediately, while the automatic and discretionary components vest over six years.

Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Profit sharing expense (1)	$6,919	$6,354	$2,914
Company dividends received by the Profit Sharing Plan	$466	$428	$159
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,277,567	1,364,558	1,426,708
Fair value	$23,546	$23,348	$25,010

(1)	Included in retirement and other employee benefits in the Consolidated Statements of Income.

Pension Plan
The Company sponsors the Pension Plan which provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of new participants. During 2013, the Board approved an amendment to freeze benefit accruals under the Pension Plan effective on January 1, 2014.
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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Accumulated benefit obligation	$67,185	$67,283
Change in projected benefit obligation:
Beginning balance	$67,283	$61,292
Service cost	—	—
Interest cost	2,334	2,346
Settlements	(7,320)	(6,502)
Actuarial loss	5,336	10,508
Benefits paid	(448)	(361)
Ending balance	$67,185	$67,283
Change in fair value of plan assets:
Beginning balance	$72,193	$74,370
Actual return on plan assets	478	4,686
Benefits paid	(448)	(361)
Settlements	(7,320)	(6,502)
Ending balance	$64,903	$72,193
Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent (liability) asset	$(2,282)	$4,910
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—
Net loss	26,481	19,911
Net amount recognized	$26,481	$19,911
Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	39.4%	29.6%
Fair value of plan assets	40.8%	27.6%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$—	$—
Net loss	516	401
Net amount expected to be recognized	$516	$401
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	3.99%	3.60%
On December 31, 2015, the Company refined the calculation of the interest component of net periodic benefit expense for its pension plan. Previously, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the end of the period. Under the refined method, the Company utilized a full yield curve approach to estimate the component by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of interest costs. This change had no impact on the measurement of the Company's total benefit obligations recorded as of December 31, 2015, or any other previous period. The Company will account for this change as a change in estimate that is inseparable from a change in accounting principle, and, accordingly, will recognize its effect prospectively beginning in 2016.
To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the future working life of the Pension Plan participants. In connection with the freeze of benefit accruals under the Pension Plan in 2013, the Company changed its policy to amortize net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2015 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive (loss) income is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2015		2014		2013
Components of net periodic benefit cost:
Service cost	$—		$—		$2,600
Interest cost	2,334		2,346		2,414
Expected return on plan assets	(4,333)		(4,931)		(4,299)
Recognized net actuarial loss	367		249		1,453
Amortization of prior service cost	—		—		1
Recognized settlement loss	2,254		1,377		—
Net periodic cost (income)	622		(959)		2,169
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive (loss) income:
Net (loss) gain for the period	(9,191)		(10,752)		16,146
Amortization of prior service cost	—		—		1
Amortization of net loss	2,621		1,625		1,453
Total unrealized (loss) gain	(6,570)		(9,127)		17,600
Total recognized in net periodic pension cost and other comprehensive (loss) income	$(7,192)		$(8,168)		$15,431
Weighted-average assumptions used to determine the net periodic cost:
Discount rate	3.60%		4.30%		3.40%
Expected return on plan assets	6.50%		7.25%		7.25%
Rate of compensation increase	N/A	(1)	N/A	(1)	2.50%
N/A – Not applicable.

(1)	The rate of compensation increase is no longer applicable in determining the net periodic cost due to the amendment to freeze benefit accruals, which is discussed above.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets (1)
			2015	2014
Asset Category:
Equity securities	50 - 60%	$38,314	59%	59%
Fixed income	30 - 48%	22,457	35%	36%
Cash equivalents	2 - 10%	4,132	6%	5%
Total		$64,903	100%	100%

(1)	Additional information regarding the fair value of Pension Plan assets as of December 31, 2015 can be found in Note 22, "Fair Value."
The expected long-term rate of return on Pension Plan assets represents the average rate of return expected to be earned over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term returns based on historical market data and projections of future returns for each asset category, as well as historical actual returns on the Pension Plan assets with the assistance of its independent actuarial consultant. Using this reference data, the Company develops a forward-looking return expectation for each asset category and a weighted-average expected long-term rate of return based on the target asset allocation.
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
Estimated future pension benefit payments for fiscal years ending December 31, 2016 through 2025 are as follows.
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2016	$11,175
2017	7,052
2018	5,755
2019	5,241
2020	4,538
2021-2025	19,363
17.  SHARE-BASED COMPENSATION
Share-Based Plans
Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees.
From the inception of the Omnibus Plan through the end of 2008, certain key employees were granted nonqualified stock options. The option exercise price is the average of the high and low price of the Company's common stock on the grant date. All options have a term of 10 years from the grant date, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships.
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
In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards, among other items. The awards are restricted as to transfer, but are not restricted as to voting rights. Dividends accrue and are paid at the vesting date. Both the options and the restricted stock awards vest one year from the grant date subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan. Beginning in 2015, non-management members receive fully vested shares of the Company's common stock rather than restricted stock.
Both the Omnibus Plan and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2015
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,105,921
Directors Plan	481,250	102,063
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
Salary Stock Awards Granted

	Years ended December 31,
	2015	2014	2013
Shares granted	—	—	8,693
Weighted-average price	$—	$—	$14.30

Stock Options
Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Options outstanding beginning balance	1,153	$32.93
Expired	(397)	33.66
Options outstanding ending balance	756	$32.55	1.32	$273
Exercisable at the end of the year	756	$32.55	1.32	$273

(1)	Represents the average remaining contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2015. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model. No stock options were granted or exercised and no stock option award modifications were made during the three years ended December 31, 2015.
Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2015
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	997	$13.79	238	$14.36
Granted	453	16.95	112	16.95
Vested	(483)	12.54	—	—
Forfeited	(59)	15.07	(12)	15.07
Non-vested awards ending balance	908	$15.92	338	$15.19

In addition, non-management board members received 14,000 shares of common stock during the year ended December 31, 2015.

Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$16.95	$16.13	$13.01
Total fair value of restricted stock and restricted stock unit awards vested during the year	7,615	7,546	4,917
Income tax benefit realized from the vesting/release of restricted stock and restricted stock unit awards	2,368	2,939	1,966

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
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Restricted stock, restricted unit, and performance share award expense	$7,242	$5,926	$5,779
Salary stock award expense	—	—	124
Total share-based compensation expense	7,242	5,926	5,903
Income tax benefit	2,962	2,424	2,414
Share-based compensation expense, net of tax	$4,280	$3,502	$3,489
Unrecognized compensation expense	$8,644	$6,937	$6,327
Weighted-average amortization period remaining (in years)	1.4	1.3	1.2

18.  STOCKHOLDER RIGHTS PLAN
On February 15, 1989, the Board adopted a Stockholder Rights Plan and entered into a corresponding Rights Agreement. Pursuant to that plan, the Company attached one right ("Right") to each outstanding share of Company common stock. As subsequently amended, under certain circumstances, each Right entitled the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights Agreement expired in accordance with its terms on November 15, 2015. As a result, the Rights Agreement and the Stockholder Rights Plan are no longer effective.
19.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $66.9 million as of December 31, 2015 and $60.0 million as of December 31, 2014 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2016 of $8.2 million plus its net profits for 2016, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets,

Tier 1 capital to risk-weighted assets, Tier 1 common capital to risk-weighted assets, and Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material adverse effect on the Company's financial statements.
As of December 31, 2015, the Company and the Bank met all capital adequacy requirements. As of December 31, 2015, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.
The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and the Bank to be categorized as "well-capitalized."
Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2015 (1)
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$968,331	11.15	$695,029	8.00	N/A	N/A
First Midwest Bank	929,167	11.02	674,380	8.00	$842,974	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	893,476	10.28	521,272	6.00	N/A	N/A
First Midwest Bank	854,322	10.13	505,785	6.00	674,380	8.00
Tier 1 common capital to risk-weighted assets:
First Midwest Bancorp, Inc.	845,640	9.73	390,954	4.50	N/A	N/A
First Midwest Bank	854,322	10.13	379,338	4.50	547,933	6.50
Tier 1 leverage to average assets:
First Midwest Bancorp, Inc.	893,476	9.40	380,043	4.00	N/A	N/A
First Midwest Bank	854,322	9.09	375,950	4.00	469,937	5.00
As of December 31, 2014 (1)
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$884,692	11.23	$630,140	8.00	N/A	N/A
First Midwest Bank	931,829	12.30	606,038	8.00	$757,547	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	802,483	10.19	315,070	4.00	N/A	N/A
First Midwest Bank	857,362	11.32	303,019	4.00	454,528	6.00
Tier 1 leverage to average assets:
First Midwest Bancorp, Inc.	802,483	9.03	355,362	4.00	N/A	N/A
First Midwest Bank	857,362	9.76	351,222	4.00	439,028	5.00
N/A – Not applicable.

(1)
Basel III Capital Rules, which became effective for the Company on January 1, 2015, revised the risk-based capital requirements and introduced a new capital measure, Tier 1 common capital to risk-weighted assets. As a result, ratios as of December 31, 2015 are computed using the new rules and ratios as of December 31, 2014 are computed using the regulatory guidance applicable at that time.

In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The Basel III Capital Rules (i) introduced a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly defined CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2015, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank made a one-time permanent election to continue to exclude these items.

Finally, the Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.

The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2015.
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

Fair Value Hedges
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Gross notional amount outstanding	$11,620	$12,793
Derivative liability fair value	(643)	(1,032)
Weighted-average interest rate received	2.25%	2.07%
Weighted-average interest rate paid	6.36%	6.37%
Weighted-average maturity (in years)	1.97	2.95
Fair value of assets needed to settle derivative transactions (1)	665	1,057

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the years ended December 31, 2015, 2014, and 2013, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of December 31, 2015, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. The forward starting interest rate swaps begin at various dates between June 2015 and March 2018 and mature between June 2019 and May 2020. Forward starting interest rate swaps of $262.5 million began during the year ended December 31, 2015. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Gross notional amount outstanding	$1,220,000	$650,000
Derivative asset fair value	4,787	1,166
Derivative liability fair value	(8,950)	(3,096)
Weighted-average interest rate received	1.24%	1.63%
Weighted-average interest rate paid	0.75%	0.16%
Weighted-average maturity (in years)	3.91	4.52
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the years ended December 31, 2015 and 2014, there were no material gains or losses related to cash flow hedge ineffectiveness. As of December 31, 2015, the Company estimates that $4.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2015 and 2014 the CVA was not material. Transaction fees related to commercial customer derivative instruments of $4.8 million, $2.2 million, and $2.8 million were recorded in noninterest income for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Gross notional amount outstanding	$853,385	$527,893
Derivative asset fair value	11,446	7,852
Derivative liability fair value	(11,446)	(7,852)
Fair value of assets needed to settle derivative transactions (1)	11,939	8,130

(1)	This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2015 and 2014. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2015 and 2014, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2015 and 2014.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$16,233	$21,039	$9,018	$11,980
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	16,233	21,039	9,018	11,980
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(4,791)	(4,791)	(1,195)	(1,195)
Cash collateral pledged	—	(16,248)	—	(10,785)
Net credit exposure	$11,442	$—	$7,823	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2015 and 2014, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2015 and 2014, the Company was not in violation of these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,303,056	$1,299,683
Commercial real estate	366,250	170,573
Home equity	352,114	317,783
Other commitments (1)	203,121	194,556
Total commitments to extend credit	$2,224,541	$1,982,595
Standby letters of credit	$100,610	$110,639
Recourse on assets sold:
Unpaid principal balance of loans sold	$196,389	$185,910
Carrying value of recourse obligation (2)	87	155

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2015 or 2014.
During 2013, the Company terminated certain FHLB forward commitments which resulted in a gain of $7.8 million recorded as a component of noninterest income in the Consolidated Statement of Income.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2015. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$2,530	$—	$—	$1,725	$—	$—
Mutual funds	14,364	—	—	15,735	—	—
Total trading securities	16,894	—	—	17,460	—	—
Securities available-for-sale:
U.S. treasury securities	16,980	—	—	—	—	—
U.S. agency securities	—	86,643	—	—	30,431	—
CMOs	—	687,185	—	—	534,156	—
MBSs	—	153,530	—	—	159,765	—
Municipal securities	—	327,570	—	—	423,820	—
CDOs	—	—	31,529	—	—	33,774
Corporate debt securities	—	—	—	—	1,802	—
Equity securities	—	3,199	—	—	3,261	—
Total securities available-for- sale	16,980	1,258,127	31,529	—	1,153,235	33,774
Mortgage servicing rights (1)	—	—	1,853	—	—	1,728
Derivative assets (1)	—	16,233	—	—	9,018	—
Liabilities:
Derivative liabilities (2)	$—	$21,039	$—	$—	$11,980	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Securities Available-for-Sale
The Company's securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 in the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to estimate the fair value of these securities to determine whether the valuations represent an exit price in the Company's principal markets.
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

The following table presents ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of December 31, 2015 and 2014.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of December 31,
	2015			2014
Probability of prepayment	1.8%	-	15.1%	2.9%	-	15.2%
Probability of default	19.1%	-	32.6%	18.4%	-	57.7%
Loss given default	93.8%	-	97.1%	83.8%	-	97.0%
Probability of deferral cure	15.2%	-	63.1%	6.7%	-	75.0%
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
A rollforward of the carrying value of CDOs for the three years ended December 31, 2015 is presented in the following table.
Rollforward of Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$33,774	$18,309	$12,129
Additions	—	6,549	—
Change in other comprehensive (loss) income (1)	(2,030)	13,495	6,180
Paydowns and sales (2)	(215)	(4,579)	—
Ending balance	$31,529	$33,774	$18,309

(1)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.

(2)
During the year ended December 31, 2014, one CDO with a carrying value of $1.3 million and four CDOs totaling $2.9 million, which were acquired in the Great Lakes transaction, were sold. In addition, one CDO with a carrying value of zero was sold during the year ended December 31, 2013.

Mortgage Servicing Rights
The Company services loans for others owned by third parties that as a result are not included in the Consolidated Statements of Financial Condition. The Company collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. Mortgage servicing rights are recorded at fair value and are included in other assets in the Consolidated Statements of Financial Condition. The Company determines the fair value of mortgage servicing rights by estimating the present value of expected future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2015 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

A rollforward of the carrying value of mortgage servicing rights for the three years ended December 31, 2015 is presented in the following table.
Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,728	$1,893	$985
New mortgage servicing rights	342	315	1,060
Total (losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	(11)	(480)	63
Other changes in fair value (2)	(206)	—	(215)
Ending balance	$1,853	$1,728	$1,893
Contractual servicing fees earned during the year (1)	$546	$520	$418
Total amount of loans being serviced for the benefit of others at the end of the year	242,915	220,372	214,458

(1)	Included in mortgage banking income in the Consolidated Statements of Income and relate to assets still held at the end of the year.

(2)	Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.
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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2015			As of December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$23,061	$—	$23,061	$25,499	$—	$25,499
U.S. government and government agency securities	6,866	5,538	12,404	7,879	8,063	15,942
Corporate bonds	—	9,569	9,569	—	6,599	6,599
Common stocks	11,330	—	11,330	14,149	—	14,149
Common trust funds	—	8,539	8,539	—	10,004	10,004
Total pension plan assets	$41,257	$23,646	$64,903	$47,527	$24,666	$72,193

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
Mutual funds, certain U.S. government agency securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds and certain U.S. government and government agency securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified in level 2 of the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Pension Plan's fiscal year and are classified in level 2 of the fair value hierarchy. There were no Pension Plan assets classified in level 3 of the fair value hierarchy.

Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2015			As of December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$10,519	$—	$—	$23,799
OREO (2)	—	—	8,581	—	—	22,760
Loans held-for-sale (3)	—	—	14,444	—	—	9,459
Assets held-for-sale (4)	—	—	7,428	—	—	2,026

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO and covered OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and one commercial real estate loan as of both December 31, 2015 and 2014. These loans were transferred to the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets-held-for-sale as of December 31, 2014 consists of former branches no longer in operation. As of December 31, 2015, assets held-for-sale consists of twelve former branches that are no longer in operation and seven parcels of land previously purchased for expansion. The increase in assets held-for-sale during 2015 was driven by the Company's strategic branch initiatives. These properties are being actively marketed and were transferred into the held-for-sale category at the lower of their fair value, as determined by a current appraisal, or their recorded investment. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets as a level 3 non-recurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 9, "Goodwill and Other Intangible Assets."
Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2015		As of December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$114,587	$114,587	$117,315	$117,315
Interest-bearing deposits in other banks	2	266,615	266,615	488,947	488,947
Securities held-to-maturity	2	23,152	20,054	26,555	27,670
FHLB and FRB stock	2	39,306	39,306	37,558	37,558
Loans	3	7,091,988	6,959,024	6,672,611	6,536,248
Investment in BOLI	3	209,601	209,601	206,498	206,498
Accrued interest receivable	3	27,847	27,847	27,506	27,506
Other interest-earning assets	3	1,982	1,982	3,799	3,799
Liabilities:
Deposits	2	$8,097,738	$8,093,640	$7,887,758	$7,879,413
Borrowed funds	2	165,096	165,096	137,994	137,994
Senior and subordinated debt	1	201,208	205,726	200,869	209,035
Accrued interest payable	2	2,175	2,175	2,324	2,324
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
Loans – Loans includes the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, covered loans, and the allowance for loan and covered loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
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
23.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans and has transactions with certain of its directors and executive officers. All of these loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2015 and 2014, loans to directors and executive officers totaled $16.9 million and $31.8 million, respectively, and were not greater than 5% of stockholders' equity.

24.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2015	2014
Assets
Cash and due from banks	$119,693	$43,546
Investments in and advances to subsidiaries	1,184,900	1,211,244
Goodwill	18,216	13,625
Other assets	54,394	79,468
Total assets	$1,377,203	$1,347,883
Liabilities and Stockholders' Equity
Senior and subordinated debt	$201,208	$200,869
Accrued interest payable and other liabilities	29,727	46,239
Stockholders' equity	1,146,268	1,100,775
Total liabilities and stockholders' equity	$1,377,203	$1,347,883

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Income
Dividends from subsidiaries	$127,000	$56,881	$54,200
Interest income	2,164	1,502	1,067
Net losses on early extinguishment of debt	—	—	(1,034)
Securities transactions and other	584	6,451	37,485
Total income	129,748	64,834	91,718
Expenses
Interest expense	12,545	12,062	13,607
Salaries and employee benefits	14,624	12,589	15,198
Other expenses	6,003	5,867	5,792
Total expenses	33,172	30,518	34,597
Income before income tax benefit (expense) and equity in undistributed (loss) income of subsidiaries	96,576	34,316	57,121
Income tax benefit (expense)	11,950	8,710	(962)
Income before equity in undistributed (loss) income of subsidiaries	108,526	43,026	56,159
Equity in undistributed (loss) income of subsidiaries	(26,462)	26,280	23,147
Net income	82,064	69,306	79,306
Net income applicable to non-vested restricted shares	(882)	(836)	(1,107)
Net income applicable to common shares	$81,182	$68,470	$78,199

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Operating Activities
Net income	$82,064	$69,306	$79,306
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	26,462	(26,280)	(23,147)
Depreciation of premises, furniture, and equipment	7	6	7
Net gains on sales of securities	(1)	(5,702)	(34,119)
Net losses on early extinguishment of debt	—	—	1,034
Share-based compensation expense	7,242	5,926	5,903
Tax expense related to share-based compensation	(1,200)	(106)	(10)
Net decrease in other assets	23,699	4,599	1,084
Net (decrease) increase in other liabilities	(17,132)	14,063	(1,624)
Net cash provided by operating activities	121,141	61,812	28,434
Investing Activities
Purchases of securities available-for-sale	—	—	(46,532)
Proceeds from sales and maturities of securities available-for-sale	310	8,540	43,329
Purchase of premises, furniture, and equipment	(5)	—	—
Net cash paid from acquisitions	(16,047)	(15,809)	—
Net cash used in investing activities	(15,742)	(7,269)	(3,203)
Financing Activities
Payments for retirement of subordinated debt	—	—	(24,094)
Treasury stock activity	(120)	369	—
Cash dividends paid	(27,036)	(22,568)	(7,508)
Restricted stock activity	(2,890)	(2,781)	(1,607)
Excess tax benefit related to share-based compensation	794	912	79
Net cash used in financing activities	(29,252)	(24,068)	(33,130)
Net increase (decrease) in cash and cash equivalents	76,147	30,475	(7,899)
Cash and cash equivalents at beginning of year	43,546	13,071	20,970
Cash and cash equivalents at end of year	$119,693	$43,546	$13,071

Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$—	$38,300	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2015 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2015, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.
We have audited First Midwest Bancorp, lnc.'s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (55)	President and Chief Executive Officer of the Company since 2008; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (57)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011, and before that in numerous leadership positions in commercial banking at Bank of America and LaSalle Bank.	2011
Kent S. Belasco (64)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2011; prior thereto, Executive Vice President and Chief Information Officer of the Bank.	2004
Nicholas J. Chulos (56)	Executive Vice President, Corporate Secretary, and General Counsel of the Company and Executive Vice President, Corporate Secretary and Chief Legal Officer of the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Paul F. Clemens (63)	Executive Vice President and Chief Financial Officer of the Company and the Bank.	2006
Robert P. Diedrich (52)	Executive Vice President and Director of Wealth Management of the Bank since 2011; prior thereto, President of the Wealth Management Division of First Midwest Bank.	2004
Michelle Y. Hoskins (47)	Executive Vice President and Chief Human Resources Officer of the Company since 2015; prior thereto, Senior Vice President and Head of Enterprise Change Management at Northern Trust Corporation since 2012; prior thereto, Senior Vice President and Head of Talent Management at Northern Trust Corporation.	2015
James P. Hotchkiss (59)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Kevin L. Moffitt (56)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2011; prior thereto, Executive Vice President and Audit Services Director of the Company since 2009.	2009
Thomas M. Prame (46)	Executive Vice President and Director of Strategic Planning and Consumer Banking since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (37)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
Michael C. Spitler (62)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank since 2011; and prior thereto, Senior Vice President and Managing Senior Credit Officer for Fifth Third Bank, Chicago affiliate, West Region and Structured Finance Group.	2013
Additional information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on May 18, 2016 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on May 18, 2016 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on May 18, 2016 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2015, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, performance shares, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders (1)	756,153	$32.55	2,207,984
Not approved by security holders (2)	5,443	17.67	—
Total	761,596	32.44	2,207,984

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
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Common Stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,443 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on May 18, 2016 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be held on May 18, 2016 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.
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

4.1
Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (file no 333-208781) filed with the Securities and Exchange Commission on December 29, 2015.

4.2
Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.3
Senior Debt Indenture dated November 22, 2011, by and between the Company and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

4.4
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

4.6
Supplemental Indenture between the Company and Wilmington Trust Company, as trustee, dated August 21, 2009 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

4.7
Capital Securities Guarantee Agreement, dated as of August 21, 2009, between the Company and Wilmington Trust Company is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

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

10.32
Form of Performance Share Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Company's Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" on Form 10-K for the year ended December 31, 2015.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

32.1 (1)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

32.2 (1)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

101	Interactive Data File.

(1)    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
FIRST MIDWEST BANCORP, INC.
Registrant

By	/s/ MICHAEL L. SCUDDER	February 23, 2016
Michael L. Scudder
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 23, 2016.
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