Form 10-Q
period 2016-03-31
FIRST MIDWEST BANCORP INC
filed 2016-05-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 29, 2016, there were 81,327,746 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2016	December 31, 2015
Assets			(Unaudited)
Cash and due from banks			$135,049	$114,587
Interest-bearing deposits in other banks			171,312	266,615
Trading securities, at fair value			17,408	16,894
Securities available-for-sale, at fair value			1,625,579	1,306,636
Securities held-to-maturity, at amortized cost			21,051	23,152
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			40,916	39,306
Loans			7,822,555	7,161,715
Allowance for loan losses			(77,150)	(73,630)
Net loans			7,745,405	7,088,085
Other real estate owned ("OREO")			29,649	27,782
Premises, furniture, and equipment, net			141,323	122,278
Investment in bank-owned life insurance ("BOLI")			218,873	209,601
Goodwill and other intangible assets			369,979	339,277
Accrued interest receivable and other assets			212,378	178,463
Total assets			$10,728,922	$9,732,676
Liabilities
Noninterest-bearing deposits			$2,627,530	$2,414,454
Interest-bearing deposits			6,153,288	5,683,284
Total deposits			8,780,818	8,097,738
Borrowed funds			387,411	165,096
Senior and subordinated debt			201,293	201,208
Accrued interest payable and other liabilities			134,835	122,366
Total liabilities			9,504,357	8,586,408
Stockholders' Equity
Common stock			913	882
Additional paid-in capital			493,153	446,672
Retained earnings			964,250	953,516
Accumulated other comprehensive loss, net of tax			(15,041)	(28,389)
Treasury stock, at cost			(218,710)	(226,413)
Total stockholders' equity			1,224,565	1,146,268
Total liabilities and stockholders' equity			$10,728,922	$9,732,676

	March 31, 2016		December 31, 2015
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	91,274	—	88,228
Shares outstanding	—	81,298	—	77,952
Treasury shares	—	9,976	—	10,276

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2016	2015
Interest Income
Loans	$78,455	$73,397
Investment securities	8,558	8,293
Other short-term investments	535	779
Total interest income	87,548	82,469
Interest Expense
Deposits	2,385	2,525
Borrowed funds	1,316	18
Senior and subordinated debt	3,133	3,144
Total interest expense	6,834	5,687
Net interest income	80,714	76,782
Provision for loan losses	7,593	6,552
Net interest income after provision for loan losses	73,121	70,230
Noninterest Income
Service charges on deposit accounts	9,473	9,271
Wealth management fees	7,559	7,014
Card-based fees	6,718	6,402
Mortgage banking income	1,368	1,123
Other service charges, commissions, and fees	8,476	4,831
Net securities gains	887	512
Other income	1,445	1,948
Total noninterest income	35,926	31,101
Noninterest Expense
Salaries and employee benefits	44,594	40,716
Net occupancy and equipment expense	9,697	10,436
Professional services	5,920	5,109
Technology and related costs	3,701	3,687
Net OREO expense	664	1,204
Other expenses	12,993	11,505
Acquisition and integration related expenses	5,020	—
Total noninterest expense	82,589	72,657
Income before income tax expense	26,458	28,674
Income tax expense	8,496	8,792
Net income	$17,962	$19,882
Per Common Share Data
Basic earnings per common share	$0.23	$0.26
Diluted earnings per common share	$0.23	$0.26
Dividends declared per common share	$0.09	$0.09
Weighted-average common shares outstanding	77,980	76,918
Weighted-average diluted common shares outstanding	77,992	76,930

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2016	2015
Net income	$17,962	$19,882
Securities available-for-sale
Unrealized holding gains:
Before tax	18,873	6,312
Tax effect	(7,546)	(2,528)
Net of tax	11,327	3,784
Reclassification of net gains included in net income:
Before tax	887	512
Tax effect	(355)	(209)
Net of tax	532	303
Net unrealized holding gains	10,795	3,481
Derivative instruments
Unrealized holding gains (losses):
Before tax	4,275	(719)
Tax effect	(1,722)	288
Net of tax	2,553	(431)
Total other comprehensive income	13,348	3,050
Total comprehensive income	$31,310	$22,932

	Accumulated Unrealized Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive income (loss)	3,481	(431)	—	3,050
Balance at March 31, 2015	$531	$(1,569)	$(11,767)	$(12,805)
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	10,795	2,553	—	13,348
Balance at March 31, 2016	$524	$85	$(15,650)	$(15,041)

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Net income	—	—	—	19,882	—	—	19,882
Other comprehensive income	—	—	—	—	3,050	—	3,050
Common dividends declared ($0.09 per common share)	—	—	—	(7,011)	—	—	(7,011)
Restricted stock activity	264	—	(9,784)	—	—	7,311	(2,473)
Treasury stock issued to benefit plans	(2)	—	(25)	—	—	52	27
Share-based compensation expense	—	—	1,700	—	—	—	1,700
Balance at March 31, 2015	77,957	$882	$441,689	$912,387	$(12,805)	$(226,203)	$1,115,950
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	17,962	—	—	17,962
Other comprehensive income	—	—	—	—	13,348	—	13,348
Common dividends declared ($0.09 per common share)	—	—	—	(7,228)	—	—	(7,228)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	4	—	59	—	—	—	59
Restricted stock activity	303	—	(10,282)	—	—	7,736	(2,546)
Treasury stock issued to benefit plans	(3)	—	—	—	—	(33)	(33)
Share-based compensation expense	—	—	1,839	—	—	—	1,839
Balance at March 31, 2016	81,298	$913	$493,153	$964,250	$(15,041)	$(218,710)	$1,224,565

See accompanying notes to the unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$9,934	$34,750
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	68,235	58,236
Proceeds from sales of securities available-for-sale	31,453	36,193
Purchases of securities available-for-sale	(276,265)	(53,974)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,973	1,720
Purchases of securities held-to-maturity	(8)	(1,026)
Net purchases of FHLB stock	(61)	(1,190)
Net increase in loans	(268,179)	(75,795)
Proceeds from claims on BOLI, net of premiums paid	(22)	191
Proceeds from sales of OREO	1,640	2,708
Proceeds from sales of premises, furniture, and equipment	675	195
Purchases of premises, furniture, and equipment	(2,921)	(1,215)
Net cash received from acquisitions	57,347	—
Net cash used in investing activities	(384,133)	(33,957)
Financing Activities
Net increase in deposit accounts	88,159	26,921
Net increase (decrease) in borrowed funds	219,899	(6,794)
Cash dividends paid	(6,885)	(6,218)
Restricted stock activity	(2,113)	(2,700)
Excess tax benefit related to share-based compensation	298	793
Net cash provided by financing activities	299,358	12,002
Net (decrease) increase in cash and cash equivalents	(74,841)	12,795
Cash and cash equivalents at beginning of period	381,202	606,262
Cash and cash equivalents at end of period	$306,361	$619,057

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$2,421	$3,096
Interest paid to depositors and creditors	3,563	2,862
Dividends declared, but unpaid	7,593	7,011
Common stock issued for acquisitions, net of issuance costs	54,896	—
Non-cash transfers of loans to OREO	942	1,038
Non-cash transfer of loans held-for-investment to loans held-for-sale	25,125	4,200

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K ("2015 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2015 10-K.
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
Loans – Loans held-for-investment are loans that the Company intends to hold until they are paid in full and are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized as a yield adjustment over the contractual life of the related loans or commitments and included in interest income. Fees related to standby letters of credit are amortized into fee income over the contractual life of the commitment. Other credit-related fees are recognized as fee income when earned. The Company's net investment in direct financing leases is included in loans and consists of future minimum lease payments and estimated residual values, net of unearned income. Interest income on loans is accrued based on principal amounts outstanding. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition.
Acquired and Covered Loans – Covered loans consists of loans acquired by the Company in Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by FDIC Agreements. Covered loans and acquired loans are included within loans held-for-investment.
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
PCI loans are accounted for based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk ratings. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are offset against the allowance for credit losses to the extent an allowance has been established or otherwise recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan losses or providing an allowance for loan losses.
90-Days Past Due Loans –The Company's accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the credit is sufficiently collateralized and in the process of renewal or collection, or (ii) when an individual analysis of a borrower's creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.
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
Troubled Debt Restructurings ("TDRs") – A restructuring is considered a TDR when (i) the borrower is experiencing financial difficulties, and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity date. Loans are not classified as TDRs when the modification is short-term or results in an insignificant delay in payments. The Company's TDRs are determined on a case-by-case basis.
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
Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.
Loans deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are charged to expense through the provision for loan losses. The amount of provision depends on a number of factors, including net charge-off levels, loan growth, changes in the composition of the loan portfolio, and the Company's assessment of the allowance for loan losses based on the methodology discussed below.
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
The allowance for loan losses also consists of an allowance on acquired and covered Non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. Subsequent to the acquisition date, an allowance for credit losses is established as necessary to reflect credit deterioration. The acquired Non-PCI allowance is based on management's evaluation of the acquired Non-PCI loan portfolio giving consideration to the current portfolio balance including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance for covered Non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The acquired and covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the acquired and covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all the outstanding acquired and covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates. Acquired Non-PCI loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our general loan population and allocated an allowance based on a loss migration analysis.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Amendments to Consolidation Analysis: In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that updates current accounting for the consolidation of certain legal entities. This guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides certain exceptions from consolidation guidance for certain reporting entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not materially impact the Company's financial condition, results of operations, or liquidity.
Simplifying the Presentation of Debt Issuance Costs: In April of 2015, the FASB issued guidance to clarify the presentation of debt issuance costs within the balance sheet. Additionally, the guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not materially impact the Company's financial condition, results of operations, or liquidity.
Accounting Pronouncements Pending Adoption
Revenue from Contracts with Customers: In May of 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March of 2016, the FASB issued an amendment to this guidance to clarify the implementation of guidance on principal versus agent consideration. An additional amendment to clarify the implementation guidance on the identification of performance obligations and licensing was issued in April of 2016.
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
Leases: In February of 2016, the FASB issued guidance to increase transparency and comparability across entities for leasing arrangements. This guidance requires lessees to recognized assets and liabilities for most leases. For lessors, this guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. In addition, this guidance clarifies criteria for the determination of whether a contract is or contains a lease. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the new guidance and the impact to the Company's financial condition, results of operations, and liquidity.
Contingent Put and Call Options in Debt Instruments: In March of 2016, the FASB issued final guidance clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted.

Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Equity Method Accounting: In March of 2016, the FASB issued final guidance to simplify the equity method of accounting. The guidance eliminates the requirement to retrospectively apply equity method accounting in previous periods when an investor initially obtains significant influence over an investee. This guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Accounting for Employee Share-based Payments: In March of 2016, the FASB issued guidance to simplify the accounting for employee share-based payment transactions. The guidance requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. In addition, the guidance allows entities to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
3. ACQUISITIONS
The National Bank & Trust Company of Sycamore
On March 8, 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. As part of the acquisition, the Company acquired all assets and assumed all liabilities of NI Bancshares, which included ten banking offices in northern Illinois and over $700.0 million in trust assets under management. The merger consideration was a combination of Company common stock and cash, at a purchase price of $70.1 million. Goodwill of $20.8 million associated with the acquisition was recorded by the Company. The Company is finalizing the fair values of the assets and liabilities acquired. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.
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

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the NI Bancshares and Peoples transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands)

	NI Bancshares	Peoples
	March 8, 2016	December 3, 2015
Assets
Cash and due from banks and interest-bearing deposits in other banks	$72,533	$781
Securities available-for-sale	125,843	41,492
Securities held-to-maturity	1,864	—
FHLB and FRB stock	1,549	558
Loans	397,018	53,917
OREO	2,863	515
Investment in BOLI	8,384	—
Goodwill	20,762	7,544
Other intangible assets	10,925	580
Premises, furniture, and equipment	20,019	2,215
Accrued interest receivable and other assets	16,004	2,911
Total assets	$677,764	$110,513
Liabilities
Noninterest-bearing deposits	$130,909	$15,869
Interest-bearing deposits	464,012	75,944
Total deposits	594,921	91,813
Borrowed funds	2,416	1,200
Intangible liabilities	230	—
Accrued interest payable and other liabilities	10,115	672
Total liabilities	607,682	93,685
Consideration Paid
Common stock (2016 - 3,042,494 shares issued at $18.059 per share), net of $48,000 in issuance costs	54,896	—
Cash paid	15,186	16,828
Total consideration paid	70,082	16,828
	$677,764	$110,513
Expenses related to the acquisition and integration of the transactions above totaled $5.0 million and $1.4 million during the quarters ended March 31, 2016 and December 31, 2015, respectively, are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. These acquisitions were not considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are not included.

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
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$32,548	$230	$(6)	$32,772	$17,000	$15	$(35)	$16,980
U.S. agency securities	178,745	1,852	(42)	180,555	86,461	351	(169)	86,643
Collateralized mortgage obligations ("CMOs")	805,533	8,113	(1,974)	811,672	695,198	1,072	(9,085)	687,185
Other mortgage-backed securities ("MBSs")	235,287	3,466	(114)	238,639	152,481	1,920	(871)	153,530
Municipal securities	321,485	6,684	(159)	328,010	321,437	6,443	(310)	327,570
Trust-preferred collateralized debt obligations ("CDOs")	48,301	44	(17,588)	30,757	48,287	34	(16,792)	31,529
Equity securities	3,204	107	(137)	3,174	3,282	86	(169)	3,199
Total securities available-for-sale	$1,625,103	$20,496	$(20,020)	$1,625,579	$1,324,146	$9,921	$(27,431)	$1,306,636
Securities Held-to-Maturity
Municipal securities	$21,051	$—	$(3,548)	$17,503	$23,152	$—	$(3,098)	$20,054
Trading Securities				$17,408				$16,894

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$84,634	$83,325	$3,205	$2,665
After one year to five years	444,106	437,239	7,038	5,852
After five years to ten years	4,038	3,976	3,131	2,603
After ten years	48,301	47,554	7,677	6,383
Securities that do not have a single contractual maturity date	1,044,024	1,053,485	—	—
Total	$1,625,103	$1,625,579	$21,051	$17,503
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion at March 31, 2016 and $856.9 million at December 31, 2015. No securities held-to-maturity were pledged as of March 31, 2016 or December 31, 2015.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. During the quarters ended March 31, 2016 and 2015 there were no material gross trading gains (losses). The following table presents net realized gains on available-for-sale securities for the quarters ended March 31, 2016 and 2015.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Gains on sales of securities:
Gross realized gains	$930	$650
Gross realized losses	(43)	(138)
Net realized gains on sales of securities	887	512
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—
Net realized gains	$887	$512
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the quarters ended March 31, 2016 and 2015. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balance	$23,709	$23,880
OTTI included in earnings (1):
Reduction for sales of securities (2)	—	(171)
Ending balance	$23,709	$23,709

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)	This reduction was driven by the sale of one CMO with a carrying value of $1.3 million during the quarter ended March 31, 2015.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2016 and December 31, 2015.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2016
Securities Available-for-Sale
U.S. treasury securities	2	$3,995	$6	$—	$—	$3,995	$6
U.S. agency securities	6	20,804	42	—	—	20,804	42
CMOs	47	22,710	62	146,426	1,912	169,136	1,974
MBSs	9	9,927	66	7,292	48	17,219	114
Municipal securities	48	15,634	129	6,640	30	22,274	159
CDOs	8	6,623	1,708	22,272	15,880	28,895	17,588
Equity securities	2	485	120	2,350	17	2,835	137
Total	122	$80,178	$2,133	$184,980	$17,887	$265,158	$20,020
Securities Held-To-Maturity
Municipal securities	16	$17,503	$3,548	$—	$—	$17,503	$3,548
As of December 31, 2015
Securities Available-for-Sale
U.S. treasury securities	4	$7,946	$35	$—	$—	$7,946	$35
U.S. agency securities	10	30,620	169	—	—	30,620	169
CMOs	133	309,787	3,110	257,362	5,975	567,149	9,085
MBSs	27	63,028	427	31,980	444	95,008	871
Municipal securities	68	8,135	65	24,227	245	32,362	310
CDOs	8	8,034	971	21,642	15,821	29,676	16,792
Equity securities	2	485	120	2,305	49	2,790	169
Total	252	$428,035	$4,897	$337,516	$22,534	$765,551	$27,431
Securities Held-To-Maturity
Municipal securities	19	$20,054	$3,098	$—	$—	$20,054	$3,098
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2016 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of March 31, 2016 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses within a short period of time, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 14, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Commercial and industrial	$2,634,391	$2,524,726
Agricultural	422,231	387,440
Commercial real estate:
Office, retail, and industrial	1,566,395	1,395,454
Multi-family	562,065	528,324
Construction	260,743	216,882
Other commercial real estate	1,060,302	931,190
Total commercial real estate	3,449,505	3,071,850
Total corporate loans	6,506,127	5,984,016
Home equity	683,171	653,468
1-4 family mortgages	390,887	355,854
Installment	213,979	137,602
Total consumer loans	1,288,037	1,146,924
Covered loans	28,391	30,775
Total loans	$7,822,555	$7,161,715
Deferred loan fees included in total loans	$4,379	$5,191
Overdrawn demand deposits included in total loans	2,858	2,810
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2015 10-K.

Loan Sales
The following table presents loan sales for the quarters ended March 31, 2016 and 2015.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Corporate loan sales
Proceeds from sales	$9,588	$5,285
Less book value of loans sold	9,130	5,145
Net gains on sales of corporate loans (1)	458	140
1-4 family mortgage loan sales
Proceeds from sales	39,507	35,582
Less book value of loans sold	38,680	34,496
Net gains on sales of 1-4 family mortgages (2)	827	1,086
Total net gains on loan sales	$1,285	$1,226

(1)	Net gains on sales of corporate loans are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on sales of 1-4 family mortgages are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold 1-4 family mortgage loans. A description of the recourse obligation is presented in Note 13, "Commitments, Guarantees, and Contingent Liabilities."

6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents acquired and covered PCI and Non-PCI loans as of March 31, 2016 and December 31, 2015.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of March 31, 2016			As of December 31, 2015
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$71,944	$875,684	$947,628	$50,286	$534,506	$584,792
Covered loans	9,732	18,659	28,391	9,919	20,856	30,775
Total acquired and covered loans	$81,676	$894,343	$976,019	$60,205	$555,362	$615,567
Acquired Non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $63.7 million and $61.6 million as of March 31, 2016 and December 31, 2015, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of March 31, 2016 and December 31, 2015.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters ended March 31, 2016 and 2015 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balance	$3,903	$8,452
Amortization	(280)	(458)
Change in expected reimbursements from the FDIC for changes in expected credit losses	216	934
Net payments to (from) the FDIC	1,841	(388)
Ending balance	$5,680	$8,540
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balances	$24,912	$28,244
Additions	3,981	—
Accretion	(1,546)	(2,663)
Other (1)	(89)	839
Ending balance	$27,258	$26,420

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2016 and December 31, 2015. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
As of March 31, 2016
Commercial and industrial	$2,622,308	$9,288	$2,795	$12,083	$2,634,391	$5,364	$561
Agricultural	421,730	228	273	501	422,231	295	—
Commercial real estate:
Office, retail, and industrial	1,552,465	9,375	4,555	13,930	1,566,395	10,910	219
Multi-family	557,740	3,751	574	4,325	562,065	410	346
Construction	258,615	1,749	379	2,128	260,743	778	—
Other commercial real estate	1,050,707	2,623	6,972	9,595	1,060,302	5,555	3,382
Total commercial real estate	3,419,527	17,498	12,480	29,978	3,449,505	17,653	3,947
Total corporate loans	6,463,565	27,014	15,548	42,562	6,506,127	23,312	4,508
Home equity	678,013	3,075	2,083	5,158	683,171	4,635	261
1-4 family mortgages	386,624	2,566	1,697	4,263	390,887	3,436	272
Installment	212,242	1,295	442	1,737	213,979	—	442
Total consumer loans	1,276,879	6,936	4,222	11,158	1,288,037	8,071	975
Covered loans	27,380	316	695	1,011	28,391	507	352
Total loans	$7,767,824	$34,266	$20,465	$54,731	$7,822,555	$31,890	$5,835
As of December 31, 2015
Commercial and industrial	$2,516,197	$4,956	$3,573	$8,529	$2,524,726	$5,587	$857
Agricultural	387,109	245	86	331	387,440	355	—
Commercial real estate:
Office, retail, and industrial	1,386,383	2,647	6,424	9,071	1,395,454	6,875	4
Multi-family	526,625	541	1,158	1,699	528,324	796	548
Construction	216,377	—	505	505	216,882	905	—
Other commercial real estate	922,531	3,575	5,084	8,659	931,190	5,611	661
Total commercial real estate	3,051,916	6,763	13,171	19,934	3,071,850	14,187	1,213
Total corporate loans	5,955,222	11,964	16,830	28,794	5,984,016	20,129	2,070
Home equity	647,175	3,247	3,046	6,293	653,468	5,310	216
1-4 family mortgages	350,980	2,680	2,194	4,874	355,854	3,416	528
Installment	136,780	753	69	822	137,602	20	69
Total consumer loans	1,134,935	6,680	5,309	11,989	1,146,924	8,746	813
Covered loans	29,808	405	562	967	30,775	555	174
Total loans	$7,119,965	$19,049	$22,701	$41,750	$7,161,715	$29,430	$3,057

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2016 and 2015 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance
Quarter ended March 31, 2016
Beginning balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
Charge-offs	(1,898)	(524)	(204)	(126)	(1,445)	(992)	—	—	(5,189)
Recoveries	502	103	25	15	151	320	—	—	1,116
Net charge-offs	(1,396)	(421)	(179)	(111)	(1,294)	(672)	—	—	(4,073)
Provision for loan losses and other	2,058	1,717	257	1,104	1,773	754	(70)	—	7,593
Ending balance	$37,736	$14,412	$2,540	$2,433	$6,567	$11,894	$1,568	$1,225	$78,375
Quarter ended March 31, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(7,449)	(156)	(28)	—	(1,317)	(800)	(303)	—	(10,053)
Recoveries	792	322	4	17	266	321	75	—	1,797
Net charge-offs	(6,657)	166	(24)	17	(1,051)	(479)	(228)	—	(8,256)
Provision for loan losses and other	9,295	(327)	130	(238)	(978)	(11)	(1,319)	—	6,552
Ending balance	$32,096	$10,831	$2,355	$2,076	$6,298	$11,655	$5,679	$1,816	$72,806

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2016 and December 31, 2015.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of March 31, 2016
Commercial, industrial, and agricultural	$2,717	$3,042,504	$11,401	$3,056,622	$852	$36,089	$795	$37,736
Commercial real estate:
Office, retail, and industrial	9,683	1,543,068	13,644	1,566,395	1,783	11,061	1,568	14,412
Multi-family	402	548,891	12,772	562,065	—	2,443	97	2,540
Construction	34	255,249	5,460	260,743	—	2,126	307	2,433
Other commercial real estate	3,972	1,039,822	16,508	1,060,302	—	5,882	685	6,567
Total commercial real estate	14,091	3,387,030	48,384	3,449,505	1,783	21,512	2,657	25,952
Total corporate loans	16,808	6,429,534	59,785	6,506,127	2,635	57,601	3,452	63,688
Consumer	—	1,275,878	12,159	1,288,037	—	11,504	390	11,894
Covered loans	—	18,659	9,732	28,391	—	192	1,376	1,568
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$16,808	$7,724,071	$81,676	$7,822,555	$2,635	$70,522	$5,218	$78,375
As of December 31, 2015
Commercial, industrial, and agricultural	$2,871	$2,902,361	$6,934	$2,912,166	$883	$35,378	$813	$37,074
Commercial real estate:
Office, retail, and industrial	6,162	1,376,789	12,503	1,395,454	715	10,833	1,568	13,116
Multi-family	800	526,037	1,487	528,324	—	2,367	95	2,462
Construction	178	212,671	4,033	216,882	—	1,160	280	1,440
Other commercial real estate	3,665	913,161	14,364	931,190	—	5,367	721	6,088
Total commercial real estate	10,805	3,028,658	32,387	3,071,850	715	19,727	2,664	23,106
Total corporate loans	13,676	5,931,019	39,321	5,984,016	1,598	55,105	3,477	60,180
Consumer	—	1,135,959	10,965	1,146,924	—	11,425	387	11,812
Covered loans	—	20,856	9,919	30,775	—	248	1,390	1,638
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$13,676	$7,087,834	$60,205	$7,161,715	$1,598	$68,003	$5,254	$74,855

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2016 and December 31, 2015. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2016				As of December 31, 2015
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$1,561	$1,156	$4,240	$852	$1,673	$1,198	$4,592	$883
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	3,168	6,515	14,837	1,783	4,654	1,508	12,083	715
Multi-family	402	—	402	—	800	—	941	—
Construction	34	—	34	—	178	—	299	—
Other commercial real estate	3,972	—	5,640	—	3,665	—	4,403	—
Total commercial real estate	7,576	6,515	20,913	1,783	9,297	1,508	17,726	715
Total impaired loans individually evaluated for impairment	$9,137	$7,671	$25,153	$2,635	$10,970	$2,706	$22,318	$1,598
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2016 and 2015. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016		2015
	Average Recorded Balance	Interest Income Recognized (1)	Average Recorded Balance	Interest Income Recognized (1)
Commercial and industrial	$2,794	$38	$14,947	$70
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	7,923	48	11,502	29
Multi-family	601	1	812	—
Construction	106	—	6,671	—
Other commercial real estate	3,819	19	3,002	11
Total commercial real estate	12,449	68	21,987	40
Total impaired loans	$15,243	$106	$36,934	$110

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of March 31, 2016 and December 31, 2015.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of March 31, 2016
Commercial and industrial	$2,466,027	$121,950	$41,050	$5,364	$2,634,391
Agricultural	380,551	33,122	8,263	295	422,231
Commercial real estate:
Office, retail, and industrial	1,482,996	38,809	33,680	10,910	1,566,395
Multi-family	551,807	5,869	3,979	410	562,065
Construction	242,509	4,270	13,186	778	260,743
Other commercial real estate	1,023,549	15,794	15,404	5,555	1,060,302
Total commercial real estate	3,300,861	64,742	66,249	17,653	3,449,505
Total corporate loans	$6,147,439	$219,814	$115,562	$23,312	$6,506,127
As of December 31, 2015
Commercial and industrial	$2,379,992	$86,263	$52,884	$5,587	$2,524,726
Agricultural	381,523	—	5,562	355	387,440
Commercial real estate:
Office, retail, and industrial	1,320,164	32,627	35,788	6,875	1,395,454
Multi-family	517,412	6,146	3,970	796	528,324
Construction	201,496	4,678	9,803	905	216,882
Other commercial real estate	898,746	13,179	13,654	5,611	931,190
Total commercial real estate	2,937,818	56,630	63,215	14,187	3,071,850
Total corporate loans	$5,699,333	$142,893	$121,661	$20,129	$5,984,016

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $854,000 as of March 31, 2016 and $862,000 as of December 31, 2015.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of March 31, 2016
Home equity	$678,536	$4,635	$683,171
1-4 family mortgages	387,451	3,436	390,887
Installment	213,979	—	213,979
Total consumer loans	$1,279,966	$8,071	$1,288,037
As of December 31, 2015
Home equity	$648,158	$5,310	$653,468
1-4 family mortgages	352,438	3,416	355,854
Installment	137,582	20	137,602
Total consumer loans	$1,138,178	$8,746	$1,146,924
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2016 and December 31, 2015. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2016			As of December 31, 2015
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$291	$1,018	$1,309	$294	$1,050	$1,344
Commercial real estate:
Office, retail, and industrial	162	—	162	164	—	164
Multi-family	592	182	774	598	186	784
Other commercial real estate	334	—	334	340	—	340
Total commercial real estate	1,088	182	1,270	1,102	186	1,288
Total corporate loans	1,379	1,200	2,579	1,396	1,236	2,632
Home equity	479	656	1,135	494	667	1,161
1-4 family mortgages	844	412	1,256	853	421	1,274
Total consumer loans	1,323	1,068	2,391	1,347	1,088	2,435
Total loans	$2,702	$2,268	$4,970	$2,743	$2,324	$5,067

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $729,000 in specific reserves related to TDRs as of March 31, 2016 and there were $758,000 in specific reserves related to TDRs as of December 31, 2015.
No loans were restructured during the quarters ended March 31, 2016 and 2015.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2016 and 2015.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2016 and 2015 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Accruing
Beginning balance	$2,743	$3,704
Net payments received	(41)	(42)
Net transfers from non-accrual	—	(81)
Ending balance	2,702	3,581
Non-accrual
Beginning balance	2,324	19,904
Net payments received	(56)	(15,399)
Charge-offs	—	(2,590)
Net transfers to accruing	—	81
Ending balance	2,268	1,996
Total TDRs	$4,970	$5,577
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
There were no material commitments to lend additional funds to borrowers with TDRs as of March 31, 2016 and December 31, 2015.
8.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Securities sold under agreements to repurchase	$122,511	$155,196
FHLB advances	262,500	9,900
Other borrowings	2,400	—
Total borrowed funds	$387,411	$165,096
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities. The securities underlying the agreements remain in the respective asset accounts.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. As of March 31, 2016, the Company held various 3-month FHLB advances with fixed interest rates of 0.5% and maturity dates that range from May 2, 2016 to June 1, 2016.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.

9.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of
	Issuance Date	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
Senior notes	November 2011	November 2016	5.875%	$114,922	$114,891
Subordinated notes	March 2006	April 2016	5.850%	38,500	38,499
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,799	37,799
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,320	4,296
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,752	5,723
Total junior subordinated debentures				47,871	47,818
Total senior and subordinated debt				$201,293	$201,208

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company during 2014 through the acquisition of Great Lakes Financial Resources, Inc., the holding company for Great Lakes Bank. As of March 31, 2016 and December 31, 2015, these amounts include acquisition adjustments which resulted in a discount of $1.9 million to GLST II and $2.5 million to GLST III.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
On April 1, 2016 the $38.5 million in subordinated notes matured and were repaid by the Company. In November of 2016 $114.9 million of senior notes will mature.
Junior Subordinated Debentures
FMCT, GLST II and GLST III are Delaware statutory business trusts. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of each trust. Therefore, each trust's ability to pay amounts due on the trust-preferred securities is solely dependent on the Company making payments on the related junior subordinated debentures. The trust-preferred securities are subject to mandatory redemption, in whole or in part, on repayment of the junior subordinated debentures at the stated maturity date or on redemption. The Company guarantees payments of distributions and redemptions on the trust-preferred securities on a limited basis.
Trust-preferred securities are included in Tier 1 capital of the Company for regulatory capital purposes. The statutory trusts qualify as VIEs for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.

10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2016	2015
Net income	$17,962	$19,882
Net income applicable to non-vested restricted shares	(212)	(228)
Net income applicable to common shares	$17,750	$19,654
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	77,980	76,918
Dilutive effect of common stock equivalents	12	12
Weighted-average diluted common shares outstanding	77,992	76,930
Basic EPS	$0.23	$0.26
Diluted EPS	$0.23	$0.26
Anti-dilutive shares not included in the computation of diluted EPS (1)	608	948

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
11. INCOME TAXES
The following table presents income tax expense and the effective income tax rate for the quarters ended March 31, 2016 and 2015.
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Income before income tax expense	$26,458	$28,674
Income tax expense:
Federal income tax expense	$7,101	$7,076
State income tax expense	1,395	1,716
Total income tax expense	$8,496	$8,792
Effective income tax rate	32.1%	30.7%
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
The Company's accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Note 1, "Summary of Significant Accounting Policies" and Note 15, "Income Taxes" to the Consolidated Financial Statements in the Company's 2015 10-K.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Gross notional amount outstanding	$11,320	$11,620
Derivative liability fair value	(612)	(643)
Weighted-average interest rate received	2.35%	2.25%
Weighted-average interest rate paid	6.35%	6.36%
Weighted-average maturity (in years)	1.73	1.97
Fair value of assets needed to settle derivative transactions (1)	$633	$665

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters ended March 31, 2016 and 2015, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of March 31, 2016, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. Forward starting interest rate swaps of $62.5 million and $200.0 million began during the second and third quarters of 2015, respectively, and mature during the same periods in 2019. The remaining forward starting interest rate swaps begin at various dates between June 2016 and March 2018 and mature between June 2019 and May 2020. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Gross notional amount outstanding	$1,220,000	$1,220,000
Derivative asset fair value	17,121	4,787
Derivative liability fair value	(17,009)	(8,950)
Weighted-average interest rate received	1.31%	1.24%
Weighted-average interest rate paid	0.90%	0.75%
Weighted-average maturity (in years)	3.56	3.91
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedge impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters ended March 31, 2016 and 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of March 31, 2016, the Company estimates that $3.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with a third party. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2016 and December 31, 2015, the CVA was not material. Transaction fees related to commercial customer derivative instruments of $3.2 million and $662,000 were recorded in noninterest income for the quarters ended March 31, 2016 and 2015, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Gross notional amount outstanding	$1,023,359	$853,385
Derivative asset fair value	23,212	11,446
Derivative liability fair value	(23,212)	(11,446)
Fair value of assets needed to settle derivative transactions (1)	23,743	11,939

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2016 and December 31, 2015. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2016 and December 31, 2015, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2016 and December 31, 2015.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$40,333	$40,833	$16,233	$21,039
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	40,333	40,833	16,233	21,039
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(17,321)	(17,321)	(4,791)	(4,791)
Cash collateral pledged	—	(23,512)	—	(16,248)
Net credit exposure	$23,012	$—	$11,442	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2016 and December 31, 2015, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2016 and December 31, 2015 the Company was not in violation of these provisions.

13. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,396,016	$1,303,056
Commercial real estate	378,063	366,250
Home equity	368,671	352,114
Other commitments (1)	215,253	203,121
Total commitments to extend credit	$2,358,003	$2,224,541

Standby letters of credit	$93,695	$100,610
Recourse on assets sold:
Unpaid principal balance of loans sold	$193,704	$196,389
Carrying value of recourse obligation (2)	92	87

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2016 and 2015.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

14. FAIR VALUE
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,477	$—	$—	$2,530	$—	$—
Mutual funds	15,931	—	—	14,364	—	—
Total trading securities	17,408	—	—	16,894	—	—
Securities available-for-sale:
U.S. treasury securities	32,772	—	—	16,980	—	—
U.S. agency securities	—	180,555	—	—	86,643	—
CMOs	—	811,672	—	—	687,185	—
MBSs	—	238,639	—	—	153,530	—
Municipal securities	—	328,010	—	—	327,570	—
CDOs	—	—	30,757	—	—	31,529
Equity securities	—	3,174	—	—	3,199	—
Total securities available-for-sale	32,772	1,562,050	30,757	16,980	1,258,127	31,529
Mortgage servicing rights ("MSRs") (1)	—	—	5,022	—	—	1,853
Derivative assets (1)	—	40,333	—	—	16,233	—
Liabilities:
Derivative liabilities (2)	$—	$40,833	$—	$—	$21,039	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Securities Available-for-Sale
The Company's securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair values for these securities are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. The fair value of U.S. treasury securities is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to estimate the fair value of these securities to determine whether the valuations represent an exit price in the Company's principal markets.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of March 31, 2016 and December 31, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	March 31, 2016			December 31, 2015
Probability of prepayment	1.8%	-	15.1%	1.8%	-	15.1%
Probability of default	18.6%	-	49.7%	19.1%	-	32.6%
Loss given default	92.8%	-	98.4%	93.8%	-	97.1%
Probability of deferral cure	15.2%	-	63.5%	15.2%	-	63.1%
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
A rollforward of the carrying value of CDOs for the quarters ended March 31, 2016 and 2015 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balance	$31,529	$33,774
Change in other comprehensive income (1)	(786)	300
Paydowns	14	(146)
Ending balance	$30,757	$33,928

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

MSRs
The Company services loans for others totaling $600.8 million as of March 31, 2016 and $242.9 million as of December 31, 2015. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. As of March 31, 2016, loans serviced for others includes approximately $350.0 million of loans, the servicing of which transitioned from NI Bancshares to the Company as a result of the NI Bancshares acquisition, and resulted in an additional $3.1 million of MSRs. Additional information regarding the NI Bancshares transaction is presented in Note 3, "Acquisitions."
The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2016			December 31, 2015
Prepayment speed	10.9%	-	23.0%	10.1%	-	20.9%
Maturity (months)	4	-	79	6	-	86
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2016 and 2015 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balance	$1,853	$1,728
Additions from acquisition	3,092	—
New MSRs	185	145
Total losses included in earnings (1):
Changes in valuation inputs and assumptions	(40)	(51)
Other changes in fair value (2)	(68)	(49)
Ending balance	$5,022	$1,773
Contractual servicing fees earned (1)	$183	$133

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2016 and 2015.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$8,716	$—	$—	$10,519
OREO (2)	—	—	1,877	—	—	8,581
Loans held-for-sale (3)	—	—	8,592	—	—	14,444
Assets held-for-sale (4)	—	—	6,786	—	—	7,428

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of March 31, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2015, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2016 and December 31, 2015 consists of twelve former branches that are no longer in operation and seven parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at the lower of their fair value, as determined by a current appraisal. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$135,049	$135,049	$114,587	$114,587
Interest-bearing deposits in other banks	2	171,312	171,312	266,615	266,615
Securities held-to-maturity	2	21,051	17,503	23,152	20,054
FHLB and FRB stock	2	40,916	40,916	39,306	39,306
Loans	3	7,751,085	7,681,946	7,091,988	6,959,024
Investment in BOLI	3	218,873	218,873	209,601	209,601
Accrued interest receivable	3	31,187	31,187	27,847	27,847
Other interest-earning assets	3	1,621	1,621	1,982	1,982
Liabilities:
Deposits	2	$8,780,818	$8,781,486	$8,097,738	$8,093,640
Borrowed funds	2	387,411	387,411	165,096	165,096
Senior and subordinated debt	1	201,293	207,239	201,208	205,726
Accrued interest payable	2	5,446	5,446	2,175	2,175
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
Loans - Loans includes the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, covered loans, and the allowance for loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through over 110 banking locations. Our principal subsidiary is First Midwest Bank (the "Bank"), which provides a broad range of banking, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2016 and 2015 and Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2015 Annual Report on Form 10-K ("2015 10-K"). The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of future results.
Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, local and national economic conditions, business spending, consumer confidence, legislative and regulatory changes, certain seasonal factors, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:

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

•
Regulatory Capital - Our regulatory capital is classified in one of the following tiers: (i) Common Equity Tier 1 capital ("CET1"), which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets, (ii) Tier 1 capital, which consists of CET1 and qualifying trust-preferred securities and the remaining portion of disallowed deferred tax assets, and (iii) Tier 2 capital, which includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.
As of March 31, 2016, the Company and the Bank each had total assets of approximately $10.7 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2015 10-K.
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2015 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION
The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These include, but are not limited to, earnings per share, excluding acquisition and integration related expenses, total non-interest expense, excluding acquisition and integration related expenses, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, the efficiency ratio, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity. Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.
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
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2015 10-K. There have been no significant changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2015.

PERFORMANCE OVERVIEW
Acquisitions
On March 8, 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. With the acquisition, the Company obtained ten banking offices in northern Illinois and added approximately $400 million in loans and $600 million in deposits. In addition, the Company acquired over $700 million in trust assets under management, which increased the Company's trust assets under management by approximately 10%. The merger consideration totaled $70.1 million and consisted of $54.9 million in Company common stock and $15.2 million in cash. The conversion of operating systems is substantially complete.

Table 1
Selected Financial Data
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2016	2015
Operating Results
Interest income	$87,548	$82,469
Interest expense	6,834	5,687
Net interest income	80,714	76,782
Provision for loan losses	7,593	6,552
Noninterest income	35,926	31,101
Noninterest expense	82,589	72,657
Income before income tax expense	26,458	28,674
Income tax expense	8,496	8,792
Net income	$17,962	$19,882
Weighted-average diluted common shares outstanding	77,992	76,930
Diluted earnings per common share	$0.23	$0.26
Performance Ratios (1)
Return on average common equity	6.06%	7.15%
Return on average tangible common equity (2)	8.87%	10.52%
Return on average assets	0.72%	0.85%
Tax-equivalent net interest margin (3)	3.66%	3.79%
Efficiency ratio (4)	64.82%	64.46%

(1)	All ratios are presented on an annualized basis.

(2)
Return on average tangible common equity expresses net income available to common stockholders excluding intangibles amortization expense, net of tax, as a percentage of tangible common equity ("TCE"). Intangibles amortization expense, net of tax, totaled $591,000 for the quarter ended March 31, 2016, and $599,000 for the same period in 2015. TCE represents average stockholders' equity less average goodwill and other intangible assets.

(3)	See the section of this Item 2 titled "Earnings Performance" below for the calculation of this metric.

(4)
The efficiency ratio expresses noninterest expense, excluding other real estate owned ("OREO") expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $866,000 and $883,000 for the quarters ended March 31, 2016 and 2015, respectively. In addition, acquisition and integration related expenses of $5.0 million are excluded from the efficiency ratio for the first quarter of 2016.

	As of			March 31, 2016 Change from
	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Balance Sheet Highlights
Total assets	$10,728,922	$9,732,676	$9,498,596	$996,246	$1,230,326
Total loans	7,822,555	7,161,715	6,804,351	660,840	1,018,204
Total deposits	8,780,818	8,097,738	7,914,679	683,080	866,139
Core deposits	7,493,696	6,944,272	6,673,534	549,424	820,162
Loans to deposits	89.1%	88.4%	86.0%
Core deposits to total deposits	85.3%	85.8%	84.3%

	As of			March 31, 2016 Change from
	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Asset Quality Highlights (1)
Non-accrual loans	$31,383	$28,875	$48,077	$2,508	$(16,694)
90 days or more past due loans (still accruing interest)	5,483	2,883	3,564	2,600	1,919
Total non-performing loans	36,866	31,758	51,641	5,108	(14,775)
Accruing troubled debt restructurings ("TDRs")	2,702	2,743	3,581	(41)	(879)
OREO	29,238	27,349	26,042	1,889	3,196
Total non-performing assets	$68,806	$61,850	$81,264	$6,956	$(12,458)
30-89 days past due loans (still accruing interest)	$29,826	$16,329	$18,631	$13,497	$11,195
Non-performing assets to loans plus OREO	0.88%	0.86%	1.20%
Allowance for Credit Losses
Allowance for credit losses	$78,375	$74,855	$72,806	$3,520	$5,569
Allowance for credit losses to total loans (2)	1.00%	1.05%	1.07%
Allowance for credit losses to non-accrual loans (1)	244.74%	253.57%	139.62%

(1)
These amounts and ratios exclude loans and OREO acquired through the Company's Federal Deposit Insurance Corporation ("FDIC")-assisted transactions subject to loss sharing agreements ("covered loans" and "covered OREO"). For a discussion of covered loans, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the section of this Item 2 titled "Loan Portfolio and Credit Quality."

(2)
This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. A discussion of the allowance for acquired loan losses and the related acquisition adjustment is presented in the section titled "Loan Portfolio and Credit Quality."

Net income for the first quarter of 2016 was $18.0 million, or $0.23 per share, compared to $19.9 million, or $0.26 per share, for the first quarter of 2015. Performance for the first quarter of 2016 was impacted by acquisition and integration related pre-tax expenses of $5.0 million. Excluding these expenses, net income for the first quarter of 2016 was $21.0 million, or $0.27 per share compared to $0.26 per share for the first quarter of 2015. The increase in net income and earnings per share reflects the benefit of acquisitions completed in the fourth quarter of 2015 and first quarter of 2016, loan growth, and growth in fee-based revenues. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $7.8 billion grew $660.8 million, or 9.2%, from December 31, 2015. This growth was driven by the acquisition of NI Bancshares, which represents $395.8 million of loans at March 31, 2016, and strong sales production from the corporate and consumer lending teams.

Total non-performing assets, excluding covered loans and covered OREO, increased by $7.0 million, or 11.2%, from December 31, 2015, and decreased by $12.5 million, or 15.3%, from March 31, 2015. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.
EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements of our 2015 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2016 and 2015, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$241,645	$342	0.57	$522,232	$398	0.31	$(398)	$342	$(56)
Securities (1)	1,495,462	9,998	2.67	1,218,117	10,411	3.42	2,404	(2,817)	(413)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stock	39,773	159	1.60	37,822	357	3.78	19	(217)	(198)
Loans (1)(2)(3)	7,346,035	79,356	4.34	6,740,399	74,186	4.46	6,506	(1,336)	5,170
Total interest-earning assets (1)(2)	9,122,915	89,855	3.96	8,518,570	85,352	4.06	8,531	(4,028)	4,503
Cash and due from banks	133,268			124,730
Allowance for loan losses	(75,654)			(73,484)
Other assets	876,316			891,925
Total assets	$10,056,845			$9,461,741
Liabilities and Stockholders' Equity
Savings deposits	$1,575,174	283	0.07	$1,426,546	268	0.08	26	(11)	15
NOW accounts	1,448,666	200	0.06	1,365,494	170	0.05	10	20	30
Money market deposits	1,583,898	465	0.12	1,521,762	489	0.13	22	(46)	(24)
Time deposits	1,183,463	1,437	0.49	1,266,562	1,598	0.51	(161)	—	(161)
Borrowed funds	303,232	1,316	1.75	127,571	18	0.06	1,268	30	1,298
Senior and subordinated debt	201,253	3,133	6.26	200,910	3,144	6.35	5	(16)	(11)
Total interest-bearing liabilities	6,295,686	6,834	0.44	5,908,845	5,687	0.39	1,170	(23)	1,147
Demand deposits	2,463,017			2,312,431
Total funding sources	8,758,703			8,221,276
Other liabilities	119,554			125,703
Stockholders' equity - common	1,178,588			1,114,762
Total liabilities and stockholders' equity	$10,056,845			$9,461,741
Tax-equivalent net interest income/margin (1)		83,021	3.66		79,665	3.79	$7,361	$(4,005)	$3,356
Tax-equivalent adjustment		(2,307)			(2,883)
Net interest income (GAAP)		$80,714			$76,782

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)
Non-accrual loans, including covered loans, which totaled $31.9 million as of March 31, 2016 and $52.6 million as of March 31, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

For the first quarter of 2016, total average interest-earning assets rose by $604.3 million from the first quarter of 2015, driven by organic loan growth, purchased securities, and assets acquired in the NI Bancshares transaction during first quarter of 2016.
Total average funding sources increased by $537.4 million from the first quarter of 2015. The increase resulted primarily from deposits acquired from the NI Bancshares transaction late in the first quarter of 2016 and the Peoples Bancorp, Inc. ("Peoples") transaction late in the fourth quarter of 2015, and the addition of $262.5 million of FHLB advances during the first quarter of 2016.

Tax-equivalent net interest margin for the current quarter was 3.66%, decreasing 13 basis points from the first quarter of 2015, due primarily to lower accretion on acquired loans, lower covered loan income, and the continued shift to floating rate loans, which more than offset the redeployment of other interest-earning assets into higher yielding loans and securities.
Net interest income increased by 5.1% from the first quarter of 2015, reflecting the increase in average loans of 9.0% from the same period.
Acquired loan accretion contributed $1.4 million and $2.3 million to net interest income for the first quarter of 2016 and the first quarter of 2015, respectively.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2016 and 2015 are presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015	% Change
Service charges on deposit accounts	$9,473	$9,271	2.2
Wealth management fees	7,559	7,014	7.8
Card-based fees (1)	6,718	6,402	4.9
Merchant servicing fees (2)	3,028	2,665	13.6
Mortgage banking income	1,368	1,123	21.8
Other service charges, commissions, and fees	5,448	2,166	151.5
Total fee-based revenues	33,594	28,641	17.3
Other income (3)	1,445	1,948	(25.8)
Net securities gains (4)	887	512	73.2
Total noninterest income	$35,926	$31,101	15.5

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
Merchant servicing fees are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income. The related merchant card expense is included in noninterest expense for each period presented.

(3)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(4)	For a discussion of this item, see the section of this Item 2 titled "Investment Portfolio Management."
Total noninterest income of $35.9 million increased by 15.5% from the first quarter of 2015. Total fee-based revenues of $33.6 million grew 17.3% compared to the first quarter of 2015, reflecting growth across all categories.
Continued sales of fiduciary and investment advisory services to new and existing customers drove the rise in wealth management fees compared to the first quarter of 2015. In addition, the NI Bancshares transaction, which added over $700.0 million in trust assets under management, contributed approximately $260,000 to wealth management fees in the first quarter of 2016. As of March 31, 2016 trust assets under management totaled $8.1 billion.
Mortgage banking income resulted from sales of $38.7 million of 1-4 family mortgage loans in the secondary market during the first quarter of 2016 compared to $34.5 million in the first quarter of 2015.
The increase in other service charges, commissions, and fees compared to the first quarter of 2015 was due primarily to the sales of capital market products to commercial clients and gains realized on the sale of equipment financing contracts originated by First Midwest Equipment Finance.

Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2016 and 2015 are presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015	% Change
Salaries and employee benefits:
Salaries and wages	$36,296	$32,794	10.7
Retirement and other employee benefits	8,298	7,922	4.7
Total salaries and employee benefits	44,594	40,716	9.5
Net occupancy and equipment expense	9,697	10,436	(7.1)
Professional services	5,920	5,109	15.9
Technology and related costs	3,701	3,687	0.4
Merchant card expense (1)(2)	2,598	2,197	18.3
Advertising and promotions (1)	1,589	1,223	29.9
Net OREO expense	664	1,204	(44.9)
Cardholder expenses (1)	1,359	1,268	7.2
Other expenses (1)	7,447	6,817	9.2
Acquisition and integration related expenses	5,020	—	—
Total noninterest expense	$82,589	$72,657	13.7
Efficiency ratio (3)	64.8%	64.5%

(1)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(2)	The related merchant servicing fees are included in noninterest income for each period presented.

(3)
The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fee-based revenues, other income, and tax-equivalent adjusted BOLI income. BOLI income totaled $866,000 and $883,000 for the quarters ended March 31, 2016 and 2016, respectively. In addition, acquisition and integration related expenses of $5.0 million are excluded from the efficiency ratio for the first quarter of 2016.

Total noninterest expense increased by 6.8% compared to the first quarter of 2015, excluding acquisition and integration related expenses. This increase was driven primarily by salaries and employee benefits and professional services costs associated with merit increases and organizational growth needs, as well as the acquisitions of Peoples and NI Bancshares.
Compared to the first quarter of 2015, total noninterest expense was impacted by operating costs of the 10 banking locations acquired in the NI Bancshares transaction late in the first quarter of 2016, and the impact of the 2 banking locations acquired in the Peoples transaction in the fourth quarter of 2015. These costs primarily occurred within salaries and employee benefits expense and other expenses.
Net occupancy and equipment expense decreased compared to the first quarter of 2015 due to lower weather-related expenses and maintenance costs.
The rise in advertising and promotions expense from the first quarter of 2015 reflects the timing of certain advertising costs.
Compared to the first quarter of 2015, net OREO expense decreased due to reduced valuation adjustments and lower operating expenses. These reductions were partially offset by net losses on sales of OREO properties realized during the first quarter of 2016, compared to net gains on sales of OREO properties realized during the first quarter of 2015.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Income before income tax expense	$26,458	$28,674
Income tax expense:
Federal income tax expense	$7,101	$7,076
State income tax expense	1,395	1,716
Total income tax expense	$8,496	$8,792
Effective income tax rate	32.1%	30.7%
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
The decrease in total income tax expense for the quarter ended March 31, 2016 compared to the same period in 2015 resulted primarily from lower levels of income subject to tax at statutory rates. The increase in effective tax rate was due primarily to lower levels of tax-exempt income.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2015 10-K.
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2016				As of December 31, 2015
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$32,548	$224	$32,772	2.0	$17,000	$(20)	$16,980	1.3
U.S. agency securities	178,745	1,810	180,555	11.1	86,461	182	86,643	6.6
Collateralized mortgage obligations ("CMOs")	805,533	6,139	811,672	49.9	695,198	(8,013)	687,185	52.6
Other mortgage-backed securities ("MBSs")	235,287	3,352	238,639	14.7	152,481	1,049	153,530	11.8
Municipal securities	321,485	6,525	328,010	20.2	321,437	6,133	327,570	25.1
Trust-preferred collateralized debt obligations ("CDOs")	48,301	(17,544)	30,757	1.9	48,287	(16,758)	31,529	2.4
Equity securities	3,204	(30)	3,174	0.2	3,282	(83)	3,199	0.2
Total securities available-for-sale	$1,625,103	$476	$1,625,579	100.0	$1,324,146	$(17,510)	$1,306,636	100.0
Securities Held-to-Maturity
Municipal securities	$21,051	$(3,548)	$17,503		$23,152	$(3,098)	$20,054
Portfolio Composition
As of March 31, 2016, our securities available-for-sale portfolio totaled $1.6 billion, rising $318.9 million, or 24.4%, from December 31, 2015. The increase from December 31, 2015 reflects securities purchases of $276.3 million, consisting primarily of CMOs and MBSs, and $125.8 million in securities acquired in the NI Bancshares transaction, which were partially offset by sales of $30.6 million and maturities, calls, and prepayments of $68.2 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $30.8 million and miscellaneous other securities with a fair value of $3.2 million.
Investments in municipal securities comprised $328.0 million, or 20.2%, of the total securities available-for-sale portfolio at March 31, 2016. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 7
Securities Effective Duration Analysis

	As of March 31, 2016			As of December 31, 2015
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	2.18%	2.24	1.11%	2.30%	2.38	1.16%
U.S. agency securities	2.50%	3.23	1.56%	2.78%	3.79	1.78%
CMOs	3.05%	3.74	2.03%	3.61%	3.99	1.94%
MBSs	2.98%	4.21	2.41%	3.48%	4.42	2.60%
Municipal securities	3.41%	3.45	4.48%	3.08%	3.02	4.80%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.03%	3.66	2.51%	3.39%	3.76	2.72%
Securities Held-to-Maturity
Municipal securities	5.67%	7.85	3.82%	5.66%	7.86	4.44%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio of 3.66 years and 3.03%, respectively, as of March 31, 2016 were both lower than December 31, 2015. These decreases were due to the addition of shorter-duration CMOs and MBSs, which was partially offset by the replacement of matured municipal securities with longer-duration municipal securities.
Realized Gains and Losses
Net securities gains for the first quarter 2016 and 2015 were $887,000 and $512,000, respectively, on securities with carrying values of $30.6 million and $35.7 million for the same periods. No impairment charges were recognized during the first quarter of 2016 or 2015.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. As of March 31, 2016, net unrealized gains totaled $476,000 compared to net unrealized losses of $17.5 million as of December 31, 2015.
Net unrealized gains in the CMO portfolio totaled $6.1 million at March 31, 2016 compared to net unrealized losses of $8.0 million as of December 31, 2015. Net unrealized gains on CMOs at March 31, 2016 included unrealized losses of $2.0 million. The MBS portfolio had net unrealized gains of $3.4 million as of March 31, 2016, compared to $1.0 million as of December 31, 2015, which included unrealized losses of $114,000 and $871,000 for the same periods, respectively. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of March 31, 2016 represents an other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs and MBSs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

As of March 31, 2016, net unrealized gains in the municipal securities portfolio totaled $6.5 million compared to $6.1 million as of December 31, 2015. Net unrealized gains on municipal securities include unrealized losses of $159,000 and $310,000 as of March 31, 2016 and December 31, 2015, respectively. Substantially all of these securities carry investment grade ratings, with the majority supported by the general revenues of the issuing governmental entity, and are supported by third party bond insurance or other types of credit enhancement. We do not believe the unrealized loss on any of these securities represents OTTI.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $17.5 million as of March 31, 2016 and $16.8 million as of December 31, 2015. We do not believe the unrealized losses on the CDOs as of March 31, 2016 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses within a short period of time, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 14 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 83.2% of total loans at March 31, 2016. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of March 31, 2016
	Legacy	Acquired (1)	Total	% of Total Loans	As of December 31, 2015	% of Total Loans	% Change
Commercial and industrial	$2,584,800	$49,591	$2,634,391	33.7	$2,524,726	35.3	4.3
Agricultural	393,131	29,100	422,231	5.4	387,440	5.4	9.0
Commercial real estate:
Office, retail, and industrial	1,457,692	108,703	1,566,395	20.0	1,395,454	19.5	12.2
Multi-family	520,277	41,788	562,065	7.2	528,324	7.4	6.4
Construction	258,546	2,197	260,743	3.3	216,882	3.0	20.2
Other commercial real estate	977,335	82,967	1,060,302	13.6	931,190	13.0	13.9
Total commercial real estate	3,213,850	235,655	3,449,505	44.1	3,071,850	42.9	12.3
Total corporate loans	6,191,781	314,346	6,506,127	83.2	5,984,016	83.6	8.7
Home equity	668,527	14,644	683,171	8.7	653,468	9.1	4.5
1-4 family mortgages	370,457	20,430	390,887	5.0	355,854	5.0	9.8
Installment	167,578	46,401	213,979	2.7	137,602	1.9	55.5
Total consumer loans	1,206,562	81,475	1,288,037	16.4	1,146,924	16.0	12.3
Covered loans	28,391	—	28,391	0.4	30,775	0.4	(7.7)
Total loans	$7,426,734	$395,821	$7,822,555	100.0	$7,161,715	100.0	9.2

(1)	Amounts represent loans acquired in the NI Bancshares transaction, which was completed late in the first quarter of 2016.
Total loans increased by 9.2% from December 31, 2015. Excluding loans acquired in the NI Bancshares transaction of $395.8 million, total loans grew 3.7% from December 31, 2015, driven primarily by strong sales production of the corporate and consumer lending teams. Overall, the mix of loans remained consistent with the prior period.

Growth in corporate loans reflects the strong sales performance across diversified commercial real estate categories, as well as continued expansion into select sector-based lending areas such as healthcare, structured finance, and equipment financing. The rise in consumer loans reflects the continued expansion of online installment lending channels, as well as the addition of shorter-duration, floating rate home equity loans and 1-4 family mortgages.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.1% of total loans and totaled $3.1 billion at March 31, 2016, an increase of 5.0% from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $78.7 million, or 2.7%. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
Commercial Real Estate Loans
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. In addition, many commercial real estate loans do not fully amortize over the term of the loan, but have balloon payments due at maturity. The borrower's ability to make a balloon payment may depend on the availability of long-term financing or their ability to complete a timely sale of the underlying property. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Company's markets.
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

The following table presents commercial real estate loan detail as of March 31, 2016 and December 31, 2015.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2016	% of Total	As of December 31, 2015	% of Total
Office, retail, and industrial:
Office	$542,668	15.7	$479,374	15.6
Retail	486,701	14.1	434,241	14.1
Industrial	537,026	15.6	481,839	15.7
Total office, retail, and industrial	1,566,395	45.4	1,395,454	45.4
Multi-family	562,065	16.3	528,324	17.2
Construction	260,743	7.6	216,882	7.1
Other commercial real estate:
Multi-use properties	244,995	7.1	202,225	6.6
Rental properties	169,505	4.9	131,374	4.3
Warehouses and storage	144,221	4.2	137,223	4.5
Service stations and truck stops	75,422	2.2	78,459	2.6
Restaurants	70,673	2.0	78,017	2.5
Recreational	58,056	1.7	57,967	1.9
Automobile dealers	58,017	1.7	50,580	1.6
Hotels	44,680	1.3	46,889	1.5
Religious	38,805	1.1	38,307	1.2
Other	155,928	4.5	110,149	3.6
Total other commercial real estate	1,060,302	30.7	931,190	30.3
Total commercial real estate	$3,449,505	100.0	$3,071,850	100.0
Commercial real estate loans represent 44.1% of total loans and totaled $3.4 billion at March 31, 2016, increasing by $377.7 million, or 12.3%, from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $235.7 million, or 7.7%. Owner-occupied commercial real estate loans represent approximately 40% of total commercial real estate loans, excluding multi-family and construction loans, at March 31, 2016 and December 31, 2015.
Consumer Loans
Consumer loans represent 16.4% of total loans, and totaled $1.3 billion at March 31, 2016, an increase of 12.3% from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $81.5 million, or 7.1%. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of March 31, 2016
Commercial and industrial	$2,634,391	$2,619,877	$8,298	$561	$291	$5,364
Agricultural	422,231	421,708	228	—	—	295
Commercial real estate:
Office, retail, and industrial	1,566,395	1,545,729	9,375	219	162	10,910
Multi-family	562,065	556,966	3,751	346	592	410
Construction	260,743	258,216	1,749	—	—	778
Other commercial real estate	1,060,302	1,049,524	1,507	3,382	334	5,555
Total commercial real estate	3,449,505	3,410,435	16,382	3,947	1,088	17,653
Total corporate loans	6,506,127	6,452,020	24,908	4,508	1,379	23,312
Home equity	683,171	675,988	1,808	261	479	4,635
1-4 family mortgages	390,887	384,520	1,815	272	844	3,436
Installment	213,979	212,242	1,295	442	—	—
Total consumer loans	1,288,037	1,272,750	4,918	975	1,323	8,071
Covered loans	28,391	27,216	316	352	—	507
Total loans	$7,822,555	$7,751,986	$30,142	$5,835	$2,702	$31,890
As of December 31, 2015
Commercial and industrial	$2,524,726	$2,513,648	$4,340	$857	$294	$5,587
Agricultural	387,440	387,085	—	—	—	355
Commercial real estate:
Office, retail, and industrial	1,395,634	1,385,764	2,647	4	164	6,875
Multi-family	528,324	525,841	541	548	598	796
Construction	216,882	215,977	—	—	—	905
Other commercial real estate	931,190	921,235	3,343	661	340	5,611
Total commercial real estate	3,071,850	3,048,817	6,531	1,213	1,102	14,187
Total corporate loans	5,984,016	5,949,550	10,871	2,070	1,396	20,129
Home equity	653,468	644,996	2,452	216	494	5,310
1-4 family mortgages	355,854	348,784	2,273	528	853	3,416
Installment	137,602	136,780	733	69	—	20
Total consumer loans	1,146,924	1,130,560	5,458	813	1,347	8,746
Covered loans	30,775	29,670	376	174	—	555
Total loans	$7,161,715	$7,109,780	$16,705	$3,057	$2,743	$29,430

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$31,383	$28,875	$32,308	$45,009	$48,077
90 days or more past due loans	5,483	2,883	4,559	2,744	3,564
Total non-performing loans	36,866	31,758	36,867	47,753	51,641
Accruing TDRs	2,702	2,743	2,771	3,067	3,581
OREO	29,238	27,349	31,129	24,471	26,042
Total non-performing assets	$68,806	$61,850	$70,767	$75,291	$81,264
30-89 days past due loans	$29,826	$16,329	$28,629	$28,625	$18,631
Non-accrual loans to total loans	0.40%	0.40%	0.47%	0.66%	0.71%
Non-performing loans to total loans	0.47%	0.45%	0.54%	0.70%	0.77%
Non-performing assets to loans plus OREO	0.88%	0.86%	1.02%	1.10%	1.20%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$507	$555	$1,303	$3,712	$4,570
90 days or more past due loans	352	174	1,372	1,233	6,390
Total non-performing loans	859	729	2,675	4,945	10,960
OREO	411	433	906	3,759	7,309
Total non-performing assets	$1,270	$1,162	$3,581	$8,704	$18,269
30-89 days past due loans	$316	$376	$221	$232	$481
Total non-performing assets
Non-accrual loans	$31,890	$29,430	$33,611	$48,721	$52,647
90 days or more past due loans	5,835	3,057	5,931	3,977	9,954
Total non-performing loans	37,725	32,487	39,542	52,698	62,601
Accruing TDRs	2,702	2,743	2,771	3,067	3,581
OREO	29,649	27,782	32,035	28,230	33,351
Total non-performing assets	$70,076	$63,012	$74,348	$83,995	$99,533
30-89 days past due loans	$30,142	$16,705	$28,850	$28,857	$19,112
Non-accrual loans to total loans	0.41%	0.41%	0.49%	0.71%	0.77%
Non-performing loans to total loans	0.48%	0.45%	0.57%	0.77%	0.92%
Non-performing assets to loans plus OREO	0.89%	0.88%	1.07%	1.22%	1.46%

(1)
Due to the impact of protection provided by the loss share agreements with the FDIC that substantially mitigate the risk of loss, covered loans and covered OREO are separated in this table. Past due covered loans in the table above are determined by borrower performance compared to contractual terms, but are considered accruing loans since they continue to perform in accordance with our expectations of cash flows. For a discussion of covered loans, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Excluding covered loans and OREO, total non-performing assets represented 0.88% of total loans and OREO at March 31, 2016, consistent with 0.86% at December 31, 2015 and down from 1.20% at March 31, 2015.

Loans 30-89 days past due to total loans, excluding covered loans, was 0.38% at March 31, 2016 compared to 0.23% at December 31, 2015 and 0.28% at March 31, 2015, respectively. The increase in loans 30-89 days past due compared to the fourth quarter of 2015 was driven primarily by normal fluctuations and loans acquired in the NI Bancshares transaction that are currently in the process of renewal.

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
Table 12
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2016		December 31, 2015		March 31, 2015
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$1,309	5	$1,344	6	$1,429
Commercial real estate:
Office, retail, and industrial	1	162	1	164	2	571
Multi-family	3	774	3	784	5	1,111
Other commercial real estate	3	334	3	340	3	357
Total commercial real estate	7	1,270	7	1,288	10	2,039
Total corporate loans	12	2,579	12	2,632	16	3,468
Home equity	16	1,135	17	1,161	17	1,124
1-4 family mortgages	11	1,256	11	1,274	9	985
Total consumer loans	27	2,391	28	2,435	26	2,109
Total TDRs	39	$4,970	40	$5,067	42	$5,577
Accruing TDRs	22	$2,702	23	$2,743	27	$3,581
Non-accrual TDRs	17	2,268	17	2,324	15	1,996
Total TDRs	39	$4,970	40	$5,067	42	$5,577
Year-to-date charge-offs on TDRs		$—		$2,687		$2,590
Specific reserves related to TDRs		729		758		800
TDRs totaled $5.0 million at March 31, 2016, consistent with December 31, 2015. Accruing TDRs were $2.7 million at March 31, 2016 and December 31, 2015. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Performing Potential Problem Loans
Performing potential problem loans consist of special mention loans and substandard loans, excluding TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 13
Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of March 31, 2016			As of December 31, 2015
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$121,950	$40,759	$162,709	$86,263	$52,590	$138,853
Agricultural	33,122	8,263	41,385	—	5,562	5,562
Commercial real estate:
Office, retail, and industrial	38,648	33,680	72,328	32,463	35,788	68,251
Multi-family	5,467	3,979	9,446	5,742	3,970	9,712
Construction	4,270	13,186	17,456	4,678	9,803	14,481
Other commercial real estate	15,794	15,404	31,198	13,179	13,654	26,833
Total commercial real estate	64,179	66,249	130,428	56,062	63,215	119,277
Total performing potential problem loans	$219,251	$115,271	$334,522	$142,325	$121,367	$263,692
Performing potential problem loans to corporate loans	3.37%	1.77%	5.14%	2.38%	2.03%	4.41%

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured and collection of principal and interest is expected within a reasonable time.

(3)	Total performing potential problem loans excludes accruing TDRs of $854,000 as of March 31, 2016 and $862,000 as of December 31, 2015.

Performing potential problem loans were 5.1% of corporate loans at March 31, 2016 compared to 4.4% at December 31, 2015. Compared to December 31, 2015, these levels reflect the reclassification of certain commercial and industrial and agricultural loans to special mention. The reclassification of these commercial and industrial loans resulted primarily from two highly leveraged companies that have exit strategies for which we anticipate no losses. Weakening grain commodity pricing drove the reclassification of certain agricultural loans for which management has specific monitoring plans.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $29.6 million at March 31, 2016, increasing $1.9 million, or 6.7%, from December 31, 2015.
Table 14
OREO by Type
(Dollar amounts in thousands)

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Single-family homes	$3,597	$3,965	$3,430
Land parcels:
Raw land	1,689	1,464	6,044
Commercial lots	9,163	9,207	9,436
Single-family lots	1,289	1,719	1,350
Total land parcels	12,141	12,390	16,830
Multi-family units	116	426	998
Commercial properties	13,795	11,001	12,093
Total OREO	$29,649	$27,782	$33,351

OREO Activity
A rollforward of OREO balances for the quarters ended March 31, 2016 and 2015 is presented in the following table.
Table 15
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2016	2015
Beginning balance	$27,782	$34,966
Transfers from loans	942	1,038
Acquisitions	2,863	—
Proceeds from sales	(1,640)	(2,708)
(Losses) Gains on sales of OREO	(161)	793
OREO valuation adjustments	(137)	(738)
Ending balance	$29,649	$33,351
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2016.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans and the remaining acquisition adjustment associated with acquired loans as of March 31, 2016 and December 31, 2015.
Table 16
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Quarter ended March 31, 2016
Beginning balance	$73,268	$1,587	$74,855
Net charge-offs	(4,019)	(54)	(4,073)
Provision for loan losses	7,401	192	7,593
Ending balance	$76,650	$1,725	$78,375
As of March 31, 2016
Total loans	$6,916,219	$906,336	$7,822,555
Remaining acquisition adjustment (2)	N/A	31,581	31,581
Allowance for credit losses to total loans	1.11%	0.19%	1.00%
Remaining acquisition adjustment to acquired loans	N/A	3.48%	N/A
As of December 31, 2015
Total loans	$6,619,539	$542,176	$7,161,715
Remaining acquisition adjustment (2)	N/A	17,676	17,676
Allowance for credit losses to total loans	1.11%	0.29%	1.05%
Remaining acquisition adjustment to acquired loans	N/A	3.26%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $13.4 million and $18.2 million relating to purchased credit impaired ("PCI") and non-purchased credit impaired ("Non-PCI") loans, respectively, as of March 31, 2016, and $8.5 million and $9.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2015.

Excluding acquired loans, the allowance for credit losses to total loans was 1.11% as of March 31, 2016. The acquisition adjustment increased by $13.9 million during the first quarter of 2016, driven primarily by the NI Bancshares transaction. This was partially offset by acquired loan accretion which is included in interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 3.48%. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $63.7 million as of March 31, 2016 and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $1.7 million on loans acquired.

Table 17
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Change in allowance for credit losses
Beginning balance	$74,855	$73,725	$73,279	$72,806	$74,510
Loan charge-offs:
Commercial, industrial, and agricultural	1,898	2,361	1,948	4,127	7,449
Office, retail, and industrial	524	274	563	1,894	156
Multi-family	204	(20)	68	469	28
Construction	126	121	—	15	—
Other commercial real estate	1,445	201	598	527	1,317
Consumer	992	1,464	1,172	751	800
Covered	—	—	8	323	303
Total loan charge-offs	5,189	4,401	4,357	8,106	10,053
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	502	580	347	854	792
Office, retail, and industrial	103	7	106	32	322
Multi-family	25	7	1	3	4
Construction	15	16	114	203	17
Other commercial real estate	151	91	506	1,130	266
Consumer	320	330	213	319	321
Covered	—	—	7	38	75
Total recoveries of loan charge-offs	1,116	1,031	1,294	2,579	1,797
Net loan charge-offs	4,073	3,370	3,063	5,527	8,256
Provision for loan losses	7,593	4,500	4,100	6,000	6,552
Decrease in reserve for unfunded commitments (1)	—	—	(591)	—	—
Total provision for loan losses and other expense	7,593	4,500	3,509	6,000	6,552
Ending balance	$78,375	$74,855	$73,725	$73,279	$72,806

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Allowance for credit losses
Allowance for loan losses	$75,582	$71,992	$68,384	$66,602	$65,311
Allowance for covered loan losses	1,568	1,638	4,116	4,861	5,679
Total allowance for loan losses	77,150	73,630	72,500	71,463	70,990
Reserve for unfunded commitments	1,225	1,225	1,225	1,816	1,816
Total allowance for credit losses	$78,375	$74,855	$73,725	$73,279	$72,806

Allowance for credit losses to loans (1)	1.00%	1.05%	1.06%	1.07%	1.07%
Allowance for credit losses to non-accrual loans (2)	244.74%	253.57%	215.45%	152.01%	139.62%
Allowance for credit losses to non-performing loans (2)	208.34%	230.55%	188.81%	143.27%	129.99%
Average loans	$7,341,331	$7,008,197	$6,881,128	$6,808,219	$6,731,939
Net loan charge-offs to average loans, annualized	0.22%	0.19%	0.18%	0.33%	0.50%

(1)
This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. See the Allowance for Credit Losses and Acquisition Adjustment table above for further discussion of the allowance for acquired loan losses and the related acquisition adjustment.

(2)
These amounts and ratios exclude covered loans and covered OREO. For a discussion of covered loans, see Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $78.4 million as of March 31, 2016, an increase of $3.5 million from December 31, 2015, and represents 1.00% of total loans compared to 1.05% at December 31, 2015.
The provision for loan losses was $7.6 million for the quarter ended March 31, 2016, compared to $4.5 million and $6.6 million for the quarters ended December 31, 2015 and March 31, 2015, respectively. The increase compared to both prior periods resulted primarily from growth in the loan portfolio during the first quarter of 2016.
Total net loan charge-offs to average loans for the first quarter of 2016 was 22 basis points, or $4.1 million, consistent with 19 basis points for the fourth quarter of 2015 and decreasing from 50 basis points for the first quarter of 2015.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2016 % Change From
	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Demand deposits	$2,463,017	$2,560,604	$2,312,431	(3.8)%	6.5%
Savings deposits	1,575,174	1,483,962	1,426,546	6.1%	10.4%
NOW accounts	1,448,666	1,411,425	1,365,494	2.6%	6.1%
Money market accounts	1,583,898	1,576,258	1,521,762	0.5%	4.1%
Core deposits	7,070,755	7,032,249	6,626,233	0.5%	6.7%
Time deposits	1,165,434	1,136,766	1,250,456	2.5%	(6.8)%
Brokered deposits	18,029	16,129	16,106	11.8%	11.9%
Total time deposits	1,183,463	1,152,895	1,266,562	2.7%	(6.6)%
Total deposits	8,254,218	8,185,144	7,892,795	0.8%	4.6%
Securities sold under agreements to repurchase	142,939	122,273	127,571	16.9%	12.0%
Federal funds purchased	—	71	—	N/A	N/A
FHLB advances	159,687	44,776	—	256.6%	N/A
Other borrowings	606	—	—	N/A	N/A
Total borrowed funds	303,232	167,120	127,571	81.4%	137.7%
Senior and subordinated debt	201,253	201,168	200,910	—%	0.2%
Total funding sources	$8,758,703	$8,553,432	$8,221,276	2.4%	6.5%
Average interest rate paid on borrowed funds	1.75%	2.97%	0.06%
Weighted-average maturity of FHLB advances	1.3 months	2.0 months	N/A
Weighted-average interest rate of FHLB advances	0.50%	0.40%	N/A
N/A - Not applicable.
Total average funding sources for the first quarter of 2016 increased by 2.4% compared to the fourth quarter of 2015 and 6.5% compared to the first quarter of 2015. The addition of $262.5 million of FHLB advances during the first quarter of 2016 contributed to the increase in average borrowed funds compared to both prior periods presented. The rise in average core deposits compared to the fourth quarter of 2015 resulted primarily from $443.1 million in core deposits assumed in the NI Bancshares transaction, which contributed $110.0 million to average core deposits as the transaction was completed late in the first quarter of 2016. This increase more than offset the normal seasonal decline in commercial deposits. Compared to the first quarter of 2015, the rise in average core deposits was driven by growth, the NI Bancshares transaction, and the full quarter impact of deposits assumed in the December of 2015 Peoples acquisition.
On April 1, 2016, $38.5 million in subordinated notes matured and were repaid by the Company. In November of 2016 $114.9 million of senior notes will mature.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	As of March 31, 2016		As of March 31, 2015
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$122,511	0.06	$131,200	0.06
FHLB advances	262,500	0.50	—	—
Other borrowings	2,400	3.50	—	—
Total borrowed funds	$387,411	0.38	$131,200	0.06
Average for the year-to-date period:
Securities sold under agreements to repurchase	$142,939	0.14	$127,571	0.06
FHLB advances	159,687	3.17	—	—
Other borrowings	606	3.98	—	—
Total borrowed funds	$303,232	1.75	$127,571	0.06
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,266		$142,545
Federal funds purchased	—		—
FHLB advances	262,500		—
Other borrowings	2,400		—
Average borrowed funds totaled $303.2 million for the first quarter of 2016 increasing by $175.7 million compared to the same period in 2015. This increase was due primarily to the addition of $262.5 million of FHLB advances during the first quarter of 2016. The weighted-average rate on FHLB advances for the first quarter of 2016 was impacted by the hedging of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These interest rate swaps have a weighted-average interest rate of 2.13% as of March 31, 2016. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2015 10-K.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of March 31, 2016 and December 31, 2015.
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

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2016
	As of		Regulatory Minimum For Well- Capitalized
	March 31, 2016	December 31, 2015		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.76%	11.02%	10.00%	8%	$69,490
Tier 1 capital to risk-weighted assets	9.90%	10.13%	8.00%	24%	$175,107
Tier 1 common capital to risk-weighted assets	9.90%	10.13%	6.50%	52%	$313,093
Tier 1 leverage to average assets	9.48%	9.09%	5.00%	90%	$430,654
Company regulatory capital ratios
Total capital to risk-weighted assets	10.64%	11.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.81%	10.28%	N/A	N/A	N/A
Tier 1 common capital to risk-weighted assets	9.30%	9.73%	N/A	N/A	N/A
Tier 1 leverage to average assets	9.56%	9.40%	N/A	N/A	N/A
Reconciliation of Company capital components to GAAP
Total stockholders' equity	$1,224,565	$1,146,268
Goodwill and other intangible assets	(369,979)	(339,277)
Tangible common equity	854,586	806,991
Accumulated other comprehensive loss	15,041	28,389
Tangible common equity, excluding accumulated other comprehensive loss	$869,627	$835,380
Total assets	$10,728,922	$9,732,676
Goodwill and other intangible assets	(369,979)	(339,277)
Tangible assets	$10,358,943	$9,393,399
Risk-weighted assets	$9,452,551	$8,687,864
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.25%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.39%	8.89%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.04%	9.29%	N/A	N/A	N/A
N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
In management's view, Tier 1 common capital and TCE measures are meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with competitors.

The Company's regulatory capital ratios related to end-of-period risk-weighted assets decreased due to organic loan growth and the NI Bancshares acquisition completed late in the first quarter of 2016.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the first quarter of 2016. The dividend increased from $0.08 to $0.09 per common share during the first quarter of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2015 10-K.
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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of March 31, 2016 and December 31, 2015, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, 44% of the loan portfolio consisted of fixed rate loans and 56% were floating rate loans as of March 31, 2016, compared to 54% and 46%, respectively, as of December 31, 2015.
As of March 31, 2016, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 91% of the total compared to 9% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 84% of fixed rate securities and 16% of floating rate interest-bearing deposits in other banks as of December 31, 2015. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $416.2 million, or 10%, of the floating rate loan portfolio as of March 31, 2016, compared to $374.5 million, or 10%, of the floating rate loan portfolio as of December 31, 2015. On the liability side of the balance sheet, 85% and 86% of deposits as of March 31, 2016 and December 31, 2015, respectively, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2016
Dollar change	$47,421	$28,944	$20,806	$(22,320)
Percent change	13.8%	8.4%	6.1%	(6.5)%
As of December 31, 2015
Dollar change	$46,556	$28,038	$19,420	$(18,421)
Percent change	14.8%	8.9%	6.2%	(5.9)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2016 would increase net interest income by $28.9 million, or 8.4%, over the next twelve months compared to no change in interest rates. This same measure was $28.0 million, or 8.9%, as of December 31, 2015.
Overall, interest rate risk volatility as of March 31, 2016 decreased slightly compared to December 31, 2015, driven primarily by the NI Bancshares acquisition which added term securities and fixed rate loans. This decline was partly offset by organic growth in floating rate loans and term securities, funded by short-term FHLB advances and organic growth in core deposits, which are less rate sensitive. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect any liabilities arising from pending legal matters to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2015. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the first quarter of 2016. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of March 31, 2016. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2016	—	$—	—	2,487,947
February 1 – February 29, 2016	111,277	16.15	—	2,487,947
March 1 – March 31, 2016	—	—	—	2,487,947
Total	111,277	$16.15	—

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

10.1	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
10.2	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
10.3	Form of Performance Share Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 10 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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
Date: May 4, 2016
* Duly authorized to sign on behalf of the registrant.