Form 10-Q
period 2016-06-30
FIRST MIDWEST BANCORP INC
filed 2016-08-03
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of July 29, 2016, there were 81,316,401 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2016	December 31, 2015
Assets			(Unaudited)
Cash and due from banks			$149,957	$114,587
Interest-bearing deposits in other banks			105,432	266,615
Trading securities, at fair value			17,693	16,894
Securities available-for-sale, at fair value			1,773,759	1,306,636
Securities held-to-maturity, at amortized cost			20,672	23,152
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			44,506	39,306
Loans			7,979,537	7,161,715
Allowance for loan losses			(80,105)	(73,630)
Net loans			7,899,432	7,088,085
Other real estate owned ("OREO")			29,990	27,782
Premises, furniture, and equipment, net			140,554	122,278
Investment in bank-owned life insurance ("BOLI")			218,133	209,601
Goodwill and other intangible assets			369,962	339,277
Accrued interest receivable and other assets			225,720	178,463
Total assets			$10,995,810	$9,732,676
Liabilities
Noninterest-bearing deposits			$2,683,495	$2,414,454
Interest-bearing deposits			6,287,821	5,683,284
Total deposits			8,971,316	8,097,738
Borrowed funds			449,744	165,096
Senior and subordinated debt			162,876	201,208
Accrued interest payable and other liabilities			160,985	122,366
Total liabilities			9,744,921	8,586,408
Stockholders' Equity
Common stock			913	882
Additional paid-in capital			495,159	446,672
Retained earnings			982,277	953,516
Accumulated other comprehensive loss, net of tax			(8,803)	(28,389)
Treasury stock, at cost			(218,657)	(226,413)
Total stockholders' equity			1,250,889	1,146,268
Total liabilities and stockholders' equity			$10,995,810	$9,732,676

	June 30, 2016		December 31, 2015
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	91,277	—	88,228
Shares outstanding	—	81,312	—	77,952
Treasury shares	—	9,965	—	10,276

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans	$86,526	$75,820	$164,981	$149,217
Investment securities	9,363	7,823	17,921	16,116
Other short-term investments	661	913	1,196	1,692
Total interest income	96,550	84,556	184,098	167,025
Interest Expense
Deposits	2,482	2,402	4,867	4,927
Borrowed funds	1,499	118	2,815	136
Senior and subordinated debt	2,588	3,134	5,721	6,278
Total interest expense	6,569	5,654	13,403	11,341
Net interest income	89,981	78,902	170,695	155,684
Provision for loan losses	8,085	6,000	15,678	12,552
Net interest income after provision for loan losses	81,896	72,902	155,017	143,132
Noninterest Income
Service charges on deposit accounts	10,169	9,886	19,642	19,157
Wealth management fees	8,642	7,433	16,201	14,447
Card-based fees	7,592	6,953	14,310	13,355
Mortgage banking income	1,863	1,439	3,231	2,562
Other service charges, commissions, and fees	7,668	5,862	16,144	10,693
Net securities gains	23	515	910	1,027
Other income	1,865	1,900	3,310	3,848
Total noninterest income	37,822	33,988	73,748	65,089
Noninterest Expense
Salaries and employee benefits	46,267	40,294	90,861	81,010
Net occupancy and equipment expense	9,928	9,622	19,625	20,058
Professional services	5,292	5,322	11,212	10,431
Technology and related costs	3,669	3,527	7,370	7,214
Net OREO expense	1,122	1,861	1,786	3,065
Other expenses	14,458	12,825	27,451	24,330
Acquisition and integration related expenses	618	—	5,638	—
Total noninterest expense	81,354	73,451	163,943	146,108
Income before income tax expense	38,364	33,439	64,822	62,113
Income tax expense	13,097	10,865	21,593	19,657
Net income	$25,267	$22,574	$43,229	$42,456
Per Common Share Data
Basic earnings per common share	$0.31	$0.29	$0.54	$0.55
Diluted earnings per common share	$0.31	$0.29	$0.54	$0.55
Dividends declared per common share	$0.09	$0.09	$0.18	$0.18
Weighted-average common shares outstanding	80,383	77,089	79,182	77,004
Weighted-average diluted common shares outstanding	80,396	77,101	79,194	77,016

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$25,267	$22,574	$43,229	$42,456
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	9,493	(11,690)	28,366	(5,378)
Tax effect	(3,795)	4,670	(11,341)	2,142
Net of tax	5,698	(7,020)	17,025	(3,236)
Reclassification of net gains included in net income:
Before tax	23	515	910	1,027
Tax effect	(9)	(211)	(364)	(420)
Net of tax	14	304	546	607
Net unrealized holding gains (losses)	5,684	(7,324)	16,479	(3,843)
Derivative Instruments
Unrealized holding gains (losses):
Before tax	924	(1,831)	5,199	(2,550)
Tax effect	(370)	728	(2,092)	1,016
Net of tax	554	(1,103)	3,107	(1,534)
Total other comprehensive income (loss)	6,238	(8,427)	19,586	(5,377)
Total comprehensive income	$31,505	$14,147	$62,815	$37,079

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive loss	(3,843)	(1,534)	—	(5,377)
Balance at June 30, 2015	$(6,793)	$(2,672)	$(11,767)	$(21,232)
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	16,479	3,107	—	19,586
Balance at June 30, 2016	$6,208	$639	$(15,650)	$(8,803)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Net income	—	—	—	42,456	—	—	42,456
Other comprehensive income	—	—	—	—	(5,377)	—	(5,377)
Common dividends declared ($0.18 per common share)	—	—	—	(14,033)	—	—	(14,033)
Restricted stock activity	268	—	(9,663)	—	—	7,207	(2,456)
Treasury stock issued to benefit plans	(2)	—	(64)	—	—	169	105
Share-based compensation expense	—	—	3,487	—	—	—	3,487
Balance at June 30, 2015	77,961	$882	$443,558	$927,939	$(21,232)	$(226,190)	$1,124,957
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	43,229	—	—	43,229
Other comprehensive income	—	—	—	—	19,586	—	19,586
Common dividends declared ($0.18 per common share)	—	—	—	(14,468)	—	—	(14,468)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	7	—	112	—	—	—	112
Restricted stock activity	316	—	(10,319)	—	—	7,819	(2,500)
Treasury stock issued to benefit plans	(5)	—	(8)	—	—	(63)	(71)
Share-based compensation expense	—	—	3,837	—	—	—	3,837
Balance at June 30, 2016	81,312	$913	$495,159	$982,277	$(8,803)	$(218,657)	$1,250,889

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$58,876	$63,306
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	174,937	148,842
Proceeds from sales of securities available-for-sale	40,043	47,320
Purchases of securities available-for-sale	(532,934)	(159,252)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,360	3,447
Purchases of securities held-to-maturity	(16)	(1,184)
Purchases of FHLB stock	(3,651)	(1,190)
Net increase in loans	(432,283)	(128,883)
Proceeds from claims on BOLI, net of premiums paid	1,599	1,021
Proceeds from sales of OREO	3,852	10,584
Proceeds from sales of premises, furniture, and equipment	3,213	195
Purchases of premises, furniture, and equipment	(7,536)	(4,386)
Net cash received from acquisitions	57,347	—
Net cash used in investing activities	(691,069)	(83,486)
Financing Activities
Net increase in deposit accounts	278,657	324,913
Net increase in borrowed funds	282,232	51,042
Payments for the maturity of subordinated debt	(38,500)	—
Cash dividends paid	(14,123)	(13,232)
Restricted stock activity	(2,248)	(2,766)
Excess tax benefit related to share-based compensation	362	794
Net cash provided by financing activities	506,380	360,751
Net (decrease) increase in cash and cash equivalents	(125,813)	340,571
Cash and cash equivalents at beginning of period	381,202	606,262
Cash and cash equivalents at end of period	$255,389	$946,833

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$7,427	$7,953
Interest paid to depositors and creditors	13,269	11,476
Dividends declared, but unpaid	7,595	7,023
Common stock issued for acquisitions, net of issuance costs	54,896	—
Non-cash transfers of loans to OREO	3,675	4,657
Non-cash transfers of loans held-for-investment to loans held-for-sale	63,709	23,012

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Non-accrual Loans – Generally, corporate loans are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due unless the credit is sufficiently collateralized and in the process of renewal or collection, or (ii) when an individual analysis of a borrower's creditworthiness warrants a downgrade to non-accrual regardless of past due status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual status, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate that the Company will collect all principal and interest.
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
The allowance for loan losses also consists of an allowance on acquired and covered Non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. Subsequent to the acquisition date, an allowance for credit losses is established as necessary to reflect credit deterioration. The acquired Non-PCI allowance is based on management's evaluation of the acquired Non-PCI loan portfolio giving consideration to the current portfolio balance including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance for covered Non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The acquired and covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the acquired and covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all of the outstanding acquired and covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates. Acquired Non-PCI loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included in the general loan population and allocated an allowance based on a loss migration analysis.
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
Accounting Pronouncements Pending Adoption
Revenue from Contracts with Customers: In May of 2014, the FASB issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March of 2016, the FASB issued an amendment to this guidance to clarify the implementation of guidance on principal versus agent consideration. Additional amendments to clarify the implementation guidance on the identification of performance obligations and licensing were issued in April of 2016 and narrow-scope improvements and practical expedients were issued in May of 2016.
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
Leases: In February of 2016, the FASB issued guidance to increase transparency and comparability across entities for leasing arrangements. This guidance requires lessees to recognize assets and liabilities for most leases. For lessors, this guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. In addition, this guidance clarifies criteria for the determination of whether a contract is or contains a lease. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the new guidance and the impact to the Company's financial condition, results of operations, and liquidity.
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
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued guidance that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. Management is evaluating the new guidance and the impact to the Company's financial condition, results of operations, and liquidity.
3. ACQUISITIONS
Pending Acquisitions
Standard Bancshares, Inc.
On June 28, 2016, the Company entered into a definitive agreement to acquire Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. With the acquisition, the Company would acquire 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana. Standard has total assets of approximately $2.5 billion with $2.2 billion in deposits and $1.8 billion in loans. The merger agreement provides for a fixed exchange ratio of 0.4350 shares of First Midwest common stock for each share of Standard common stock. As of the date of announcement, the overall transaction is valued at approximately $365 million, including Standard's common stock, stock options, phantom stock, and stock settled rights. The acquisition is expected to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions, as well as Company and Standard shareholder approval.
Completed Acquisitions
NI Bancshares Corporation
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
Peoples Bancorp, Inc.
On December 3, 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples"), and its wholly-owned banking subsidiary, The Peoples' Bank of Arlington Heights. With the acquisition, the Company acquired all assets and assumed all liabilities of Peoples, which included two banking offices in Arlington Heights, Illinois, at a purchase price of $16.8 million paid in cash. The Company recorded goodwill of $7.5 million associated with the acquisition. The Company is finalizing the fair values of the assets and liabilities acquired. As a result, the fair value adjustments associated with these accounts and goodwill are preliminary and may change.

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
(Amounts in thousands, except share and per share data)

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
Expenses related to the acquisition and integration of the transactions above and pending transactions totaled $618,000 and $5.6 million during the quarter and six months ended June 30, 2016, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. The completed acquisitions were not considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are not included.

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
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$38,548	$341	$—	$38,889	$17,000	$15	$(35)	$16,980
U.S. agency securities	196,735	2,580	(84)	199,231	86,461	351	(169)	86,643
Collateralized mortgage obligations ("CMOs")	908,550	13,239	(1,054)	920,735	695,198	1,072	(9,085)	687,185
Other mortgage-backed securities ("MBSs")	281,924	4,839	(106)	286,657	152,481	1,920	(871)	153,530
Municipal securities	286,547	8,046	(29)	294,564	321,437	6,443	(310)	327,570
Trust-preferred collateralized debt obligations ("CDOs")	48,219	32	(17,820)	30,431	48,287	34	(16,792)	31,529
Equity securities	3,290	83	(121)	3,252	3,282	86	(169)	3,199
Total securities available-for-sale	$1,763,813	$29,160	$(19,214)	$1,773,759	$1,324,146	$9,921	$(27,431)	$1,306,636
Securities Held-to-Maturity
Municipal securities	$20,672	$—	$(2,278)	$18,394	$23,152	$—	$(3,098)	$20,054
Trading Securities				$17,693				$16,894

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$84,587	$83,558	$3,220	$2,865
After one year to five years	430,910	425,669	7,840	6,976
After five years to ten years	6,333	6,256	2,111	1,878
After ten years	48,219	47,632	7,501	6,675
Securities that do not have a single contractual maturity date	1,193,764	1,210,644	—	—
Total	$1,763,813	$1,773,759	$20,672	$18,394
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion at June 30, 2016 and $856.9 million at December 31, 2015. No securities held-to-maturity were pledged as of June 30, 2016 or December 31, 2015.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. During the quarters and six months ended June 30, 2016 and 2015 there were no material gross trading gains (losses). The following table presents net realized gains on securities available-for-sale for the quarters and six months ended June 30, 2016 and 2015.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains on sales of securities:
Gross realized gains	$149	$515	$1,079	$1,165
Gross realized losses	(126)	—	(169)	(138)
Net realized gains on sales of securities	23	515	910	1,027
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$23	$515	$910	$1,027
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the quarters and six months ended June 30, 2016 and 2015. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$23,709	$23,709	$23,709	$23,880
OTTI included in earnings (1):
Reduction for sales of securities (2)	—	—	—	(171)
Ending balance	$23,709	$23,709	$23,709	$23,709

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)	This reduction was driven by the sale of one CMO with a carrying value of $1.3 million during the six months ended June 30, 2015.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2016 and December 31, 2015.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2016
Securities Available-for-Sale
U.S. agency securities	8	$17,500	$84	$—	$—	$17,500	$84
CMOs	31	24,763	113	89,507	941	114,270	1,054
MBSs	10	18,479	79	6,965	27	25,444	106
Municipal securities	10	3,171	18	1,012	11	4,183	29
CDOs	10	1,750	96	28,058	17,724	29,808	17,820
Equity securities	2	485	120	2,377	1	2,862	121
Total	71	$66,148	$510	$127,919	$18,704	$194,067	$19,214
Securities Held-To-Maturity
Municipal securities	16	$18,394	$2,278	$—	$—	$18,394	$2,278
As of December 31, 2015
Securities Available-for-Sale
U.S. treasury securities	4	$7,946	$35	$—	$—	$7,946	$35
U.S. agency securities	10	30,620	169	—	—	30,620	169
CMOs	133	309,787	3,110	257,362	5,975	567,149	9,085
MBSs	27	63,028	427	31,980	444	95,008	871
Municipal securities	68	8,135	65	24,227	245	32,362	310
CDOs	8	8,034	971	21,642	15,821	29,676	16,792
Equity securities	2	485	120	2,305	49	2,790	169
Total	252	$428,035	$4,897	$337,516	$22,534	$765,551	$27,431
Securities Held-To-Maturity
Municipal securities	19	$20,054	$3,098	$—	$—	$20,054	$3,098
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2016 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of June 30, 2016 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. For a detailed discussion of the CDO valuation methodology, see Note 13, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Commercial and industrial	$2,699,742	$2,524,726
Agricultural	401,858	387,440
Commercial real estate:
Office, retail, and industrial	1,529,675	1,395,454
Multi-family	587,104	528,324
Construction	371,016	216,882
Other commercial real estate	1,000,655	931,190
Total commercial real estate	3,488,450	3,071,850
Total corporate loans	6,590,050	5,984,016
Home equity	722,881	653,468
1-4 family mortgages	415,581	355,854
Installment	223,845	137,602
Total consumer loans	1,362,307	1,146,924
Covered loans	27,180	30,775
Total loans	$7,979,537	$7,161,715
Deferred loan fees included in total loans	$4,359	$5,191
Overdrawn demand deposits included in total loans	4,480	2,810
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

Loan Sales
The following table presents loan sales for the quarters and six months ended June 30, 2016 and 2015.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Corporate loan sales
Proceeds from sales	$14,271	$4,138	$23,859	$9,423
Less book value of loans sold	13,760	3,864	22,890	9,009
Net gains on corporate loan sales (1)	511	274	969	414
1-4 family mortgage loan sales
Proceeds from sales	53,258	53,445	92,765	89,027
Less book value of loans sold	52,089	51,949	90,769	86,445
Net gains on 1-4 family mortgage loan sales (2)	1,169	1,496	1,996	2,582
Total net gains on loan sales	$1,680	$1,770	$2,965	$2,996

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold 1-4 family mortgage loans. A description of the recourse obligation is presented in Note 12, "Commitments, Guarantees, and Contingent Liabilities."

6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents acquired and covered PCI and Non-PCI loans as of June 30, 2016 and December 31, 2015.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of June 30, 2016			As of December 31, 2015
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$69,404	$782,181	$851,585	$50,286	$534,506	$584,792
Covered loans	9,154	18,026	27,180	9,919	20,856	30,775
Total acquired and covered loans	$78,558	$800,207	$878,765	$60,205	$555,362	$615,567
Acquired Non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $98.3 million and $61.6 million as of June 30, 2016 and December 31, 2015, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of June 30, 2016 and December 31, 2015.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and six months ended June 30, 2016 and 2015 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$5,680	$8,540	$3,903	$8,452
Amortization	(302)	(395)	(582)	(853)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(475)	786	(259)	1,720
Net payments to (from) the FDIC	268	(1,596)	2,109	(1,984)
Ending balance	$5,171	$7,335	$5,171	$7,335
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balances	$27,258	$26,420	$24,912	$28,244
Additions	—	—	3,981	—
Accretion	(2,303)	(4,335)	(3,849)	(6,998)
Other (1)	127	(1,427)	38	(588)
Ending balance	$25,082	$20,658	$25,082	$20,658

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2016 and December 31, 2015. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2016
Commercial and industrial	$2,684,411	$10,162	$5,169	$15,331	$2,699,742	$6,303	$1,050
Agricultural	401,242	383	233	616	401,858	475	—
Commercial real estate:
Office, retail, and industrial	1,516,265	4,677	8,733	13,410	1,529,675	16,815	34
Multi-family	584,040	2,566	498	3,064	587,104	321	354
Construction	370,596	47	373	420	371,016	360	20
Other commercial real estate	992,309	2,926	5,420	8,346	1,000,655	4,797	2,925
Total commercial real estate	3,463,210	10,216	15,024	25,240	3,488,450	22,293	3,333
Total corporate loans	6,548,863	20,761	20,426	41,187	6,590,050	29,071	4,383
Home equity	717,461	3,278	2,142	5,420	722,881	4,527	153
1-4 family mortgages	411,585	1,901	2,095	3,996	415,581	3,261	604
Installment	222,273	1,306	266	1,572	223,845	—	266
Total consumer loans	1,351,319	6,485	4,503	10,988	1,362,307	7,788	1,023
Covered loans	26,204	681	295	976	27,180	453	—
Total loans	$7,926,386	$27,927	$25,224	$53,151	$7,979,537	$37,312	$5,406
As of December 31, 2015
Commercial and industrial	$2,516,197	$4,956	$3,573	$8,529	$2,524,726	$5,587	$857
Agricultural	387,109	245	86	331	387,440	355	—
Commercial real estate:
Office, retail, and industrial	1,386,383	2,647	6,424	9,071	1,395,454	6,875	4
Multi-family	526,625	541	1,158	1,699	528,324	796	548
Construction	216,377	—	505	505	216,882	905	—
Other commercial real estate	922,531	3,575	5,084	8,659	931,190	5,611	661
Total commercial real estate	3,051,916	6,763	13,171	19,934	3,071,850	14,187	1,213
Total corporate loans	5,955,222	11,964	16,830	28,794	5,984,016	20,129	2,070
Home equity	647,175	3,247	3,046	6,293	653,468	5,310	216
1-4 family mortgages	350,980	2,680	2,194	4,874	355,854	3,416	528
Installment	136,780	753	69	822	137,602	20	69
Total consumer loans	1,134,935	6,680	5,309	11,989	1,146,924	8,746	813
Covered loans	29,808	405	562	967	30,775	555	174
Total loans	$7,119,965	$19,049	$22,701	$41,750	$7,161,715	$29,430	$3,057

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2016 and 2015 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended June 30, 2016
Beginning balance	$37,736	$14,412	$2,540	$2,433	$6,567	$11,894	$1,568	$1,225	$78,375
Charge-offs	(2,026)	(1,641)	(84)	(8)	(879)	(1,493)	(2)	—	(6,133)
Recoveries	576	8	1	20	69	329	—	—	1,003
Net charge-offs	(1,450)	(1,633)	(83)	12	(810)	(1,164)	(2)	—	(5,130)
Provision for loan losses and other	3,798	206	469	(206)	1,717	2,273	(172)	175	8,260
Ending balance	$40,084	$12,985	$2,926	$2,239	$7,474	$13,003	$1,394	$1,400	$81,505
Quarter ended June 30, 2015
Beginning balance	$32,096	$10,831	$2,355	$2,076	$6,298	$11,655	$5,679	$1,816	$72,806
Charge-offs	(4,127)	(1,894)	(469)	(15)	(527)	(751)	(323)	—	(8,106)
Recoveries	854	32	3	203	1,130	319	38	—	2,579
Net charge-offs	(3,273)	(1,862)	(466)	188	603	(432)	(285)	—	(5,527)
Provision for loan losses and other	4,906	2,376	562	(374)	(534)	(403)	(533)	—	6,000
Ending balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279
Six months ended June 30, 2016
Beginning balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
Charge-offs	(3,924)	(2,165)	(288)	(134)	(2,324)	(2,485)	(2)	—	(11,322)
Recoveries	1,078	111	26	35	220	649	—	—	2,119
Net charge-offs	(2,846)	(2,054)	(262)	(99)	(2,104)	(1,836)	(2)	—	(9,203)
Provision for loan losses and other	5,856	1,923	726	898	3,490	3,027	(242)	175	15,853
Ending balance	$40,084	$12,985	$2,926	$2,239	$7,474	$13,003	$1,394	$1,400	$81,505
Six months ended June 30, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(11,576)	(2,050)	(497)	(15)	(1,844)	(1,551)	(626)	—	(18,159)
Recoveries	1,646	354	7	220	1,396	640	113	—	4,376
Net charge-offs	(9,930)	(1,696)	(490)	205	(448)	(911)	(513)	—	(13,783)
Provision for loan losses and other	14,201	2,049	692	(612)	(1,512)	(414)	(1,852)	—	12,552
Ending balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2016 and December 31, 2015.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of June 30, 2016
Commercial, industrial, and agricultural	$3,755	$3,087,338	$10,507	$3,101,600	$198	$39,220	$666	$40,084
Commercial real estate:
Office, retail, and industrial	15,742	1,500,762	13,171	1,529,675	2,086	9,517	1,382	12,985
Multi-family	399	574,031	12,674	587,104	—	2,724	202	2,926
Construction	34	366,057	4,925	371,016	—	2,088	151	2,239
Other commercial real estate	3,309	980,256	17,090	1,000,655	8	6,357	1,109	7,474
Total commercial real estate	19,484	3,421,106	47,860	3,488,450	2,094	20,686	2,844	25,624
Total corporate loans	23,239	6,508,444	58,367	6,590,050	2,292	59,906	3,510	65,708
Consumer	—	1,351,270	11,037	1,362,307	—	12,476	527	13,003
Covered loans	—	18,026	9,154	27,180	—	228	1,166	1,394
Reserve for unfunded commitments	—	—	—	—	—	1,400	—	1,400
Total loans	$23,239	$7,877,740	$78,558	$7,979,537	$2,292	$74,010	$5,203	$81,505
As of December 31, 2015
Commercial, industrial, and agricultural	$2,871	$2,902,361	$6,934	$2,912,166	$883	$35,378	$813	$37,074
Commercial real estate:
Office, retail, and industrial	6,162	1,376,789	12,503	1,395,454	715	10,833	1,568	13,116
Multi-family	800	526,037	1,487	528,324	—	2,367	95	2,462
Construction	178	212,671	4,033	216,882	—	1,160	280	1,440
Other commercial real estate	3,665	913,161	14,364	931,190	—	5,367	721	6,088
Total commercial real estate	10,805	3,028,658	32,387	3,071,850	715	19,727	2,664	23,106
Total corporate loans	13,676	5,931,019	39,321	5,984,016	1,598	55,105	3,477	60,180
Consumer	—	1,135,959	10,965	1,146,924	—	11,425	387	11,812
Covered loans	—	20,856	9,919	30,775	—	248	1,390	1,638
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$13,676	$7,087,834	$60,205	$7,161,715	$1,598	$68,003	$5,254	$74,855

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2016 and December 31, 2015. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2016				As of December 31, 2015
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$1,909	$1,846	$5,873	$198	$1,673	$1,198	$4,592	$883
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	8,900	6,842	21,121	2,086	4,654	1,508	12,083	715
Multi-family	399	—	399	—	800	—	941	—
Construction	34	—	34	—	178	—	299	—
Other commercial real estate	3,039	270	4,740	8	3,665	—	4,403	—
Total commercial real estate	12,372	7,112	26,294	2,094	9,297	1,508	17,726	715
Total impaired loans individually evaluated for impairment	$14,281	$8,958	$32,167	$2,292	$10,970	$2,706	$22,318	$1,598

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2016 and 2015. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$3,236	$12	$9,277	$6
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	12,713	29	11,188	4
Multi-family	401	—	866	1
Construction	34	—	5,395	—
Other commercial real estate	3,641	53	2,822	8
Total commercial real estate	16,788	82	20,271	13
Total impaired loans	$20,024	$94	$29,548	$19

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$3,114	$50	$12,783	$76
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	10,529	77	11,570	33
Multi-family	534	1	890	1
Construction	82	—	5,820	—
Other commercial real estate	3,649	72	2,970	19
Total commercial real estate	14,794	150	21,250	53
Total impaired loans	$17,908	$200	$34,033	$129

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of June 30, 2016 and December 31, 2015.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of June 30, 2016
Commercial and industrial	$2,511,957	$130,476	$51,006	$6,303	$2,699,742
Agricultural	366,283	17,130	17,970	475	401,858
Commercial real estate:
Office, retail, and industrial	1,441,594	38,902	32,364	16,815	1,529,675
Multi-family	577,991	4,821	3,971	321	587,104
Construction	357,969	4,250	8,437	360	371,016
Other commercial real estate	966,607	12,123	17,128	4,797	1,000,655
Total commercial real estate	3,344,161	60,096	61,900	22,293	3,488,450
Total corporate loans	$6,222,401	$207,702	$130,876	$29,071	$6,590,050
As of December 31, 2015
Commercial and industrial	$2,379,992	$86,263	$52,884	$5,587	$2,524,726
Agricultural	381,523	—	5,562	355	387,440
Commercial real estate:
Office, retail, and industrial	1,320,164	32,627	35,788	6,875	1,395,454
Multi-family	517,412	6,146	3,970	796	528,324
Construction	201,496	4,678	9,803	905	216,882
Other commercial real estate	898,746	13,179	13,654	5,611	931,190
Total commercial real estate	2,937,818	56,630	63,215	14,187	3,071,850
Total corporate loans	$5,699,333	$142,893	$121,661	$20,129	$5,984,016

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $847,000 as of June 30, 2016 and $862,000 as of December 31, 2015.
Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of June 30, 2016
Home equity	$718,354	$4,527	$722,881
1-4 family mortgages	412,320	3,261	415,581
Installment	223,845	—	223,845
Total consumer loans	$1,354,519	$7,788	$1,362,307
As of December 31, 2015
Home equity	$648,158	$5,310	$653,468
1-4 family mortgages	352,438	3,416	355,854
Installment	137,582	20	137,602
Total consumer loans	$1,138,178	$8,746	$1,146,924

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2016 and December 31, 2015. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2016			As of December 31, 2015
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$289	$286	$575	$294	$1,050	$1,344
Commercial real estate:
Office, retail, and industrial	159	—	159	164	—	164
Multi-family	591	177	768	598	186	784
Other commercial real estate	329	—	329	340	—	340
Total commercial real estate	1,079	177	1,256	1,102	186	1,288
Total corporate loans	1,368	463	1,831	1,396	1,236	2,632
Home equity	286	826	1,112	494	667	1,161
1-4 family mortgages	837	401	1,238	853	421	1,274
Total consumer loans	1,123	1,227	2,350	1,347	1,088	2,435
Total loans	$2,491	$1,690	$4,181	$2,743	$2,324	$5,067

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of June 30, 2016 and there were $758,000 in specific reserves related to TDRs as of December 31, 2015.
No TDRs were restructured during the quarters and six months ended June 30, 2016 and 2015.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2016 and 2015.

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accruing
Beginning balance	$2,702	$3,581	$2,743	$3,704
Net payments received	(28)	(349)	(69)	(391)
Net transfers to non-accrual	(183)	(165)	(183)	(246)
Ending balance	2,491	3,067	2,491	3,067
Non-accrual
Beginning balance	2,268	1,996	2,324	19,904
Net payments received	(522)	(55)	(578)	(15,454)
Charge-offs	(239)	(36)	(239)	(2,626)
Net transfers from accruing	183	165	183	246
Ending balance	1,690	2,070	1,690	2,070
Total TDRs	$4,181	$5,137	$4,181	$5,137
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
There were no material commitments to lend additional funds to borrowers with TDRs as of June 30, 2016 and December 31, 2015.
8.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$124,744	$155,196
FHLB advances	325,000	9,900
Total borrowed funds	$449,744	$165,096
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities. The securities underlying the agreements remain in the respective asset accounts.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. As of June 30, 2016, the Company held various 3-month FHLB advances with fixed interest rates that range from 0.46% to 0.58% and maturity dates that range from August 1, 2016 to September 1, 2016.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 11 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.

9.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of
	Issuance Date	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
Senior notes	November 2011	November 2016	5.875%	$114,952	$114,891
Subordinated notes	March 2006	April 2016	5.850%	—	38,499
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,799	37,799
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,344	4,296
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,781	5,723
Total junior subordinated debentures				47,924	47,818
Total senior and subordinated debt				$162,876	$201,208

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company during 2014 through the acquisition of Great Lakes Financial Resources, Inc., the holding company for Great Lakes Bank. These amounts include acquisition adjustments which resulted in a discount of $1.8 million to GLST II and $2.5 million to GLST III as of June 30, 2016 and $1.9 million to GLST II and $2.5 million to GLST III as of December 31, 2015.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
On April 1, 2016, $38.5 million of 5.850% subordinated notes matured and were repaid by the Company. On November 22, 2016, $115.0 million of 5.875% senior notes will mature. Management is currently evaluating repayment strategies for the senior notes.
Junior Subordinated Debentures
FMCT, GLST II, and GLST III are Delaware statutory business trusts. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of each trust. Therefore, each trust's ability to pay amounts due on the trust-preferred securities is solely dependent on the Company making payments on the related junior subordinated debentures. The trust-preferred securities are subject to mandatory redemption, in whole or in part, on repayment of the junior subordinated debentures at the stated maturity date or on redemption. The Company guarantees payments of distributions and redemptions on the trust-preferred securities on a limited basis.
Trust-preferred securities are included in Tier 1 capital of the Company for regulatory capital purposes. The statutory trusts qualify as VIEs for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.

10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$25,267	$22,574	$43,229	$42,456
Net income applicable to non-vested restricted shares	(290)	(249)	(502)	(477)
Net income applicable to common shares	$24,977	$22,325	$42,727	$41,979
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	80,383	77,089	79,182	77,004
Dilutive effect of common stock equivalents	13	12	12	12
Weighted-average diluted common shares outstanding	80,396	77,101	79,194	77,016
Basic EPS	$0.31	$0.29	$0.54	$0.55
Diluted EPS	$0.31	$0.29	$0.54	$0.55
Anti-dilutive shares not included in the computation of diluted EPS (1)	469	768	539	857

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Gross notional amount outstanding	$11,016	$11,620
Derivative liability fair value	(528)	(643)
Weighted-average interest rate received	2.37%	2.25%
Weighted-average interest rate paid	6.35%	6.36%
Weighted-average maturity (in years)	1.49	1.97
Fair value of derivative (1)	$547	$665

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and six months ended June 30, 2016 and 2015, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of June 30, 2016, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $710.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.

Forward starting interest rate swaps totaling $325.0 million began on various dates between June of 2015 and June of 2016, and mature between June and August of 2019. The remaining forward starting interest rate swaps begin at various dates between February of 2017 and May of 2018 and mature between February and May of 2020. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Gross notional amount outstanding	$1,420,000	$1,220,000
Derivative asset fair value	20,683	4,787
Derivative liability fair value	(19,647)	(8,950)
Weighted-average interest rate received	1.28%	1.24%
Weighted-average interest rate paid	1.01%	0.75%
Weighted-average maturity (in years)	3.29	3.91
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters and six months ended June 30, 2016 and 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of June 30, 2016, the Company estimates that $3.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into offsetting interest rate derivative transactions with third parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2016 and December 31, 2015, the Company's credit exposure was fully secured by the underlying collateral on customer loans, therefore, no CVA was recorded. Transaction fees related to commercial customer derivative instruments of $2.1 million and $5.3 million were recorded in noninterest income for the quarter and six months ended June 30, 2016, respectively. There were $818,000 and $1.5 million of transaction fees recorded for the quarter and six months ended June 30, 2015, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Gross notional amount outstanding	$1,242,040	$853,385
Derivative asset fair value	31,868	11,446
Derivative liability fair value	(31,868)	(11,446)
Fair value of derivative (1)	32,426	11,939

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2016 and December 31, 2015. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2016 and December 31, 2015, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2016 and December 31, 2015.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$52,551	$52,043	$16,233	$21,039
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	52,551	52,043	16,233	21,039
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(20,830)	(20,830)	(4,791)	(4,791)
Cash collateral pledged	—	(31,213)	—	(16,248)
Net credit exposure	$31,721	$—	$11,442	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2016 and December 31, 2015, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2016 and December 31, 2015 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,393,434	$1,303,056
Commercial real estate	361,156	366,250
Home equity	381,022	352,114
Other commitments (1)	213,437	203,121
Total commitments to extend credit	$2,349,049	$2,224,541

Letters of credit	$104,933	$100,610
Recourse on assets sold:
Unpaid principal balance of loans sold	$190,294	$196,389
Carrying value of recourse obligation (2)	179	87

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit generally are contingent on the failure of the customer to perform according to the terms of the contract with the third party and are often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued to facilitate transactions between a customer and a third party based on agreed upon terms.
The maximum potential future payments guaranteed by the Company under letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral, including real estate, production plants and property, marketable securities, or receipt of cash.
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2016 and 2015.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

13. FAIR VALUE
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,517	$—	$—	$2,530	$—	$—
Mutual funds	16,176	—	—	14,364	—	—
Total trading securities	17,693	—	—	16,894	—	—
Securities available-for-sale:
U.S. treasury securities	38,889	—	—	16,980	—	—
U.S. agency securities	—	199,231	—	—	86,643	—
CMOs	—	920,735	—	—	687,185	—
MBSs	—	286,657	—	—	153,530	—
Municipal securities	—	294,564	—	—	327,570	—
CDOs	—	—	30,431	—	—	31,529
Equity securities	—	3,252	—	—	3,199	—
Total securities available-for-sale	38,889	1,704,439	30,431	16,980	1,258,127	31,529
Mortgage servicing rights ("MSRs") (1)	—	—	4,938	—	—	1,853
Derivative assets (1)	—	52,551	—	—	16,233	—
Liabilities:
Derivative liabilities (2)	$—	$52,043	$—	$—	$21,039	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of June 30, 2016 and December 31, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	June 30, 2016			December 31, 2015
Probability of prepayment	1.8%	-	15.1%	1.8%	-	15.1%
Probability of default	18.7%	-	49.7%	19.1%	-	32.6%
Loss given default	92.8%	-	98.4%	93.8%	-	97.1%
Probability of deferral cure	20.6%	-	100.0%	15.2%	-	63.1%
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
A rollforward of the carrying value of CDOs for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$30,757	$33,928	$31,529	$33,774
Change in other comprehensive income (1)	(244)	(1,798)	(1,030)	(1,498)
Paydowns	(82)	(126)	(68)	(272)
Ending balance	$30,431	$32,004	$30,431	$32,004

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

MSRs
The Company services loans for others totaling $603.0 million as of June 30, 2016 and $242.9 million as of December 31, 2015. As of June 30, 2016, loans serviced for others includes approximately $339.1 million of loans, the servicing of which transitioned from NI Bancshares to the Company as a result of the acquisition. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. Additional information regarding the NI Bancshares transaction is presented in Note 3, "Acquisitions."
The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2016			December 31, 2015
Prepayment speed	9.1%	-	28.0%	10.1%	-	20.9%
Maturity (months)	2	-	85	6	-	86
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$5,022	$1,773	$1,853	$1,728
Additions from acquisition	—	—	3,092	—
New MSRs	162	98	347	243
(Losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	(132)	12	(172)	(39)
Other changes in fair value (2)	(114)	(63)	(182)	(112)
Ending balance	$4,938	$1,820	$4,938	$1,820
Contractual servicing fees earned (1)	$366	$135	$549	$268

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2016 and 2015.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$11,260	$—	$—	$10,519
OREO (2)	—	—	2,160	—	—	8,581
Loans held-for-sale (3)	—	—	18,144	—	—	14,444
Assets held-for-sale (4)	—	—	4,851	—	—	7,428

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of June 30, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2015, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2016 and December 31, 2015 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$149,957	$149,957	$114,587	$114,587
Interest-bearing deposits in other banks	2	105,432	105,432	266,615	266,615
Securities held-to-maturity	2	20,672	18,394	23,152	20,054
FHLB and FRB stock	2	44,506	44,506	39,306	39,306
Loans	3	7,905,390	7,846,563	7,091,988	6,959,024
Investment in BOLI	3	218,133	218,133	209,601	209,601
Accrued interest receivable	3	30,167	30,167	27,847	27,847
Other interest-earning assets	3	1,307	1,307	1,982	1,982
Liabilities:
Deposits	2	$8,971,316	$8,973,012	$8,097,738	$8,093,640
Borrowed funds	2	449,744	449,744	165,096	165,096
Senior and subordinated debt	1	162,876	164,753	201,208	205,726
Accrued interest payable	2	2,309	2,309	2,175	2,175
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

Investment in BOLI - The fair value of BOLI approximates the carrying amount as both are based on each policy's respective cash surrender value ("CSV"), which is the amount the Company would receive from the liquidation of these investments. The CSV is derived from monthly reports provided by the managing brokers and is determined using the Company's initial insurance premium and earnings of the underlying assets, offset by management fees.
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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2016 and 2015 and Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2015 Annual Report on Form 10-K ("2015 10-K"). The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of future results.
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

In addition, some of these metrics may be presented on a non-U.S. generally accepted accounting principles ("non-GAAP") basis. For detail on our non-GAAP metrics, see the discussion in the following section titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.
As of March 31, 2016, the Company and the Bank each first exceeded $10.0 billion in total assets. As of June 30, 2016, the Company and the Bank each had total assets of approximately $11.0 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2015 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," "continue," "look forward," or "assume," and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, including First Midwest's proposed acquisition of Standard Bancshares, Inc., and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2015 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
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
The Company presents earnings per share ("EPS") and earnings per share, excluding acquisition and integration related expenses, as well as the efficiency ratio which also excludes acquisition and integration related expenses. Management believes excluding these expenses from earnings per share and the efficiency ratio are useful in assessing our underlying operational performance since these transactions do not pertain to our core business operations and their exclusion facilitates better comparability between periods.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it enhances comparability for peer comparison purposes.
In management's view, tangible common equity measures are capital adequacy metrics meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity.
Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. See the following reconciliations for details on the calculation of these measures to the extent presented herein.

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings Per Share
Net income	$25,267	$22,574	$43,229	$42,456
Net income applicable to non-vested restricted shares	(290)	(249)	(502)	(477)
Net income applicable to common shares	24,977	22,325	42,727	41,979
Acquisition and integration related expenses	618	—	5,638	—
Tax effect of acquisition and integration related expenses	(247)	—	(2,255)	—
Net income applicable to common shares, excluding acquisition and integration related expenses	$25,348	$22,325	$46,110	$41,979
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	80,383	77,089	79,182	77,004
Dilutive effect of common stock equivalents	13	12	12	12
Weighted-average diluted common shares outstanding	80,396	77,101	79,194	77,016
Basic EPS	$0.31	$0.29	$0.54	$0.55
Diluted EPS	$0.31	$0.29	$0.54	$0.55
Diluted EPS, excluding acquisition and integration related expenses	$0.32	$0.29	$0.58	$0.55
Tax-Equivalent Net Interest Income
Net interest income	$89,981	$78,902	$170,695	$155,684
Tax-equivalent adjustment	2,193	2,693	4,500	5,576
Tax-equivalent net interest income (1)	$92,174	$81,595	$175,195	$161,260
Efficiency Ratio Calculation
Noninterest expense	$81,354	$73,451	$163,943	$146,108
Less:
Net other real estate owned ("OREO") expense	(1,122)	(1,861)	(1,786)	(3,065)
Acquisition and integration related expenses	(618)	—	(5,638)	—
Total	$79,614	$71,590	$156,519	$143,043
Tax-equivalent net interest income (1)	$92,174	$81,595	$175,195	$161,260
Fee-based revenues	35,934	31,573	69,528	60,214
Add:
Other income, excluding BOLI income	984	446	1,563	1,511
BOLI income	881	1,454	1,747	2,337
Tax-equivalent adjustment of BOLI income	587	969	1,165	1,558
Total	$130,560	$116,037	$249,198	$226,880
Efficiency ratio	60.98%	61.70%	62.81%	63.05%

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$24,977	$22,325	$42,727	$41,979
Intangibles amortization	1,245	978	2,230	1,976
Tax effect of intangibles amortization	(498)	(391)	(892)	(790)
Net income applicable to common shares, excluding intangibles amortization	25,724	22,912	44,065	43,165
Acquisition and integration related expenses	618	—	5,638	—
Tax effect of acquisition and integration related expenses	(247)	—	(2,255)	—
Net income applicable to common shares, excluding intangibles amortization and acquisition and integration related expenses	$26,095	$22,912	$47,448	$43,165
Average stockholders' equity	$1,235,497	$1,123,530	1,207,043	$1,119,170
Less: average intangible assets	(369,177)	(332,694)	(357,863)	(333,186)
Average tangible common equity	$866,320	$790,836	$849,180	$785,984
Return on average common equity (2)	8.13%	7.97%	7.12%	7.56%
Return on average tangible common equity (2)	11.94%	11.62%	10.44%	11.07%
Return on average tangible common equity, excluding acquisition and integration related expenses (2)	12.11%	11.62%	11.24%	11.07%

	As of
	June 30, 2016	December 31, 2015
Tangible Common Equity
Stockholders' equity	$1,250,889	$1,146,268
Less: goodwill and other intangible assets	(369,962)	(339,277)
Tangible common equity	880,927	806,991
Less: accumulated other comprehensive income ("AOCI")	8,803	28,389
Tangible common equity, excluding AOCI	$889,730	$835,380
Total assets	$10,995,810	$9,732,676
Less: goodwill and other intangible assets	(369,962)	(339,277)
Tangible assets	$10,625,848	$9,393,399
Risk-weighted assets	$9,641,953	$8,687,864
Tangible common equity to tangible assets	8.29%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.37%	8.89%
Tangible common equity to risk-weighted assets	9.14%	9.29%

(1)	Presented on a tax equivalent basis, which reflects federal and state tax benefits.

(2)	Annualized based on the actual number of days for each period presented.

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
PERFORMANCE OVERVIEW
Pending Acquisition
Standard Bancshares, Inc.
On June 28, 2016, the Company entered into a definitive agreement to acquire Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. With the acquisition, the Company would acquire 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana. Standard has total assets of approximately $2.5 billion with $2.2 billion in deposits, of which over 90% are core deposits, and $1.8 billion in loans, of which 80% are commercial-related. The merger agreement provides for a fixed exchange ratio of 0.4350 shares of First Midwest common stock for each share of Standard common stock. As of the date of announcement, the overall transaction is valued at approximately $365 million, including Standard's common stock, stock options, phantom stock, and stock settled rights. The acquisition is expected to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions, as well as Company and Standard shareholder approval.
Completed Acquisitions
NI Bancshares Corporation
On March 8, 2016, the Company completed its acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. With the acquisition, the Company obtained ten banking offices in northern Illinois, and added approximately $400 million in loans and $600 million in deposits. In addition, the Company acquired over $700 million in trust assets under management, which increased the Company's trust assets under management by approximately 10%. The merger consideration totaled $70.1 million and consisted of $54.9 million in Company common stock and $15.2 million in cash.
Peoples Bancorp, Inc.
On December 3, 2015, the Company completed its acquisition of Peoples Bancorp, Inc. ("Peoples") and its wholly-owned banking subsidiary, The Peoples' Bank of Arlington Heights. With the acquisition, the Company acquired two banking offices in Arlington Heights, Illinois, and approximately $92 million in deposits and $54 million in loans. The merger consideration totaled $16.8 million and was paid in cash.

Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Results
Interest income	$96,550	$84,556	$184,098	$167,025
Interest expense	6,569	5,654	13,403	11,341
Net interest income	89,981	78,902	170,695	155,684
Provision for loan losses	8,085	6,000	15,678	12,552
Noninterest income	37,822	33,988	73,748	65,089
Noninterest expense	81,354	73,451	163,943	146,108
Income before income tax expense	38,364	33,439	64,822	62,113
Income tax expense	13,097	10,865	21,593	19,657
Net income	$25,267	$22,574	$43,229	$42,456
Weighted-average diluted common shares outstanding	80,396	77,101	79,194	77,016
Diluted earnings per common share	$0.31	$0.29	$0.54	$0.55
Diluted earnings per common share, excluding acquisition and integration related expenses (1)(2)	$0.32	$0.29	$0.58	$0.55
Performance Ratios (3)
Return on average common equity	8.13%	7.97%	7.12%	7.56%
Return on average tangible common equity (2)	11.94%	11.62%	10.44%	11.07%
Return on average assets	0.93%	0.94%	0.83%	0.90%
Tax-equivalent net interest margin (2)(4)	3.72%	3.76%	3.69%	3.77%
Efficiency ratio (2)	60.98%	61.70%	62.81%	63.05%

(1)	Excludes acquisition and integration related pre-tax expenses of $618,000 and $5.6 million for the quarter and six months ended June 30, 2016, respectively.

(2)	These ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	All ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of			June 30, 2016 Change from
	June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Balance Sheet Highlights
Total assets	$10,995,810	$9,732,676	$9,863,027	$1,263,134	$1,132,783
Total loans	7,979,537	7,161,715	6,850,185	817,822	1,129,352
Total deposits	8,971,316	8,097,738	8,212,671	873,578	758,645
Core deposits	7,701,880	6,944,272	7,022,779	757,608	679,101
Loans to deposits	88.9%	88.4%	83.4%
Core deposits to total deposits	85.9%	85.8%	85.5%

Asset Quality Highlights (1)
Non-accrual loans	$36,859	$28,875	$45,009	$7,984	$(8,150)
90 days or more past due loans, still accruing interest	5,406	2,883	2,744	2,523	2,662
Total non-performing loans	42,265	31,758	47,753	10,507	(5,488)
Accruing troubled debt restructurings ("TDRs")	2,491	2,743	3,067	(252)	(576)
OREO	29,452	27,349	24,471	2,103	4,981
Total non-performing assets	$74,208	$61,850	$75,291	$12,358	$(1,083)
30-89 days past due loans	$22,770	$16,329	$28,625	$6,441	$(5,855)
Non-performing assets to loans plus OREO	0.93%	0.86%	1.10%
Allowance for Credit Losses
Allowance for credit losses	$81,505	$74,855	$73,279	$6,650	$8,226
Allowance for credit losses to total loans (2)	1.02%	1.05%	1.07%
Allowance for credit losses to non-accrual loans (1)	217.34%	253.57%	152.01%

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

Net income for the second quarter and first six months of 2016 were $25.3 million, or $0.31 per share, and $43.2 million, or $0.54 per share, respectively. Performance for the second quarter and first six months of 2016 were impacted by acquisition and integration related pre-tax expenses of $618,000 and $5.6 million, respectively. Excluding these expenses, earnings per share was $0.32 for the second quarter of 2016 compared to $0.29 for the second quarter of 2015 and $0.58 for the first six months of 2016 compared to $0.55 for the same period in 2015. The increase in net income and earnings per share, excluding acquisition and integration related expenses, reflects the benefit of acquisitions completed in the fourth quarter of 2015 and first quarter of 2016, loan growth, growth in fee-based revenues, and controlled expenses. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $8.0 billion grew by $817.8 million, or 11.4%, from December 31, 2015. This growth was driven by the acquisition of NI Bancshares, which represents $363.2 million of loans at June 30, 2016, and strong sales production from the corporate and consumer lending teams.
Non-performing assets to loans plus OREO, excluding covered loans and covered OREO, was 0.93% at June 30, 2016, compared to 0.86% at December 31, 2015, down from 1.10% at June 30, 2015. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Our accounting and reporting policies conform to GAAP and general practices within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of this adjustment is at the bottom of Tables 2 and 3. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2016 and 2015, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2016 and 2015.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$300,945	$426	0.57	$669,556	$516	0.31	$(1,199)	$1,109	$(90)
Securities (1)	1,721,781	10,636	2.47	1,177,516	9,792	3.33	2,552	(1,708)	844
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	42,561	200	1.88	38,748	368	3.80	40	(208)	(168)
Loans (1)(2)(3)	7,883,806	87,481	4.46	6,815,781	76,573	4.51	11,870	(962)	10,908
Total interest-earning assets (1)(2)	9,949,093	98,743	3.99	8,701,601	87,249	4.02	13,263	(1,769)	11,494
Cash and due from banks	154,693			133,180
Allowance for loan losses	(80,561)			(73,865)
Other assets	945,291			881,613
Total assets	$10,968,516			$9,642,529
Liabilities and Stockholders' Equity
Savings deposits	$1,655,566	292	0.07	$1,470,441	262	0.07	30	—	30
NOW accounts	1,615,677	245	0.06	1,379,508	164	0.05	31	50	81
Money market deposits	1,670,536	454	0.11	1,557,219	470	0.12	31	(47)	(16)
Time deposits	1,277,694	1,491	0.47	1,216,371	1,506	0.50	104	(119)	(15)
Borrowed funds	461,363	1,499	1.31	140,002	118	0.34	615	766	1,381
Senior and subordinated debt	162,836	2,588	6.39	200,999	3,134	6.25	(608)	62	(546)
Total interest-bearing liabilities	6,843,672	6,569	0.39	5,964,540	5,654	0.38	203	712	915
Demand deposits	2,771,813			2,437,742
Total funding sources	9,615,485			8,402,282
Other liabilities	117,534			116,717
Stockholders' equity - common	1,235,497			1,123,530
Total liabilities and stockholders' equity	$10,968,516			$9,642,529
Tax-equivalent net interest income/margin (1)		92,174	3.72		81,595	3.76	$13,060	$(2,481)	$10,579
Tax-equivalent adjustment		(2,193)			(2,693)
Net interest income (GAAP)		$89,981			$78,902

(1)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, including covered loans, which totaled $37.3 million as of June 30, 2016 and $48.7 million as of June 30, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$271,295	$768	0.57	$596,302	$914	0.31	$(866)	$720	$(146)
Securities (1)	1,608,621	20,634	2.57	1,197,704	20,203	3.37	10,175	(9,744)	431
FHLB and FRB stock	41,167	359	1.74	38,287	725	3.79	60	(426)	(366)
Loans (1)(2)(3)	7,614,920	166,837	4.41	6,778,298	150,759	4.49	18,232	(2,154)	16,078
Total interest-earning assets (1)(2)	9,536,003	188,598	3.97	8,610,591	172,601	4.04	27,601	(11,604)	15,997
Cash and due from banks	143,981			128,978
Allowance for loan losses	(78,108)			(73,676)
Other assets	910,804			886,741
Total assets	$10,512,680			$9,552,634
Liabilities and Stockholders' Equity
Savings deposits	$1,615,370	575	0.07	$1,448,615	530	0.07	45	—	45
NOW accounts	1,532,172	445	0.06	1,372,540	334	0.05	42	69	111
Money market deposits	1,627,217	919	0.11	1,539,588	959	0.13	65	(105)	(40)
Time deposits	1,230,578	2,928	0.48	1,241,328	3,104	0.50	(27)	(149)	(176)
Borrowed funds	382,298	2,815	1.48	133,821	136	0.20	615	2,064	2,679
Senior and subordinated debt	182,044	5,721	6.32	200,955	6,278	6.30	(594)	37	(557)
Total interest-bearing liabilities	6,569,679	13,403	0.41	5,936,847	11,341	0.39	146	1,916	2,062
Demand deposits	2,617,415			2,375,432
Total funding sources	9,187,094			8,312,279
Other liabilities	118,543			121,185
Stockholders' equity - common	1,207,043			1,119,170
Total liabilities and stockholders' equity	$10,512,680			$9,552,634
Tax-equivalent net interest income/margin (1)		175,195	3.69		161,260	3.77	$27,455	$(13,520)	$13,935
Tax-equivalent adjustment		(4,500)			(5,576)
Net interest income (GAAP)		$170,695			$155,684

(1)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, including covered loans, which totaled $37.3 million as of June 30, 2016 and $48.7 million as of June 30, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total interest-earning assets for the second quarter and first six months of 2016 increased by $1.2 billion and $925.4 million, respectively, compared to the same periods in 2015. The increase compared to both prior periods presented was driven primarily by $528.8 million of interest-earning assets acquired in the NI Bancshares transaction late in the first quarter of 2016, $96.2 million of interest-earning assets acquired in the Peoples transaction late in the fourth quarter of 2015, as well as leveraging growth in deposits and FHLB advances.
For the second quarter and first six months of 2016, total funding sources increased by $1.2 billion and $874.8 million, respectively, compared to the same periods in 2015. Compared to both prior periods, the increase resulted primarily from deposits acquired in the NI Bancshares and Peoples transactions and the impact of the addition of $325.0 million of FHLB advances during the first six months of 2016.

Tax-equivalent net interest margin for the second quarter and first six months of 2016 was 3.72% and 3.69%, respectively, decreasing 4 basis points from the second quarter of 2015 and 8 basis points from the first six months of 2015. The decrease in tax-equivalent net interest margin compared to both prior periods was due primarily to the addition of FHLB advances and lower covered loan income, partially offset by the maturity of subordinated notes and growth in demand deposits.
Net interest income increased by 14.0% and 9.6% from the second quarter and first six months of 2015, respectively, reflecting the increase in average loans of 15.7% and 12.3% as well as the increase in average securities of 46.2% and 34.3% from the same periods.
Acquired loan accretion contributed $3.9 million and $5.3 million to net interest income for the second quarter and first six months of 2016, respectively, and $3.6 million and $5.9 million for the same periods in 2015.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Service charges on deposit accounts	$10,169	$9,886	2.9	$19,642	$19,157	2.5
Wealth management fees	8,642	7,433	16.3	16,201	14,447	12.1
Card-based fees (1)	7,592	6,953	9.2	14,310	13,355	7.2
Merchant servicing fees (2)	3,170	2,938	7.9	6,198	5,603	10.6
Mortgage banking income	1,863	1,439	29.5	3,231	2,562	26.1
Other service charges, commissions, and fees	4,498	2,924	53.8	9,946	5,090	95.4
Total fee-based revenues	35,934	31,573	13.8	69,528	60,214	15.5
Other income (3)	1,865	1,900	(1.8)	3,310	3,848	(14.0)
Net securities gains (4)	23	515	(95.5)	910	1,027	(11.4)
Total noninterest income	$37,822	$33,988	11.3	$73,748	$65,089	13.3

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
Total noninterest income increased by 11.3% and 13.3% from the second quarter and first six months of 2015, respectively. Total fee-based revenues for the second quarter and first six months of 2016 grew by 13.8% and 15.5%, respectively, from the same periods in 2015, reflecting growth across all categories.
Compared to the second quarter and first six months of 2015, approximately half and one third of the increases in fee-based revenues, respectively, were driven by services provided to customers acquired in the NI Bancshares and Peoples transactions. In addition, card-based fees increased as a result of higher transaction volumes and other service charges, commissions, and fees grew due to sales of capital market products to commercial clients and gains realized on the sale of equipment financing contracts originated by First Midwest Equipment Finance.
Mortgage banking income resulted from sales of $52.1 million and $90.8 million of 1-4 family mortgage loans in the secondary market during the second quarter and first six months of 2016 compared to $51.9 million and $86.4 million for the same periods in 2015.

Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Salaries and employee benefits:
Salaries and wages	$37,916	$33,096	14.6	$74,212	$65,890	12.6
Retirement and other employee benefits	8,351	7,198	16.0	16,649	15,120	10.1
Total salaries and employee benefits	46,267	40,294	14.8	90,861	81,010	12.2
Net occupancy and equipment expense	9,928	9,622	3.2	19,625	20,058	(2.2)
Professional services	5,292	5,322	(0.6)	11,212	10,431	7.5
Technology and related costs	3,669	3,527	4.0	7,370	7,214	2.2
Merchant card expense (1)(2)	2,724	2,472	10.2	5,322	4,669	14.0
Advertising and promotions (1)	1,927	2,344	(17.8)	3,516	3,567	(1.4)
Cardholder expenses (1)	1,512	1,292	17.0	2,871	2,560	12.1
Net OREO expense	1,122	1,861	(39.7)	1,786	3,065	(41.7)
Other expenses (1)	8,295	6,717	23.5	15,742	13,534	16.3
Acquisition and integration related expenses	618	—	—	5,638	—	—
Total noninterest expense	$81,354	$73,451	10.8	$163,943	$146,108	12.2
Efficiency ratio (3)	61.0%	61.7%		62.8%	63.1%

(1)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(2)	The related merchant servicing fees are included in noninterest income for each period presented.

(3)	The efficiency ratio is a non-GAAP metric. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
The efficiency ratio improved to 61.0% and 62.8% for the second quarter and first six months of 2016, respectively, from 61.7% and 63.1% for the same periods in 2015. Excluding acquisition and integration related expenses, total noninterest expense increased by 9.9% and 8.3% compared to the second quarter and first six months of 2015, respectively. These increases were driven primarily by operating costs associated with the NI Bancshares and Peoples transactions, which mostly occurred within salaries and employee benefits expense, net occupancy and equipment expense, technology and related costs, cardholder expenses, and other expenses. In addition, salaries and employee benefits and professional services costs rose due to merit increases and organizational growth needs compared to both prior periods.
Compared to both prior periods presented, net OREO expense decreased due to reduced valuation adjustments and lower operating expenses. These reductions were partially offset by net losses on sales of OREO properties realized during the second quarter and first six months of 2016, compared to net gains on sales of OREO properties realized during the same periods in 2015.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2016 and 2015 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before income tax expense	$38,364	$33,439	$64,822	$62,113
Income tax expense:
Federal income tax expense	$10,732	$8,844	$17,833	$15,920
State income tax expense	2,365	2,021	3,760	3,737
Total income tax expense	$13,097	$10,865	$21,593	$19,657
Effective income tax rate	34.1%	32.5%	33.3%	31.6%
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
The increase in total income tax expense and effective tax rate for the quarter and six months ended June 30, 2016 compared to the same periods in 2015 resulted primarily from higher levels of income subject to tax at statutory rates and an increase in the state effective tax rate.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2016				As of December 31, 2015
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$38,548	$341	$38,889	2.2	$17,000	$(20)	$16,980	1.3
U.S. agency securities	196,735	2,496	199,231	11.2	86,461	182	86,643	6.6
Collateralized mortgage obligations ("CMOs")	908,550	12,185	920,735	51.9	695,198	(8,013)	687,185	52.6
Other mortgage-backed securities ("MBSs")	281,924	4,733	286,657	16.2	152,481	1,049	153,530	11.8
Municipal securities	286,547	8,017	294,564	16.6	321,437	6,133	327,570	25.1
Trust-preferred collateralized debt obligations ("CDOs")	48,219	(17,788)	30,431	1.7	48,287	(16,758)	31,529	2.4
Equity securities	3,290	(38)	3,252	0.2	3,282	(83)	3,199	0.2
Total securities available-for-sale	$1,763,813	$9,946	$1,773,759	100.0	$1,324,146	$(17,510)	$1,306,636	100.0
Securities Held-to-Maturity
Municipal securities	$20,672	$(2,278)	$18,394		$23,152	$(3,098)	$20,054
Portfolio Composition
As of June 30, 2016, our securities available-for-sale portfolio totaled $1.8 billion, rising $467.1 million, or 35.8%, from December 31, 2015. The increase from December 31, 2015 reflects securities purchases of $532.9 million, consisting primarily of CMOs and MBSs, and $125.8 million in securities acquired in the NI Bancshares transaction, which were partially offset by sales of $39.1 million and maturities, calls, and prepayments of $174.9 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $30.4 million and miscellaneous other securities with a fair value of $3.3 million.
Investments in municipal securities comprised $294.6 million, or 16.6%, of the total securities available-for-sale portfolio at June 30, 2016. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of June 30, 2016			As of December 31, 2015
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.93%	1.97	1.07%	2.30%	2.38	1.16%
U.S. agency securities	2.91%	4.12	1.55%	2.78%	3.79	1.78%
CMOs	2.71%	3.62	1.99%	3.61%	3.99	1.94%
MBSs	2.33%	3.74	2.26%	3.48%	4.42	2.60%
Municipal securities	3.75%	2.16	4.12%	3.08%	3.02	4.80%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	2.83%	3.42	2.32%	3.39%	3.76	2.72%
Securities Held-to-Maturity
Municipal securities	5.74%	7.61	3.80%	5.66%	7.86	4.44%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio of 3.42 years and 2.83%, respectively, as of June 30, 2016 were both lower than December 31, 2015. These decreases were primarily impacted by lower market rates.
Realized Gains and Losses
Net securities gains for the second quarter and first six months of 2016 were $23,000 and $910,000, respectively, on securities with carrying values of $8.0 million and $38.6 million for the same periods. No impairment charges were recognized during the second quarter and first six months of 2016.
Net securities gains for the second quarter and first six months of 2015 were $515,000 and $1.0 million, respectively, on securities with carrying values of $10.6 million and $46.3 million for the same periods. No impairment charges were recognized during the second quarter and first six months of 2015.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market rates resulted in a shift from a $17.5 million net unrealized loss position as of December 31, 2015 to a $9.9 million net unrealized gain position as of June 30, 2016.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $17.8 million as of June 30, 2016 and $16.8 million as of December 31, 2015. We do not believe the unrealized losses on the CDOs as of June 30, 2016 represent other-than-temporary securities impairment related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 13 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.

LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 82.6% of total loans at June 30, 2016. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
To maximize loan income within an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management receives periodic reporting related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and corporate performing potential problem loans to monitor and mitigate current and potential risks in the portfolio.
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2016
	Legacy	Acquired (1)	Total	% of Total Loans	As of December 31, 2015	% of Total Loans	% Change
Commercial and industrial	$2,650,615	$49,127	$2,699,742	33.8	$2,524,726	35.3	6.9
Agricultural	376,003	25,855	401,858	5.0	387,440	5.4	3.7
Commercial real estate:
Office, retail, and industrial	1,433,305	96,370	1,529,675	19.2	1,395,454	19.5	9.6
Multi-family	550,608	36,496	587,104	7.4	528,324	7.4	11.1
Construction	367,692	3,324	371,016	4.6	216,882	3.0	71.1
Other commercial real estate	923,807	76,848	1,000,655	12.6	931,190	13.0	7.5
Total commercial real estate	3,275,412	213,038	3,488,450	43.8	3,071,850	42.9	13.6
Total corporate loans	6,302,030	288,020	6,590,050	82.6	5,984,016	83.6	10.1
Home equity	708,781	14,100	722,881	9.1	653,468	9.1	10.6
1-4 family mortgages	394,907	20,674	415,581	5.2	355,854	5.0	16.8
Installment	183,417	40,428	223,845	2.8	137,602	1.9	62.7
Total consumer loans	1,287,105	75,202	1,362,307	17.1	1,146,924	16.0	18.8
Covered loans	27,180	—	27,180	0.3	30,775	0.4	(11.7)
Total loans	$7,616,315	$363,222	$7,979,537	100.0	$7,161,715	100.0	11.4

(1)	Amounts represent loans acquired in the NI Bancshares transaction, which was completed late in the first quarter of 2016.
Total loans increased by 11.4% from December 31, 2015. Excluding loans acquired in the NI Bancshares transaction of $363.2 million, total loans grew by 6.3% from December 31, 2015, driven primarily by strong sales production of the corporate and consumer lending teams. Overall, the mix of loans remained consistent with the prior period presented.
Growth in corporate loans reflects the strong sales performance across diversified commercial real estate categories, as well as continued expansion into select sector-based lending areas such as structured finance, asset-based lending, and equipment financing. The rise in construction loans compared to December 31, 2015 was driven mainly by select commercial projects for which permanent financing is expected upon their completion. The rise in consumer loans reflects the continued expansion of mortgage and installment loans, as well as the addition of shorter-duration, floating rate home equity loans.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 38.8% of total loans and totaled $3.1 billion at June 30, 2016, an increase of $189.4 million, or 6.5%, from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $75.0 million to the increase. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of June 30, 2016 and December 31, 2015.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2016	% of Total	As of December 31, 2015	% of Total
Office, retail, and industrial:
Office	$523,524	15.0	$479,374	15.6
Retail	455,966	13.1	434,241	14.1
Industrial	550,185	15.8	481,839	15.7
Total office, retail, and industrial	1,529,675	43.9	1,395,454	45.4
Multi-family	587,104	16.8	528,324	17.2
Construction	371,016	10.6	216,882	7.1
Other commercial real estate:
Multi-use properties	211,190	6.0	202,225	6.6
Rental properties	168,106	4.8	131,374	4.3
Warehouses and storage	138,342	4.0	137,223	4.5
Restaurants	69,903	2.0	78,017	2.5
Service stations and truck stops	69,103	2.0	78,459	2.6
Automobile dealers	56,992	1.6	50,580	1.6
Recreational	56,429	1.6	57,967	1.9
Hotels	44,310	1.3	46,889	1.5
Religious	37,841	1.1	38,307	1.2
Other	148,439	4.3	110,149	3.6
Total other commercial real estate	1,000,655	28.7	931,190	30.3
Total commercial real estate	$3,488,450	100.0	$3,071,850	100.0
Commercial real estate loans represent 43.8% of total loans and totaled $3.5 billion at June 30, 2016, increasing by $416.6 million, or 13.6%, from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $213.0 million to the increase. Owner-occupied commercial real estate loans represent approximately 40% of total commercial real estate loans, excluding multi-family and construction loans, at June 30, 2016 and December 31, 2015.
Consumer Loans
Consumer loans represent 17.1% of total loans, and totaled $1.4 billion at June 30, 2016, an increase of $215.4 million, or 18.8% from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $75.2 million to the increase. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of June 30, 2016
Commercial and industrial	$2,699,742	$2,682,007	$10,093	$1,050	$289	$6,303
Agricultural	401,858	401,000	383	—	—	475
Commercial real estate:
Office, retail, and industrial	1,529,675	1,509,543	3,124	34	159	16,815
Multi-family	587,104	583,272	2,566	354	591	321
Construction	371,016	370,589	47	20	—	360
Other commercial real estate	1,000,655	991,210	1,394	2,925	329	4,797
Total commercial real estate	3,488,450	3,454,614	7,131	3,333	1,079	22,293
Total corporate loans	6,590,050	6,537,621	17,607	4,383	1,368	29,071
Home equity	722,881	715,649	2,266	153	286	4,527
1-4 family mortgages	415,581	409,288	1,591	604	837	3,261
Installment	223,845	222,273	1,306	266	—	—
Total consumer loans	1,362,307	1,347,210	5,163	1,023	1,123	7,788
Covered loans	27,180	26,117	610	—	—	453
Total loans	$7,979,537	$7,910,948	$23,380	$5,406	$2,491	$37,312
As of December 31, 2015
Commercial and industrial	$2,524,726	$2,513,648	$4,340	$857	$294	$5,587
Agricultural	387,440	387,085	—	—	—	355
Commercial real estate:
Office, retail, and industrial	1,395,454	1,385,764	2,647	4	164	6,875
Multi-family	528,324	525,841	541	548	598	796
Construction	216,882	215,977	—	—	—	905
Other commercial real estate	931,190	921,235	3,343	661	340	5,611
Total commercial real estate	3,071,850	3,048,817	6,531	1,213	1,102	14,187
Total corporate loans	5,984,016	5,949,550	10,871	2,070	1,396	20,129
Home equity	653,468	644,996	2,452	216	494	5,310
1-4 family mortgages	355,854	348,784	2,273	528	853	3,416
Installment	137,602	136,780	733	69	—	20
Total consumer loans	1,146,924	1,130,560	5,458	813	1,347	8,746
Covered loans	30,775	29,670	376	174	—	555
Total loans	$7,161,715	$7,109,780	$16,705	$3,057	$2,743	$29,430

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$36,859	$31,383	$28,875	$32,308	$45,009
90 days or more past due loans, still accruing interest	5,406	5,483	2,883	4,559	2,744
Total non-performing loans	42,265	36,866	31,758	36,867	47,753
Accruing TDRs	2,491	2,702	2,743	2,771	3,067
OREO	29,452	29,238	27,349	31,129	24,471
Total non-performing assets	$74,208	$68,806	$61,850	$70,767	$75,291
30-89 days past due loans	$22,770	$29,826	$16,329	$28,629	$28,625
Non-accrual loans to total loans	0.46%	0.40%	0.40%	0.47%	0.66%
Non-performing loans to total loans	0.53%	0.47%	0.45%	0.54%	0.70%
Non-performing assets to total loans plus OREO	0.93%	0.88%	0.86%	1.02%	1.10%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$453	$507	$555	$1,303	$3,712
90 days or more past due loans, still accruing interest	—	352	174	1,372	1,233
Total non-performing loans	453	859	729	2,675	4,945
OREO	538	411	433	906	3,759
Total non-performing assets	$991	$1,270	$1,162	$3,581	$8,704
30-89 days past due loans	$610	$316	$376	$221	$232
Total non-performing assets
Non-accrual loans	$37,312	$31,890	$29,430	$33,611	$48,721
90 days or more past due loans, still accruing interest	5,406	5,835	3,057	5,931	3,977
Total non-performing loans	42,718	37,725	32,487	39,542	52,698
Accruing TDRs	2,491	2,702	2,743	2,771	3,067
OREO	29,990	29,649	27,782	32,035	28,230
Total non-performing assets	$75,199	$70,076	$63,012	$74,348	$83,995
30-89 days past due loans	$23,380	$30,142	$16,705	$28,850	$28,857
Non-accrual loans to total loans	0.47%	0.41%	0.41%	0.49%	0.71%
Non-performing loans to total loans	0.54%	0.48%	0.45%	0.57%	0.77%
Non-performing assets to total loans plus OREO	0.94%	0.89%	0.88%	1.07%	1.22%

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

Excluding covered loans and OREO, total non-performing assets represented 0.93% of total loans and OREO at June 30, 2016, compared to 0.86% at December 31, 2015 and down from 1.10% at June 30, 2015.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2016		December 31, 2015		June 30, 2015
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	4	$575	5	$1,344	5	$1,376
Commercial real estate:
Office, retail, and industrial	1	159	1	164	2	558
Multi-family	3	768	3	784	3	800
Other commercial real estate	3	329	3	340	3	350
Total commercial real estate	7	1,256	7	1,288	8	1,708
Total corporate loans	11	1,831	12	2,632	13	3,084
Home equity	16	1,112	17	1,161	16	1,082
1-4 family mortgages	11	1,238	11	1,274	9	971
Total consumer loans	27	2,350	28	2,435	25	2,053
Total TDRs	38	$4,181	40	$5,067	38	$5,137
Accruing TDRs	20	$2,491	23	$2,743	23	$3,067
Non-accrual TDRs	18	1,690	17	2,324	15	2,070
Total TDRs	38	$4,181	40	$5,067	38	$5,137
Year-to-date charge-offs on TDRs		$239		$2,687		$2,626
Specific reserves related to TDRs		—		758		781
TDRs totaled $4.2 million at June 30, 2016, compared to $5.1 million at December 31, 2015. Accruing TDRs were $2.5 million at June 30, 2016 compared to $2.7 million at December 31, 2015. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of June 30, 2016			As of December 31, 2015
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$130,476	$50,717	$181,193	$86,263	$52,590	$138,853
Agricultural	17,130	17,970	35,100	—	5,562	5,562
Commercial real estate:
Office, retail, and industrial	38,743	32,364	71,107	32,463	35,788	68,251
Multi-family	4,422	3,971	8,393	5,742	3,970	9,712
Construction	4,250	8,437	12,687	4,678	9,803	14,481
Other commercial real estate	12,123	17,128	29,251	13,179	13,654	26,833
Total commercial real estate	59,538	61,900	121,438	56,062	63,215	119,277
Total corporate performing potential problem loans	$207,144	$130,587	$337,731	$142,325	$121,367	$263,692
Corporate performing potential problem loans to corporate loans	3.14%	1.98%	5.12%	2.38%	2.03%	4.41%

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $847,000 as of June 30, 2016 and $862,000 as of December 31, 2015.

Corporate performing potential problem loans were 5.1% of corporate loans at June 30, 2016, higher than 4.4% at December 31, 2015, resulting from higher commercial and industrial and agricultural loans classified as special mention. The rise in commercial and industrial loans classified as special mention was due primarily to operating pressures as a result of lower sales unique to certain borrowers. Within the agricultural portfolio, cash flows that were weakened due to lower grain commodity prices drove the increase in loans classified as special mention. Management has specific monitoring and remediation plans associated with these loans.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $30.0 million at June 30, 2016, increasing $2.2 million, or 7.9%, from December 31, 2015.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Single-family homes	$4,200	$3,965	$4,260
Land parcels:
Raw land	1,464	1,464	2,248
Commercial lots	9,059	9,207	9,132
Single-family lots	1,110	1,719	1,154
Total land parcels	11,633	12,390	12,534
Multi-family units	164	426	1,428
Commercial properties	13,993	11,001	10,008
Total OREO	$29,990	$27,782	$28,230
OREO Activity
A rollforward of OREO balances for the quarters and six months ended June 30, 2016 and 2015 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$29,649	$33,351	$27,782	$34,966
Transfers from loans	2,733	3,619	3,675	4,657
Acquisitions	—	—	2,863	—
Proceeds from sales	(2,212)	(7,876)	(3,852)	(10,584)
Gains (losses) on sales of OREO	28	448	(133)	1,241
OREO valuation adjustments	(208)	(1,312)	(345)	(2,050)
Ending balance	$29,990	$28,230	$29,990	$28,230
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2016.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of June 30, 2016 and December 31, 2015.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Six months ended June 30, 2016
Beginning balance	$73,268	$1,587	$74,855
Net charge-offs	(9,071)	(132)	(9,203)
Provision for loan losses and other expense	15,073	780	15,853
Ending balance	$79,270	$2,235	$81,505
As of June 30, 2016
Total loans	$7,167,443	$812,094	$7,979,537
Remaining acquisition adjustment (2)	N/A	27,990	27,990
Allowance for credit losses to total loans	1.11%	0.28%	1.02%
Remaining acquisition adjustment to acquired loans	N/A	3.45%	N/A
As of December 31, 2015
Total loans	$6,619,539	$542,176	$7,161,715
Remaining acquisition adjustment (2)	N/A	17,676	17,676
Allowance for credit losses to total loans	1.11%	0.29%	1.05%
Remaining acquisition adjustment to acquired loans	N/A	3.26%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $12.6 million and $15.4 million relating to purchased credit impaired ("PCI") and non-purchased credit impaired ("Non-PCI") loans, respectively, as of June 30, 2016, and $8.5 million and $9.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2015.

Excluding acquired loans, the allowance for credit losses to total loans was 1.11% as of June 30, 2016. The acquisition adjustment increased by $10.3 million during the first six months of 2016, driven primarily by the NI Bancshares transaction. This was partially offset by acquired loan accretion which is included in interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 3.45%. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $98.3 million as of June 30, 2016 and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.2 million on acquired loans.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Change in allowance for credit losses
Beginning balance	$78,375	$74,855	$73,725	$73,279	$72,806
Loan charge-offs:
Commercial, industrial, and agricultural	2,026	1,898	2,361	1,948	4,127
Office, retail, and industrial	1,641	524	274	563	1,894
Multi-family	84	204	(20)	68	469
Construction	8	126	121	—	15
Other commercial real estate	879	1,445	201	598	527
Consumer	1,493	992	1,464	1,172	751
Covered	2	—	—	8	323
Total loan charge-offs	6,133	5,189	4,401	4,357	8,106
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	576	502	580	347	854
Office, retail, and industrial	8	103	7	106	32
Multi-family	1	25	7	1	3
Construction	20	15	16	114	203
Other commercial real estate	69	151	91	506	1,130
Consumer	329	320	330	213	319
Covered	—	—	—	7	38
Total recoveries of loan charge-offs	1,003	1,116	1,031	1,294	2,579
Net loan charge-offs	5,130	4,073	3,370	3,063	5,527
Provision for loan losses	8,085	7,593	4,500	4,100	6,000
Increase (decrease) in reserve for unfunded commitments (1)	175	—	—	(591)	—
Total provision for loan losses and other expense	8,260	7,593	4,500	3,509	6,000
Ending balance	$81,505	$78,375	$74,855	$73,725	$73,279

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Allowance for credit losses
Allowance for loan losses	$78,711	$75,582	$71,992	$68,384	$66,602
Allowance for covered loan losses	1,394	1,568	1,638	4,116	4,861
Total allowance for loan losses	80,105	77,150	73,630	72,500	71,463
Reserve for unfunded commitments	1,400	1,225	1,225	1,225	1,816
Total allowance for credit losses	$81,505	$78,375	$74,855	$73,725	$73,279
Allowance for credit losses to loans (1)	1.02%	1.00%	1.05%	1.06%	1.07%
Allowance for credit losses to non-accrual loans (2)	217.34%	244.74%	253.57%	215.45%	152.01%
Allowance for credit losses to non-performing loans (2)	189.54%	208.34%	230.55%	188.81%	143.27%
Average loans	$7,878,544	$7,341,331	$7,008,197	$6,881,128	$6,808,219
Net loan charge-offs to average loans, annualized	0.26%	0.22%	0.19%	0.18%	0.33%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $81.5 million as of June 30, 2016, an increase of $6.7 million from December 31, 2015, and represents 1.02% of total loans compared to 1.05% at December 31, 2015.
The provision for loan losses was $8.1 million for the quarter ended June 30, 2016, increasing from $4.5 million and $6.0 million for the quarters ended December 31, 2015 and June 30, 2015, respectively. The increase compared to both prior periods resulted primarily from growth in the loan portfolio during the first six months of 2016.
Total net loan charge-offs to average loans for the second quarter of 2016 was 26 basis points, or $5.1 million, increasing from 19 basis points for the fourth quarter of 2015 and decreasing from 33 basis points for the second quarter of 2015.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2016 % Change From
	June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Demand deposits	$2,771,813	$2,560,604	$2,437,742	8.2%	13.7%
Savings deposits	1,655,566	1,483,962	1,470,441	11.6%	12.6%
NOW accounts	1,615,677	1,411,425	1,379,508	14.5%	17.1%
Money market accounts	1,670,536	1,576,258	1,557,219	6.0%	7.3%
Core deposits	7,713,592	7,032,249	6,844,910	9.7%	12.7%
Time deposits	1,254,218	1,136,766	1,200,257	10.3%	4.5%
Brokered deposits	23,476	16,129	16,114	45.6%	45.7%
Total time deposits	1,277,694	1,152,895	1,216,371	10.8%	5.0%
Total deposits	8,991,286	8,185,144	8,061,281	9.8%	11.5%
Securities sold under agreements to repurchase	118,232	122,273	119,398	(3.3)%	(1.0)%
Federal funds purchased	—	71	—	N/M	N/M
FHLB advances	342,445	44,776	20,604	N/M	N/M
Other borrowings	686	—	—	N/M	N/M
Total borrowed funds	461,363	167,120	140,002	176.1%	229.5%
Senior and subordinated debt	162,836	201,168	200,999	(19.1)%	(19.0)%
Total funding sources	$9,615,485	$8,553,432	$8,402,282	12.4%	14.4%
Average interest rate paid on borrowed funds	1.31%	2.97%	0.34%
Weighted-average maturity of FHLB advances	1.5 months	2.0 months	2.1 months
Weighted-average interest rate of FHLB advances	0.51%	0.40%	0.21%
N/M - Not meaningful.
Total average funding sources for the second quarter of 2016 increased by 12.4% compared to the fourth quarter of 2015 and 14.4% compared to the second quarter of 2015. The rise in average core deposits compared to the fourth quarter of 2015 resulted primarily from $443.1 million in core deposits assumed in the NI Bancshares transaction, which was completed in the first quarter of 2016, and organic growth. Compared to the second quarter of 2015, the rise in average core deposits was driven by organic growth, the NI Bancshares transaction, and the impact of deposits assumed in the December of 2015 Peoples acquisition. The addition of $325.0 million of FHLB advances during 2016 contributed to the increase in average borrowed funds compared to both prior periods presented.
On April 1, 2016, $38.5 million in 5.850% subordinated notes matured and were repaid by the Company. On November 22, 2016, $115.0 million of 5.875% senior notes will mature. Management is currently evaluating repayment strategies for the senior notes.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of June 30, 2016		As of June 30, 2015
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$124,744	0.06	$126,536	0.06
FHLB advances	325,000	0.51	62,500	0.32
Other borrowings	—	—	—	—
Total borrowed funds	$449,744	0.39	$189,036	0.15
Average for the year-to-date period:
Securities sold under agreements to repurchase	$130,586	0.10	$123,462	0.06
FHLB advances	251,066	2.19	10,359	1.95
Other borrowings	646	3.74	—	—
Total borrowed funds	$382,298	1.48	$133,821	0.20
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,266		$142,545
FHLB advances	425,000		62,500
Other borrowings	2,400		—
Average borrowed funds totaled $382.3 million for the first six months of 2016 increasing by $248.5 million compared to the same period in 2015. This increase was due primarily to the addition of $325.0 million of FHLB advances during the first six months of 2016. The weighted-average rate on FHLB advances for the second quarter of 2016 was impacted by the hedging of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These interest rate swaps have a weighted-average interest rate of 2.19% as of June 30, 2016. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of June 30, 2016 and December 31, 2015.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2016
	As of		Regulatory Minimum For Well- Capitalized
	June 30, 2016	December 31, 2015		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.65%	11.02%	10.00%	7%	$61,296
Tier 1 capital to risk-weighted assets	9.78%	10.13%	8.00%	22%	$167,491
Common equity Tier 1 to risk-weighted assets	9.78%	10.13%	6.50%	51%	$308,258
Tier 1 capital to average assets	8.74%	9.09%	5.00%	75%	$393,023
Company regulatory capital ratios
Total capital to risk-weighted assets	10.68%	11.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.83%	10.28%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.32%	9.73%	N/A	N/A	N/A
Tier 1 capital to average assets	8.94%	9.40%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.29%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.37%	8.89%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.14%	9.29%	N/A	N/A	N/A
N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)	Tangible common equity ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
The decrease in the Company's regulatory capital ratios from December 31, 2015 resulted from the addition of risk-weighted and average assets, including goodwill and other intangible assets, related to the NI Bancshares acquisition. These declines were partially offset by earnings and the $54.9 million of common stock issued as consideration for the NI Bancshares acquisition.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the second quarter of 2016. The dividend increased from $0.08 to $0.09 per common share during the first quarter of 2015.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of June 30, 2016 and December 31, 2015, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, 51% of the loan portfolio consisted of fixed rate loans and 49% were floating rate loans as of June 30, 2016, compared to 54% and 46%, respectively, as of December 31, 2015.
As of June 30, 2016, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 94% of the total compared to 6% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 84% of fixed rate securities and 16% of floating rate interest-bearing deposits in other banks as of December 31, 2015. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $420.8 million, or 9%, of the floating rate loan portfolio as of June 30, 2016, compared to $374.5 million, or 10%, of the floating rate loan portfolio as of December 31, 2015. On the liability side of the balance sheet, 86% of deposits as of both June 30, 2016 and December 31, 2015 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2016
Dollar change	$48,196	$29,404	$21,219	$(22,390)
Percent change	13.9%	8.5%	6.1%	(6.5)%
As of December 31, 2015
Dollar change	$46,556	$28,038	$19,420	$(18,421)
Percent change	14.8%	8.9%	6.2%	(5.9)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2016 would increase net interest income by $29.4 million, or 8.5%, over the next twelve months compared to no change in interest rates. This same measure was $28.0 million, or 8.9%, as of December 31, 2015.
Overall, interest rate risk volatility as of June 30, 2016 decreased slightly compared to December 31, 2015, driven primarily by the NI Bancshares acquisition which added term securities and fixed rate loans. In addition, organic growth in floating rate loans and term securities were funded by short-term FHLB advances and organic growth in core deposits, which are less rate sensitive. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2015. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the second quarter of 2016. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of June 30, 2016. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2016	1,178	$18.47	—	2,487,947
May 1 – May 31, 2016	—	—	—	2,487,947
June 1 – June 30, 2016	793	17.95	—	2,487,947
Total	1,971	$18.26	—

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

2.1 (1)
Agreement and Plan of Merger, dated as of June 28, 2016, by and among First Midwest Bancorp, Inc., Standard Bancshares, Inc. and Benjamin Acquisition Corporation is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016.

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

3.3
Amended and Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 10 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgement of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Review Report of Independent Registered Public Accounting Firm.
101	Interactive Data File.

(1)
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and First Midwest agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(2)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Executive Vice President and Chief Financial Officer*
Date: August 3, 2016
* Duly authorized to sign on behalf of the registrant.