Form 10-Q
period 2016-09-30
FIRST MIDWEST BANCORP INC
filed 2016-11-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Pierce Place, Suite 1500
Itasca, Illinois 60143-1254
(Address of principal executive offices) (zip code)
______________________

Registrant's telephone number, including area code: (630) 875-7463
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

As of October 31, 2016, there were 81,325,864 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2016	December 31, 2015
Assets			(Unaudited)
Cash and due from banks			$139,538	$114,587
Interest-bearing deposits in other banks			362,153	266,615
Trading securities, at fair value			18,351	16,894
Securities available-for-sale, at fair value			1,964,030	1,306,636
Securities held-to-maturity, at amortized cost			20,337	23,152
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			53,506	39,306
Loans			8,171,782	7,161,715
Allowance for loan losses			(85,308)	(73,630)
Net loans			8,086,474	7,088,085
Other real estate owned ("OREO")			28,049	27,782
Premises, furniture, and equipment, net			82,443	122,278
Investment in bank-owned life insurance ("BOLI")			219,064	209,601
Goodwill and other intangible assets			367,961	339,277
Accrued interest receivable and other assets			236,291	178,463
Total assets			$11,578,197	$9,732,676
Liabilities
Noninterest-bearing deposits			$2,766,265	$2,414,454
Interest-bearing deposits			6,339,839	5,683,284
Total deposits			9,106,104	8,097,738
Borrowed funds			639,539	165,096
Senior and subordinated debt			309,444	201,208
Accrued interest payable and other liabilities			253,846	122,366
Total liabilities			10,308,933	8,586,408
Stockholders' Equity
Common stock			913	882
Additional paid-in capital			496,918	446,672
Retained earnings			1,003,271	953,516
Accumulated other comprehensive loss, net of tax			(13,402)	(28,389)
Treasury stock, at cost			(218,436)	(226,413)
Total stockholders' equity			1,269,264	1,146,268
Total liabilities and stockholders' equity			$11,578,197	$9,732,676

	September 30, 2016		December 31, 2015
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	91,281	—	88,228
Shares outstanding	—	81,324	—	77,952
Treasury shares	—	9,957	—	10,276

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans	$87,505	$75,522	$252,486	$224,739
Investment securities	9,629	7,723	27,550	23,839
Other short-term investments	772	1,047	1,968	2,739
Total interest income	97,906	84,292	282,004	251,317
Interest Expense
Deposits	2,520	2,329	7,387	7,256
Borrowed funds	1,782	928	4,597	1,064
Senior and subordinated debt	2,632	3,133	8,353	9,411
Total interest expense	6,934	6,390	20,337	17,731
Net interest income	90,972	77,902	261,667	233,586
Provision for loan losses	9,998	4,100	25,676	16,652
Net interest income after provision for loan losses	80,974	73,802	235,991	216,934
Noninterest Income
Service charges on deposit accounts	10,708	10,519	30,350	29,676
Wealth management fees	8,495	7,222	24,696	21,669
Card-based fees	7,332	6,868	21,642	20,223
Mortgage banking income	3,394	1,402	6,625	3,964
Other service charges, commissions, and fees	8,537	7,107	24,681	17,800
Net gain on sale-leaseback transaction	5,509	—	5,509	—
Net securities gains	187	524	1,097	1,551
Other income	1,691	1,372	5,001	5,220
Total noninterest income	45,853	35,014	119,601	100,103
Noninterest Expense
Salaries and employee benefits	46,372	41,361	137,233	122,371
Net occupancy and equipment expense	10,755	9,406	30,380	29,464
Professional services	6,772	6,172	17,984	16,603
Technology and related costs	3,881	3,673	11,251	10,887
Net OREO expense	313	1,290	2,099	4,355
Other expenses	13,623	12,463	41,074	36,793
Acquisition and integration related expenses	1,172	—	6,810	—
Total noninterest expense	82,888	74,365	246,831	220,473
Income before income tax expense	43,939	34,451	108,761	96,564
Income tax expense	15,537	11,167	37,130	30,824
Net income	$28,402	$23,284	$71,631	$65,740
Per Common Share Data
Basic earnings per common share	$0.35	$0.30	$0.89	$0.84
Diluted earnings per common share	$0.35	$0.30	$0.89	$0.84
Dividends declared per common share	$0.09	$0.09	$0.27	$0.27
Weighted-average common shares outstanding	80,396	77,106	79,589	77,038
Weighted-average diluted common shares outstanding	80,409	77,119	79,602	77,051

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$28,402	$23,284	$71,631	$65,740
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(6,695)	6,126	21,671	748
Tax effect	2,676	(2,454)	(8,665)	(312)
Net of tax	(4,019)	3,672	13,006	436
Reclassification of net gains included in net income:
Before tax	187	524	1,097	1,551
Tax effect	(75)	(214)	(439)	(634)
Net of tax	112	310	658	917
Net unrealized holding (losses) gains	(4,131)	3,362	12,348	(481)
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(779)	3,420	4,420	870
Tax effect	311	(1,368)	(1,781)	(352)
Net of tax	(468)	2,052	2,639	518
Total other comprehensive (loss) income	(4,599)	5,414	14,987	37
Total comprehensive income	$23,803	$28,698	$86,618	$65,777

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive income	(481)	518	—	37
Balance at September 30, 2015	$(3,431)	$(620)	$(11,767)	$(15,818)
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	12,348	2,639	—	14,987
Balance at September 30, 2016	$2,077	$171	$(15,650)	$(13,402)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Net income	—	—	—	65,740	—	—	65,740
Other comprehensive income	—	—	—	—	37	—	37
Common dividends declared ($0.27 per common share)	—	—	—	(21,047)	—	—	(21,047)
Purchase of treasury stock	(7)	—	—	—	—	(120)	(120)
Restricted stock activity	255	—	(10,108)	—	—	—	(10,108)
Treasury stock issued to benefit plans	(1)	—	(112)	—	—	281	169
Share-based compensation expense	—	—	5,459	—	—	6,764	12,223
Balance at September 30, 2015	77,942	$882	$445,037	$944,209	$(15,818)	$(226,641)	$1,147,669
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	71,631	—	—	71,631
Other comprehensive income	—	—	—	—	14,987	—	14,987
Common dividends declared ($0.27 per common share)	—	—	—	(21,876)	—	—	(21,876)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	10	—	169	—	—	—	169
Restricted stock activity	326	—	(10,610)	—	—	8,062	(2,548)
Treasury stock issued to benefit plans	(6)	—	(21)	—	—	(85)	(106)
Share-based compensation expense	—	—	5,843	—	—	—	5,843
Balance at September 30, 2016	81,324	$913	$496,918	$1,003,271	$(13,402)	$(218,436)	$1,269,264

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$104,235	$93,423
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	263,243	216,900
Proceeds from sales of securities available-for-sale	42,794	57,255
Purchases of securities available-for-sale	(824,883)	(241,300)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,695	4,016
Purchases of securities held-to-maturity	(16)	(1,184)
Purchases of FHLB stock	(12,651)	(1,190)
Net increase in loans	(630,012)	(213,488)
Proceeds from claims on BOLI, net of premiums paid	1,597	1,095
Proceeds from sales of OREO	6,069	13,820
Proceeds from sales of premises, furniture, and equipment	150,747	195
Purchases of premises, furniture, and equipment	(12,320)	(6,591)
Net cash received from acquisitions	57,347	—
Net cash used in investing activities	(953,390)	(170,472)
Financing Activities
Net increase in deposit accounts	413,445	408,692
Net increase in borrowed funds	472,027	31,949
Purchase of treasury stock	—	(120)
Net proceeds from the issuance of subordinated notes	146,484	—
Payments for the maturity of subordinated debt	(38,500)	—
Cash dividends paid	(21,885)	(20,132)
Restricted stock activity	(2,318)	(2,853)
Excess tax benefit related to share-based compensation	391	794
Net cash provided by financing activities	969,644	418,330
Net increase in cash and cash equivalents	120,489	341,281
Cash and cash equivalents at beginning of period	381,202	606,262
Cash and cash equivalents at end of period	$501,691	$947,543

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$14,645	$12,787
Interest paid to depositors and creditors	17,656	14,931
Dividends declared, but unpaid	7,241	7,137
Common stock issued for acquisitions, net of issuance costs	54,896	—
Non-cash transfers of loans to OREO	3,894	11,956
Non-cash transfers of loans held-for-investment to loans held-for-sale	77,030	32,902

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Loans – Loans held-for-investment are loans that the Company intends to hold until they are paid in full and are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized as a yield adjustment over the contractual life of the related loans or commitments and included in interest income. Fees related to letters of credit are amortized into fee income over the contractual life of the commitment. Other credit-related fees are recognized as fee income when earned. The Company's net investment in direct financing leases is included in loans and consists of future minimum lease payments and estimated residual values, net of unearned income. Interest income on loans is accrued based on principal amounts outstanding. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition.
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
During the third quarter of 2016, the Company entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see note 8 "Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.

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
Classification of Certain Cash Receipts and Cash Payments: In August of 2016, the FASB issued guidance clarifying certain cash flow presentation and classification issues to reduce diversity in practice. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's Consolidated Statement of Cash Flows.
3. ACQUISITIONS
Pending Acquisitions
Standard Bancshares, Inc.
On June 28, 2016, the Company entered into a definitive agreement to acquire Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. With the acquisition, the Company would acquire 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana. As of June 30, 2016, Standard had total assets of approximately $2.5 billion with $2.2 billion in deposits and $1.8 billion in loans. The merger agreement provides for a fixed exchange ratio of 0.4350 shares of First Midwest common stock for each share of Standard common stock. As of the date of announcement, the overall transaction was valued at approximately $365 million, including Standard's common stock, stock options, phantom stock, and stock settled rights. The acquisition is expected to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions, as well as the approval of the Company's and Standard's shareholders.
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
Expenses related to the acquisition and integration of the transactions above and pending transactions totaled $1.2 million and $6.8 million during the quarter and nine months ended September 30, 2016, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. There were no acquisition and integration related expenses for the quarter and nine months ended September 30, 2015. The completed acquisitions were not considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are not included.

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
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$43,593	$212	$(8)	$43,797	$17,000	$15	$(35)	$16,980
U.S. agency securities	190,821	2,159	(49)	192,931	86,461	351	(169)	86,643
Collateralized mortgage obligations ("CMOs")	1,074,736	8,759	(2,236)	1,081,259	695,198	1,072	(9,085)	687,185
Other mortgage-backed securities ("MBSs")	319,964	4,641	(121)	324,484	152,481	1,920	(871)	153,530
Municipal securities	280,884	5,959	(130)	286,713	321,437	6,443	(310)	327,570
Trust-preferred collateralized debt obligations ("CDOs")	47,893	73	(16,067)	31,899	48,287	34	(16,792)	31,529
Equity securities	3,075	110	(238)	2,947	3,282	86	(169)	3,199
Total securities available-for-sale	$1,960,966	$21,913	$(18,849)	$1,964,030	$1,324,146	$9,921	$(27,431)	$1,306,636
Securities Held-to-Maturity
Municipal securities	$20,337	$—	$(2,227)	$18,110	$23,152	$—	$(3,098)	$20,054
Trading Securities				$18,351				$16,894

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$75,444	$74,392	$3,218	$2,866
After one year to five years	433,027	426,991	7,560	6,732
After five years to ten years	6,827	6,732	2,340	2,084
After ten years	47,893	47,225	7,219	6,428
Securities that do not have a single contractual maturity date	1,397,775	1,408,690	—	—
Total	$1,960,966	$1,964,030	$20,337	$18,110
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.3 billion at September 30, 2016 and $856.9 million at December 31, 2015. No securities held-to-maturity were pledged as of September 30, 2016 or December 31, 2015.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. During the quarters and nine months ended September 30, 2016 and 2015 there were no material gross trading gains or losses. The following table presents net realized gains on securities available-for-sale for the quarters and nine months ended September 30, 2016 and 2015.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains on sales of securities:
Gross realized gains	$187	$524	$1,266	$1,689
Gross realized losses	—	—	(169)	(138)
Net realized gains on sales of securities	187	524	1,097	1,551
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$187	$524	$1,097	$1,551
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the quarters and nine months ended September 30, 2016 and 2015. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$23,709	$23,709	$23,709	$23,880
OTTI included in earnings (1):
Reduction for sales of securities (2)	—	—	—	(171)
Ending balance	$23,709	$23,709	$23,709	$23,709

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

(2)	This reduction was driven by the sale of one CMO with a carrying value of $1.3 million during the nine months ended September 30, 2015.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2016 and December 31, 2015.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2016
Securities Available-for-Sale
U.S. treasury securities	5	$10,049	$7	$1,999	$1	$12,048	$8
U.S. agency securities	12	23,394	49	—	—	23,394	49
CMOs	64	180,572	717	119,934	1,519	300,506	2,236
MBSs	15	45,686	89	6,573	32	52,259	121
Municipal securities	49	18,615	112	2,307	18	20,922	130
CDOs	9	1,218	9	29,398	16,058	30,616	16,067
Equity securities	2	379	226	2,379	12	2,758	238
Total	156	$279,913	$1,209	$162,590	$17,640	$442,503	$18,849
Securities Held-to-Maturity
Municipal securities	16	$18,110	$2,227	$—	$—	$18,110	$2,227
As of December 31, 2015
Securities Available-for-Sale
U.S. treasury securities	4	$7,946	$35	$—	$—	$7,946	$35
U.S. agency securities	10	30,620	169	—	—	30,620	169
CMOs	133	309,787	3,110	257,362	5,975	567,149	9,085
MBSs	27	63,028	427	31,980	444	95,008	871
Municipal securities	68	8,135	65	24,227	245	32,362	310
CDOs	8	8,034	971	21,642	15,821	29,676	16,792
Equity securities	2	485	120	2,305	49	2,790	169
Total	252	$428,035	$4,897	$337,516	$22,534	$765,551	$27,431
Securities Held-to-Maturity
Municipal securities	19	$20,054	$3,098	$—	$—	$20,054	$3,098
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2016 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of September 30, 2016 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs. For a detailed discussion of the CDO valuation methodology, see Note 14, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Commercial and industrial	$2,849,399	$2,524,726
Agricultural	409,571	387,440
Commercial real estate:
Office, retail, and industrial	1,537,038	1,395,454
Multi-family	625,305	528,324
Construction	401,857	216,882
Other commercial real estate	970,855	931,190
Total commercial real estate	3,535,055	3,071,850
Total corporate loans	6,794,025	5,984,016
Home equity	733,260	653,468
1-4 family mortgages	388,145	355,854
Installment	232,030	137,602
Total consumer loans	1,353,435	1,146,924
Covered loans	24,322	30,775
Total loans	$8,171,782	$7,161,715
Deferred loan fees included in total loans	$4,034	$5,191
Overdrawn demand deposits included in total loans	3,428	2,810
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

Loan Sales
The following table presents loan sales for the quarters and nine months ended September 30, 2016 and 2015.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate loan sales
Proceeds from sales	$12,223	$10,226	$36,082	$19,649
Less book value of loans sold	11,828	9,771	34,718	18,780
Net gains on corporate loan sales (1)	395	455	1,364	869
1-4 family mortgage loan sales
Proceeds from sales	110,167	43,340	202,932	132,367
Less book value of loans sold	107,255	42,189	198,024	128,634
Net gains on 1-4 family mortgage loan sales (2)	2,912	1,151	4,908	3,733
Total net gains on loan sales	$3,307	$1,606	$6,272	$4,602

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
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
The following table presents acquired and covered PCI and Non-PCI loans as of September 30, 2016 and December 31, 2015.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of September 30, 2016			As of December 31, 2015
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$57,777	$686,427	$744,204	$50,286	$534,506	$584,792
Covered loans	8,228	16,094	24,322	9,919	20,856	30,775
Total acquired and covered loans	$66,005	$702,521	$768,526	$60,205	$555,362	$615,567
Acquired Non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $101.5 million and $61.6 million as of September 30, 2016 and December 31, 2015, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of September 30, 2016 and December 31, 2015.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and nine months ended September 30, 2016 and 2015 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$5,171	$7,335	$3,903	$8,452
Amortization	(302)	(321)	(884)	(1,174)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(228)	487	(487)	2,207
Net payments to (from) the FDIC	191	(1,395)	2,300	(3,379)
Ending balance	$4,832	$6,106	$4,832	$6,106
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balances	$25,082	$20,658	$24,912	$28,244
Additions	—	—	3,981	—
Accretion	(2,763)	(2,366)	(6,612)	(9,364)
Other (1)	(1,012)	336	(974)	(252)
Ending balance	$21,307	$18,628	$21,307	$18,628

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2016 and December 31, 2015. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2016
Commercial and industrial	$2,833,642	$9,099	$6,658	$15,757	$2,849,399	$13,823	$2,154
Agricultural	406,947	2,460	164	2,624	409,571	184	—
Commercial real estate:
Office, retail, and industrial	1,516,820	5,816	14,402	20,218	1,537,038	17,670	82
Multi-family	623,386	1,321	598	1,919	625,305	316	454
Construction	400,809	767	281	1,048	401,857	287	—
Other commercial real estate	964,135	3,254	3,466	6,720	970,855	3,361	932
Total commercial real estate	3,505,150	11,158	18,747	29,905	3,535,055	21,634	1,468
Total corporate loans	6,745,739	22,717	25,569	48,286	6,794,025	35,641	3,622
Home equity	727,433	3,591	2,236	5,827	733,260	4,916	165
1-4 family mortgages	385,024	1,869	1,252	3,121	388,145	3,240	235
Installment	229,881	1,853	296	2,149	232,030	—	296
Total consumer loans	1,342,338	7,313	3,784	11,097	1,353,435	8,156	696
Covered loans	23,905	319	98	417	24,322	492	—
Total loans	$8,111,982	$30,349	$29,451	$59,800	$8,171,782	$44,289	$4,318
As of December 31, 2015
Commercial and industrial	$2,516,197	$4,956	$3,573	$8,529	$2,524,726	$5,587	$857
Agricultural	387,109	245	86	331	387,440	355	—
Commercial real estate:
Office, retail, and industrial	1,386,383	2,647	6,424	9,071	1,395,454	6,875	4
Multi-family	526,625	541	1,158	1,699	528,324	796	548
Construction	216,377	—	505	505	216,882	905	—
Other commercial real estate	922,531	3,575	5,084	8,659	931,190	5,611	661
Total commercial real estate	3,051,916	6,763	13,171	19,934	3,071,850	14,187	1,213
Total corporate loans	5,955,222	11,964	16,830	28,794	5,984,016	20,129	2,070
Home equity	647,175	3,247	3,046	6,293	653,468	5,310	216
1-4 family mortgages	350,980	2,680	2,194	4,874	355,854	3,416	528
Installment	136,780	753	69	822	137,602	20	69
Total consumer loans	1,134,935	6,680	5,309	11,989	1,146,924	8,746	813
Covered loans	29,808	405	562	967	30,775	555	174
Total loans	$7,119,965	$19,049	$22,701	$41,750	$7,161,715	$29,430	$3,057

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2016 and 2015 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended September 30, 2016
Beginning balance	$40,084	$12,985	$2,926	$2,239	$7,474	$13,003	$1,394	$1,400	$81,505
Charge-offs	(1,760)	(2,193)	—	—	(509)	(1,488)	—	—	(5,950)
Recoveries	615	42	69	9	94	326	—	—	1,155
Net charge-offs	(1,145)	(2,151)	69	9	(415)	(1,162)	—	—	(4,795)
Provision for loan losses and other	3,579	3,019	1,048	916	1,488	50	(102)	(400)	9,598
Ending balance	$42,518	$13,853	$4,043	$3,164	$8,547	$11,891	$1,292	$1,000	$86,308
Quarter ended September 30, 2015
Beginning balance	$33,729	$11,345	$2,451	$1,890	$6,367	$10,820	$4,861	$1,816	$73,279
Charge-offs	(1,948)	(563)	(68)	—	(598)	(1,172)	(8)	—	(4,357)
Recoveries	347	106	1	114	506	213	7	—	1,294
Net charge-offs	(1,601)	(457)	(67)	114	(92)	(959)	(1)	—	(3,063)
Provision for loan losses and other	3,247	967	226	(559)	(181)	1,144	(744)	(591)	3,509
Ending balance	$35,375	$11,855	$2,610	$1,445	$6,094	$11,005	$4,116	$1,225	$73,725
Nine months ended September 30, 2016
Beginning balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
Charge-offs	(5,684)	(4,358)	(288)	(134)	(2,833)	(3,973)	(2)	—	(17,272)
Recoveries	1,693	153	95	44	314	975	—	—	3,274
Net charge-offs	(3,991)	(4,205)	(193)	(90)	(2,519)	(2,998)	(2)	—	(13,998)
Provision for loan losses and other	9,435	4,942	1,774	1,814	4,978	3,077	(344)	(225)	25,451
Ending balance	$42,518	$13,853	$4,043	$3,164	$8,547	$11,891	$1,292	$1,000	$86,308
Nine months ended September 30, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(13,524)	(2,613)	(565)	(15)	(2,442)	(2,723)	(634)	—	(22,516)
Recoveries	1,993	460	8	334	1,902	853	120	—	5,670
Net charge-offs	(11,531)	(2,153)	(557)	319	(540)	(1,870)	(514)	—	(16,846)
Provision for loan losses and other	17,448	3,016	918	(1,171)	(1,693)	730	(2,596)	(591)	16,061
Ending balance	$35,375	$11,855	$2,610	$1,445	$6,094	$11,005	$4,116	$1,225	$73,725

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2016 and December 31, 2015.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of September 30, 2016
Commercial, industrial, and agricultural	$11,903	$3,242,734	$4,333	$3,258,970	$—	$41,880	$638	$42,518
Commercial real estate:
Office, retail, and industrial	16,459	1,507,622	12,957	1,537,038	20	12,459	1,374	13,853
Multi-family	398	612,554	12,353	625,305	—	3,840	203	4,043
Construction	34	397,206	4,617	401,857	—	3,014	150	3,164
Other commercial real estate	1,813	955,735	13,307	970,855	17	7,442	1,088	8,547
Total commercial real estate	18,704	3,473,117	43,234	3,535,055	37	26,755	2,815	29,607
Total corporate loans	30,607	6,715,851	47,567	6,794,025	37	68,635	3,453	72,125
Consumer	—	1,343,225	10,210	1,353,435	—	11,369	522	11,891
Covered loans	—	16,094	8,228	24,322	—	119	1,173	1,292
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$30,607	$8,075,170	$66,005	$8,171,782	$37	$81,123	$5,148	$86,308
As of December 31, 2015
Commercial, industrial, and agricultural	$2,871	$2,902,361	$6,934	$2,912,166	$883	$35,378	$813	$37,074
Commercial real estate:
Office, retail, and industrial	6,162	1,376,789	12,503	1,395,454	715	10,833	1,568	13,116
Multi-family	800	526,037	1,487	528,324	—	2,367	95	2,462
Construction	178	212,671	4,033	216,882	—	1,160	280	1,440
Other commercial real estate	3,665	913,161	14,364	931,190	—	5,367	721	6,088
Total commercial real estate	10,805	3,028,658	32,387	3,071,850	715	19,727	2,664	23,106
Total corporate loans	13,676	5,931,019	39,321	5,984,016	1,598	55,105	3,477	60,180
Consumer	—	1,135,959	10,965	1,146,924	—	11,425	387	11,812
Covered loans	—	20,856	9,919	30,775	—	248	1,390	1,638
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$13,676	$7,087,834	$60,205	$7,161,715	$1,598	$68,003	$5,254	$74,855

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2016 and December 31, 2015. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2016				As of December 31, 2015
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$11,903	$—	$13,984	$—	$1,673	$1,198	$4,592	$883
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	15,784	675	21,072	20	4,654	1,508	12,083	715
Multi-family	398	—	398	—	800	—	941	—
Construction	34	—	34	—	178	—	299	—
Other commercial real estate	1,543	270	2,599	17	3,665	—	4,403	—
Total commercial real estate	17,759	945	24,103	37	9,297	1,508	17,726	715
Total impaired loans individually evaluated for impairment	$29,662	$945	$38,087	$37	$10,970	$2,706	$22,318	$1,598

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2016 and 2015. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$7,829	$57	$5,968	$37
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	16,101	3	8,814	4
Multi-family	399	11	925	12
Construction	34	—	2,995	118
Other commercial real estate	2,561	—	3,442	15
Total commercial real estate	19,095	14	16,176	149
Total impaired loans	$26,924	$71	$22,144	$186

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$5,312	$107	$10,457	$113
Agricultural	—	—	—	—
Commercial real estate:
Office, retail, and industrial	12,012	80	10,158	37
Multi-family	500	12	868	13
Construction	70	—	4,833	118
Other commercial real estate	3,190	72	3,222	34
Total commercial real estate	15,772	164	19,081	202
Total impaired loans	$21,084	$271	$29,538	$315

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of September 30, 2016 and December 31, 2015.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of September 30, 2016
Commercial and industrial	$2,643,655	$110,716	$81,205	$13,823	$2,849,399
Agricultural	375,484	17,735	16,168	184	409,571
Commercial real estate:
Office, retail, and industrial	1,444,815	38,672	35,881	17,670	1,537,038
Multi-family	616,820	4,399	3,770	316	625,305
Construction	389,174	69	12,327	287	401,857
Other commercial real estate	941,072	12,427	13,995	3,361	970,855
Total commercial real estate	3,391,881	55,567	65,973	21,634	3,535,055
Total corporate loans	$6,411,020	$184,018	$163,346	$35,641	$6,794,025
As of December 31, 2015
Commercial and industrial	$2,379,992	$86,263	$52,884	$5,587	$2,524,726
Agricultural	381,523	—	5,562	355	387,440
Commercial real estate:
Office, retail, and industrial	1,320,164	32,627	35,788	6,875	1,395,454
Multi-family	517,412	6,146	3,970	796	528,324
Construction	201,496	4,678	9,803	905	216,882
Other commercial real estate	898,746	13,179	13,654	5,611	931,190
Total commercial real estate	2,937,818	56,630	63,215	14,187	3,071,850
Total corporate loans	$5,699,333	$142,893	$121,661	$20,129	$5,984,016

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $841,000 as of September 30, 2016 and $862,000 as of December 31, 2015.
Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of September 30, 2016
Home equity	$728,344	$4,916	$733,260
1-4 family mortgages	384,905	3,240	388,145
Installment	232,030	—	232,030
Total consumer loans	$1,345,279	$8,156	$1,353,435
As of December 31, 2015
Home equity	$648,158	$5,310	$653,468
1-4 family mortgages	352,438	3,416	355,854
Installment	137,582	20	137,602
Total consumer loans	$1,138,178	$8,746	$1,146,924

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2016 and December 31, 2015. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2016			As of December 31, 2015
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$286	$150	$436	$294	$1,050	$1,344
Commercial real estate:
Office, retail, and industrial	157	—	157	164	—	164
Multi-family	588	172	760	598	186	784
Other commercial real estate	324	—	324	340	—	340
Total commercial real estate	1,069	172	1,241	1,102	186	1,288
Total corporate loans	1,355	322	1,677	1,396	1,236	2,632
Home equity	181	879	1,060	494	667	1,161
1-4 family mortgages	832	389	1,221	853	421	1,274
Total consumer loans	1,013	1,268	2,281	1,347	1,088	2,435
Total loans	$2,368	$1,590	$3,958	$2,743	$2,324	$5,067

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of September 30, 2016 and there were $758,000 in specific reserves related to TDRs as of December 31, 2015.
No TDRs were restructured during the quarters and nine months ended September 30, 2016 and 2015.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2016 and 2015.

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accruing
Beginning balance	$2,491	$3,067	$2,743	$3,704
Additions	—	120	—	120
Net payments received	(22)	(355)	(91)	(746)
Returned to performing status	—	—	—	—
Net transfers to non-accrual	(101)	(61)	(284)	(307)
Ending balance	2,368	2,771	2,368	2,771
Non-accrual
Beginning balance	1,690	2,070	2,324	19,904
Additions	—	325	—	325
Net payments received	(31)	(29)	(609)	(15,483)
Charge-offs	(170)	(61)	(409)	(2,687)
Net transfers from accruing	101	61	284	307
Ending balance	1,590	2,366	1,590	2,366
Total TDRs	$3,958	$5,137	$3,958	$5,137
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
There were no material commitments to lend additional funds to borrowers with TDRs as of September 30, 2016 and December 31, 2015.

8. PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Land	$19,472	$43,442
Premises	96,178	152,444
Furniture and equipment	103,326	90,672
Total cost	218,976	286,558
Accumulated depreciation	(141,500)	(171,708)
Net book value of premises, furniture, and equipment	77,476	114,850
Assets held-for-sale	4,967	7,428
Total premises, furniture, and equipment	$82,443	$122,278
On September 27, 2016, First Midwest Bank (the "Bank") completed a sale-leaseback transaction, whereby the Bank sold to a third party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. Upon the sale of the branches the Bank concurrently entered into triple net lease agreements with certain affiliates of the third party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. The remaining pre-tax gain of $82.5 million will be deferred and accreted into income on a straight-line basis over the initial terms of the leases. Aggregate first year rent expense to be paid under the sale-leaseback transaction is approximately $10.5 million with a 1.50% annual rent escalation during the initial term and during the first and second five-year renewal periods.
Assets held-for-sale as of September 30, 2016 and December 31, 2015 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $3.4 million and $10.1 million for the quarter and nine months ended September 30, 2016, respectively. Depreciation on premises, furniture, and equipment totaled $3.4 million and $10.1 million for the same periods in 2015.

Operating Leases
As of September 30, 2016, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2031. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
One year or less	$21,332
After one year to two years	18,083
After two years to three years	16,762
After three years to four years	15,882
After four years to five years	14,476
After five years	109,752
Total minimum lease payments	$196,287
Deferred pre-tax gains of $82.5 million related to the sale-lease back transaction will be accreted as a reduction to lease expense in other expenses on the Condensed Consolidated Statements of Income on a straight-line basis over the initial terms of the leases.
As part of the acquisition of the Chicago area banking operations of Banco Popular North America completed in 2014, the Company assumed certain operating leases related to various branches. On the date of acquisition, an intangible liability of $10.6 million was recorded as the cash flows of the leases exceeded the fair market value. This intangible liability will be accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2018 to 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.
The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
One year or less	$1,180
After one year to two years	1,011
After two years to three years	742
After three years to four years	648
After four years to five years	648
After five years	4,159
Total accretion	$8,388

The following table presents net operating lease expense for the quarters and nine months ended September 30, 2016 and 2015.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease expense charged to operations (1)	$1,950	$1,438	$4,902	$4,282
Rental income from premises leased to others (2)	118	167	404	454
Net operating lease expense	$1,832	$1,271	$4,498	$3,828

(1)
Includes amounts paid under short-term cancelable leases and is included in net occupancy and equipment expense in the Condensed Consolidated Statements of Income. For the quarter and nine months ended September 30, 2016, lease expense is net of accretion related to the intangible liability of $295,000 and $876,000, respectively. For the same periods in 2015, lease expense is net of accretion related to the intangible liability of $286,000 and $858,000.

(2)	Included as a reduction to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
9.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$114,539	$155,196
FHLB advances	525,000	9,900
Total borrowed funds	$639,539	$165,096
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities. The securities underlying the agreements remain in the respective asset accounts.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. As of September 30, 2016, the Company held various short-term FHLB advances with fixed interest rates that range from 0.40% to 0.48% and maturity dates that range from October 3, 2016 to December 1, 2016.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. The line of credit will mature on September 26, 2017. Management expects to use this line of credit for general corporate purposes. As of September 30, 2016, no amount was outstanding under the facility.

10.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of
	Issuance Date	Maturity Date	Interest Rate	September 30, 2016	December 31, 2015
Senior notes	November 2011	November 2016	5.875%	$114,983	$114,891
Subordinated notes:
Due in 2026	September 2016	September 2026	5.875%	146,484	—
Due in 2016	March 2006	April 2016	5.850%	—	38,499
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,800	37,799
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,367	4,296
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,810	5,723
Total junior subordinated debentures				47,977	47,818
Total senior and subordinated debt				$309,444	$201,208

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company during 2014 through the acquisition of Great Lakes Financial Resources, Inc., the holding company for Great Lakes Bank. These amounts include acquisition adjustments which resulted in a discount of $1.8 million to GLST II and $2.4 million to GLST III as of September 30, 2016 and $1.9 million to GLST II and $2.5 million to GLST III as of December 31, 2015.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
On April 1, 2016, $38.5 million of 5.850% subordinated notes matured and were repaid by the Company. On November 22, 2016, $115.0 million of 5.875% senior notes will mature.
Issuance of Subordinated Notes
On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. Interest on the notes is payable semi-annually on March 29 and September 29, beginning on March 29, 2017. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company expects to use the net proceeds to repay at maturity the entire $115.0 million aggregate principal amount outstanding of its 5.875% senior notes due November 22, 2016, plus accrued interest, and for other general corporate purposes.
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

11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$28,402	$23,284	$71,631	$65,740
Net income applicable to non-vested restricted shares	(324)	(226)	(826)	(703)
Net income applicable to common shares	$28,078	$23,058	$70,805	$65,037
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	80,396	77,106	79,589	77,038
Dilutive effect of common stock equivalents	13	13	13	13
Weighted-average diluted common shares outstanding	80,409	77,119	79,602	77,051
Basic EPS	$0.35	$0.30	$0.89	$0.84
Diluted EPS	$0.35	$0.30	$0.89	$0.84
Anti-dilutive shares not included in the computation of diluted EPS (1)	454	751	510	822

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Gross notional amount outstanding	$10,710	$11,620
Derivative liability fair value	(399)	(643)
Weighted-average interest rate received	2.44%	2.25%
Weighted-average interest rate paid	6.35%	6.36%
Weighted-average maturity (in years)	1.24	1.97
Fair value of derivative (1)	$418	$665

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and nine months ended September 30, 2016 and 2015, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of September 30, 2016, the Company hedged $710.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $710.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. Forward starting interest rate swaps totaling $325.0 million began on various dates between June of 2015 and June of 2016, and mature between June and August of 2019. The remaining forward starting interest rate swaps begin at various dates between February of 2017 and May of 2018 and mature between February and May of 2020. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Gross notional amount outstanding	$1,420,000	$1,220,000
Derivative asset fair value	15,093	4,787
Derivative liability fair value	(14,836)	(8,950)
Weighted-average interest rate received	1.32%	1.24%
Weighted-average interest rate paid	1.04%	0.75%
Weighted-average maturity (in years)	3.04	3.91
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters and nine months ended September 30, 2016 and 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of September 30, 2016, the Company estimates that $3.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions with its commercial customers and simultaneously enters into offsetting interest rate derivative transactions with third parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2016 and December 31, 2015, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third parties, therefore, no CVA was recorded. Transaction fees related to commercial customer derivative instruments of $2.9 million and $8.2 million were recorded in noninterest income for the quarter and nine months ended September 30, 2016, respectively. There were $1.2 million and $2.7 million of transaction fees recorded for the quarter and nine months ended September 30, 2015, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Gross notional amount outstanding	$1,462,702	$853,385
Derivative asset fair value	29,835	11,446
Derivative liability fair value	(29,835)	(11,446)
Fair value of derivative (1)	30,451	11,939

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2016 and December 31, 2015. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2016 and December 31, 2015, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2016 and December 31, 2015.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$44,928	$45,070	$16,233	$21,039
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	44,928	45,070	16,233	21,039
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(15,245)	(15,245)	(4,791)	(4,791)
Cash collateral pledged	—	(29,825)	—	(16,248)
Net credit exposure	$29,683	$—	$11,442	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2016 and December 31, 2015, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2016 and December 31, 2015 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,462,813	$1,303,056
Commercial real estate	439,518	366,250
Home equity	387,194	352,114
Other commitments (1)	215,226	203,121
Total commitments to extend credit	$2,504,751	$2,224,541

Letters of credit	$107,461	$100,610
Recourse on assets sold:
Unpaid principal balance of loans sold	$187,891	$196,389
Carrying value of recourse obligation (2)	125	87

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2016 and 2015.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,707	$—	$—	$2,530	$—	$—
Mutual funds	16,644	—	—	14,364	—	—
Total trading securities	18,351	—	—	16,894	—	—
Securities available-for-sale:
U.S. treasury securities	43,797	—	—	16,980	—	—
U.S. agency securities	—	192,931	—	—	86,643	—
CMOs	—	1,081,259	—	—	687,185	—
MBSs	—	324,484	—	—	153,530	—
Municipal securities	—	286,713	—	—	327,570	—
CDOs	—	—	31,899	—	—	31,529
Equity securities	—	2,947	—	—	3,199	—
Total securities available-for-sale	43,797	1,888,334	31,899	16,980	1,258,127	31,529
Mortgage servicing rights ("MSRs") (1)	—	—	5,076	—	—	1,853
Derivative assets (1)	—	44,928	—	—	16,233	—
Liabilities:
Derivative liabilities (2)	$—	$45,070	$—	$—	$21,039	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted-average of the Issuers used by the Company as of September 30, 2016 and December 31, 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	September 30, 2016			December 31, 2015
Probability of prepayment	1.8%	-	15.0%	1.8%	-	15.1%
Probability of default	17.4%	-	49.0%	19.1%	-	32.6%
Loss given default	93.1%	-	98.5%	93.8%	-	97.1%
Probability of deferral cure	17.3%	-	100.0%	15.2%	-	63.1%
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
A rollforward of the carrying value of CDOs for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$30,431	$32,004	$31,529	$33,774
Change in other comprehensive income (1)	1,794	(62)	764	(1,560)
Paydowns	(326)	(72)	(394)	(344)
Ending balance	$31,899	$31,870	$31,899	$31,870

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

MSRs
The Company services loans for others totaling $630.7 million as of September 30, 2016 and $242.9 million as of December 31, 2015. As of September 30, 2016, loans serviced for others includes approximately $318.5 million of loans, the servicing of which transitioned from NI Bancshares to the Company as a result of the acquisition. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. Additional information regarding the NI Bancshares transaction is presented in Note 3, "Acquisitions."
The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2016			December 31, 2015
Prepayment speed	10.2%	-	29.2%	10.1%	-	20.9%
Maturity (months)	12	-	80	6	-	86
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$4,938	$1,820	$1,853	$1,728
Additions from acquisition	—	—	3,092	—
New MSRs	581	60	928	303
(Losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	(205)	(12)	(377)	(51)
Other changes in fair value (2)	(238)	(70)	(420)	(182)
Ending balance	$5,076	$1,798	$5,076	$1,798
Contractual servicing fees earned (1)	$373	$136	$922	$404

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2016 and 2015.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$10,156	$—	$—	$10,519
OREO (2)	—	—	4,090	—	—	8,581
Loans held-for-sale (3)	—	—	29,645	—	—	14,444
Assets held-for-sale (4)	—	—	4,967	—	—	7,428

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of September 30, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2015, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a commercial real estate loan.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2016 and December 31, 2015 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$139,538	$139,538	$114,587	$114,587
Interest-bearing deposits in other banks	2	362,153	362,153	266,615	266,615
Securities held-to-maturity	2	20,337	18,110	23,152	20,054
FHLB and FRB stock	2	53,506	53,506	39,306	39,306
Loans	3	8,091,306	7,997,227	7,091,988	6,959,024
Investment in BOLI	3	219,064	219,064	209,601	209,601
Accrued interest receivable	3	33,931	33,931	27,847	27,847
Other interest-earning assets	3	1,056	1,056	1,982	1,982
Liabilities:
Deposits	2	$9,106,104	$9,104,564	$8,097,738	$8,093,640
Borrowed funds	2	639,539	639,539	165,096	165,096
Senior and subordinated debt	1	309,444	317,948	201,208	205,726
Accrued interest payable	2	4,856	4,856	2,175	2,175
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 110 banking locations. Our principal subsidiary is First Midwest Bank, which provides a broad range of banking, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2016 and 2015 and Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Form 10-Q, as well as in our 2015 Annual Report on Form 10-K ("2015 10-K"). The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of future results.
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
As of March 31, 2016, both the Company and the Bank exceeded $10.0 billion in total assets. As of September 30, 2016, the Company and the Bank each had total assets of approximately $11.6 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2015 10-K.

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
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS") and the efficiency ratio, excluding certain significant transactions, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, excluding certain significant transactions.
The Company presents earnings per share, excluding certain significant transactions, and the efficiency ratio, both of which exclude acquisition and integration related expenses and the net gain on the sale-leaseback transaction. Management believes excluding these significant transactions from earnings per share and the efficiency ratio are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings Per Share
Net income	$28,402	$23,284	$71,631	$65,740
Net income applicable to non-vested restricted shares	(324)	(226)	(826)	(703)
Net income applicable to common shares	28,078	23,058	70,805	65,037
Net gain on sale-leaseback transaction	(5,509)	—	(5,509)	—
Tax effect of gain on sale-leaseback transaction	2,204	—	2,204	—
Acquisition and integration related expenses	1,172	—	6,810	—
Tax effect of acquisition and integration related expenses	(469)	—	(2,724)	—
Net income applicable to common shares, excluding certain significant transactions (1)	$25,476	$23,058	$71,586	$65,037
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	80,396	77,106	79,589	77,038
Dilutive effect of common stock equivalents	13	13	13	13
Weighted-average diluted common shares outstanding	80,409	77,119	79,602	77,051
Basic EPS	$0.35	$0.30	$0.89	$0.84
Diluted EPS	$0.35	$0.30	$0.89	$0.84
Diluted EPS, excluding certain significant transactions (1)	$0.32	$0.30	$0.90	$0.84
Tax-Equivalent Net Interest Income
Net interest income	$90,972	$77,902	$261,667	$233,586
Tax-equivalent adjustment	2,079	2,609	6,579	8,185
Tax-equivalent net interest income (2)	$93,051	$80,511	$268,246	$241,771
Efficiency Ratio Calculation
Noninterest expense	$82,888	$74,365	$246,831	$220,473
Less:
Net other real estate owned ("OREO") expense	(313)	(1,290)	(2,099)	(4,355)
Acquisition and integration related expenses	(1,172)	—	(6,810)	—
Total	$81,403	$73,075	$237,922	$216,118
Tax-equivalent net interest income (2)	$93,051	$80,511	$268,246	$241,771
Fee-based revenues	38,466	33,118	107,994	93,332
Add:
Other income, excluding BOLI income	762	446	2,325	1,957
BOLI income	929	926	2,676	3,263
Tax-equivalent adjustment of BOLI income	619	617	1,784	2,175
Total	$133,827	$115,618	$383,025	$342,498
Efficiency ratio	60.83%	63.20%	62.12%	63.10%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$28,078	$23,058	$70,805	$65,037
Intangibles amortization	1,245	973	3,475	2,949
Tax effect of intangibles amortization	(498)	(389)	(1,390)	(1,180)
Net income applicable to common shares, excluding intangibles amortization	28,825	23,642	72,890	66,806
Net gain on sale-leaseback transaction	(5,509)	—	(5,509)	—
Tax effect of gain on sale-leaseback transaction	2,204	—	2,204	—
Acquisition and integration related expenses	1,172	—	6,810	—
Tax effect of acquisition and integration related expenses	(469)	—	(2,724)	—
Net income applicable to common shares, excluding intangibles amortization and certain significant transactions (1)	$26,223	$23,642	$73,671	$66,806
Average stockholders' common equity	$1,261,702	$1,134,967	1,225,396	$1,124,493
Less: average intangible assets	(369,281)	(331,720)	(361,697)	(332,692)
Average tangible common equity	$892,421	$803,247	$863,699	$791,801
Return on average common equity (3)	8.85%	8.06%	7.72%	7.73%
Return on average tangible common equity (3)	12.85%	11.68%	11.27%	11.28%
Return on average tangible common equity, excluding certain significant transactions (1) (3)	11.69%	11.68%	11.39%	11.28%
Return on Average Assets
Net income	$28,402	$23,284	$71,631	$65,740
Net gain on sale-leaseback transaction	(5,509)	—	(5,509)	—
Tax effect of gain on sale-leaseback transaction	2,204	—	2,204	—
Acquisition and integration related expenses	1,172	—	6,810	—
Tax effect of acquisition and integration related expenses	(469)	—	(2,724)	—
Net income, excluding certain significant transactions (1)	$25,800	$23,284	$72,412	$65,740
Average assets	$11,322,325	$9,875,632	$10,784,532	$9,661,483
Return on average assets (3)	1.00%	0.94%	0.89%	0.91%
Return on average assets, excluding certain significant transactions (1) (3)	0.91%	0.94%	0.90%	0.91%

	As of
	September 30, 2016	December 31, 2015
Tangible Common Equity
Stockholders' equity	$1,269,264	$1,146,268
Less: goodwill and other intangible assets	(367,961)	(339,277)
Tangible common equity	901,303	806,991
Less: accumulated other comprehensive income ("AOCI")	13,402	28,389
Tangible common equity, excluding AOCI	$914,705	$835,380
Total assets	$11,578,197	$9,732,676
Less: goodwill and other intangible assets	(367,961)	(339,277)
Tangible assets	$11,210,236	$9,393,399
Risk-weighted assets	$9,867,406	$8,687,864
Tangible common equity to tangible assets	8.04%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.16%	8.89%
Tangible common equity to risk-weighted assets	9.13%	9.29%

(1)	Certain significant transactions include the net gain on sale-leaseback transaction and acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	Presented on a tax-equivalent basis, which reflects federal and state tax benefits.

(3)	Annualized based on the actual number of days for each period presented.

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
PERFORMANCE OVERVIEW
Sale-Leaseback Transaction
On September 27, 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to Oak Street Real Estate Capital, LLC ("Oak Street") for an aggregate cash purchase price of $150.3 million, 55 properties owned and operated by the Bank as branches. Upon the sale of the branches to Oak Street, the Bank concurrently entered into triple net lease agreements with certain affiliates of Oak Street for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings with the remaining $82.5 million to be accreted into income on a straight-line basis over the initial terms of the leases. The Company expects the investment of proceeds and the gain from the sale of the branches, net of occupancy expenses associated with the branches, will be modestly accretive to the Company's earnings over the initial term of the lease agreements.
Issuance of Subordinated Notes
On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. Interest on the notes is payable semiannually on March 29 and September 29, beginning on March 29, 2017. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company expects to use the net proceeds to repay at maturity the entire $115.0 million aggregate principal amount outstanding of its 5.875% senior notes due November 22, 2016, plus accrued interest, and for other general corporate purposes.
Pending Acquisition
Standard Bancshares, Inc.
On June 28, 2016, the Company entered into a definitive agreement to acquire Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. With the acquisition, the Company would acquire 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana. As of June 30, 2016, Standard had total assets of approximately $2.5 billion with $2.2 billion in deposits, of which over 90% were core deposits, and $1.8 billion in loans, of which 80% were commercial-related. The merger agreement provides for a fixed exchange ratio of 0.4350 shares of First Midwest common stock for each share of Standard common stock. As of the date of announcement, the overall transaction was valued at approximately $365 million, including Standard's common stock, stock options, phantom stock, and stock settled rights. The acquisition is expected to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions, as well as the approval of the Company's and Standard's shareholders.
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

Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Results
Interest income	$97,906	$84,292	$282,004	$251,317
Interest expense	6,934	6,390	20,337	17,731
Net interest income	90,972	77,902	261,667	233,586
Provision for loan losses	9,998	4,100	25,676	16,652
Noninterest income	45,853	35,014	119,601	100,103
Noninterest expense	82,888	74,365	246,831	220,473
Income before income tax expense	43,939	34,451	108,761	96,564
Income tax expense	15,537	11,167	37,130	30,824
Net income	$28,402	$23,284	$71,631	$65,740
Weighted-average diluted common shares outstanding	80,409	77,119	79,602	77,051
Diluted earnings per common share	$0.35	$0.30	$0.89	$0.84
Diluted earnings per common share, excluding certain significant transactions (1)(2)	$0.32	$0.30	$0.90	$0.84
Performance Ratios
Return on average common equity (3)	8.85%	8.06%	7.72%	7.73%
Return on average tangible common equity (2) (3)	12.85%	11.68%	11.27%	11.28%
Return on average tangible common equity, excluding certain significant transactions (1) (2) (3)	11.69%	11.68%	11.39%	11.28%
Return on average assets (2) (3)	1.00%	0.94%	0.89%	0.91%
Return on average assets, excluding certain significant transactions (1) (2) (3)	0.91%	0.93%	0.90%	0.90%
Tax-equivalent net interest margin (2)(3)(4)	3.60%	3.58%	3.66%	3.70%
Efficiency ratio (2)	60.83%	63.20%	62.12%	63.10%

(1)	Certain significant transactions include the net gain on sale-leaseback transaction and acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	These ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	All ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of			September 30, 2016 Change From
	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Balance Sheet Highlights
Total assets	$11,578,197	$9,732,676	$9,935,046	$1,845,521	$1,643,151
Total loans	8,171,782	7,161,715	6,925,699	1,010,067	1,246,083
Total deposits	9,106,104	8,097,738	8,296,450	1,008,366	809,654
Core deposits	7,872,364	6,944,272	7,137,064	928,092	735,300
Loans to deposits	89.7%	88.4%	83.5%
Core deposits to total deposits	86.5%	85.8%	86.0%

Asset Quality Highlights (1)
Non-accrual loans	$43,797	$28,875	$32,308	$14,922	$11,489
90 days or more past due loans, still accruing interest	4,318	2,883	4,559	1,435	(241)
Total non-performing loans	48,115	31,758	36,867	16,357	11,248
Accruing troubled debt restructurings ("TDRs")	2,368	2,743	2,771	(375)	(403)
OREO	27,986	27,349	31,129	637	(3,143)
Total non-performing assets	$78,469	$61,850	$70,767	$16,619	$7,702
30-89 days past due loans	$25,849	$16,329	$28,629	$9,520	$(2,780)
Non-performing assets to loans plus OREO	0.96%	0.86%	1.02%
Allowance for Credit Losses
Allowance for credit losses	$86,308	$74,855	$73,725	$11,453	$12,583
Allowance for credit losses to total loans (2)	1.06%	1.05%	1.06%
Allowance for credit losses to non-accrual loans (1)	194.11%	253.57%	215.45%

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

Net income for the third quarter and first nine months of 2016 were $28.4 million, or $0.35 per share, and $71.6 million, or $0.89 per share, respectively. Performance for the third quarter and first nine months of 2016 were impacted by certain significant transactions, which include acquisition and integration related pre-tax expenses of $1.2 million and $6.8 million, respectively, and the pre-tax net gain of $5.5 million on the sale-leaseback transaction, which was realized during the third quarter of 2016. Excluding these transactions, earnings per share was $0.32 for the third quarter of 2016 compared to $0.30 for the third quarter of 2015 and $0.90 for the first nine months of 2016 compared to $0.84 for the same period in 2015. The increase in net income and earnings per share, excluding certain significant transactions, reflects the benefit of acquisitions completed in the fourth quarter of 2015 and first quarter of 2016, loan growth, growth in fee-based revenues, and controlled expenses. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $8.2 billion grew by $1.0 billion, or 14.1%, from December 31, 2015. This growth was driven by strong sales production from the corporate and consumer lending teams and the acquisition of NI Bancshares, which represents $299.7 million of loans at September 30, 2016.
Non-performing assets to loans plus OREO, excluding covered loans and covered OREO, was 0.96% at September 30, 2016, compared to 0.86% at December 31, 2015 and down from 1.02% at September 30, 2015. See the "Loan Portfolio and Credit Quality" section below for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2016 and 2015, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2016 and 2015.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$282,101	$472	0.67	$820,318	$645	0.31	$(900)	$727	$(173)
Securities (1)	1,896,195	10,752	2.27	1,194,711	9,559	3.20	1,444	(251)	1,193
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	51,451	261	2.03	38,748	369	3.81	256	(364)	(108)
Loans (1)(2)(3)	8,067,900	88,500	4.36	6,887,611	76,328	4.40	12,261	(89)	12,172
Total interest-earning assets (1)(2)	10,297,647	99,985	3.87	8,941,388	86,901	3.86	13,061	23	13,084
Cash and due from banks	150,467			132,504
Allowance for loan losses	(84,088)			(73,928)
Other assets	958,299			875,668
Total assets	$11,322,325			$9,875,632
Liabilities and Stockholders' Equity
Savings deposits	$1,655,604	298	0.07	$1,471,003	269	0.07	29	—	29
NOW accounts	1,754,330	338	0.08	1,405,371	172	0.05	50	116	166
Money market deposits	1,680,886	450	0.11	1,589,582	490	0.12	31	(71)	(40)
Time deposits	1,248,425	1,434	0.46	1,173,127	1,398	0.47	81	(45)	36
Borrowed funds	605,177	1,782	1.17	168,807	928	2.18	1,041	(187)	854
Senior and subordinated debt	166,101	2,632	6.30	201,083	3,133	6.18	(555)	54	(501)
Total interest-bearing liabilities	7,110,523	6,934	0.39	6,008,973	6,390	0.42	677	(133)	544
Demand deposits	2,806,851			2,601,442
Total funding sources	9,917,374			8,610,415
Other liabilities	143,249			130,250
Stockholders' equity - common	1,261,702			1,134,967
Total liabilities and stockholders' equity	$11,322,325			$9,875,632
Tax-equivalent net interest income/margin (1)		93,051	3.60		80,511	3.58	$12,384	$156	$12,540
Tax-equivalent adjustment		(2,079)			(2,609)
Net interest income (GAAP)		$90,972			$77,902

(1)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, including covered loans, which totaled $44.3 million as of September 30, 2016 and $33.6 million as of September 30, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$274,923	$1,240	0.60	$671,794	$1,559	0.31	$(1,790)	$1,471	$(319)
Securities (1)	1,705,180	31,386	2.45	1,196,695	29,762	3.32	4,116	(2,492)	1,624
FHLB and FRB stock	44,620	620	1.85	38,442	1,094	3.79	217	(691)	(474)
Loans (1)(2)(3)	7,767,015	255,337	4.39	6,815,136	227,087	4.46	31,304	(3,054)	28,250
Total interest-earning assets (1)(2)	9,791,738	288,583	3.94	8,722,067	259,502	3.98	33,847	(4,766)	29,081
Cash and due from banks	146,158			130,166
Allowance for loan losses	(80,116)			(73,761)
Other assets	926,752			883,011
Total assets	$10,784,532			$9,661,483
Liabilities and Stockholders' Equity
Savings deposits	$1,628,879	873	0.07	$1,456,160	799	0.07	74	—	74
NOW accounts	1,606,765	783	0.07	1,383,604	506	0.05	158	119	277
Money market deposits	1,645,237	1,369	0.11	1,556,436	1,449	0.12	156	(236)	(80)
Time deposits	1,236,571	4,362	0.47	1,218,344	4,502	0.49	142	(282)	(140)
Borrowed funds	457,133	4,597	1.34	145,611	1,064	0.98	3,193	340	3,533
Senior and subordinated debt	176,691	8,353	6.32	200,998	9,411	6.26	(1,117)	59	(1,058)
Total interest-bearing liabilities	6,751,276	20,337	0.40	5,961,153	17,731	0.40	2,606	—	2,606
Demand deposits	2,681,021			2,451,597
Total funding sources	9,432,297			8,412,750
Other liabilities	126,839			124,240
Stockholders' equity - common	1,225,396			1,124,493
Total liabilities and stockholders' equity	$10,784,532			$9,661,483
Tax-equivalent net interest income/margin (1)		268,246	3.66		241,771	3.70	$31,241	$(4,766)	$26,475
Tax-equivalent adjustment		(6,579)			(8,185)
Net interest income (GAAP)		$261,667			$233,586

(1)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, including covered loans, which totaled $44.3 million as of September 30, 2016 and $33.6 million as of September 30, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Note 1 and Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Total average interest-earning assets for the third quarter and first nine months of 2016 increased by $1.4 billion and $1.1 billion, respectively, compared to the same periods in 2015. The increase compared to both prior periods presented was driven primarily by organic loan growth and security purchases, as well as $528.8 million of interest-earning assets acquired in the NI Bancshares transaction late in the first quarter of 2016, and $96.2 million of interest-earning assets acquired in the Peoples transaction late in the fourth quarter of 2015.
For the third quarter and first nine months of 2016, total average funding sources increased by $1.3 billion and $1.0 billion, respectively, compared to the same periods in 2015. Compared to both prior periods, the increase resulted primarily from deposits acquired in the NI Bancshares and Peoples transactions and the addition of $515.1 million of FHLB advances during the first nine months of 2016.

Tax-equivalent net interest margin for the third quarter and first nine months of 2016 was 3.60% and 3.66%, respectively, increasing 2 basis points from the third quarter of 2015 and decreasing 4 basis points from the first nine months of 2015. Compared to the third quarter of 2015, the increase in tax-equivalent net interest margin was driven by higher accretion on acquired loans and the maturity of $38.5 million of subordinated notes early in the second quarter of 2016, which were partially offset by the continued shift in the loan mix to floating rate loans. The decrease in net interest margin compared to the first nine months of 2015 was due primarily to the continued shift in the loan mix to floating rate loans and lower covered loan income, partially offset by the reinvestment of other interest-earning assets into higher yielding securities and loans.
Net interest income increased by 16.8% and 12.0% from the third quarter and first nine months of 2015, respectively. Compared to both prior periods, the increase in net interest income was driven primarily by organic loan growth and the acquisition of interest-earning assets from the NI Bancshares and Peoples transactions.
Acquired loan accretion contributed $3.8 million and $9.1 million to net interest income for the third quarter and first nine months of 2016, respectively, and $1.8 million and $7.7 million for the same periods in 2015.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Service charges on deposit accounts	$10,708	$10,519	1.8	$30,350	$29,676	2.3
Wealth management fees	8,495	7,222	17.6	24,696	21,669	14.0
Card-based fees (1)	7,332	6,868	6.8	21,642	20,223	7.0
Merchant servicing fees (2)	3,319	3,207	3.5	9,517	8,810	8.0
Mortgage banking income	3,394	1,402	142.1	6,625	3,964	67.1
Other service charges, commissions, and fees	5,218	3,900	33.8	15,164	8,990	68.7
Total fee-based revenues	38,466	33,118	16.1	107,994	93,332	15.7
Net gain on sale-leaseback transaction	5,509	—	100.0	5,509	—	100.0
Net securities gains (3)	187	524	(64.3)	1,097	1,551	(29.3)
Other income (4)	1,691	1,372	23.3	5,001	5,220	(4.2)
Total noninterest income	$45,853	$35,014	31.0	$119,601	$100,103	19.5

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

(3)	For a discussion of this item, see the section of this Item 2 titled "Investment Portfolio Management."

(4)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total noninterest income increased by 31.0% and 19.5% from the third quarter and first nine months of 2015, respectively. Total fee-based revenues for the third quarter and first nine months of 2016 grew by 16.1% and 15.7%, respectively, from the same periods in 2015, reflecting growth across all categories.
Compared to the third quarter and first nine months of 2015, approximately half and one third, respectively, of the increases in fee-based revenues for each period were driven by services provided to customers acquired in the NI Bancshares and Peoples transactions. In addition, card-based fees increased as a result of higher transaction volumes and other service charges, commissions, and fees grew due to sales of capital market products to commercial clients. Gains realized on the sale of equipment financing contracts originated by First Midwest Equipment Finance also contributed to the increase compared to the first nine months of 2015.

Mortgage banking income resulted from sales of $107.3 million and $198.0 million of 1-4 family mortgage loans in the secondary market during the third quarter and first nine months of 2016 compared to $42.2 million and $128.6 million for the same periods in 2015.
During the third quarter of 2016, the Company completed a sale-leaseback transaction of 55 branches that resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized and the remaining $82.5 million was deferred and will be accreted against lease expense over the initial terms of the leases.
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Salaries and employee benefits:
Salaries and wages	$37,872	$33,554	12.9	$112,084	$99,444	12.7
Retirement and other employee benefits	8,500	7,807	8.9	25,149	22,927	9.7
Total salaries and employee benefits	46,372	41,361	12.1	137,233	122,371	12.1
Net occupancy and equipment expense	10,755	9,406	14.3	30,380	29,464	3.1
Professional services	6,772	6,172	9.7	17,984	16,603	8.3
Technology and related costs	3,881	3,673	5.7	11,251	10,887	3.3
Merchant card expense (1)(2)	2,857	2,722	5.0	8,179	7,391	10.7
Advertising and promotions (1)	1,941	1,828	6.2	5,457	5,395	1.1
Cardholder expenses (1)	1,515	1,354	11.9	4,386	3,914	12.1
Net OREO expense	313	1,290	(75.7)	2,099	4,355	(51.8)
Other expenses (1)	7,310	6,559	11.4	23,052	20,093	14.7
Acquisition and integration related expenses	1,172	—	100.0	6,810	—	100.0
Total noninterest expense	$82,888	$74,365	11.5	$246,831	$220,473	12.0
Efficiency ratio (3)	61%	63%		62%	63%

(1)	These line items are included in other expense in the Condensed Consolidated Statements of Income.

(2)	The related merchant servicing fees are included in noninterest income for each period presented.

(3)	The efficiency ratio is a non-GAAP metric. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
The efficiency ratio improved to 61% and 62% for the third quarter and first nine months of 2016, respectively, from 63% for both of the same periods in 2015. Excluding acquisition and integration related expenses, total noninterest expense increased by 9.9% and 8.9% compared to the third quarter and first nine months of 2015, respectively. Operating costs associated with the NI Bancshares and Peoples transactions accounted for slightly more than half of the increase from both periods. In addition, compensation costs associated with merit increases and investments in additional talent and systems to support organizational growth contributed to the rise compared to both prior periods.
Net OREO expense decreased compared to both prior periods due to reduced valuation adjustments and lower operating expenses. Compared to the first nine months of 2015, these reductions were partially offset by net losses on sales of OREO properties realized during the first nine months of 2016, compared to net gains on sales of OREO properties realized during the same periods in 2015.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2016 and 2015 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income tax expense	$43,939	$34,451	$108,761	$96,564
Income tax expense:
Federal income tax expense	$12,665	$9,036	$30,498	$24,956
State income tax expense	2,872	2,131	6,632	5,868
Total income tax expense	$15,537	$11,167	$37,130	$30,824
Effective income tax rate	35.4%	32.4%	34.1%	31.9%
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
The increase in total income tax expense and effective tax rate for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015 resulted primarily from higher levels of income subject to tax at statutory rates and an increase in the state effective tax rate.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2016				As of December 31, 2015
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$43,593	$204	$43,797	2.2	$17,000	$(20)	$16,980	1.3
U.S. agency securities	190,821	2,110	192,931	9.8	86,461	182	86,643	6.6
Collateralized mortgage obligations ("CMOs")	1,074,736	6,523	1,081,259	55.1	695,198	(8,013)	687,185	52.6
Other mortgage-backed securities ("MBSs")	319,964	4,520	324,484	16.5	152,481	1,049	153,530	11.8
Municipal securities	280,884	5,829	286,713	14.6	321,437	6,133	327,570	25.1
Trust-preferred collateralized debt obligations ("CDOs")	47,893	(15,994)	31,899	1.6	48,287	(16,758)	31,529	2.4
Equity securities	3,075	(128)	2,947	0.2	3,282	(83)	3,199	0.2
Total securities available-for-sale	$1,960,966	$3,064	$1,964,030	100.0	$1,324,146	$(17,510)	$1,306,636	100.0
Securities Held-to-Maturity
Municipal securities	$20,337	$(2,227)	$18,110		$23,152	$(3,098)	$20,054
Portfolio Composition
As of September 30, 2016, our securities available-for-sale portfolio totaled $2.0 billion, rising $657.4 million, or 50.3%, from December 31, 2015. The increase from December 31, 2015 reflects securities purchases of $824.9 million, consisting primarily of CMOs and MBSs, and $125.8 million in securities acquired in the NI Bancshares transaction, which were partially offset by sales of $41.7 million and maturities, calls, and prepayments of $263.2 million. For additional detail regarding sales of securities see the "Securities Gains and Losses" section below.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $31.9 million and miscellaneous other securities with a fair value of $2.9 million.
Investments in municipal securities comprised $286.7 million, or 14.6%, of the total securities available-for-sale portfolio at September 30, 2016. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of September 30, 2016			As of December 31, 2015
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.69%	1.72	1.02%	2.30%	2.38	1.16%
U.S. agency securities	2.79%	3.96	1.58%	2.78%	3.79	1.78%
CMOs	3.23%	4.27	1.93%	3.61%	3.99	1.94%
MBSs	3.22%	5.02	2.18%	3.48%	4.42	2.60%
Municipal securities	3.85%	2.21	3.97%	3.08%	3.02	4.80%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.24%	4.00	2.22%	3.39%	3.76	2.72%
Securities Held-to-Maturity
Municipal securities	5.56%	7.41	4.02%	5.66%	7.86	4.44%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio were 4.00 years and 3.24%, respectively, as of September 30, 2016 compared to 3.76 years and 3.39% as of December 31, 2015. The increase in average life resulted from purchases of $824.9 million in securities during the first nine months of 2016. The securities purchases were primarily in lower-duration CMOs and MBS relative to their average lives, which drove the decrease in effective duration.
Realized Gains and Losses
Net securities gains for the third quarter and first nine months of 2016 were $187,000 and $1.1 million, respectively, on securities with carrying values of $2.6 million and $41.7 million for the same periods. No impairment charges were recognized during the third quarter and first nine months of 2016.
Net securities gains for the third quarter and first nine months of 2015 were $524,000 and $1.6 million, respectively, on securities with carrying values of $9.4 million and $55.7 million for the same periods. No impairment charges were recognized during the third quarter and first nine months of 2015.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market rates resulted in a shift from a $17.5 million net unrealized loss position as of December 31, 2015 to a $3.1 million net unrealized gain position as of September 30, 2016.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $16.0 million as of September 30, 2016 and $16.8 million as of December 31, 2015. We do not believe the unrealized losses on the CDOs as of September 30, 2016 represent other-than-temporary securities impairment related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 14 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 83.2% of total loans at September 30, 2016. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2016
	Legacy	Acquired (1)	Total	% of Total Loans	As of December 31, 2015	% of Total Loans	% Change
Commercial and industrial	$2,810,547	$38,852	$2,849,399	34.9	$2,524,726	35.3	12.9
Agricultural	387,173	22,398	409,571	5.0	387,440	5.4	5.7
Commercial real estate:
Office, retail, and industrial	1,466,847	70,191	1,537,038	18.8	1,395,454	19.5	10.1
Multi-family	594,729	30,576	625,305	7.7	528,324	7.4	18.4
Construction	398,383	3,474	401,857	4.9	216,882	3.0	85.3
Other commercial real estate	900,773	70,082	970,855	11.9	931,190	13.0	4.3
Total commercial real estate	3,360,732	174,323	3,535,055	43.3	3,071,850	42.9	15.1
Total corporate loans	6,558,452	235,573	6,794,025	83.2	5,984,016	83.6	13.5
Home equity	720,566	12,694	733,260	9.0	653,468	9.1	12.2
1-4 family mortgages	371,548	16,597	388,145	4.7	355,854	5.0	9.1
Installment	197,234	34,796	232,030	2.8	137,602	1.9	68.6
Total consumer loans	1,289,348	64,087	1,353,435	16.5	1,146,924	16.0	18.0
Covered loans	24,322	—	24,322	0.3	30,775	0.4	(21.0)
Total loans	$7,872,122	$299,660	$8,171,782	100.0	$7,161,715	100.0	14.1

(1)	Amounts represent loans acquired in the NI Bancshares transaction, which was completed late in the first quarter of 2016.
Total loans increased by 14.1% from December 31, 2015. Excluding loans acquired in the NI Bancshares transaction that totaled $299.7 million as of September 30, 2016, total loans grew by 9.9% from December 31, 2015, driven primarily by strong sales production of the corporate and consumer lending teams. Overall, the mix of loans remained consistent with the prior period presented.
Growth in corporate loans reflects the strong sales performance across diversified commercial real estate categories, as well as broad-based increases within our middle market and sector-based lending business units. The rise in construction loans compared to December 31, 2015 was driven mainly by select commercial projects for which permanent financing is expected upon their completion. Growth in consumer loans reflects the continued expansion of mortgage and installment loans, as well as the addition of shorter-duration, floating rate home equity loans. Sales of 1-4 family mortgages on the secondary market during the first nine months of 2016 offset organic growth.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.9% of total loans and totaled $3.3 billion at September 30, 2016, an increase of $346.8 million, or 11.9%, from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $61.3 million to the increase. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of September 30, 2016 and December 31, 2015.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2016	% of Total	As of December 31, 2015	% of Total
Office, retail, and industrial:
Office	$567,922	16.1	$479,374	15.6
Retail	425,854	12.0	434,241	14.1
Industrial	543,262	15.5	481,839	15.7
Total office, retail, and industrial	1,537,038	43.6	1,395,454	45.4
Multi-family	625,305	17.7	528,324	17.2
Construction	401,857	11.4	216,882	7.1
Other commercial real estate:
Multi-use properties	216,527	6.1	202,225	6.6
Rental properties	163,756	4.6	131,374	4.3
Warehouses and storage	135,973	3.8	137,223	4.5
Restaurants	64,864	1.8	78,017	2.5
Recreational	58,102	1.6	57,967	1.9
Service stations and truck stops	57,618	1.6	78,459	2.6
Automobile dealers	54,586	1.5	50,580	1.6
Hotels	40,997	1.2	46,889	1.5
Religious	38,577	1.1	38,307	1.2
Other	139,855	4.0	110,149	3.6
Total other commercial real estate	970,855	27.3	931,190	30.3
Total commercial real estate	$3,535,055	100.0	$3,071,850	100.0
Commercial real estate loans represent 43.3% of total loans and totaled $3.5 billion at September 30, 2016, increasing by $463.2 million, or 15.1%, from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $174.3 million to the increase.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner occupied and investor categories and are diverse in terms of type and geographic location, generally within the Company's markets. Approximately 30% of the commercial real estate portfolio is owner occupied as of September 30, 2016. Using outstanding loan balances non-owner occupied commercial real estate loans to total capital was 204% and construction loans to total capital was 28% as of September 30, 2016. Non-owner occupied commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate not secured by real estate loans.
Consumer Loans
Consumer loans represent 16.5% of total loans, and totaled $1.4 billion at September 30, 2016, an increase of $206.5 million, or 18.0% from December 31, 2015. Loans acquired in the NI Bancshares transaction during the first quarter of 2016 contributed $64.1 million to the increase. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of September 30, 2016
Commercial and industrial	$2,849,399	$2,824,346	$8,790	$2,154	$286	$13,823
Agricultural	409,571	406,947	2,440	—	—	184
Commercial real estate:
Office, retail, and industrial	1,537,038	1,515,353	3,776	82	157	17,670
Multi-family	625,305	622,626	1,321	454	588	316
Construction	401,857	400,803	767	—	—	287
Other commercial real estate	970,855	963,188	3,050	932	324	3,361
Total commercial real estate	3,535,055	3,501,970	8,914	1,468	1,069	21,634
Total corporate loans	6,794,025	6,733,263	20,144	3,622	1,355	35,641
Home equity	733,260	725,614	2,384	165	181	4,916
1-4 family mortgages	388,145	382,370	1,468	235	832	3,240
Installment	232,030	229,881	1,853	296	—	—
Total consumer loans	1,353,435	1,337,865	5,705	696	1,013	8,156
Covered loans	24,322	23,539	291	—	—	492
Total loans	$8,171,782	$8,094,667	$26,140	$4,318	$2,368	$44,289
As of December 31, 2015
Commercial and industrial	$2,524,726	$2,513,648	$4,340	$857	$294	$5,587
Agricultural	387,440	387,085	—	—	—	355
Commercial real estate:
Office, retail, and industrial	1,395,454	1,385,764	2,647	4	164	6,875
Multi-family	528,324	525,841	541	548	598	796
Construction	216,882	215,977	—	—	—	905
Other commercial real estate	931,190	921,235	3,343	661	340	5,611
Total commercial real estate	3,071,850	3,048,817	6,531	1,213	1,102	14,187
Total corporate loans	5,984,016	5,949,550	10,871	2,070	1,396	20,129
Home equity	653,468	644,996	2,452	216	494	5,310
1-4 family mortgages	355,854	348,784	2,273	528	853	3,416
Installment	137,602	136,780	733	69	—	20
Total consumer loans	1,146,924	1,130,560	5,458	813	1,347	8,746
Covered loans	30,775	29,670	376	174	—	555
Total loans	$7,161,715	$7,109,780	$16,705	$3,057	$2,743	$29,430

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$43,797	$36,859	$31,383	$28,875	$32,308
90 days or more past due loans, still accruing interest	4,318	5,406	5,483	2,883	4,559
Total non-performing loans	48,115	42,265	36,866	31,758	36,867
Accruing TDRs	2,368	2,491	2,702	2,743	2,771
OREO	27,986	29,452	29,238	27,349	31,129
Total non-performing assets	$78,469	$74,208	$68,806	$61,850	$70,767
30-89 days past due loans	$25,849	$22,770	$29,826	$16,329	$28,629
Non-accrual loans to total loans	0.54%	0.46%	0.40%	0.40%	0.47%
Non-performing loans to total loans	0.59%	0.53%	0.47%	0.45%	0.54%
Non-performing assets to total loans plus OREO	0.96%	0.93%	0.88%	0.86%	1.02%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$492	$453	$507	$555	$1,303
90 days or more past due loans, still accruing interest	—	—	352	174	1,372
Total non-performing loans	492	453	859	729	2,675
OREO	63	538	411	433	906
Total non-performing assets	$555	$991	$1,270	$1,162	$3,581
30-89 days past due loans	$291	$610	$316	$376	$221
Total non-performing assets
Non-accrual loans	$44,289	$37,312	$31,890	$29,430	$33,611
90 days or more past due loans, still accruing interest	4,318	5,406	5,835	3,057	5,931
Total non-performing loans	48,607	42,718	37,725	32,487	39,542
Accruing TDRs	2,368	2,491	2,702	2,743	2,771
OREO	28,049	29,990	29,649	27,782	32,035
Total non-performing assets	$79,024	$75,199	$70,076	$63,012	$74,348
30-89 days past due loans	$26,140	$23,380	$30,142	$16,705	$28,850
Non-accrual loans to total loans	0.54%	0.47%	0.41%	0.41%	0.49%
Non-performing loans to total loans	0.59%	0.54%	0.48%	0.45%	0.57%
Non-performing assets to total loans plus OREO	0.96%	0.94%	0.89%	0.88%	1.07%

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

Excluding covered loans and OREO, total non-performing assets represented 0.96% of total loans and OREO at September 30, 2016, compared to 0.86% at December 31, 2015 and 1.02% at September 30, 2015.

Non-accrual loans increased by $14.9 million from December 31, 2015, due primarily to the downgrade of four corporate loan relationships to non-accrual status during the first nine months of 2016, for which management is adequately collateralized. These downgrades were partially offset by charge-offs, payments, and transfers to OREO.
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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2016		December 31, 2015		September 30, 2015
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	3	$436	5	$1,344	5	$1,360
Commercial real estate:
Office, retail, and industrial	1	157	1	164	1	166
Multi-family	3	760	3	784	3	793
Other commercial real estate	3	324	3	340	3	346
Total commercial real estate	7	1,241	7	1,288	7	1,305
Total corporate loans	10	1,677	12	2,632	12	2,665
Home equity	16	1,060	17	1,161	17	1,182
1-4 family mortgages	11	1,221	11	1,274	11	1,290
Total consumer loans	27	2,281	28	2,435	28	2,472
Total TDRs	37	$3,958	40	$5,067	40	$5,137
Accruing TDRs	19	$2,368	23	$2,743	23	$2,771
Non-accrual TDRs	18	1,590	17	2,324	17	2,366
Total TDRs	37	$3,958	40	$5,067	40	$5,137
Year-to-date charge-offs on TDRs		$409		$2,687		$2,687
Specific reserves related to TDRs		—		758		769
TDRs totaled $4.0 million at September 30, 2016, compared to $5.1 million at December 31, 2015. Accruing TDRs were $2.4 million at September 30, 2016 compared to $2.7 million at December 31, 2015. TDRs are reported as non-accrual if they are not performing in accordance with their modified terms or they have not yet exhibited sufficient performance under their modified terms.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of September 30, 2016			As of December 31, 2015
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$110,716	$80,919	$191,635	$86,263	$52,590	$138,853
Agricultural	17,735	16,168	33,903	—	5,562	5,562
Commercial real estate:
Office, retail, and industrial	38,515	35,881	74,396	32,463	35,788	68,251
Multi-family	4,001	3,770	7,771	5,742	3,970	9,712
Construction	69	12,327	12,396	4,678	9,803	14,481
Other commercial real estate	12,427	13,995	26,422	13,179	13,654	26,833
Total commercial real estate	55,012	65,973	120,985	56,062	63,215	119,277
Total corporate performing potential problem loans	$183,463	$163,060	$346,523	$142,325	$121,367	$263,692
Corporate performing potential problem loans to corporate loans	2.70%	2.40%	5.10%	2.38%	2.03%	4.41%

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $841,000 as of September 30, 2016 and $862,000 as of December 31, 2015.

Corporate performing potential problem loans were 5.1% of corporate loans at September 30, 2016, higher than 4.4% at December 31, 2015, resulting from higher commercial and industrial and agricultural loans classified as special mention and substandard. The rise in commercial and industrial loans classified as special mention and substandard was due primarily to operating pressures as a result of lower sales unique to certain unrelated borrowers within various industries. Within the agricultural portfolio, cash flows that were weakened due to lower grain commodity prices drove the increase in loans classified as special mention and substandard. Management has specific monitoring and remediation plans associated with these loans.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $28.0 million at September 30, 2016, increasing $267,000, or 1.0%, from December 31, 2015. As of September 30, 2016, total OREO includes $2.9 million acquired in the NI Bancshares transaction.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	September 30, 2016	December 31, 2015	September 30, 2015
Single-family homes	$2,828	$3,965	$3,679
Land parcels:
Raw land	1,464	1,464	2,572
Commercial lots	8,982	9,207	10,135
Single-family lots	1,110	1,719	1,100
Total land parcels	11,556	12,390	13,807
Multi-family units	48	426	574
Commercial properties	13,617	11,001	13,975
Total OREO	$28,049	$27,782	$32,035
OREO Activity
A rollforward of OREO balances for the quarters and nine months ended September 30, 2016 and 2015 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$29,990	$28,230	$27,782	$34,966
Transfers from loans	219	7,299	3,894	11,956
Acquisitions	—	—	2,863	—
Proceeds from sales	(2,217)	(3,236)	(6,069)	(13,820)
(Losses) gains on sales of OREO	(21)	(182)	(154)	1,059
OREO valuation adjustments	78	(76)	(267)	(2,126)
Ending balance	$28,049	$32,035	$28,049	$32,035
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2016.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of September 30, 2016 and December 31, 2015.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Nine months ended September 30, 2016
Beginning balance	$73,268	$1,587	$74,855
Net charge-offs	(13,714)	(284)	(13,998)
Provision for loan losses and other expense	24,443	1,008	25,451
Ending balance	$83,997	$2,311	$86,308
As of September 30, 2016
Total loans	$7,463,572	$708,210	$8,171,782
Remaining acquisition adjustment (2)	N/A	24,651	24,651
Allowance for credit losses to total loans	1.13%	0.33%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.48%	N/A
As of December 31, 2015
Total loans	$6,619,539	$542,176	$7,161,715
Remaining acquisition adjustment (2)	N/A	17,676	17,676
Allowance for credit losses to total loans	1.11%	0.29%	1.05%
Remaining acquisition adjustment to acquired loans	N/A	3.26%	N/A

N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $11.2 million and $13.4 million relating to purchased credit impaired ("PCI") and non-purchased credit impaired ("Non-PCI") loans, respectively, as of September 30, 2016, and $8.5 million and $9.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2015.

Excluding acquired loans, the allowance for credit losses to total loans was 1.13% as of September 30, 2016. The acquisition adjustment increased by $7.0 million during the first nine months of 2016, driven primarily by the NI Bancshares transaction. This was partially offset by acquired loan accretion which is included in interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 3.48%. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $101.5 million as of September 30, 2016 and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.3 million on acquired loans.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Change in allowance for credit losses
Beginning balance	$81,505	$78,375	$74,855	$73,725	$73,279
Loan charge-offs:
Commercial, industrial, and agricultural	1,760	2,026	1,898	2,361	1,948
Office, retail, and industrial	2,193	1,641	524	274	563
Multi-family	—	84	204	(20)	68
Construction	—	8	126	121	—
Other commercial real estate	509	879	1,445	201	598
Consumer	1,488	1,493	992	1,464	1,172
Covered	—	2	—	—	8
Total loan charge-offs	5,950	6,133	5,189	4,401	4,357
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	615	576	502	580	347
Office, retail, and industrial	42	8	103	7	106
Multi-family	69	1	25	7	1
Construction	9	20	15	16	114
Other commercial real estate	94	69	151	91	506
Consumer	326	329	320	330	213
Covered	—	—	—	—	7
Total recoveries of loan charge-offs	1,155	1,003	1,116	1,031	1,294
Net loan charge-offs	4,795	5,130	4,073	3,370	3,063
Provision for loan losses	9,998	8,085	7,593	4,500	4,100
(Decrease) increase in reserve for unfunded commitments (1)	(400)	175	—	—	(591)
Total provision for loan losses and other expense	9,598	8,260	7,593	4,500	3,509
Ending balance	$86,308	$81,505	$78,375	$74,855	$73,725

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Allowance for credit losses
Allowance for loan losses	$84,016	$78,711	$75,582	$71,992	$68,384
Allowance for covered loan losses	1,292	1,394	1,568	1,638	4,116
Total allowance for loan losses	85,308	80,105	77,150	73,630	72,500
Reserve for unfunded commitments	1,000	1,400	1,225	1,225	1,225
Total allowance for credit losses	$86,308	$81,505	$78,375	$74,855	$73,725
Allowance for credit losses to loans (1)	1.06%	1.02%	1.00%	1.05%	1.06%
Allowance for credit losses to non-accrual loans (2)	194.11%	217.34%	244.74%	253.57%	215.45%
Allowance for credit losses to non-performing loans (2)	176.69%	189.54%	208.34%	230.55%	188.81%
Average loans	$8,062,035	$7,878,544	$7,341,331	$7,008,197	$6,881,128
Net loan charge-offs to average loans, annualized	0.24%	0.26%	0.22%	0.19%	0.18%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $86.3 million as of September 30, 2016, an increase of $11.5 million from December 31, 2015, and represents 1.06% of total loans compared to 1.05% at December 31, 2015.
The provision for loan losses was $10.0 million for the quarter ended September 30, 2016, increasing from $4.5 million and $4.1 million for the quarters ended December 31, 2015 and September 30, 2015, respectively. The increase compared to both prior periods resulted primarily from loan growth, higher levels of charge-offs, and the impact of establishing an allowance on acquired loans.
Total net loan charge-offs to average loans for the third quarter of 2016 was 24 basis points, or $4.8 million, increasing from 19 basis points and 18 basis points for the fourth quarter of 2015 and third quarter of 2015, respectively.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2016 % Change From
	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Demand deposits	$2,806,851	$2,560,604	$2,601,442	9.6%	7.9%
Savings deposits	1,655,604	1,483,962	1,471,003	11.6%	12.5%
NOW accounts	1,754,330	1,411,425	1,405,371	24.3%	24.8%
Money market accounts	1,680,886	1,576,258	1,589,582	6.6%	5.7%
Core deposits	7,897,671	7,032,249	7,067,398	12.3%	11.7%
Time deposits	1,230,286	1,136,766	1,157,005	8.2%	6.3%
Brokered deposits	18,139	16,129	16,122	12.5%	12.5%
Total time deposits	1,248,425	1,152,895	1,173,127	8.3%	6.4%
Total deposits	9,146,096	8,185,144	8,240,525	11.7%	11.0%
Securities sold under agreements to repurchase	111,699	122,273	106,307	(8.6)%	5.1%
Federal funds purchased	—	71	—	N/M	N/M
FHLB advances	493,478	44,776	62,500	N/M	N/M
Total borrowed funds	605,177	167,120	168,807	262.1%	258.5%
Senior and subordinated debt	166,101	201,168	201,083	(17.4)%	(17.4)%
Total funding sources	$9,917,374	$8,553,432	$8,610,415	15.9%	15.2%
Average interest rate paid on borrowed funds	1.17%	2.97%	2.18%
Weighted-average maturity of FHLB advances	0.9 months	2.0 months	2.1 months
Weighted-average interest rate of FHLB advances	0.44%	0.40%	0.32%

N/M - Not meaningful.
Total average funding sources for the third quarter of 2016 increased by 15.9% compared to the fourth quarter of 2015 and 15.2% compared to the third quarter of 2015. The rise in average core deposits compared to the both prior periods resulted primarily from the full quarter impact of core deposits assumed in the Peoples and NI Bancshares transactions and organic growth. Compared to the fourth quarter of 2015, the increase in average core deposits was impacted by the seasonal increase in average municipal deposits. The addition in FHLB advances of $515.1 million during 2016 contributed to the increase in average borrowed funds compared to both prior periods presented.
On April 1, 2016, $38.5 million in 5.850% subordinated notes matured and were repaid by the Company. On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company expects to use the net proceeds to repay at maturity the entire $115.0 million aggregate principal amount outstanding of its 5.875% senior notes due November 22, 2016, plus accrued interest, and for other general corporate purposes.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of September 30, 2016		As of September 30, 2015
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$114,539	0.06	$107,443	0.07
FHLB advances	525,000	0.44	62,500	0.32
Other borrowings	—	—	—	—
Total borrowed funds	$639,539	0.37	$169,943	0.16
Average for the year-to-date period:
Securities sold under agreements to repurchase	$124,244	0.09	$117,681	0.03
FHLB advances	332,460	1.81	27,930	4.84
Other borrowings	429	3.74	—	—
Total borrowed funds	$457,133	1.34	$145,611	0.98
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,266		$142,545
FHLB advances	625,000		62,500
Other borrowings	2,400		—
Average borrowed funds totaled $457.1 million for the first nine months of 2016 increasing by $311.5 million compared to the same period in 2015. This increase was due primarily to the increase in FHLB advances of $515.1 million during the first nine months of 2016. The weighted-average rate on FHLB advances for the third quarter of 2016 was impacted by the hedging of $325.0 million of FHLB advances using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These interest rate swaps have a weighted-average interest rate of 2.19% as of September 30, 2016. The remaining $200.0 million of FHLB advances have a fixed interest rate of 0.40%. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of September 30, 2016, no amount was outstanding under the facility.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of September 30, 2016 and December 31, 2015.

The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2016
	As of		Regulatory Minimum For Well- Capitalized
	September 30, 2016	December 31, 2015		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.67%	11.02%	10.00%	7%	$64,658
Tier 1 capital to risk-weighted assets	9.77%	10.13%	8.00%	22%	$170,409
Common equity Tier 1 to risk-weighted assets	9.77%	10.13%	6.50%	50%	$314,469
Tier 1 capital to average assets	8.65%	9.09%	5.00%	73%	$396,332
Company regulatory capital ratios
Total capital to risk-weighted assets	12.25%	11.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.89%	10.28%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.38%	9.73%	N/A	N/A	N/A
Tier 1 capital to average assets	8.90%	9.40%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.04%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding AOCI, to tangible assets	8.16%	8.89%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.13%	9.29%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)	Tangible common equity ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
The Company's total capital to risk-weighted assets was 12.25% as of September 30, 2016, increasing compared to December 31, 2016 due primarily to the issuance of $150.0 million of subordinated notes during the third quarter of 2016. The decrease in the Company's other regulatory capital ratios from December 31, 2015 resulted from the addition of risk-weighted and average assets, including goodwill and other intangible assets, related to the NI Bancshares acquisition. These declines were partially offset by earnings and the $54.9 million of common stock issued as consideration for the NI Bancshares acquisition.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the third quarter of 2016. The dividend increased from $0.08 to $0.09 per common share during the first quarter of 2015.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of September 30, 2016 and December 31, 2015, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of September 30, 2016, compared to 54% and 46%, respectively, as of December 31, 2015.
As of September 30, 2016, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 85% of the total compared to 15% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 84% of fixed rate securities and 16% of floating rate interest-bearing deposits in other banks as of December 31, 2015. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $376.9 million, or 8%, of the floating rate loan portfolio as of September 30, 2016, compared to $374.5 million, or 10%, of the floating rate loan portfolio as of December 31, 2015. On the liability side of the balance sheet, 86% of deposits as of both September 30, 2016 and December 31, 2015 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2016
Dollar change	$56,698	$35,168	$24,156	$(19,967)
Percent change	16.5%	10.2%	7.0%	(5.8)%
As of December 31, 2015
Dollar change	$46,556	$28,038	$19,420	$(18,421)
Percent change	14.8%	8.9%	6.2%	(5.9)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of September 30, 2016 would increase net interest income by $35.2 million, or 10.2%, over the next twelve months compared to no change in interest rates. This same measure was $28.0 million, or 8.9%, as of December 31, 2015.
Overall, interest rate risk volatility as of September 30, 2016 increased compared to December 31, 2015, driven primarily by organic growth in floating rate loans and the issuance of fixed-rate subordinated notes. These increases were partially offset by the NI Bancshares acquisition which added term securities and fixed rate loans. While net interest income is projected to decline in a decreasing interest rate environment, we believe the risk of a significant and sustained decrease in interest rates is minimal.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for 2015. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the third quarter of 2016. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of September 30, 2016. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 – July 31, 2016	731	$18.56	—	2,487,947
August 1 – August 31, 2016	1,363	19.01	—	2,487,947
September 1 – September 30, 2016	1,971	19.68	—	2,487,947
Total	4,065	$19.25	—

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

4.1
Satisfaction and Discharge of Indenture, dated September 9, 2016, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016.

4.2
Subordinated Notes Indenture, dated September 29, 2016, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.3
First Supplemental Indenture, dated September 29, 2016, to the Subordinated Notes Indenture, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.4
Form of 5.875% Subordinated Notes due 2026 is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

10.1
Agreement of Sale and Purchase, dated September 12, 2016, by First Midwest Bank and Oak Street Real Estate Capital, LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.

10.2
Form of Absolute Lease Agreement is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.

10.3
Loan Agreement, dated as of September 27, 2016, between First Midwest Bancorp, Inc. and U.S. Bank National Association, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 11 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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
Date: November 4, 2016
* Duly authorized to sign on behalf of the registrant.