Form 10-K
period 2016-12-31
FIRST MIDWEST BANCORP INC
filed 2017-02-28
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-10967
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
One Pierce Place, Suite 1500 Itasca, Illinois 60143-1254 (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (630) 875-7463
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
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $17.56, as quoted on the NASDAQ Stock Market, was $1,377,487,826.
As of February 24, 2017, there were 102,611,121 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2017 Annual Stockholders' Meeting are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
First Midwest Bancorp, Inc.
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in the Chicago suburb of Itasca, Illinois. The Company is one of Illinois' largest independent publicly-traded bank holding companies, with assets of $11.4 billion as of December 31, 2016, and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("Common Stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI."
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a broad range of commercial, retail, treasury, and wealth management products and services, to commercial and industrial, commercial real estate, municipal, and consumer customers. The Bank operates primarily throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa, through 117 banking locations.
The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations. As of December 31, 2016, the Company and its subsidiaries employed a total of 1,882 full-time equivalent employees.
On January 6, 2017, the Company completed the acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company, adding approximately $2.6 billion of assets. The acquisition is described more fully elsewhere in this Form 10-K.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2016, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, through its predecessors, has provided banking services for over 75 years and offers a variety of financial products and services that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2016, the Bank had total assets of $11.3 billion, total loans of $8.3 billion, and total deposits of $9.0 billion.
The Bank operates the following wholly-owned subsidiaries:

•	First Midwest Equipment Finance Co. ("FMEF"), an Illinois corporation providing equipment loans and leases and commercial financing alternatives to traditional bank financing.

•	First Midwest Securities Management, LLC, a Delaware limited liability company managing investment securities.

•	Synergy Property Holdings, LLC, an Illinois limited liability company managing the majority of the Bank's other real estate owned ("OREO") properties.

•	Plank Road, LLC, an Illinois limited liability company acquired during 2016 that manages certain of the Bank's OREO properties.

•
First Midwest Holdings, Inc., a Delaware corporation managing investment securities, principally municipal obligations, and providing corporate management services to its wholly-owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities.

Catalyst Asset Holdings, LLC
Catalyst Asset Holdings, LLC ("Catalyst"), an Illinois limited liability company, manages certain non-performing assets of the Company. Catalyst has one wholly-owned subsidiary, Restoration Asset Management, LLC, an Illinois limited liability company that manages Catalyst's OREO properties.
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
FMCT, GLST II, and GLST III qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $50.7 million in trust-preferred securities held by the three trusts as of December 31, 2016 are included in Tier 1 capital of the Company for regulatory capital purposes.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.
Our Business
The Bank has been in the business of commercial and retail banking for over 75 years, attracting deposits, making loans, and providing treasury and wealth management services. The Bank operates in the most active and diverse markets in Illinois, including the metropolitan Chicago market and central and western Illinois. The Bank's other market areas include northwestern Indiana and eastern Iowa. These areas encompass urban, suburban, and rural markets, and contain a diversified mix of industry groups.
No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. The Bank does not engage in any sub-prime lending, nor does it engage in investment banking activities.
Deposit and Retail Services
The Bank offers a full range of deposit products and services, including checking, NOW, money market, and savings accounts and various types of short and long-term certificates of deposit. These products are tailored to our primary market area at competitive rates. In addition to these products, the Bank offers debit and automated teller machine ("ATM") cards, credit cards, internet and mobile banking, telephone banking, and financial education services.
Corporate and Consumer Lending
The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans, primarily to businesses and residents in the Bank's market areas. In addition to originating loans, the Bank offers capital market products to commercial customers, which include derivatives and interest rate risk mitigation products. The Bank's largest category of lending is commercial real estate, followed by commercial and industrial. For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
Commercial and Industrial and Agricultural Loans
The Bank provides commercial and industrial loans to middle market businesses generally located in the Chicago metropolitan area. Our broad range of financing products includes working capital loans and lines of credit, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. The Bank provides agricultural loans to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers.
Commercial Real Estate Loans
The Bank provides a wide array of financing products to developers, investors, other real estate professionals, and owners of various businesses, which include funding for the construction, purchase, refinance, or improvement of commercial real estate properties. The mix of properties securing the loans in the Bank's commercial real estate portfolio are balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Bank's markets.
Consumer Loans
Consumer loan products include mortgages, home equity lines and loans, personal loans, specialty loans, and auto loans. These products are generally provided to the residents who live and work within the Bank's market areas.
Treasury Management
Our treasury management products and services provide commercial customers the ability to manage cash flow. These products include receivable services such as Automated Clearing House ("ACH") collections, lockbox, remote deposit capture, and financial electronic data interchange, payables and payroll services such as wire transfer, account reconciliation, controlled disbursement, direct deposit, and positive pay, information reporting services, liquidity management, corporate credit cards, fraud prevention, and merchant services.
Wealth Management
Our wealth management group provides investment management services to institutional and individual customers, including corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds. Services include fiduciary and executor services, financial planning solutions, employee benefit plans, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers' goals and objectives.
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
On January 6, 2017, the Company completed the acquisition of Standard, the holding company for Standard Bank and Trust Company.
During 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore.
During 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples"), the holding company for The Peoples' Bank of Arlington Heights.
During 2014, the Bank completed the acquisitions of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association, and National Machine Tool Financial Corporation ("National Machine Tool"), now known as FMEF.
Additional detail regarding these recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Competition
The banking and financial services industry in the markets in which the Bank operates (and particularly the Chicago metropolitan area) is highly competitive. Generally, the Bank competes with other local, regional, national, and internet banks and savings and loan associations, personal loan and finance companies, credit unions, mutual funds, credit funds, and investment brokers.

Competition is driven by a number of factors, including interest rates charged on loans and paid on deposits, the ability to attract new deposits, the scope and type of banking and financial services offered, the hours during which business can be conducted, the location of bank branches and ATMs, the availability, ease of use, and range of banking services provided on the internet and through mobile devices, the availability of related services, and a variety of additional services, such as wealth management services.
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
Intellectual Property
Intellectual property is important to the success of our business. We own a variety of trademarks, service marks, trade names, and logos and spend time and resources maintaining our intellectual property portfolio. We control access to our intellectual property through license agreements, confidentiality procedures, non-disclosure agreements with third-parties, employment agreements, and other contractual arrangements protecting our intellectual property.
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
The regulations, policies, and supervisory guidance applicable to the Company and its subsidiaries, and the manner in which market practices and structures develop around such regulations, could have a material adverse effect on our business, financial condition, and results of operations. Recent political developments, including the change in administration in the U.S., have added additional uncertainty to the implementation, scope and timing of these regulatory reforms. The Company cannot accurately predict the nature or the extent of the effects that any such developments will have on its business and earnings. These and other risks are discussed in more detail in Item 1A, "Risk Factors" of this Form 10-K.

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
Transactions with Affiliates
Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in between the Company and the Bank and generally require those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include:

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
Source of Strength
Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide such resources or when the holding company may not be inclined to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. As of its last examination report issued in March of 2015, the Bank received a rating of "outstanding," the highest rating available. The Bank has received an overall "outstanding" rating in each of its CRA performance evaluations since 1998.
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
In addition, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third-parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third-parties.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act significantly restructured the financial regulatory regime in the U.S.
Some of the Dodd-Frank Act's provisions, which are described in more detail below, may have the consequence of increasing the Company's expenses, decreasing the Company's revenues, and changing the activities in which the Company chooses to engage. Some aspects of the Dodd-Frank Act are still subject to future rulemaking, implementation, and guidance that will occur over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.
Enhanced Prudential Standards
The Dodd-Frank Act directed the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $50 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions.

In February of 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. These rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. The Company is currently in the process of establishing a risk committee in accordance with this requirement.
Consumer Financial Protection
The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve.
The powers of the CFPB currently include primary enforcement and exclusive supervision authority for federal consumer financial laws over insured depository institutions with assets of $10 billion or more, such as the Bank, and their affiliates. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
The CFPB engages in several activities including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.
The Bank is also subject to a number of regulations intended to protect consumers in various areas, such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, the Bank is subject to the Federal Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act. Wealth management activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Consumer loans made by the Bank are subject to applicable provisions of the Federal Truth in Lending Act. Other consumer financial laws include the Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and applicable state laws.
In addition, state authorities are responsible for monitoring the Company's compliance with all state consumer laws. Failure to comply with these federal and state requirements could have serious legal and reputational consequences for the Company and the Bank, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
Interchange Fees
Under the Durbin Amendment of the Dodd-Frank Act, the Federal Reserve established a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as the Bank, for processing electronic payment transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. The Company will be subject to the interchange fee limitations beginning July 1, 2017.
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

The Basel III Capital Rules (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital. This treatment is permanently grandfathered as Tier 1 capital even if the Company should ever exceed $15 billion in consolidated assets due to organic growth. Should the Company exceed $15 billion in consolidated assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust-preferred securities will be phased out, but those securities will be treated as Tier 2 capital. As of December 31, 2016, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.
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
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under Basel I capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank made a one-time permanent election to exclude these items.
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
Management believes that as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
In September of 2014, the federal banking agencies approved final rules implementing the LCR for advanced approach banking organizations (defined as banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. In the second quarter of 2016, the federal banking agencies issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2016, the Bank was "well capitalized" based on its ratios as defined above.
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
Dividends
The Company's primary source of liquidity is dividend payments from the Bank. In addition to requirements to maintain adequate capital above regulatory minimums, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under the IBA, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. While it continues its banking business, the Bank may not pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital, dividends cannot be declared or paid if they exceed a bank's undivided profits, and a bank may not declare or pay a dividend if all dividends declared during the calendar year are greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.
Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. However, the Company is subject to other regulatory policies and requirements related to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve and the IDFPR are authorized to determine that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment under certain circumstances related to the financial condition of a bank or bank holding company. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition.
In October of 2012, as required by the Dodd-Frank Act, the Federal Reserve published final rules regarding company-run stress testing. The rules require institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the Federal Reserve. The company-run stress tests are conducted using data as of December 31 of the preceding calendar year and scenarios published by the Federal Reserve. Stress test results must be reported to the Federal Reserve by July 31 with public disclosure of summary stress test results under the severely adverse scenario between October 15 and October 31. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve in evaluating the capital adequacy of the Company and the Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The Company and the Bank will be subject to these stress test requirements starting with the July 31, 2018 reporting date.
FDIC Insurance Premiums
The Bank's deposits are insured through the DIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. Insurance of deposits may be terminated by the FDIC upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.
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
In October of 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August of 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March of 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits.The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including the Bank, beginning in the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018.
Employee Incentive Compensation
In 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under these rules, financial organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
During the second quarter of 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank). The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation, (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss, (iii) establishing requirements for performance measures to appropriately balance risk and reward, (iv) requiring board of director oversight of incentive arrangements, and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions' "senior executive officers" and "significant risk-takers." These additional requirements would not be applicable to the Company or the Bank, each of which currently have less than $50 billion in total consolidated assets. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
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
AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

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
The Company's earnings and cash flows largely depend on its net interest income. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-

bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it pays on deposits and borrowings. These changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income and, therefore, earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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
As of December 31, 2016, the Company's loan portfolio consisted of 82.9% of corporate loans, the majority of which were secured by commercial real estate, and 16.8% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
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
The Company maintains an allowance for credit losses at a level believed adequate to absorb estimated losses inherent in its existing loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations, specific credit risks, credit loss experience, current loan portfolio quality, present economic and business conditions, changes in competitive, legal, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside of the Company's control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs based on judgments different from those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company's financial condition and results of operations. See Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for further discussion related to the Company's process for determining the appropriate level of the allowance for credit losses.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
The Company may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, business plans, and other information. The Company may also rely on representations of those customers, counterparties, or other third-parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other information could have a material adverse impact on the Company's business, financial condition, and results of operations.
Funding Risks
The Company is a bank holding company and its sources of funds are limited.
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2016, the Company's subsidiaries had deposits and other liabilities of $10.0 billion.
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
The processes the Company uses to estimate its loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depend on the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses resulting from changes in market interest rates or other market measures. If the models the Company uses for estimating its loan losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of these financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize on the sale or settlement. Any failure in the Company's analytical or forecasting models could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company may not be able to attract and retain skilled people.
The Company's success depends on its ability to attract and retain skilled people. Competition for the best people in most activities in which the Company engages can be intense, and the Company may not be able to hire people or retain them.
The unexpected loss of services of certain of the Company's skilled personnel could have a material adverse effect on the Company's business because of their skills, knowledge of the Company's market, years of industry experience, customer relationships, and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of the federal banking agencies' policies on incentive compensation, as well as changes to those policies, could adversely affect the ability of the Company to hire, retain and motivate its key personnel.
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
The Company's information systems may experience an interruption or breach in security, including due to cyber-attacks.
The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As the Company's reliance on technology systems increases, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from unintentional events or from deliberate attacks including, among other things, (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing potentially debilitating operational disruptions, (ii) causing denial-of-service attacks on websites, or (iii) intelligence gathering and social engineering aimed at obtaining information. Cyber-attacks can originate from a variety of sources and the techniques used are increasingly sophisticated. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.
The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. The Company is regularly the target of attempted cyber-attacks, and must continuously monitor and develop our systems and controls to prevent and mitigate these and other incidents. Although the Company has not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.
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
The Company depends on outside third-parties for processing and handling of Company records and data.
The Company relies on software developed by third-party vendors to process various Company transactions. In some cases, the Company has contracted with third-parties to run their proprietary software on its behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company continually encounters technological change.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services, that enhance customer convenience and that create additional efficiencies in the Company's operations. Many of the Company's competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services, or do so as quickly as its competitors, which could reduce its ability to effectively compete. In addition, the necessary process of updating technology can itself lead to disruptions in availability or functioning of our systems. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's securities available-for-sale are carried at fair value. Accounting standards require the Company to disclose these securities according to a fair value hierarchy. Approximately 3% of the Company's securities available-for-sale were categorized in level 1 of the fair value hierarchy. Over 95% of the Company's securities available-for-sale were categorized in level 2 of the fair value hierarchy and the remaining securities were categorized as level 3. See Note 22 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.
The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The market disruptions in recent years made the valuation process even more difficult and subjective.
Due to the illiquidity in the secondary market for the Company's level 3 securities, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. Third-party sources also use assumptions, judgments, and estimates in determining securities values, and different third-parties use different methodologies or provide different prices for similar securities. In addition, the nature of the business of the third-party source that is valuing the securities at any given time could impact the valuation of the securities.

Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value as of December 31, 2016, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's securities available-for-sale would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
The value of the Company's goodwill and other intangible assets may decline in the future.
As of December 31, 2016, the Company had $366.9 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write-off all or a portion of its goodwill. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
External Risks
The Company operates in a highly competitive industry and market area.
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes, further illiquidity in the credit markets, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of an FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, traditionally provided by banks, such as loans, automatic funds transfer and automatic payment systems. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies have grown significantly over recent years and are expected to continue growing. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than the Company can offer.
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
The Company's financial performance depends to a large extent on the business environment in the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole. In particular, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, or a combination of these or other factors.

In recent years, the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession. While business growth across a wide range of industries and regions in the U.S. has gradually recovered, local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven, unemployment levels generally remain elevated and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Periods of increased volatility in financial and other markets, such as those experienced recently with regard to oil and other commodity prices and current rates, concerns over European sovereign debt risk, China, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.
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
Major disruptions in the capital markets experienced over the past decade have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of the Company's investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment ("OTTI"), which could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
Threats to the Company's reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of the Company's customers. The Company has policies and procedures in place that seek to protect its reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding the Company's business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees, costly litigation, a decline in revenues, and increased governmental oversight. Negative publicity could have a material adverse impact on the Company's reputation, business, financial condition, results of operations, and liquidity.
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
The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not security holders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, policies, and other supervisory guidance for possible changes. Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial products and services the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial products and services. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

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
The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations and, consequently, many of the details and much of the impact of portions of the Dodd-Frank Act that remain to be implemented may not be known until final rules are adopted and market practices and structures develop around the rules, which may take several years. However, compliance with new laws and regulations likely will result in additional operating costs that could have a material adverse effect on the Company's business, financial condition, and results of operations. While the change in administration in the U.S. may ultimately roll back or modify certain of the regulations adopted pursuant to the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our businesses, at least in the short-term, even if the long-term impact of any such changes are positive for our businesses. See "Supervision and Regulation" in Item 1 of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act, including the Volcker Rule.
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total consolidated assets, such as the Company, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total consolidated assets, such as the Bank, are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact the Company's and the Bank's businesses.
Compliance with these requirements may cause the Company to hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or the Company's customers and, as a result, may adversely affect the Company's stock price or the Company's ability to retain its customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, the Company's regulators may require it to fully comply with these requirements or take actions to prepare for compliance even before it might otherwise be required, which may cause the Company to incur compliance-related costs before it might otherwise be required. The Company's regulators may also consider its preparation for compliance with these regulatory requirements when examining its operations generally or considering any request for regulatory approval the Company may make, even requests for approvals on unrelated matters.
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
Provisions of the Company's Restated Certificate of Incorporation and Amended and Restated By-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial by the Company's stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's Common Stock.
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
The Company's fourth quarter 2016 cash dividend was $0.09 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of the Company are located at One Pierce Place, Itasca, Illinois, and are leased from an unaffiliated third-party. The Company conducts business through 117 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. Approximately 75%, of the Company's banking locations are leased and 25% are owned.
The Company owns 151 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information regarding premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2016, there were 1,985 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that had not yet exchanged their stock).

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$25.56	$19.90	$18.85	$18.59	$19.81	$19.52	$19.53	$17.84
Low	18.75	16.68	15.86	14.56	16.56	16.72	16.89	15.34
Cash dividends declared per common share	0.09	0.09	0.09	0.09	0.09	0.09	0.09	0.09
Payment of future dividends is within the discretion of the Board and will depend on the Company's earnings, capital requirements, financial condition, and such other factors as the Board may deem relevant from time to time. The Board makes the dividend determination on a quarterly basis. Further discussion of the Company's philosophy regarding the payment of dividends is included in the "Management of Capital" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
A discussion regarding the regulatory restrictions applicable to the Bank's ability to pay dividends to the Company is included in the "Business – Supervision and Regulation – Dividends" and "Risk Factors – Risks Associated with the Company's Common Stock" sections in Items 1 and 1A, respectively, of this Form 10-K.
For a description of the securities authorized for issuance under equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Form 10-K.

Stock Performance Graph
The graph below illustrates the cumulative total return (defined as stock price appreciation assuming the reinvestment of all dividends) to stockholders of the Company's Common Stock compared to a broad-market total return equity index, the NASDAQ Composite, and a published industry total return equity index, the NASDAQ Banks, over a five-year period.
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, and the NASDAQ Banks (1)

	2011	2012	2013	2014	2015	2016
First Midwest Bancorp, Inc.	$100.00	$124.01	$175.44	$174.40	$191.64	$267.20
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Banks	100.00	115.47	163.03	170.37	183.74	251.93

(1)	Assumes $100 invested on December 31, 2011 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2016. The Board approved a stock repurchase program on November 27, 2007. Up to 2,500,000 shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of December 31, 2016. The repurchase program has no set expiration or termination date.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2016	—	$—	—	2,487,947
November 1 – November 30, 2016	909	20.99	—	2,487,947
December 1 – December 31, 2016	1,601	25.19	—	2,487,947
Total	2,510	$23.67	—

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

Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2016 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Results (Amounts in thousands, except per share data)
Net income (loss)	$92,349	$82,064	$69,306	$79,306	$(21,054)
Net income (loss) applicable to common shares	91,306	81,182	68,470	78,199	(20,748)
Per Common Share Data
Basic earnings (loss) per common share	$1.14	$1.05	$0.92	$1.06	$(0.28)
Diluted earnings (loss) per common share	1.14	1.05	0.92	1.06	(0.28)
Common dividends declared	0.36	0.36	0.31	0.16	0.04
Book value at year end	15.46	14.70	14.17	13.34	12.57
Market price at year end	25.23	18.43	17.11	17.53	12.52
Performance Ratios
Return on average common equity	7.38%	7.17%	6.56%	8.04%	(2.14)%
Return on average tangible common equity	10.77%	10.44%	9.32%	11.29%	(3.07)%
Return on average assets	0.84%	0.85%	0.80%	0.96%	(0.26)%
Tax-equivalent net interest margin (1)	3.60%	3.68%	3.69%	3.68%	3.86%
Non-performing loans to total loans (2)	0.77%	0.45%	0.92%	1.14%	1.80%
Non-performing assets to total loans plus OREO (2)	1.11%	0.86%	1.37%	2.13%	2.68%

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Highlights (Amounts in thousands)
Total assets	$11,422,555	$9,732,676	$9,445,139	$8,253,407	$8,099,839
Total loans	8,254,145	7,161,715	6,736,853	5,714,360	5,387,570
Deposits	8,828,603	8,097,738	7,887,758	6,766,101	6,672,255
Senior and subordinated debt	194,603	201,208	200,869	190,932	214,779
Long-term portion of Federal Home Loan Bank ("FHLB") advances	—	—	—	114,550	114,581
Stockholders' equity	1,257,080	1,146,268	1,100,775	1,001,442	940,893
Financial Ratios
Allowance for credit losses to total loans	1.06%	1.05%	1.11%	1.52%	1.91%
Net charge-offs to average loans	0.24%	0.29%	0.52%	0.55%	3.26%
Total capital to risk-weighted assets (3)	12.23%	11.15%	11.23%	12.39%	11.90%
Tier 1 capital to risk-weighted assets (3)	9.90%	10.28%	10.19%	10.91%	10.28%
Common equity Tier 1 to risk-weighted assets (3)	9.39%	9.73%	N/M	N/M	N/M
Tier 1 capital to average assets (3)	8.99%	9.40%	9.03%	9.18%	8.40%
Tangible common equity to tangible assets	8.05%	8.59%	8.41%	9.09%	8.44%
Dividend payout ratio	31.58%	34.29%	33.70%	15.09%	N/M
Average equity to average assets ratio	11.31%	11.67%	12.03%	11.74%	11.93%
N/M – Not meaningful.

(1)
This ratio is a non-GAAP metric. For a discussion of non-GAAP financial measures, see the "Non-GAAP Financial Information and Reconciliations" section of "Management Discussion and Analysis of Financial Condition and Results of Operations" in item 7 of this Form 10-K.

(2)
Due to the protection provided by the FDIC Agreements, covered loans and covered OREO are excluded from these metrics to provide for improved comparability to prior periods and better perspective into asset quality trends. For a discussion of covered loans, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

(3)
Basel III Capital Rules became effective for the Company on January 1, 2015. These rules revise the risk-based capital requirements and introduce a new capital measure, Common equity Tier 1 to risk-weighted assets. As a result, ratios subsequent to December 31, 2014 are computed using the new rules and prior periods presented are reported using the regulatory guidance applicable at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 117 banking locations. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial, retail, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2016 and Consolidated Statements of Financial Condition as of December 31, 2016 and 2015. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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

Some of these metrics may be presented on a non-GAAP basis. For detail on our non-GAAP metrics, see the discussion in the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
A quarterly summary of operations for the years ended December 31, 2016 and 2015 is included in the section of this Item 7 titled "Quarterly Earnings."
As of March 31, 2016, both the Company and the Bank first exceeded $10.0 billion in total assets. As of December 31, 2016, both had total assets of approximately $11.4 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1 "Business" and Item 1A "Risk Factors" of this form 10-K.

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

•
Governmental monetary and fiscal policies and legislative and regulatory changes (including those implementing provisions of the Dodd-Frank Act) that may result in the imposition of costs and constraints through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital or liquidity requirements, operational limitations, or compliance costs.

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
SIGNIFICANT RECENT EVENTS
Headquarters Relocation to Chicago's O'Hare Corridor
On January 3, 2017, the Company announced its plan to relocate its corporate headquarters in early 2018 to Chicago's O'Hare airport corridor from its current location in Itasca, Illinois. The new headquarters, located at Triangle Plaza at 8750 W. Bryn Mawr Avenue, is expected to offer greater accessibility and collaboration opportunities for the Company's colleagues and a larger space to accommodate future growth. The Company recognized a $950,000 lease cancellation fee during the fourth quarter of 2016 as a result of its planned move.
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
Issuance of Subordinated Notes
On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. Interest on the notes is payable semiannually on March 29 and September 29, beginning on March 29, 2017. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company used the net proceeds to repay the entire $115.0 million aggregate principal amount outstanding of its 5.875% senior notes, which matured November 22, 2016, plus accrued interest, and for other general corporate purposes.
Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard. With the acquisition, the Company acquired 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana, and added approximately $2.0 billion in deposits and $1.8 billion in loans. The merger consideration totaled approximately $580.5 million and consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Operating systems were converted in the first quarter of 2017.
NI Bancshares Corporation
On March 8, 2016, the Company completed its acquisition of NI Bancshares. With the acquisition, the Company obtained ten banking offices in northern Illinois, and added approximately $400 million in loans and $600 million in deposits. In addition, the Company acquired over $700 million in trust assets under management, which increased the Company's trust assets under management by approximately 10%. The merger consideration totaled $70.1 million and consisted of $54.9 million in Company common stock and $15.2 million in cash.
Peoples Bancorp, Inc.
On December 3, 2015, the Company completed its acquisition of Peoples. With the acquisition, the Company acquired two banking offices in Arlington Heights, Illinois, and approximately $92 million in deposits and $54 million in loans. The merger consideration totaled $16.8 million and was paid in cash.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Operating Results
Interest income	$378,332	$335,984	$299,864
Interest expense	28,641	24,386	23,012
Net interest income	349,691	311,598	276,852
Provision for loan losses	30,983	21,152	19,168
Noninterest income	159,312	136,581	126,618
Noninterest expense	339,500	307,216	283,826
Income before income tax expense	138,520	119,811	100,476
Income tax expense	46,171	37,747	31,170
Net income	$92,349	$82,064	$69,306
Weighted-average diluted common shares outstanding	79,810	77,072	74,496
Diluted earnings per common share	$1.14	$1.05	$0.92
Diluted earnings per common share, excluding certain significant transactions (1)(2)	$1.22	$1.13	$1.03
Performance Ratios
Return on average common equity	7.38%	7.17%	6.56%
Return on average tangible common equity	10.77%	10.44%	9.32%
Return on average tangible common equity, excluding certain significant transactions (2)	11.45%	11.19%	10.42%
Return on average assets	0.84%	0.85%	0.80%
Return on average assets, excluding certain significant transactions (2)	0.90%	0.91%	0.89%
Tax-equivalent net interest margin (2)(3)	3.60%	3.68%	3.69%
Efficiency ratio (2)	62.59%	63.57%	64.57%

(1)
Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions, the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation, the net gain on the sale-leaseback transaction, and property valuation adjustments related to strategic branch initiatives.

(2)	These ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(3)	See the section of this Item 7 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of December 31,
	2016	2015	$ Change	% Change
Balance Sheet Highlights
Total assets	$11,422,555	$9,732,676	$1,689,879	17.4
Total loans	8,254,145	7,161,715	1,092,430	15.3
Total deposits	8,828,603	8,097,738	730,865	9.0
Core deposits	7,635,318	6,944,272	691,046	10.0
Loans to deposits	93.5%	88.4%
Core deposits to total deposits	86.5%	85.8%

	As of December 31,
	2016	2015	$ Change	% Change
Asset Quality Highlights (1)
Non-accrual loans	$58,810	$28,875	$29,935	103.7
90 days or more past due loans, still accruing interest	4,876	2,883	1,993	69.1
Total non-performing loans	63,686	31,758	31,928	100.5
Accruing trouble debt restructurings ("TDRs")	2,291	2,743	(452)	(16.5)
OREO	26,020	27,349	(1,329)	(4.9)
Total non-performing assets	$91,997	$61,850	$30,147	48.7
30-89 days past due loans	$20,125	$16,329	$3,796	23.2
Non-performing assets to loans plus OREO	1.11%	0.86%
Allowance for Credit Losses
Allowance for credit losses	$87,083	$74,855	$12,228	16.3
Allowance for credit losses to total loans (2)	1.06%	1.05%
Allowance for credit losses to non-accrual loans (1)	146.51%	253.57%

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

Performance Overview for 2016 Compared with 2015
Net income for 2016 was $92.3 million, or $1.14 per share, compared to net income of $82.1 million, or $1.05 per share, for 2015. Performance for 2016 and 2015 was impacted by certain significant transactions: acquisition and integration related expenses associated with completed and pending acquisitions (both 2016 and 2015), the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), the net gain on the sale-leaseback transaction (2016), and property valuation adjustments related to strategic branch initiatives (2015). Excluding these certain significant transactions, earnings per share was $1.22 for 2016 and $1.13 for 2015. The increase in net income and earnings per share reflects the benefit of the Peoples acquisition completed during the fourth quarter of 2015 and the NI Bancshares acquisition completed during the first quarter of 2016, organic loan growth, and increases in fee-based revenues, partially offset by higher noninterest expenses and provision for loan losses.
Tax-equivalent net interest margin was 3.60% for 2016 compared to 3.68% for 2015, driven primarily by organic growth in floating rate loans, lower acquired and covered loan accretion, and the addition of FHLB advances, partially offset by the reinvestment of other interest-earning assets into higher yielding securities.
Total noninterest income was $159.3 million for 2016 compared to $136.6 million for 2015. Total fee-based revenues increased by 14.0% for 2016 compared to 2015, driven mainly by services provided to customers added in the Peoples and NI Bancshares acquisitions and continued growth in mortgage banking and capital market products income.
Total noninterest expense was $339.5 million for 2016, increasing by 10.5% compared to 2015. Excluding certain significant transactions, total noninterest expense was $324.2 million for 2016, increasing by $27.0 million, or 9.1%, from 2015. This increase is primarily the result of operating costs associated with the NI Bancshares and Peoples transactions and compensation costs associated with merit increases and investments in additional talent to support organizational growth.
A detailed discussion of net interest income and noninterest income and expense is presented in the following section of this Item 7 titled "Earnings Performance" below.
As of December 31, 2016 our securities available-for-sale portfolio totaled $1.9 billion, rising $612.8 million, or 46.9%, from December 31, 2015. Current year growth reflects purchases of certain securities and $125.8 million in securities acquired in the NI Bancshares acquisition. For a detailed discussion of our securities portfolio, see the section of this Item 7 titled "Investment Portfolio Management" below.

Total loans of $8.3 billion as of December 31, 2016 reflects growth of $1.1 billion, or 15.3%, from December 31, 2015. This growth was driven primarily by strong sales production of the corporate and consumer lending teams and the acquisition of NI Bancshares, which represents $279.7 million of loans at December 31, 2016.
Non-performing assets, excluding covered loans and covered OREO, represented 1.11% of total loans plus OREO as of December 31, 2016 compared to 0.86% as of December 31, 2015 and 1.37% as of December 31, 2014.
For a detailed discussion of our loan portfolio and credit quality, see the section of this Item 7 titled "Loan Portfolio and Credit Quality" below.
Total average funding sources of $9.5 billion for 2016 increased $1.1 billion from 2015, due primarily to the deposits assumed in the Peoples and NI Bancshares acquisitions and the addition of $740.1 million of FHLB advances. For a detailed discussion of our funding sources see the section of this Item 7 titled "Funding and Liquidity Management" below.
Performance Overview for 2015 Compared with 2014
Net income for 2015 was $82.1 million, or $1.05 per share, compared to net income of $69.3 million, or $0.92 per share, for 2014. Financial results for 2015 and 2014 were impacted by certain significant transactions: property valuation adjustments related to strategic branch initiatives (2015) and acquisition and integration related expenses associated with completed and pending transactions (both 2014 and 2015). Earnings per share, excluding these certain significant transactions, was $1.13 for 2015 and $1.03 for 2014. The increases in net income and earnings per share reflect the benefit of the acquisitions completed during the second half of 2014, loan growth, increases in fee-based revenues, improved credit quality, and controlled expenses.
Tax-equivalent net interest margin was 3.68% for 2015 compared to 3.69% for 2014. Greater acquired and covered loan accretion and interest rate swaps substantially offset the impact of the continued shift in the loan mix to floating rate loans and a rise in other interest-earning assets.
Total noninterest income was $136.6 million for 2015 compared to $126.6 million for 2014. Total fee-based revenues increased 14.6% for 2015 compared to 2014, driven mainly by services provided to customers added in the 2014 acquisitions and continued growth in wealth management fees, mortgage banking income, and capital market products.
Total noninterest expense was $307.2 million for 2015, increasing by 8.2% compared to 2014. Excluding certain significant transactions from 2015 and 2014, total noninterest expense was $297.2 million for 2015, increasing by $27.3 million, or 10.1%, from 2014. This increase is primarily the result of operating costs of the locations acquired in 2014.
As of December 31, 2015 our securities available-for-sale portfolio totaled $1.3 billion, rising $119.6 million, or 10.1%, from December 31, 2014. Growth for 2015 reflects the redeployment of cash and cash equivalents into purchases of certain securities as well as $41.5 million in securities acquired in the Peoples acquisition.
Total loans of $7.2 billion as of December 31, 2015 reflects growth of $424.9 million, or 6.3%, from December 31, 2014. This growth was driven primarily by strong sales production of the corporate lending teams and growth in consumer loans. The Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans. The increase in consumer loans was driven by the addition of home equity loans and growth in 1-4 family mortgage loans.
As of December 31, 2015, non-performing assets, excluding covered loans and covered OREO, decreased by $29.9 million, or 32.6%, from December 31, 2014.
Total average funding sources of $8.4 billion for 2015 increased by $899.4 million from 2014, due primarily to deposits assumed in the Popular and Great Lakes acquisitions. Growth in average demand deposits of $341.3 million, or 16.0%, from 2014, led the rise in average core deposits.

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
Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of this adjustment is shown at the bottom of Table 2. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016, 2015, and 2014, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Other interest-earning assets	$250,553	$1,603	0.64	$650,450	$2,089	0.32	$543,056	$1,591	0.29
Securities:
Trading - taxable	17,795	229	1.29	17,941	184	1.03	17,964	174	0.97
Investment securities - taxable	1,454,713	28,724	1.97	795,281	18,082	2.27	649,161	14,516	2.24
Investment securities - nontaxable (1)	310,949	13,521	4.35	399,471	21,351	5.34	461,571	25,705	5.57
Total securities	1,783,457	42,474	2.38	1,212,693	39,617	3.27	1,128,696	40,395	3.58
FHLB and Federal Reserve Bank stock	47,001	1,041	2.21	38,564	1,465	3.80	35,622	1,366	3.83
Loans (1)(2)(3)	7,870,081	341,857	4.34	6,865,157	303,492	4.42	6,121,326	268,249	4.38
Total interest-earning assets (1)(2)	9,951,092	386,975	3.89	8,766,864	346,663	3.95	7,828,700	311,601	3.98
Cash and due from banks	146,070			130,525			120,358
Allowance for loan losses	(82,449)			(74,028)			(79,482)
Other assets	919,527			878,690			808,136
Total assets	$10,934,240			$9,702,051			$8,677,712
Liabilities and Stockholders' Equity
Savings deposits	$1,629,917	1,174	0.07	$1,463,168	1,073	0.07	$1,222,292	904	0.07
NOW accounts	1,634,029	1,096	0.07	1,390,616	691	0.05	1,243,186	673	0.05
Money market deposits	1,639,746	1,805	0.11	1,561,432	1,920	0.12	1,392,367	1,784	0.13
Total interest-bearing core deposits	4,903,692	4,075	0.08	4,415,216	3,684	0.08	3,857,845	3,361	0.09
Time deposits	1,230,658	5,788	0.47	1,201,848	5,843	0.49	1,211,882	7,016	0.58
Total interest-bearing deposits	6,134,350	9,863	0.16	5,617,064	9,527	0.17	5,069,727	10,377	0.20
Borrowed funds	497,563	6,313	1.27	151,032	2,314	1.53	149,559	573	0.38
Senior and subordinated debt	197,515	12,465	6.31	201,041	12,545	6.24	191,776	12,062	6.29
Total interest-bearing liabilities	6,829,428	28,641	0.42	5,969,137	24,386	0.41	5,411,062	23,012	0.43
Demand deposits	2,711,687			2,479,072			2,137,778
Other liabilities	156,519			121,784			85,306
Stockholders' equity - common	1,236,606			1,132,058			1,043,566
Total liabilities and stockholders' equity	$10,934,240			$9,702,051			$8,677,712
Tax-equivalent net interest income/margin (1)		358,334	3.60		322,277	3.68		288,589	3.69
Tax-equivalent adjustment		(8,643)			(10,679)			(11,737)
Net interest income (GAAP)		$349,691			$311,598			$276,852

(1)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, including covered loans, which totaled $59.3 million as of December 31, 2016, $29.4 million as of December 31, 2015, and $66.2 million as of December 31, 2014, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 7 titled "Non-Performing Assets and Performing Potential Problem Loans."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

2016 Compared to 2015
Tax-equivalent net interest income was $358.3 million for 2016 compared to $322.3 million for 2015, an increase of 11.2%. This increase was driven primarily by organic loan growth, the acquisition of interest-earning assets from the NI Bancshares transaction late in the first quarter of 2016 and the Peoples transaction late in the fourth quarter of 2015, and the redeployment of other interest-earning assets into securities, partially offset by higher borrowed funds costs from the addition of $740.1 million of FHLB advances during 2016.
Loan accretion on acquired and covered loans contributed $14.6 million and $16.3 million to net interest income for 2016 and 2015, respectively. This acquired loan accretion includes accelerated accretion on purchased credit impaired ("PCI") loans of $1.8 million for 2016 and $2.6 million for 2015.
Tax-equivalent net interest margin was 3.60% for 2016, decreasing 8 basis points from 2015. The decline was due primarily to organic growth in floating rate loans, lower acquired and covered loan accretion, and the addition of FHLB advances, partially offset by the reinvestment of other interest-earning assets into higher yielding securities.
Total average interest-earning assets were $10.0 billion for 2016, an increase of $1.2 billion, or 13.5%, from 2015, which reflects organic loan growth and security purchases, as well as $528.8 million of interest-earning assets acquired in the NI Bancshares transaction and $96.2 million of interest-earning assets acquired in the Peoples transaction.
Compared to 2015, total average interest-bearing liabilities increased by $860.3 million, or 14.4%, during 2016. The increase resulted primarily from deposits acquired in the NI Bancshares and Peoples transactions and the addition of $740.1 million of FHLB advances during 2016.
2015 Compared to 2014
Tax-equivalent net interest income was $322.3 million for 2015 compared to $288.6 million for 2014, an increase of 11.7%. This increase was driven primarily by the 2014 acquisitions and organic loan growth. Loan accretion on acquired and covered loans contributed $16.3 million and $13.6 million to net interest income for 2015 and 2014, respectively. This loan accretion includes accelerated accretion on PCI loans of $2.6 million for 2015. There was no accelerated acquired loan accretion in 2014.
Tax-equivalent net interest margin was 3.68% for 2015, decreasing one basis point from 2014. The decline was due primarily to a rise in other interest-earning assets and the continued shift in the loan mix to floating rate loans, which was substantially offset by greater acquired and covered loan accretion and interest rate swaps.
Total average interest-earning assets were $8.8 billion for 2015, an increase of $938.2 million, or 12.0%, from 2014, which reflects loan growth, the full impact of the acquisitions completed during the second half of 2014, and the Peoples acquisition completed during the fourth quarter of 2015.
Compared to 2014, total average interest-bearing liabilities increased by $558.1 million, or 10.3%, during 2015. Growth in core deposits and the increase in senior and subordinated debt were due primarily to acquisition activity.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2016 compared to 2015			2015 compared to 2014
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$(1,794)	$1,308	$(486)	$335	$163	$498
Securities:
Trading – taxable	(1)	46	45	—	10	10
Investment securities – taxable	12,649	(2,007)	10,642	3,318	248	3,566
Investment securities – nontaxable (2)	(4,252)	(3,578)	(7,830)	(3,351)	(1,003)	(4,354)
Total securities	8,396	(5,539)	2,857	(33)	(745)	(778)
FHLB and Federal Reserve Bank stock	469	(893)	(424)	112	(13)	99
Loans (2)(3)	43,526	(5,161)	38,365	31,929	3,314	35,243
Total tax-equivalent interest income (2)	50,597	(10,285)	40,312	32,343	2,719	35,062
Savings deposits	101	—	101	177	(8)	169
NOW accounts	161	244	405	58	(40)	18
Money market deposits	129	(244)	(115)	204	(68)	136
Total interest-bearing core deposits	391	—	391	439	(116)	323
Time deposits	44	(99)	(55)	(58)	(1,115)	(1,173)
Total interest-bearing deposits	435	(99)	336	381	(1,231)	(850)
Borrowed funds	4,038	(39)	3,999	6	1,735	1,741
Senior and subordinated debt	(227)	147	(80)	577	(94)	483
Total tax-equivalent interest expense	4,246	9	4,255	964	410	1,374
Tax-equivalent net interest income (2)	$46,351	$(10,294)	$36,057	$31,379	$2,309	$33,688

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.

(2)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(3)
This item includes covered loans and the related FDIC indemnification asset. For additional discussion, see Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2016 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2016	2015	2014	2016-2015	2015-2014
Service charges on deposit accounts	$40,665	$39,979	$36,910	1.7	8.3
Wealth management fees	33,071	29,162	26,474	13.4	10.2
Card-based fees (1)	29,104	26,984	24,340	7.9	10.9
Merchant servicing fees (2)	12,533	11,739	11,260	6.8	4.3
Mortgage banking income	10,162	5,741	4,011	77.0	43.1
Capital market products income	10,024	4,806	2,231	108.6	115.4
Other service charges, commissions, and fees	9,542	8,848	5,855	7.8	51.1
Total fee-based revenues	145,101	127,259	111,081	14.0	14.6
Net gain on sale-leaseback transaction	5,509	—	—	100.0	—
BOLI income	3,647	4,185	2,873	(12.9)	45.7
Net securities gains (3)	1,420	2,373	8,097	(40.2)	(70.7)
Other income (4)(5)	3,635	2,764	2,672	31.5	3.4
Gains on sales of properties (4)	—	—	3,954	—	(100.0)
Loss on early extinguishment of debt (4)	—	—	(2,059)	—	(100.0)
Total noninterest income	$159,312	$136,581	$126,618	16.6	7.9

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
Merchant servicing fees are included in other service charges, commissions, and fees in the Consolidated Statements of Income. The related merchant card expense is included in noninterest expense for each period presented.

(3)	For a discussion of this item, see the section of this Item 7 titled "Investment Portfolio Management."

(4)	These items are included in other income in the Consolidated Statements of Income.

(5)	Other income consists primarily of safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
2016 Compared to 2015
Total noninterest income was $159.3 million for 2016, increasing by 16.6% from 2015. Total fee-based revenues were $145.1 million, rising by 14.0% compared to 2015, reflecting growth across all categories. Approximately one-third of the increase in fee-based revenues was driven by services provided to customers acquired in the NI Bancshares and Peoples transactions. In addition, card-based fees increased as a result of higher transaction volumes and capital market products income grew due to higher sales to commercial clients.
The increase in mortgage banking income during 2016 was due primarily to sales of $283.3 million of 1-4 family mortgage loans in the secondary market compared to sales of $180.0 million during 2015. In addition, mortgage banking income for 2016 was positively impacted by changes in the fair value of mortgage servicing rights, which fluctuate from year to year.
Assets under management grew to $8.6 billion, a rise of $1.2 billion, or 15.7%, from 2015, driven primarily by the addition of $700.0 million in trust assets under management from the NI Bancshares transaction, which contributed approximately $4.0 million to wealth management fees during 2016.
During 2016, the Company completed a sale-leaseback transaction of 55 branches that resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized and the remaining $82.5 million was deferred and will be accreted over future periods. Accretion related to the deferred gain of $1.5 million was recognized in 2016 and is included in net occupancy and equipment expense.
2015 Compared to 2014
Total noninterest income was $136.6 million for 2015, increasing by 7.9% from 2014. Total fee-based revenues were $127.3 million, rising by 14.6% compared to 2014, reflecting growth across all categories.

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
During 2015, fee income generated from sales of capital market products to commercial clients and sales of equipment financing contracts drove the increase in other service charges, commissions, and fees. Gains on sales of equipment financing contracts generated by FMEF totaled $1.6 million during 2015, compared to $327,000 during 2014.
The rise in BOLI income from 2014 was impacted by policies acquired in the 2014 acquisitions and the redeployment of certain investments into higher yielding funds.
The loss on early extinguishment of debt resulted from the prepayment of $114.6 million in FHLB advances during 2014.
Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2016 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2016	2015	2014	2016-2015	2015-2014
Salaries and employee benefits:
Salaries and wages	$151,341	$133,739	$116,578	13.2	14.7
Retirement and other employee benefits	33,309	31,852	27,245	4.6	16.9
Total salaries and employee benefits	184,650	165,591	143,823	11.5	15.1
Net occupancy and equipment expense	41,154	38,720	35,181	6.3	10.1
Professional services	25,122	22,720	23,436	10.6	(3.1)
Technology and related costs	14,765	14,581	12,875	1.3	13.3
Merchant card expense (1)	10,782	9,886	9,195	9.1	7.5
Advertising and promotions	7,787	7,606	8,159	2.4	(6.8)
FDIC premiums	6,268	6,017	5,824	4.2	3.3
Net OREO expense	3,024	5,281	7,075	(42.7)	(25.4)
Cardholder expenses	5,812	5,243	4,251	10.9	23.3
Other expenses	24,834	21,601	20,135	15.0	7.3
Acquisition and integration related expenses	14,352	1,389	13,872	933.3	(90.0)
Lease cancellation fee	950	—	—	100.0	—
Property valuation adjustments	—	8,581	—	(100.0)	100.0
Total noninterest expense	$339,500	$307,216	$283,826	10.5	8.2

(1)	The related merchant servicing fees are included in noninterest income for each period presented.
2016 Compared to 2015
Total noninterest expense for 2016 increased by 10.5% compared to 2015. For both years, total noninterest expense was impacted by certain significant transactions: acquisition and integration related expenses, the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation, and property valuation adjustments related to strategic branch initiatives. Excluding these certain significant transactions, total noninterest expense was $324.2 million for 2016, increasing by $27.0 million, or 9.1%, from 2015. Operating costs associated with the NI Bancshares and Peoples transactions contributed over 40% of the increase in total noninterest expense, excluding certain significant transactions, from 2015. These costs occurred primarily within salaries and employee benefits, net occupancy and equipment expense, advertising and promotions, and other expenses. In addition, the increase in salaries and wages was impacted by compensation costs associated with merit increases and investments in additional talent to support organizational growth.
Net OREO expense decreased by 42.7% compared to 2015 due to reduced valuation adjustments and lower operating expenses, partially offset by net losses on sales of OREO properties realized during 2016.
Compared to 2015, the increase in professional services and a portion of the rise in other expenses resulted from organizational growth needs. In addition, higher loan remediation expenses and vendor commissions related to the origination of equipment finance loans contributed to the increase in professional services from 2015.
During 2016, a lease cancellation fee of $950,000 was recognized as a result of the Company's planned 2018 corporate headquarters relocation.
Property valuation adjustments of $8.6 million were recognized during 2015 on twelve closed branches and seven parcels of land as part of the Company's strategic branch initiatives.
2015 Compared to 2014
Total noninterest expense, excluding certain significant transactions: property valuation adjustments and acquisition and integration related expenses, was $297.2 million for 2015, increasing by $27.3 million, or 10.1%, from 2014. This year-over-year increase was substantially due to the full year impact of staffing, occupancy, and processing costs related to the 2014 acquisitions, which included 21 additional locations, of which four were subsequently closed. These costs occurred primarily within salaries and employee benefits, net occupancy and equipment expense, technology and related costs, cardholder expenses, and other expenses.
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
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Income before income tax expense	$138,520	$119,811	$100,476
Income tax expense:
Federal income tax expense	$38,962	$30,572	$24,244
State income tax expense	7,209	7,175	6,926
Total income tax expense	$46,171	$37,747	$31,170
Effective income tax rate	33.3%	31.5%	31.0%
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
The increases in income tax expense and the effective tax rate from 2015 to 2016 were due primarily to a rise in income subject to tax at statutory rates and a decrease in tax-exempt income. The increase in income tax expense and the effective tax rate from 2014 to 2015 resulted primarily from an increase in income subject to tax at statutory rates, partially offset by decreases in state statutory rates.

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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2016			2015			2014
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$48,581	$48,541	2.5	$17,000	$16,980	1.3	$—	$—	—
U.S. agency securities	183,528	183,637	9.6	86,461	86,643	6.6	30,297	30,431	2.6
Collateralized mortgage obligations ("CMOs")	1,064,130	1,047,446	54.6	695,198	687,185	52.6	538,882	534,156	45.0
Other mortgage-backed securities ("MBSs")	337,139	332,655	17.3	152,481	153,530	11.8	155,443	159,765	13.4
Municipal securities	273,319	270,846	14.1	321,437	327,570	25.1	414,255	423,820	35.7
Trust-preferred collateralized debt obligations ("CDOs")	47,681	33,260	1.7	48,287	31,529	2.4	48,502	33,774	2.8
Corporate debt securities	—	—	—	—	—	—	1,719	1,802	0.2
Equity securities	3,206	3,065	0.2	3,282	3,199	0.2	3,224	3,261	0.3
Total securities available-for-sale	$1,957,584	$1,919,450	100.0	$1,324,146	$1,306,636	100.0	$1,192,322	$1,187,009	100.0
Securities Held-to-Maturity
Municipal securities	$22,291	$18,212		$23,152	$20,054		$26,555	$27,670
Portfolio Composition
As of December 31, 2016, our securities available-for-sale portfolio totaled $1.9 billion, rising by $612.8 million, or 46.9%, from December 31, 2015, following a 10.1% increase from December 31, 2014. Current year growth reflects purchases of $933.3 million, consisting primarily of CMOs and MBSs, and $125.8 million in securities acquired in the NI Bancshares acquisition, which were partially offset by $360.3 million of maturities, calls, and prepayments, sales of $53.2 million, and net amortization.
Approximately 98% of our $1.9 billion available-for-sale portfolio as of December 31, 2016 consisted of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder of the portfolio was comprised of 11 CDOs with a fair value of $33.3 million and miscellaneous other securities with fair values of $3.1 million. The majority of the CDOs are making interest payments as of December 31, 2016.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2016			2015
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.39%	1.42	0.99%	2.30%	2.38	1.16%
U.S. agency securities	2.65%	3.89	1.55%	2.78%	3.79	1.78%
CMOs	3.76%	4.49	1.88%	3.61%	3.99	1.94%
MBSs	4.15%	5.62	2.07%	3.48%	4.42	2.60%
Municipal securities	4.17%	2.51	3.85%	3.08%	3.02	4.80%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.72%	4.27	2.14%	3.39%	3.76	2.72%
Securities Held-to-Maturity
Municipal securities	6.47%	9.08	3.98%	5.66%	7.86	4.44%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio were both higher than the prior year at 4.27 years and 3.72%, respectively. These increases resulted primarily from the rise in market rates, maturities and sales of investment securities that were reinvested in the portfolio, and purchases of $933.3 million in securities during 2016 which were substantially funded by excess cash.
Realized Gains and Losses
Net securities gains of $1.4 million for 2016 resulted from the sale of municipal securities at gains of $1.1 million, and sales of MBSs and CMOs at net gains of $304,000.
Net securities gains of $2.4 million for 2015 resulted from the sale of MBSs at gains of $1.9 million, and sales of CMOs, municipal securities, and other investments at net gains of $521,000.
For 2014, net securities gains of $8.1 million consisted of the sale of municipal securities, other investments, and corporate bonds at gains totaling $4.6 million and a non-accrual CDO at a gain of $3.5 million. In addition, four CDOs totaling $2.9 million acquired in the Great Lakes transaction were sold during the fourth quarter of 2014. These securities were recorded at fair value at the acquisition date, with no gain or loss recognized on the sale.

Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component fluctuates as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market rates resulted in an increase in net unrealized losses from $17.5 million as of December 31, 2015 to $38.1 million as of December 31, 2016. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Net unrealized losses in the CMO portfolio totaled $16.7 million as of December 31, 2016 compared to $8.0 million as of December 31, 2015. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2016 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $14.4 million as of December 31, 2016 and $16.8 million as of December 31, 2015. We do not believe the unrealized losses on the CDOs as of December 31, 2016 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 22 of "Notes to the Consolidated Financial Statements," in Item 8 of this Form 10-K.
Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2016
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Securities Available-for-Sale
U.S. treasury securities	$16,981	0.92%	$31,600	1.03%	$—	—%	$—	—%
U.S. agency securities	14,738	1.20%	166,198	1.57%	2,592	2.47%	—	—%
CMOs (2)	143,489	1.82%	553,330	1.89%	367,311	1.90%	—	—%
MBSs (2)	68,778	2.00%	214,298	2.07%	54,063	2.17%	—	—%
Municipal securities (3)	41,950	3.75%	231,369	3.87%	—	—%	—	—%
CDOs	—	—%	—	—%	—	—%	47,681	N/M
Equity securities (4)	—	—%	—	—%	3,206	N/M	—	—%
Total available-for-sale securities	$285,936	2.06%	$1,196,795	2.24%	$427,172	1.92%	$47,681	—%
Securities Held-to-Maturity
Municipal securities (3)	$2,336	4.72%	$6,834	3.91%	$2,975	4.80%	$10,146	3.62%
N/M – Not meaningful.

(1)	Based on amortized cost.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 82.9% of total loans as of December 31, 2016. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
To maximize loan income with an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management receives periodic reporting related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and corporate performing potential problem loans to monitor and mitigate potential and current risks in the portfolio.
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total
Commercial and industrial	$2,827,658	34.3	$2,524,726	35.3	$2,253,556	33.5	$1,830,638	32.0	$1,631,474	30.2
Agricultural	389,496	4.7	387,440	5.4	358,249	5.3	321,702	5.6	268,618	5.0
Commercial real estate:
Office, retail, and industrial	1,581,827	19.2	1,395,454	19.5	1,478,379	21.9	1,353,685	23.7	1,333,191	24.7
Multi-family	614,034	7.4	528,324	7.4	564,421	8.4	332,873	5.8	285,481	5.3
Construction	451,540	5.4	216,882	3.0	204,236	3.0	186,197	3.3	186,416	3.5
Other commercial real estate	979,359	11.9	931,190	13.0	887,897	13.2	807,071	14.1	773,121	14.4
Total commercial real estate	3,626,760	43.9	3,071,850	42.9	3,134,933	46.5	2,679,826	46.9	2,578,209	47.9
Total corporate loans	6,843,914	82.9	5,984,016	83.6	5,746,738	85.3	4,832,166	84.5	4,478,301	83.1
Home equity	732,604	8.9	653,468	9.1	543,185	8.1	427,020	7.5	390,033	7.2
1-4 family mortgages	416,354	5.0	355,854	5.0	291,463	4.3	275,992	4.8	282,948	5.3
Installment	237,999	2.9	137,602	1.9	76,032	1.1	44,827	0.8	38,394	0.7
Total consumer loans	1,386,957	16.8	1,146,924	16.0	910,680	13.5	747,839	13.1	711,375	13.2
Covered loans	23,274	0.3	30,775	0.4	79,435	1.2	134,355	2.4	197,894	3.7
Total loans	$8,254,145	100.0	$7,161,715	100.0	$6,736,853	100.0	$5,714,360	100.0	$5,387,570	100.0
2016 Compared to 2015
Total loans of $8.3 billion as of December 31, 2016 reflect growth of $1.1 billion, or 15.3%, from December 31, 2015 including loans acquired in the NI Bancshares transaction of $279.7 million, or 11.3% excluding these acquired loans.
Growth in commercial and industrial loans resulted primarily from broad-based increases within our middle market and sector-based lending business units. Office, retail, and industrial and multi-family loans increased compared to December 31, 2015 due to organic growth. The rise in construction loans compared to the same period was driven primarily by select commercial projects for which permanent financing is expected upon their completion.
Consumer loans totaled $1.4 billion as of December 31, 2016 and represented 16.8% of total loans, increasing by $240.0 million, or 20.9%, from December 31, 2015. The rise in consumer loans compared to December 31, 2015 resulted from the continued expansion of mortgage and installment loans and the addition of shorter-duration, floating rate home equity loans.

2015 Compared to 2014
Total loans of $7.2 billion as of December 31, 2015 reflect growth of $424.9 million, or 6.3%, from December 31, 2014. This growth was driven primarily by strong sales production of the corporate lending teams and growth in consumer loans. In addition, the Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans.
Growth in corporate loans was concentrated within our commercial and industrial loan category. The increase in commercial and industrial loans primarily reflects the continued expansion into sector-based lending areas. The overall decline in commercial real estate loans from December 31, 2014 resulted from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties or use excess liquidity to payoff long-term debt. These decreases more than offset organic commercial real estate growth.
Consumer loans totaled $1.1 billion as of December 31, 2015 and represented 16.0% of total loans increasing $236.2 million, or 25.9%, from December 31, 2014. This growth reflects the addition of $156.4 million of shorter-duration, floating rate home equity loans, and growth in 1-4 family mortgages.
Covered loans decreased $48.7 million, or 61.3%, from December 31, 2014, as non-residential mortgage loans related to three FDIC-assisted transactions were no longer covered under the FDIC Agreements during 2015. These loans, which totaled $21.0 million as of December 31, 2015, are no longer classified as covered loans and are included within the other loan categories.
Comparisons of Prior Years (2014, 2013, and 2012)
Total loans of $6.7 billion as of December 31, 2014 reflected growth of $1.0 billion, or 17.9%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans grew $304.2 million, or 5.3%, from December 31, 2013. Solid performance from our legacy sales platform concentrated within our commercial and industrial, agricultural, and multi-family loan categories reflected the continued impact of greater resource investments and expansion into sector-based lending areas. Excluding loans acquired in the Popular and Great Lakes transactions of $93.5 million, consumer loans increased $69.3 million, or 9.3%, which reflects the addition of $48.7 million of shorter-duration home equity loans. Covered loans decreased $54.9 million, or 40.9%, from December 31, 2013, reflecting normal paydowns and maturities in this portfolio.
Total loans of $5.7 billion as of December 31, 2013 reflected growth of $326.8 million, or 6.1%, from December 31, 2012. The loan portfolio benefited from well-balanced corporate loan growth reflecting credits of varying size and diverse geographic locations within our markets and includes an increase in commercial and industrial loans, agricultural loans, multi-family loans, and retail loans. Consumer loans increased by $36.5 million from December 31, 2012 and included the addition of home equity loans. Covered loans decreased $63.5 million, or 32.1%, from December 31, 2012, reflecting the continued and expected decline in this portfolio.

The following table summarizes loans by category as of December 31, 2016 between legacy and loans acquired in the NI Bancshares transaction, compared to loans as of December 31, 2015.
Table 11
Legacy and Acquired Loan Portfolio Composition
(Dollar amounts in thousands)

	As of December 31, 2016
	Legacy	Acquired (1)	Total	As of December 31, 2015	Legacy % Change
Commercial and industrial	$2,789,709	$37,949	$2,827,658	$2,524,726	10.5
Agricultural	369,768	19,728	389,496	387,440	(4.6)
Commercial real estate:
Office, retail, and industrial	1,515,786	66,041	1,581,827	1,395,454	8.6
Multi-family	583,792	30,242	614,034	528,324	10.5
Construction	448,247	3,293	451,540	216,882	106.7
Other commercial real estate	912,560	66,799	979,359	931,190	(2.0)
Total commercial real estate	3,460,385	166,375	3,626,760	3,071,850	12.6
Total corporate loans	6,619,862	224,052	6,843,914	5,984,016	10.6
Home equity	721,837	10,767	732,604	653,468	10.5
1-4 family mortgages	401,411	14,943	416,354	355,854	12.8
Installment	208,097	29,902	237,999	137,602	51.2
Total consumer loans	1,331,345	55,612	1,386,957	1,146,924	16.1
Covered loans	23,274	—	23,274	30,775	(24.4)
Total loans	$7,974,481	$279,664	$8,254,145	$7,161,715	11.3

(1)	Amounts represent loans acquired in the NI Bancshares transaction, which was completed late in the first quarter of 2016.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.0% of total loans, and totaled $3.2 billion as of December 31, 2016, an increase of $305.0 million, or 10.5%, from December 31, 2015. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table provides commercial real estate loan detail as of December 31, 2016, 2015, and 2014.
Table 12
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
Office, retail, and industrial:
Office	$599,432	16.5	$479,374	15.6	$494,637	15.8
Retail	412,614	11.4	434,241	14.1	452,225	14.4
Industrial	569,781	15.7	481,839	15.7	531,517	17.0
Total office, retail, and industrial	1,581,827	43.6	1,395,454	45.4	1,478,379	47.2
Multi-family	614,034	16.9	528,324	17.2	564,421	18.0
Construction	451,540	12.5	216,882	7.1	204,236	6.5
Other commercial real estate:
Multi-use properties	236,430	6.5	202,225	6.6	191,011	6.1
Rental properties	158,965	4.4	131,374	4.3	123,627	3.9
Warehouses and storage	136,853	3.8	137,223	4.5	128,396	4.1
Restaurants	63,067	1.7	78,017	2.5	74,490	2.4
Recreational	58,390	1.6	57,967	1.9	48,718	1.5
Automobile dealers	53,671	1.4	50,580	1.6	53,221	1.7
Service stations and truck stops	51,403	1.4	78,459	2.6	84,108	2.7
Hotels	41,780	1.2	46,889	1.5	46,409	1.5
Religious	38,319	1.1	38,307	1.2	36,427	1.2
Other	140,481	3.9	110,149	3.6	101,490	3.2
Total other commercial real estate	979,359	27.0	931,190	30.3	887,897	28.3
Total commercial real estate	$3,626,760	100.0	$3,071,850	100.0	$3,134,933	100.0
Commercial real estate loans represent 43.9% of total loans and totaled $3.6 billion as of December 31, 2016, increasing by $554.9 million, or 18.1% from December 31, 2015. The rise in construction loans compared to the same period was driven primarily by select commercial projects for which permanent financing is expected upon their completion.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and are diverse in terms of type and geographic location, generally within the Company's markets. Approximately 40% of the commercial real estate portfolio is owner-occupied as of December 31, 2016. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 208% and construction loans to total capital was 32% as of December 31, 2016. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate not secured by real estate loans.

Consumer Loans
Consumer loans represent 16.8% of total loans, and totaled $1.4 billion as of December 31, 2016, an increase of $240.0 million, or 20.9% from December 31, 2015. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.
Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2016, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 13
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2016
Commercial, industrial, and agricultural	$1,391,155	$1,481,646	$344,353	$3,217,154
Commercial real estate	885,050	2,216,320	525,390	3,626,760
Total corporate loans	$2,276,205	$3,697,966	$869,743	$6,843,914
Loans by interest rate type:
Fixed interest rates	$866,320	$1,592,535	$191,812	$2,650,667
Floating interest rates	1,409,885	2,105,431	677,931	4,193,247
Total corporate loans	$2,276,205	$3,697,966	$869,743	$6,843,914
As of December 31, 2016, the composition of our corporate loans between fixed and floating interest rates was 39% and 61%, respectively. As of December 31, 2016, the Company hedged $735.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of December 31, 2016. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Non-Performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 14
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

		Accruing
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	TDRs	Non-accrual
As of December 31, 2016
Commercial and industrial	$2,827,658	$2,790,777	$6,288	$374	$281	$29,938
Agricultural	389,496	388,579	—	736	—	181
Commercial real estate:
Office, retail, and industrial	1,581,827	1,558,181	5,085	1,129	155	17,277
Multi-family	614,034	611,675	858	604	586	311
Construction	451,540	450,922	332	—	—	286
Other commercial real estate	979,359	973,491	1,182	1,526	268	2,892
Total commercial real estate	3,626,760	3,594,269	7,457	3,259	1,009	20,766
Total corporate loans	6,843,914	6,773,625	13,745	4,369	1,290	50,885
Home equity	732,604	724,761	2,663	17	177	4,986
1-4 family mortgages	416,354	410,119	2,241	231	824	2,939
Installment	237,999	236,264	1,476	259	—	—
Total consumer loans	1,386,957	1,371,144	6,380	507	1,001	7,925
Covered loans	23,274	21,744	918	133	—	479
Total loans	$8,254,145	$8,166,513	$21,043	$5,009	$2,291	$59,289
As of December 31, 2015
Commercial and industrial	$2,524,726	$2,513,648	$4,340	$857	$294	$5,587
Agricultural	387,440	387,085	—	—	—	355
Commercial real estate:
Office, retail and industrial	1,395,454	1,385,764	2,647	4	164	6,875
Multi-family	528,324	525,841	541	548	598	796
Construction	216,882	215,977	—	—	—	905
Other commercial real estate	931,190	921,235	3,343	661	340	5,611
Total commercial real estate	3,071,850	3,048,817	6,531	1,213	1,102	14,187
Total corporate loans	5,984,016	5,949,550	10,871	2,070	1,396	20,129
Home equity	653,468	644,996	2,452	216	494	5,310
1-4 family mortgages	355,854	348,784	2,273	528	853	3,416
Installment	137,602	136,780	733	69	—	20
Total consumer loans	1,146,924	1,130,560	5,458	813	1,347	8,746
Covered loans	30,775	29,670	376	174	—	555
Total loans	$7,161,715	$7,109,780	$16,705	$3,057	$2,743	$29,430

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 15
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$58,810	$28,875	$59,971	$59,798	$84,534
90 days or more past due loans, still accruing interest	4,876	2,883	1,173	3,708	8,689
Total non-performing loans	63,686	31,758	61,144	63,506	93,223
Accruing TDRs	2,291	2,743	3,704	23,770	6,867
OREO	26,020	27,349	26,898	32,473	39,953
Total non-performing assets	$91,997	$61,850	$91,746	$119,749	$140,043
30-89 days past due loans	$20,125	$16,329	$20,073	$20,742	$22,666
Non-accrual loans to total loans	0.71%	0.40%	0.90%	1.07%	1.63%
Non-performing loans to total loans	0.77%	0.45%	0.92%	1.14%	1.80%
Non-performing assets to loans plus OREO	1.11%	0.86%	1.37%	2.13%	2.68%
Non-performing covered loans and covered OREO (1)
Non-accrual loans	$479	$555	$6,186	$20,942	$14,182
90 days or more past due loans, still accruing interest	133	174	5,002	18,081	31,447
Total non-performing loans	612	729	11,188	39,023	45,629
OREO	63	433	8,068	8,863	13,123
Total non-performing assets	$675	$1,162	$19,256	$47,886	$58,752
30-89 days past due loans	$918	$376	$2,565	$2,232	$6,514
Total non-performing assets
Non-accrual loans	$59,289	$29,430	$66,157	$80,740	$98,716
90 days or more past due loans, still accruing interest	5,009	3,057	6,175	21,789	40,136
Total non-performing loans	64,298	32,487	72,332	102,529	138,852
Accruing TDRs	2,291	2,743	3,704	23,770	6,867
OREO	26,083	27,782	34,966	41,336	53,076
Total non-performing assets	$92,672	$63,012	$111,002	$167,635	$198,795
30-89 days past due loans	$21,043	$16,705	$22,638	$22,974	$29,180
Non-accrual loans to total loans	0.72%	0.41%	0.98%	1.41%	1.83%
Non-performing loans to total loans	0.78%	0.45%	1.07%	1.79%	2.58%
Non-performing assets to loans plus OREO	1.12%	0.88%	1.64%	2.91%	3.65%
Interest income not recognized in the financial statements related to non-accrual loans for 2016					$1,190

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

Non-performing Assets
Total non-performing assets represented 1.11% of total loans and OREO, excluding covered loans and covered OREO, at December 31, 2016, compared to 0.86% and 1.37% at December 31, 2015 and 2014, respectively. As of December 31, 2016, non-performing assets, excluding covered loans and covered OREO, increased by $30.1 million, or 48.7%, from December 31, 2015. This increase resulted primarily from the transfer of five corporate loan relationships to non-accrual status during 2016. The Company has recorded any expected losses and implemented remediation plans associated with these credits.
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
As of December 31, 2013, non-performing assets, excluding covered loans and covered OREO, declined by14.5% from December 31, 2012. Improvement in non-performing assets and related credit metrics resulted primarily from management's focus on credit remediation. The reclassification of two corporate loan relationships totaling $19.3 million from non-accrual to accruing TDR status drove the decline in non-accrual loans from December 31, 2012 to December 31, 2013.
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
Table 16
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2016		2015		2014
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	3	$431	5	$1,344	7	$19,068
Commercial real estate:
Office, retail, and industrial	3	4,888	1	164	2	586
Multi-family	3	754	3	784	5	1,119
Other commercial real estate	3	316	3	340	5	616
Total commercial real estate loans	9	5,958	7	1,288	12	2,321
Total corporate loans	12	6,389	12	2,632	19	21,389
Home equity	16	997	17	1,161	17	1,157
1-4 family mortgages	11	1,202	11	1,274	10	1,062
Total consumer loans	27	2,199	28	2,435	27	2,219
Total TDRs	39	$8,588	40	$5,067	46	$23,608
Accruing TDRs	18	$2,291	23	$2,743	29	$3,704
Non-accrual TDRs	21	6,297	17	2,324	17	19,904
Total TDRs	39	$8,588	40	$5,067	46	$23,608
Year-to-date charge-offs on TDRs		$1,492		$2,687		$8,457
Specific reserves related to TDRs		—		758		1,765
As of December 31, 2016, TDRs totaled $8.6 million, increasing by $3.5 million, or 69.5%, from December 31, 2015. This increase was driven primarily by the addition of two corporate loan relationships to non-accrual TDR status. The December 31, 2016 total includes $2.3 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.

As of December 31, 2015, the decrease in non-accrual TDRs was driven primarily by the final resolution of a large commercial loan relationship originally identified in the second half of 2014. The decline in accruing TDRs from December 31, 2014 resulted primarily from payoffs.
Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 17
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2016			December 31, 2015
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$92,340	$66,266	$158,606	$86,263	$52,590	$138,853
Agricultural	17,039	5,894	22,933	—	5,562	5,562
Commercial real estate:
Office, retail, and industrial	33,852	39,513	73,365	32,463	35,788	68,251
Multi-family	3,972	2,029	6,001	5,742	3,970	9,712
Construction	111	12,197	12,308	4,678	9,803	14,481
Other commercial real estate	11,808	13,544	25,352	13,179	13,654	26,833
Total commercial real estate	49,743	67,283	117,026	56,062	63,215	119,277
Total corporate performing potential problem loans	$159,122	$139,443	$298,565	$142,325	$121,367	$263,692
Corporate performing potential problem loans to corporate loans	2.33%	2.04%	4.36%	2.38%	2.03%	4.41%

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit a well-defined weakness that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured and collection of principal and interest is expected within a reasonable time.

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $834,000 as of December 31, 2016 and $862,000 as of December 31, 2015.
Corporate performing potential problem loans totaled $298.6 million, or 4.36% of corporate loans, as of December 31, 2016, consistent with 4.41% of corporate loans as of December 31, 2015. Management has specific monitoring and remediation plans associated with these loans.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO, was $26.1 million as of December 31, 2016, compared to $27.8 million as of December 31, 2015. As of December 31, 2016, total OREO includes $2.9 million acquired in the NI Bancshares transaction. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 18
OREO Properties by Type
(Dollar amounts in thousands)

	As of December 31,
	2016	2015	2014
Single-family homes	$2,595	$3,965	$3,611
Land parcels:
Raw land	1,464	1,464	5,909
Farm land	—	—	1,300
Commercial lots	8,176	9,207	9,347
Single-family lots	947	1,719	1,655
Total land parcels	10,587	12,390	18,211
Multi-family units	48	426	1,041
Commercial properties	12,853	11,001	12,103
Total OREO	$26,083	$27,782	$34,966
OREO Activity
A rollforward of OREO balances for the years ended December 31, 2016 and 2015 is presented in the following table.
Table 19
OREO Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015
Beginning balance	$27,782	$34,966
Transfers from loans	4,173	13,504
Acquired	2,863	515
Proceeds from sales	(7,539)	(18,572)
Gains on sales of OREO	(222)	1,316
OREO valuation adjustments	(974)	(3,947)
Ending Balance	$26,083	$27,782
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2016.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans and the remaining acquisition adjustment associated with acquired loans as of and for the years ended December 31, 2016 and 2015.
Table 20
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Year Ended December 31, 2016
Beginning balance	$73,268	$1,587	$74,855
Net charge-offs	(18,208)	(322)	(18,530)
Provision for loan losses	29,157	1,601	30,758
Ending balance	$84,217	$2,866	$87,083
As of December 31, 2016
Total loans	$7,620,100	$634,045	$8,254,145
Remaining acquisition adjustment (2)	N/A	22,574	22,574
Allowance for credit losses to total loans	1.11%	0.45%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.56%	N/A
Year Ended December 31, 2015
Beginning balance	$74,510	$—	$74,510
Net charge-offs	(19,981)	(235)	(20,216)
Provision for loan losses	18,739	1,822	20,561
Ending balance	$73,268	$1,587	$74,855
As of December 31, 2015
Total loans	$6,619,539	$542,176	$7,161,715
Remaining acquisition adjustment (2)	N/A	17,676	17,676
Allowance for credit losses to total loans	1.11%	0.29%	1.05%
Remaining acquisition adjustment to acquired loans	N/A	3.26%	N/A

N/A - Not applicable.

(1)
These amounts and ratios relate to the loans acquired in completed acquisitions and exclude covered loans and loans acquired in FDIC-assisted transactions that are no longer covered under the FDIC agreements.

(2)
The remaining acquisition adjustment consists of $10.8 million and $11.8 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of December 31, 2016, and $8.5 million and $9.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2015.

Excluding acquired loans, the allowance for credit losses to total loans was 1.11% as of December 31, 2016. The acquisition adjustment increased by $4.9 million during the year ended December 31, 2016, due primarily to a $15.6 million acquisition adjustment related to the NI Bancshares transaction recorded in the first quarter of 2016, which was partially offset by $10.9 million accreted into interest income. This activity resulted in a remaining acquisition adjustment as a percent of acquired loans of 3.56% as of December 31, 2016. Acquired loans that are renewed at market terms are no longer classified as acquired loans. These loans totaled $117.6 million and $61.6 million as of December 31, 2016 and 2015, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology.
Table 21
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Change in allowance for credit losses
Beginning balance	$74,855	$74,510	$87,121	$102,812	$121,962
Loan charge-offs:
Commercial, industrial, and agricultural	9,844	15,885	17,424	12,094	64,668
Office, retail, and industrial	4,707	2,887	7,345	4,744	34,968
Multi-family	307	545	943	1,029	3,361
Construction	134	136	1,052	1,916	27,811
Other commercial real estate	2,932	2,643	4,834	4,784	36,474
Consumer	5,229	4,187	7,574	9,414	10,910
Covered	140	634	1,012	4,599	4,615
Total loan charge-offs	23,293	26,917	40,184	38,580	182,807
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,451	2,573	3,800	3,797	3,393
Office, retail, and industrial	337	467	497	228	577
Multi-family	97	15	87	584	275
Construction	56	350	166	1,032	451
Other commercial real estate	524	1,993	1,727	1,646	125
Consumer	1,298	1,183	729	1,071	784
Covered	—	120	1,199	24	—
Total recoveries of loan charge-offs	4,763	6,701	8,205	8,382	5,605
Net loan charge-offs	18,530	20,216	31,979	30,198	177,202
Provision for loan losses	30,983	21,152	19,168	16,257	158,052
(Decrease) increase in reserve for unfunded commitments (1)	(225)	(591)	200	(1,750)	—
Total provision for loan losses and other expense	30,758	20,561	19,368	14,507	158,052
Ending balance	$87,083	$74,855	$74,510	$87,121	$102,812

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Allowance for credit losses
Allowance for loan losses	$85,165	$71,992	$65,468	$72,946	$87,384
Allowance for covered loan losses	918	1,638	7,226	12,559	12,062
Total allowance for loan losses	86,083	73,630	72,694	85,505	99,446
Reserve for unfunded commitments	1,000	1,225	1,816	1,616	3,366
Total allowance for credit losses	$87,083	$74,855	$74,510	$87,121	$102,812
Allowance for credit losses to loans (1)	1.06%	1.05%	1.11%	1.52%	1.91%
Allowance for credit losses to non-accrual loans (2)	146.51%	253.57%	112.19%	124.69%	107.35%
Allowance for credit losses to non-performing loans (2)	135.30%	230.55%	110.04%	117.41%	97.35%
Average loans	$7,864,851	$6,858,193	$6,109,928	$5,475,110	$5,435,670
Net loan charge-offs to average loans	0.24%	0.29%	0.52%	0.55%	3.26%

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
Activity in the Allowance for Credit Losses
The allowance for credit losses was $87.1 million as of December 31, 2016, a $12.2 million increase from December 31, 2015, and represented 1.06% of total loans, consistent with 1.05% as of December 31, 2015. The provision for loan losses was $31.0 million for 2016 compared to $21.2 million for 2015, $19.2 million for 2014, and $16.3 million for 2013. The increase in the allowance for credit losses and provision compared to these prior periods resulted primarily from loan growth and the impact of establishing an allowance on acquired loans. The provision for loan losses of $158.1 million for 2012 was elevated due to additional provision recorded as a result of bulk loan sales completed in 2012.
Net loan charge-offs to average loans declined to 0.24% for 2016 compared to 0.29% for 2015. The significant improvement since 2012 reflects management's continued efforts to remediate problem credits.

Allocation of the Allowance for Credit Losses
Table 22
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2016	% of Total Loans (1)	2015	% of Total Loans (1)	2014	% of Total Loans (1)	2013	% of Total Loans (1)	2012	% of Total Loans (1)
Commercial, industrial, and agricultural	$40,709	39.0	$37,074	40.7	$29,458	38.8	$30,381	37.6	$36,761	35.2
Commercial real estate:
Office, retail, and industrial	17,534	19.2	13,116	19.5	10,992	21.9	10,405	23.7	11,432	24.7
Multi-family	3,254	7.4	2,462	7.4	2,249	8.4	2,017	5.8	3,575	5.3
Construction	3,586	5.4	1,533	3.0	2,769	3.0	6,712	3.3	10,241	3.5
Other commercial real estate	8,297	11.9	6,661	13.0	8,841	13.2	11,187	14.1	14,699	14.4
Total commercial real estate	32,671	43.9	23,772	42.9	24,851	46.5	30,321	46.9	39,947	47.9
Consumer	12,785	16.8	12,371	16.0	12,975	13.5	13,860	13.1	14,042	13.2
Covered loans	918	0.3	1,638	0.4	7,226	1.2	12,559	2.4	12,062	3.7
Total allowance for credit losses	$87,083	100.0	$74,855	100.0	$74,510	100.0	$87,121	100.0	$102,812	100.0

(1) Percentages represent total loans in each category to total loans.
The allowance for credit losses increased to $87.1 million as of December 31, 2016 from $74.9 million as of December 31, 2015, driven primarily by loan growth and the impact of establishing an allowance on acquired loans.
The allowance for credit losses remained consistent at $74.5 million as of December 31, 2014 compared to $74.9 million as of December 31, 2015. This stability in the allowance for credit losses reflects the sustained improvement in our non-performing loan levels and the related credit metrics. The decline in the allowance for covered loan losses from 2014 was driven by a continuing decline in the portfolio and the reclassification of covered loans due to the conclusion of the FDIC Agreements related to non-residential mortgage loans.
The allowance for credit losses declined by 14.5% from $87.1 million as of December 31, 2013 to $74.5 million as of December 31, 2014, reflecting reductions across most categories. This decrease in the allowance for credit losses reflected continuing improvement in our non-performing loans and the related credit metrics resulting from management's ongoing credit remediation focus. In addition, a decrease in the allowance for covered loan losses contributed to the variance, consistent with the wind-down of the covered loan portfolio.
The reduction in the allowance for credit losses of 15.3% from December 31, 2012 to December 31, 2013 reflects the significant improvement in non-performing loans, performing potential problem loans, and credit metrics driven by management's focus on credit remediation.

INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective cash surrender value ("CSV") with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2016, the CSV of BOLI assets totaled $219.7 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2016, 39.1% of our total BOLI portfolio is invested in general account life insurance distributed among thirteen insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 60.9% is in separate account life insurance, which is managed by third-party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.
For the year ended December 31, 2016, we had BOLI income of $3.6 million compared to prior year BOLI income of $4.2 million.
GOODWILL
The carrying amount of goodwill was $340.9 million as of December 31, 2016 and $319.0 million as of December 31, 2015. Goodwill increased by $21.9 million from December 31, 2015, which consisted of $21.8 million related to the NI Bancshares acquisition and a $121,000 measurement period adjustment related to finalizing the fair values of assets acquired and liabilities assumed in the Peoples acquisition. For additional detail regarding goodwill, see Note 9 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2016, we performed our annual impairment test of goodwill at October 1, 2016 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2016.
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
Table 23
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2016	2015	2014	2016-2015	2015-2014
Net deferred tax assets	$100,207	$86,693	$91,685	15.6	(5.4)
Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether, in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is required as of December 31, 2016.
Net deferred tax assets increased in 2016 due primarily to accelerated tax gains associated with the disposition of assets resulting from the sale-leaseback transaction and securities valuation adjustments, partially offset by the utilization of net operating loss and credit carryforwards. Net deferred tax assets decreased from 2015 due to the utilization of net operating loss and credit carryforwards.

FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2016, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $64.9 million for the year ended December 31, 2016. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $48.0 million in junior subordinated debentures, $146.6 million in subordinated notes, and cash and interest-bearing deposits of $140.2 million as of December 31, 2016. On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. The line of credit will mature on September 26, 2017. As of December 31, 2016, no amount was outstanding under the facility. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2016 are summarized in Notes 10 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 24
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2016	% of Total	2015	% of Total	2014	% of Total	2016-2015	2015-2014
Demand deposits	$2,711,687	28.4	$2,479,072	29.3	$2,137,778	28.3	9.4	16.0
Savings deposits	1,629,917	17.1	1,463,168	17.3	1,222,292	16.2	11.4	19.7
NOW accounts	1,634,029	17.1	1,390,616	16.5	1,243,186	16.5	17.5	11.9
Money market accounts	1,639,746	17.2	1,561,432	18.5	1,392,367	18.5	5.0	12.1
Core deposits	7,615,379	79.8	6,894,288	81.6	5,995,623	79.5	10.5	15.0
Time deposits	1,211,554	12.7	1,185,730	14.0	1,195,796	15.8	2.2	(0.8)
Brokered deposits	19,104	0.2	16,118	0.2	16,086	0.2	18.5	0.2
Total time deposits	1,230,658	12.9	1,201,848	14.2	1,211,882	16.0	2.4	(0.8)
Total deposits	8,846,037	92.7	8,096,136	95.8	7,207,505	95.5	9.3	12.3
Securities sold under agreements to repurchase	123,898	1.3	118,838	1.4	106,072	1.4	4.3	12.0
Federal funds purchased	—	—	18	—	82	—	(100.0)	(78.0)
FHLB advances	373,344	3.9	32,176	0.4	43,405	0.6	1,060.3	(25.9)
Other borrowings	321	—	—	—	—	—	N/M	—
Total borrowed funds	497,563	5.2	151,032	1.8	149,559	2.0	229.4	1.0
Senior and subordinated debt	197,515	2.1	201,041	2.4	191,776	2.5	(1.8)	4.8
Total funding sources	$9,541,115	100.0	$8,448,209	100.0	$7,548,840	100.0	12.9	11.9
N/M – Not meaningful.

Average Funding Sources
Total average funding sources of $9.5 billion for 2016 increased by $1.1 billion, or 12.9%, from 2015, due primarily to $91.8 million and $594.9 million of deposits assumed in the Peoples and NI Bancshares acquisitions, respectively, which further strengthened our core deposit base, and the addition of $740.1 million of FHLB advances throughout 2016.
Total average funding sources of $8.4 billion for 2015 increased by $899.4 million, or 11.9%, from 2014, due primarily to the full year impact of the deposits assumed in the Popular and Great Lakes acquisitions.
Time Deposits
Table 25
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

As of December 31, 2016
Three months or less	$82,044
Greater than three months to six months	63,669
Greater than six months to twelve months	95,100
Greater than twelve months	196,914
Total	$437,727
Borrowed Funds
Table 26
Borrowed Funds
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$129,008	0.05	$155,196	0.17	$137,994	0.05
Federal funds purchased	—	—	—	—	—	—
FHLB advances	750,000	0.60	9,900	0.40	—	—
Total borrowed funds	$879,008	0.52	$165,096	0.18	$137,994	0.05
Average for the year-to-date period:
Securities sold under agreements to repurchase	$123,898	0.08	$118,838	0.07	$106,072	0.04
Federal funds purchased	—	—	18	—	82	—
FHLB advances	373,344	1.66	32,176	6.93	43,405	1.23
Other borrowings	321	3.74	—	—	—	—
Total borrowed funds	$497,563	1.27	$151,032	1.53	$149,559	0.38
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,266		$163,982		$149,067
Federal funds purchased	—		1,300		25,000
FHLB advances	750,000		62,500		114,550
Other borrowings	2,400		—		—
Average borrowed funds totaled $497.6 million for 2016, up by $346.5 million from 2015. This increase was due primarily to the increase in FHLB advances of $740.1 million during 2016. The weighted-average rate on FHLB advances for the year-to-date period was impacted by the hedging of $325.0 million of FHLB advances using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. As of December 31, 2016, the weighted-average interest rate paid on these interest rate swaps was 2.19%. For further discussion of interest rate swaps, see Note 20 of "Notes to the Consolidated Financial

Statements" in Item 8 of this Form 10-K. The remaining $425.0 million of FHLB advances have fixed interest rates that range from 0.51% to 0.70%.
Average borrowed funds of $151.0 million for 2015 was consistent with 2014. The increase in the weighted-average rate on average FHLB advances for the year-to-date period was impacted by $200.0 million of off-balance sheet interest rate swaps which began in the second half of 2015 at a rate of 2.17%.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management expects to use this line of credit for general corporate purposes. As of December 31, 2016, no amount was outstanding under the facility.
We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
Senior and Subordinated Debt
Average senior and subordinated debt decreased by $3.5 million, or 1.8%, from 2015 to 2016. On April 1, 2016, $38.5 million of 5.850% subordinated notes matured and were repaid by the Company. On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company used the net proceeds to repay the $115.0 million aggregate principal amount of its 5.875% senior notes that matured on November 22, 2016, plus accrued interest, and for other general corporate purposes. See Note 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2016. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 27
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	10	$7,635,318	$—	$—	$—	$7,635,318
Time deposits	10	679,232	273,955	239,732	366	1,193,285
Borrowed funds	11	879,008	—	—	—	879,008
Subordinated debt	12	—	—	—	194,603	194,603
Operating leases	8	18,229	32,823	31,131	145,095	227,278
Pension liability	16	16,009	10,367	9,393	33,190	68,959
Uncertain tax positions liability	15	N/M	N/M	N/M	N/M	2,039
Commitments to extend credit	21	N/M	N/M	N/M	N/M	2,560,902
Letters of credit	21	N/M	N/M	N/M	N/M	100,430
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2016 and December 31, 2015.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity. For a discussion on non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Table 28
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2016
	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
	2016	2015
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.73%	11.02%	10.00%	7%	$71,028
Tier 1 capital to risk-weighted assets	9.83%	10.13%	8.00%	23%	$178,436
Common equity Tier 1 to risk-weighted assets	9.83%	10.13%	6.50%	51%	$324,304
Tier 1 capital to average assets	8.76%	9.09%	5.00%	75%	$410,699
Company regulatory capital ratios
Total capital to risk-weighted assets	12.23%	11.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.90%	10.28%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.39%	9.73%	N/A	N/A	N/A
Tier 1 capital to average assets	8.99%	9.40%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2):
Tangible common equity to tangible assets	8.05%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.42%	8.89%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	8.88%	9.29%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)	Tangible common equity ratios are non-GAAP metrics. For a discussion on non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

The increase in the Company's total capital to risk-weighted assets compared to December 31, 2015 resulted primarily from the issuance of $150.0 million of subordinated notes during the year. The reduction in the Company's Tier 1 and CET1 capital ratios compared to December 31, 2015 resulted mainly from the impact of the NI Bancshares transaction that was completed during the year. The Bank's regulatory ratios exceeded all regulatory mandated ratios for characterization as "well-capitalized" as of December 31, 2016.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2016 and 2015 for the Company and the Bank, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Stock Repurchase Programs
Shares repurchased are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 119,823 treasury shares in 2016 and 154,125 treasury shares in 2015 to fund these plans.
Dividends
The Company's Board declared stock dividends of $0.07 per share for the first quarter of 2014, followed by an increase to $0.08 per share for each of the quarters from the second quarter of 2014 through the fourth quarter of 2014. The Company increased the quarterly dividend to $0.09 per share for each of the quarters from the first quarter of 2015 through the fourth quarter of 2016.

QUARTERLY EARNINGS
Table 29
Quarterly Earnings Performance (1)
(Dollar amounts in thousands, except per share data)

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$96,328	$97,906	$96,550	$87,548	$84,667	$84,292	$84,556	$82,469
Interest expense	8,304	6,934	6,569	6,834	6,655	6,390	5,654	5,687
Net interest income	88,024	90,972	89,981	80,714	78,012	77,902	78,902	76,782
Provision for loan losses	5,307	9,998	8,085	7,593	4,500	4,100	6,000	6,552
Fee-based revenues	37,107	38,466	35,934	33,594	33,927	33,118	31,573	28,641
Net securities gains	323	187	23	887	822	524	515	512
Other noninterest income	2,281	7,200	1,865	1,445	1,729	1,372	1,900	1,948
Noninterest expense	92,669	82,888	81,354	82,589	86,743	74,365	73,451	72,657
Income before income tax expense	29,759	43,939	38,364	26,458	23,247	34,451	33,439	28,674
Income tax expense	9,041	15,537	13,097	8,496	6,923	11,167	10,865	8,792
Net income	$20,718	$28,402	$25,267	$17,962	$16,324	$23,284	$22,574	$19,882
Basic earnings per common share	$0.25	$0.35	$0.31	$0.23	$0.21	$0.30	$0.29	$0.26
Diluted earnings per common share	$0.25	$0.35	$0.31	$0.23	$0.21	$0.30	$0.29	$0.26
Diluted earnings per common share, excluding certain significant transactions (2)	$0.32	$0.32	$0.32	$0.27	$0.29	$0.30	$0.29	$0.26
Dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09
Return on average common equity	6.42%	8.85%	8.13%	6.06%	5.55%	8.06%	7.97%	7.15%
Return on average common equity, excluding certain significant transactions (2)	8.02%	8.03%	8.25%	7.09%	7.60%	8.06%	7.97%	7.15%
Return on average assets	0.72%	1.00%	0.93%	0.72%	0.66%	0.94%	0.94%	0.85%
Return on average assets, excluding certain significant transactions (2)	0.90%	0.91%	0.94%	0.84%	0.90%	0.94%	0.94%	0.85%
Tax-equivalent net interest margin	3.44%	3.60%	3.72%	3.66%	3.59%	3.58%	3.76%	3.79%

(1)	All ratios are presented on an annualized basis.

(2)	These ratios are non-GAAP metrics. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Quarterly earnings performance was impacted by certain significant transactions. Net income for the fourth, third, second, and first quarters of 2016 include pre-tax acquisition and integration expenses of $7.5 million, $1.2 million, $618,000, and $5.0 million, respectively. In addition, earnings for the fourth quarter of 2016 were impacted by a pre-tax lease cancellation fee of $950,000 and earnings for the third quarter of 2016 were impacted by a $5.5 million pre-tax gain as a result of the Company's sale-leaseback transaction. Excluding these certain significant transactions, earnings per share was $0.32 for each of the fourth, third, and second quarters of 2016 and $0.27 for the first quarter of 2016. Certain significant transactions that impacted net income for the fourth quarter of 2015 include valuation adjustments related to strategic branch initiatives of $8.6 million and acquisition and integration expenses of $1.4 million. Excluding these transactions, earnings per share was $0.29 for the fourth quarter of 2015.
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
Valuation of Securities
The fair values of securities are based on quoted prices obtained from third-party pricing services or dealer market participants where a ready market for such securities exists. In the absence of quoted prices or where a market for the security does not exist, management judgment and estimation is used, which may include modeling-based techniques. The use of different judgments and estimates to determine the fair value of securities could result in a different fair value estimate.
On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, management considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities; intent to hold the security until its value recovers; and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities gains, but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive (loss) income unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. The determination of OTTI is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), excluding certain significant transactions, the efficiency ratio, return on average assets, excluding certain significant transactions, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, and return on average tangible common equity, and return on average tangible common equity, excluding certain significant transactions.
The Company presents EPS, the efficiency ratio, return on average assets, and return on average tangible common equity, all excluding certain significant transactions. All of these metrics exclude acquisition and integration related expenses associated with completed and pending acquisitions, the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation, the net gain on the sale-leaseback transaction, and property valuation adjustments related to strategic branch initiatives. Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, and return on average tangible common equity are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Earnings Per Share
Net income	$92,349	$82,064	$69,306
Net income applicable to non-vested restricted shares	(1,043)	(882)	(836)
Net income applicable to common shares	91,306	81,182	68,470
Certain significant transactions, net of tax:
Acquisition and integration related expenses	14,352	1,389	13,872
Tax effect of acquisition and integration related expenses	(5,741)	(556)	(5,549)
Lease cancellation fee	950	—	—
Tax effect of lease cancellation fee	(380)	—	—
Net gain on sale-leaseback transaction	(5,509)	—	—
Tax effect of net gain on sale-leaseback transaction	2,204	—	—
Property valuation adjustments	—	8,581	—
Tax effect of property valuation adjustments	—	(3,432)	—
Gains on sales of properties	—	—	(3,954)
Tax effect of gains on sales of properties	—	—	1,582
Loss on early extinguishment of debt	—	—	2,059
Tax effect loss on early extinguishment of debt	—	—	(824)
Total certain significant transactions, net of tax	5,876	5,982	7,186
Net income applicable to common shares, excluding certain significant transactions (1)	$97,182	$87,164	$76,793
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	79,797	77,059	74,484
Dilutive effect of common stock equivalents	13	13	12
Weighted-average diluted common shares outstanding	79,810	77,072	74,496
Basic EPS	$1.14	$1.05	$0.92
Diluted EPS	$1.14	$1.05	$0.92
Diluted EPS, excluding certain significant transactions (1)	$1.22	$1.13	$1.03
Tax-Equivalent Net Interest Income
Net interest income	$349,691	$311,598	$276,852
Tax-equivalent adjustment	8,643	10,679	11,737
Tax-equivalent net interest income (2)	$358,334	$322,277	$288,589
Efficiency Ratio Calculation
Noninterest expense	$339,500	$307,216	$283,826
Less:
Net OREO expense	(3,024)	(5,281)	(7,075)
Acquisition and integration related expenses	(14,352)	(1,389)	(13,872)
Lease cancellation fee	(950)	—	—
Property valuation adjustments	—	(8,581)	—
Total	$321,174	$291,965	$262,879
Tax-equivalent net interest income (2)	$358,334	$322,277	$288,589
Fee-based revenues	145,101	127,259	111,081
Add:
Other income, excluding BOLI income	3,635	2,764	2,672
BOLI income	3,647	4,185	2,873
Tax-equivalent adjustment of BOLI income	2,431	2,790	1,915
Total	$513,148	$459,275	$407,130
Efficiency ratio	62.59%	63.57%	64.57%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	Years Ended December 31,
	2016	2015	2014
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$91,306	$81,182	$68,470
Intangibles amortization	4,682	3,920	2,889
Tax effect of intangibles amortization	(1,873)	(1,568)	(1,156)
Net income applicable to common shares, excluding intangibles amortization	94,115	83,534	70,203
Certain significant transactions, net of tax	$5,876	$5,982	$7,186
Net income applicable to common shares, excluding intangibles amortization and certain significant transactions (1)	$99,991	$89,516	$78,526
Average stockholders' equity	$1,236,606	$1,132,058	1,043,566
Less: average intangible assets	(363,112)	(332,269)	(290,303)
Average tangible common equity	$873,494	$799,789	$753,263
Return on average common equity	7.38%	7.17%	6.56%
Return on average tangible common equity	10.77%	10.44%	9.32%
Return on average tangible common equity, excluding certain significant transactions (1)	11.45%	11.19%	10.42%
Return on Average Assets
Net income	$92,349	$82,064	$69,306
Certain significant transactions, net of tax	5,876	5,982	7,186
Net income, excluding certain significant transactions (1)	$98,225	$88,046	$77,629
Average assets	$10,934,240	$9,702,051	$8,677,712
Return on average assets	0.84%	0.85%	0.80%
Return on average assets, excluding certain significant transactions (1)	0.90%	0.91%	0.89%

	As of December 31,
	2016	2015
Tangible Common Equity
Stockholders' equity	$1,257,080	$1,146,268
Less: goodwill and other intangible assets	(366,876)	(339,277)
Tangible common equity	890,204	806,991
Less: accumulated other comprehensive income ("AOCI")	40,910	28,389
Tangible common equity, excluding AOCI	$931,114	$835,380
Total assets	$11,422,555	$9,732,676
Less: goodwill and other intangible assets	(366,876)	(339,277)
Tangible assets	$11,055,679	$9,393,399
Risk-weighted assets	$10,019,434	$8,687,864
Tangible common equity to tangible assets	8.05%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.42%	8.89%
Tangible common equity to risk-weighted assets	8.88%	9.29%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Performance
Net income	$20,718	$28,402	$25,267	$17,962	$16,324	$23,284	$22,574	$19,882
Net income applicable to non- vested restricted shares	(217)	(324)	(290)	(212)	(179)	(226)	(249)	(228)
Net income applicable to common shares	20,501	28,078	24,977	17,750	16,145	23,058	22,325	19,654
Acquisition and integration related expenses	7,542	1,172	618	5,020	1,389	—	—	—
Tax effect of acquisition and integration related expenses	(3,017)	(469)	(247)	(2,008)	(556)	—	—	—
Lease cancellation fee	950	—	—	—	—	—	—	—
Tax effect of lease cancellation fee	(380)	—	—	—	—	—	—	—
Net gain on sale-leaseback transaction	—	(5,509)	—	—	—	—	—	—
Tax effect of net gain on sale- leaseback transaction	—	2,204	—	—	—	—	—	—
Property valuation adjustments	—	—	—	—	8,581	—	—	—
Tax effect of property valuation adjustments	—	—	—	—	(3,432)	—	—	—
Net income applicable to common shareholders, excluding certain significant transactions	$25,596	$25,476	$25,348	$20,762	$22,127	$23,058	$22,325	$19,654
Weighted-average diluted common shares outstanding	80,430	80,409	80,396	77,992	77,134	77,119	77,101	76,930
Average stockholders' equity	1,269,993	1,261,702	1,235,497	1,178,588	1,154,506	1,134,967	1,123,530	1,114,762
Average assets	11,380,108	11,322,325	10,968,516	10,056,845	9,822,430	9,875,632	9,642,529	9,461,741
Diluted earnings per common share	$0.25	$0.35	$0.31	$0.23	$0.21	$0.30	$0.29	$0.26
Diluted earnings per common share, excluding certain significant transactions	$0.32	$0.32	$0.32	$0.27	$0.29	$0.30	$0.29	$0.26
Return on average common equity (3)	6.42%	8.85%	8.13%	6.06%	5.55%	8.06%	7.97%	7.15%
Return on average common equity, excluding certain significant transactions (3)	8.02%	8.03%	8.25%	7.09%	7.60%	8.06%	7.97%	7.15%
Return on average assets (3)	0.72%	1.00%	0.93%	0.72%	0.66%	0.94%	0.94%	0.85%
Return on average assets, excluding certain significant transactions (3)	0.90%	0.91%	0.94%	0.84%	0.90%	0.94%	0.94%	0.85%

(1)
Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions, the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation, the net gain on the sale-leaseback transaction, and property valuation adjustments related to strategic branch initiatives.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of December 31, 2016 and 2015, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
This simulation analysis is based on expected future cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. In addition, this sensitivity analysis examines assets and liabilities at the beginning of the measurement period and does not assume any changes from growth or business plans over the next twelve months. Interest-earning assets and interest-bearing liabilities are assumed to re-price based on contractual terms over the twelve-month measurement period assuming an instantaneous parallel shift in interest rates in effect at the beginning of the measurement period. The simulation analysis also incorporates assumptions based on the historical behavior of deposit rates in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income, but does provide an indication of the Company's sensitivity to changes in interest rates. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of December 31, 2016, compared to 54% and 46%, respectively, as of December 31, 2015. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps.
As of December 31, 2016, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 95% of the total compared to 5% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 84% of fixed rate securities and 16% of floating rate interest-bearing deposits in other banks as of December 31, 2015. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $271.5 million, or 5%, of the floating rate loan portfolio as of December 31, 2016 compared to $374.5 million, or 10%, of the floating rate loan portfolio as of December 31, 2015. On the liability side of the balance sheet, 86% of deposits as of December 31, 2016 and 2015, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
December 31, 2016:
Dollar change	$44,092	$25,412	$12,763	$(26,013)
Percent change	12.3%	7.1%	3.6%	(7.2)%
December 31, 2015:
Dollar change	$46,556	$28,038	$19,420	$(18,421)
Percent change	14.8%	8.9%	6.2%	(5.9)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percent changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2016 would increase net interest income by $25.4 million, or 7.1%, over the next twelve months compared to no change in interest rates. This same measure was $28.0 million, or 8.9%, as of December 31, 2015.
Overall, positive risk volatility to rising rates as of December 31, 2016 decreased slightly compared to December 31, 2015. While floating rate loan balances increased, interest-bearing deposit accounts were impacted by a rise in the assumed interest rates paid as we move through a rising interest rate environment. The acquisition of Standard during the first quarter of 2017 is not expected to have a significant impact on our interest rate risk volatility.

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

/s/ MICHAEL L. SCUDDER	/s/ PATRICK S. BARRETT
Michael L. Scudder	Patrick S. Barrett
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2017

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2016	2015
Assets
Cash and due from banks	$155,055	$114,587
Interest-bearing deposits in other banks	107,093	266,615
Trading securities, at fair value	17,920	16,894
Securities available-for-sale, at fair value	1,919,450	1,306,636
Securities held-to-maturity, at amortized cost (fair value 2016 – $18,212; 2015 – $20,054)	22,291	23,152
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	59,131	39,306
Loans	8,254,145	7,161,715
Allowance for loan losses	(86,083)	(73,630)
Net loans	8,168,062	7,088,085
Other real estate owned ("OREO")	26,083	27,782
Premises, furniture, and equipment, net	82,577	122,278
Investment in bank-owned life insurance ("BOLI")	219,746	209,601
Goodwill and other intangible assets	366,876	339,277
Accrued interest receivable and other assets	278,271	178,463
Total assets	$11,422,555	$9,732,676
Liabilities
Noninterest-bearing deposits	$2,766,748	$2,414,454
Interest-bearing deposits	6,061,855	5,683,284
Total deposits	8,828,603	8,097,738
Borrowed funds	879,008	165,096
Senior and subordinated debt	194,603	201,208
Accrued interest payable and other liabilities	263,261	122,366
Total liabilities	10,165,475	8,586,408
Stockholders' Equity
Common stock	913	882
Additional paid-in capital	498,937	446,672
Retained earnings	1,016,674	953,516
Accumulated other comprehensive loss, net of tax	(40,910)	(28,389)
Treasury stock, at cost	(218,534)	(226,413)
Total stockholders' equity	1,257,080	1,146,268
Total liabilities and stockholders' equity	$11,422,555	$9,732,676

	December 31, 2016		December 31, 2015
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	91,284	—	88,228
Shares outstanding	—	81,325	—	77,952
Treasury shares	—	9,959	—	10,276

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest Income
Loans	$337,998	$300,303	$265,501
Investment securities – taxable	28,724	18,082	14,516
Investment securities – tax-exempt	8,737	13,861	16,716
Other short-term investments	2,873	3,738	3,131
Total interest income	378,332	335,984	299,864
Interest Expense
Deposits	9,863	9,527	10,377
Borrowed funds	6,313	2,314	573
Senior and subordinated debt	12,465	12,545	12,062
Total interest expense	28,641	24,386	23,012
Net interest income	349,691	311,598	276,852
Provision for loan losses	30,983	21,152	19,168
Net interest income after provision for loan losses	318,708	290,446	257,684
Noninterest Income
Service charges on deposit accounts	40,665	39,979	36,910
Wealth management fees	33,071	29,162	26,474
Card-based fees	29,104	26,984	24,340
Merchant servicing fees	12,533	11,739	11,260
Mortgage banking income	10,162	5,741	4,011
Capital market products income	10,024	4,806	2,231
Other service charges, commissions, and fees	9,542	8,848	5,855
Net gain on sale-leaseback transaction	5,509	—	—
BOLI income	3,647	4,185	2,873
Net securities gains	1,420	2,373	8,097
Other income	3,635	2,764	4,567
Total noninterest income	159,312	136,581	126,618
Noninterest Expense
Salaries and wages	151,341	133,739	116,578
Retirement and other employee benefits	33,309	31,852	27,245
Net occupancy and equipment expense	41,154	38,720	35,181
Professional services	25,122	22,720	23,436
Technology and related costs	14,765	14,581	12,875
Merchant card expense	10,782	9,886	9,195
Advertising and promotions	7,787	7,606	8,159
Federal Deposit Insurance Corporation ("FDIC") premiums	6,268	6,017	5,824
Net OREO expense	3,024	5,281	7,075
Cardholder expense	5,812	5,243	4,251
Other expenses	24,834	21,601	20,135
Acquisition and integration related expenses	14,352	1,389	13,872
Lease cancellation fee	950	—	—
Property valuation adjustments	—	8,581	—
Total noninterest expense	339,500	307,216	283,826
Income before income tax expense	138,520	119,811	100,476
Income tax expense	46,171	37,747	31,170
Net income	$92,349	$82,064	$69,306
Per Common Share Data
Basic earnings per common share	$1.14	$1.05	$0.92
Diluted earnings per common share	1.14	1.05	0.92
Weighted-average common shares outstanding	79,797	77,059	74,484
Weighted-average diluted common shares outstanding	79,810	77,072	74,496

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$92,349	$82,064	$69,306
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(19,204)	(9,824)	37,173
Tax effect	7,682	3,906	(14,918)
Net of tax	(11,522)	(5,918)	22,255
Reclassification of net gains included in net income:
Before tax	1,420	2,373	8,097
Tax effect	(568)	(970)	(3,311)
Net of tax	852	1,403	4,786
Net unrealized holding (losses) gains	(12,374)	(7,321)	17,469
Derivative Instruments
Unrealized holding gains (losses):
Before tax	2,175	(2,233)	(1,930)
Tax effect	(883)	903	792
Net of tax	1,292	(1,330)	(1,138)
Unrecognized Net Pension Costs
Unrealized holding losses:
Before tax	(2,002)	(6,570)	(9,127)
Tax effect	563	2,687	3,733
Net of tax	(1,439)	(3,883)	(5,394)
Total other comprehensive (loss) income	(12,521)	(12,534)	10,937
Total comprehensive income	$79,828	$69,530	$80,243

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(20,419)	$—	$(6,373)	$(26,792)
Other comprehensive income	17,469	(1,138)	(5,394)	10,937
Balance at December 31, 2014	(2,950)	(1,138)	(11,767)	(15,855)
Other comprehensive loss	(7,321)	(1,330)	(3,883)	(12,534)
Balance at December 31, 2015	(10,271)	(2,468)	(15,650)	(28,389)
Other comprehensive loss	(12,374)	1,292	(1,439)	(12,521)
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	75,071	$858	$414,293	$853,740	$(26,792)	$(240,657)	$1,001,442
Net income	—	—	—	69,306	—	—	69,306
Other comprehensive income	—	—	—	—	10,937	—	10,937
Common dividends declared ($0.31 per common share)	—	—	—	(23,530)	—	—	(23,530)
Acquisition, net of issuance costs	2,441	24	38,276	—	—	—	38,300
Restricted stock activity	176	—	(8,560)	—	—	6,585	(1,975)
Treasury stock issued to benefit plans	7	—	(137)	—	—	506	369
Share-based compensation expense	—	—	5,926	—	—	—	5,926
Balance at December 31, 2014	77,695	882	449,798	899,516	(15,855)	(233,566)	1,100,775
Net income	—	—	—	82,064	—	—	82,064
Other comprehensive loss	—	—	—	—	(12,534)	—	(12,534)
Common dividends declared ($0.36 per common share)	—	—	—	(28,064)	—	—	(28,064)
Purchase of treasury stock	(7)	—	—	—	—	(120)	(120)
Restricted stock activity	267	—	(10,236)	—	—	6,940	(3,296)
Treasury stock issued to benefit plans	(3)	—	(132)	—	—	333	201
Share-based compensation expense	—	—	7,242	—	—	—	7,242
Balance at December 31, 2015	77,952	882	446,672	953,516	(28,389)	(226,413)	1,146,268
Net income	—	—	—	92,349	—	—	92,349
Other comprehensive loss	—	—	—	—	(12,521)	—	(12,521)
Common dividends declared ($0.36 per common share)	—	—	—	(29,191)	—	—	(29,191)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	13	—	227	—	—	—	227
Restricted stock activity	326	—	(10,685)	—	—	8,012	(2,673)
Treasury stock issued to benefit plans	(8)	—	(21)	—	—	(133)	(154)
Share-based compensation expense	—	—	7,879	—	—	—	7,879
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$92,349	$82,064	$69,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,983	21,152	19,168
Depreciation of premises, furniture, and equipment	12,804	13,367	12,224
Net amortization of premium on securities	13,653	4,849	8,218
Net securities gains	(1,420)	(2,373)	(8,097)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(8,931)	(6,847)	(4,069)
Net losses on early extinguishment of debt	—	—	2,059
Net losses on sales and valuation adjustments of OREO	1,196	2,631	3,325
Amortization of the FDIC indemnification asset	1,185	1,461	3,315
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(4,762)	7,718	(3,277)
BOLI income	(3,647)	(4,185)	(2,873)
Net pension (income) cost	(513)	622	(959)
Share-based compensation expense	7,879	7,242	5,926
Tax expense related to share-based compensation	(685)	(1,200)	(106)
Provision for deferred income tax (benefit) expense	(1,367)	16,897	16,215
Amortization of other intangible assets	4,682	3,920	2,889
Originations of mortgage loans held-for-sale	(238,192)	(158,699)	(97,535)
Proceeds from sales of mortgage loans held-for-sale	246,642	158,791	96,006
Net (increase) decrease in trading securities	(1,026)	566	(143)
Net (increase) decrease in accrued interest receivable and other assets	(76,902)	10,023	(18,015)
Net increase (decrease) in accrued interest payable and other liabilities	47,118	(1,042)	22,367
Net cash provided by operating activities	121,046	156,957	125,944
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	360,303	322,764	172,001
Proceeds from sales of securities available-for-sale	53,186	93,909	27,805
Purchases of securities available-for-sale	(933,317)	(509,481)	(25,856)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	8,077	4,645	4,675
Purchases of securities held-to-maturity	(5,352)	(1,242)	(2,638)
Purchases of FHLB stock	(18,276)	(1,190)	(427)
Net increase in loans	(714,213)	(399,807)	(279,654)
Proceeds from claims on BOLI, net of premiums paid	1,588	1,082	(85)
Proceeds from sales of OREO	7,539	18,572	22,368
Proceeds from sales of premises, furniture, and equipment	152,863	1,230	3,906
Purchases of premises, furniture, and equipment	(19,083)	(11,269)	(14,085)
Net cash received from (paid for) acquisitions	57,347	(16,047)	200,645
Net cash (used in) provided by investing activities	(1,049,338)	(496,834)	108,655
Financing Activities
Net increase (decrease) in deposit accounts	135,944	118,167	(73,244)
Net increase (decrease) in borrowed funds	711,496	25,902	(1,288)
Purchase of treasury stock	—	(120)	—
Net proceeds from the issuance of subordinated debt	146,484	—	—
Payments for the retirement of senior and subordinated debt	(153,500)	—	—
Payment for the termination of FHLB advances	—	—	(116,609)
Cash dividends paid	(29,198)	(27,036)	(22,568)
Restricted stock activity	(2,476)	(2,890)	(2,781)
Excess tax benefit related to share-based compensation	488	794	912
Net cash provided by (used in) financing activities	809,238	114,817	(215,578)
Net (decrease) increase in cash and cash equivalents	(119,054)	(225,060)	19,021
Cash and cash equivalents at beginning of year	381,202	606,262	587,241
Cash and cash equivalents at end of year	$262,148	$381,202	$606,262

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$57,553	$25,022	$16,375
Interest paid to depositors and creditors	27,400	24,535	23,088
Dividends declared, but unpaid	7,243	7,250	6,222
Common stock issued for acquisitions, net of issuance costs	54,896	—	38,300
Non-cash transfers of loans to OREO	4,173	13,504	18,079
Non-cash transfers of loans held-for-investment to loans held-for-sale	93,981	57,130	76,446

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily throughout the Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. The Company operates three wholly-owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst manages certain non-performing assets of the Company. Parasol serves in an advisory capacity to certain wealth management accounts with the Bank.
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
FHLB and FRB Stock – The Company, as a member of the FHLB and FRB, is required to maintain an investment in the capital stock of the FHLB and FRB. No ready market exists for these stocks, and they have no quoted market values. The stock is redeemable at par by the FHLB and FRB and is, therefore, carried at cost and periodically evaluated for impairment.
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
Acquired and Covered Loans – Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. During 2015, certain covered loans were no longer covered under the FDIC Agreements, and are included in acquired loans and no longer classified as covered loans. Covered loans and acquired loans are included within loans held-for-investment.
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
90-Days Past Due Loans – The Company's accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
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
The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount. If the value of an impaired loan is less than the recorded book value, the Company either establishes a valuation allowance (i.e., a specific reserve) equal to the excess of the book value over the collateral value of the loan as a component of the allowance for loan losses or charges off the amount if it is a confirmed loss.
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
OREO – OREO consists of properties acquired through foreclosure in partial or total satisfaction of defaulted loans. At initial transfer into OREO, properties are recorded at fair value, less estimated selling costs. Subsequently, OREO is carried at the lower of the cost basis or fair value, less estimated selling costs. OREO write-downs occurring at the transfer date are charged against the allowance for loan losses, establishing a new cost basis. Subsequent to the initial transfer, the carrying values of OREO may be adjusted through a valuation allowance to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, or changes in disposition strategies. Increases in value can be recognized through a reduction in the valuation allowance, but may not exceed the established cost basis. These valuation adjustments, along with expenses related to maintenance of the properties, are included in net OREO expense in the Consolidated Statements of Income.

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
2.  RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern: In August of 2014, the Financial Accounting Standards Board ("FASB") issued guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual and interim periods ending after December 15, 2016. The adoption of this guidance on December 31, 2016 did not impact the Company's financial condition, results of operations, or liquidity.
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
The guidance was initially effective for annual and interim reporting periods beginning on or after December 15, 2016 but was deferred to December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is permitted, but not before the original effective date. The Company’s revenue is comprised of net interest income on financial assets and liabilities, which are excluded from the scope of this guidance, and noninterest income. The Company expects that this guidance will change how revenue from certain revenue streams is recognized within wealth management fees but does not expect these changes to have a significant impact on the Company’s financial condition, results of operations, or liquidity. The Company continues to evaluate the impact of this guidance on other components of noninterest income.
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
During the third quarter of 2016, the Company entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $81.0 million remaining as of December 31, 2016. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see note 8 "Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
Update to Amendments to Consolidation Analysis: In October of 2016, the FASB issued guidance that changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the VIE model. This guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Income Taxes: In October of 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Clarifying the Definition of a Business: In January of 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

Accounting for Goodwill Impairment: In January of 2017, the FASB issued guidance that simplifies the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill using the second step of the quantitative two-step goodwill impairment model prescribed under current accounting guidance. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. This guidance is effective for annual and interim goodwill impairment testing dates beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
3.  ACQUISITIONS
Pending Acquisitions
Standard Bancshares, Inc.
On June 28, 2016, the Company entered into a definitive agreement to acquire Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. On January 6, 2017, the Company completed its acquisition of Standard. With the acquisition, the Company acquired all assets and assumed all liabilities of Standard including 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana, total assets of $2.6 billion, $2.0 billion in deposits, and $1.8 billion in loans. For additional discussion and disclosure related to the Standard acquisition, see note 25, "Subsequent Events."
Completed Acquisitions
NI Bancshares Corporation
On March 8, 2016, the Company completed its acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. As part of the acquisition, the Company acquired all assets and assumed all liabilities of NI Bancshares, which included ten banking offices in northern Illinois and over $700.0 million in trust assets under management. The merger consideration was a combination of Company common stock and cash, at a purchase price of $70.1 million. Goodwill of $21.8 million associated with the acquisition was recorded by the Company.
During 2016, the Company updated the fair value adjustments associated with the NI Bancshares transaction, which required a measurement period adjustment of $1.0 million to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments associated with these accounts and goodwill remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Peoples Bancorp, Inc
On December 3, 2015, the Company completed its acquisition of Peoples Bancorp, Inc. ("Peoples") and its wholly-owned banking subsidiary, The Peoples' Bank of Arlington Heights. With the acquisition, the Company acquired all assets and assumed all liabilities of Peoples, which included two banking offices in Arlington Heights, Illinois, at a purchase price of $16.8 million paid in cash. The Company recorded goodwill of $7.7 million associated with the acquisition.
During 2016, the Company finalized the fair value adjustments associated with the Peoples transaction, which required a measurement period adjustment of $121,000 to increase goodwill. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the NI Bancshares and Peoples transactions as of the acquisition date, including measurement period adjustments. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	NI Bancshares	Peoples
	March 8, 2016	December 3, 2015
Assets
Cash and due from banks and interest-bearing deposits in other banks	$72,533	$781
Securities available-for-sale	125,843	41,492
Securities held-to-maturity	1,864	—
FHLB and FRB stock	1,549	558
Loans	396,886	53,766
OREO	2,863	515
Investment in BOLI	8,384	—
Goodwill	21,751	7,665
Other intangible assets	10,409	580
Premises, furniture, and equipment	19,636	2,215
Accrued interest receivable and other assets	16,558	2,941
Total assets	$678,276	$110,513
Liabilities
Noninterest-bearing deposits	$130,909	$15,869
Interest-bearing deposits	464,012	75,944
Total deposits	594,921	91,813
Borrowed funds	2,416	1,200
Intangible liabilities	230	—
Accrued interest payable and other liabilities	10,627	672
Total liabilities	608,194	93,685
Consideration Paid
Common stock (2016 - 3,042,494 shares issued at $18.059 per share), net of $48,000 in issuance costs	54,896	—
Cash paid	15,186	16,828
Total consideration paid	70,082	16,828
	$678,276	$110,513
Expenses related to the acquisition and integration of completed and pending transactions totaled $14.4 million, $1.4 million and $13.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income. The completed acquisitions were not considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are not included.

4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2016				2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$48,581	$26	$(66)	$48,541	$17,000	$15	$(35)	$16,980
U.S. agency securities	183,528	519	(410)	183,637	86,461	351	(169)	86,643
Collateralized mortgage obligations ("CMOs")	1,064,130	969	(17,653)	1,047,446	695,198	1,072	(9,085)	687,185
Other mortgage-backed securities ("MBSs")	337,139	1,395	(5,879)	332,655	152,481	1,920	(871)	153,530
Municipal securities	273,319	1,245	(3,718)	270,846	321,437	6,443	(310)	327,570
Trust-preferred collateralized debt obligations ("CDOs")	47,681	261	(14,682)	33,260	48,287	34	(16,792)	31,529
Equity securities	3,206	147	(288)	3,065	3,282	86	(169)	3,199
Total securities available-for-sale	$1,957,584	$4,562	$(42,696)	$1,919,450	$1,324,146	$9,921	$(27,431)	$1,306,636
Securities Held-to-Maturity
Municipal securities	$22,291	$—	$(4,079)	$18,212	$23,152	$—	$(3,098)	$20,054
Trading Securities				$17,920				$16,894

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$73,669	$71,428	$2,336	$1,909
After one year to five years	429,166	416,112	6,834	5,583
After five years to ten years	2,592	2,513	2,975	2,431
After ten years	47,682	46,231	10,146	8,289
Securities that do not have a single contractual maturity date	1,404,475	1,383,166	—	—
Total	$1,957,584	$1,919,450	$22,291	$18,212
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion as of December 31, 2016 and $856.9 million as of December 31, 2015. No securities held-to-maturity were pledged as of December 31, 2016 or 2015.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2016 or 2015.

During the years ended December 31, 2016, 2015, and 2014 there were no material gross trading gains (losses). The following table presents net realized gains on securities available-for-sale for the three years ended December 31, 2016.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Gains on sales of securities:
Gross realized gains	$1,589	$2,519	$8,188
Gross realized losses	(169)	(146)	(63)
Net realized gains on sales of securities	1,420	2,373	8,125
Non-cash impairment charges:
OTTI	—	—	(28)
Net realized gains	$1,420	$2,373	$8,097
During 2016, net securities gains consisted primarily of sales of municipal securities at gains of $1.1 million and sales of MBSs, CMOs, and equity securities at net gains of $304,000. Net securities gains consisted primarily of sales of MBSs at gains of $1.9 million and sales of CMOs, municipal securities, and other investments at net gains of $521,000 during 2015. The sale of a non-accrual CDO at a gain of $3.5 million and other investments at gains totaling $4.6 million comprised net securities gains during 2014.
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the years ended December 31, 2016, 2015, and 2014. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$23,345	$23,516	$32,422
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	28
Losses on securities that did not previously have OTTI	—	—	—
Reduction for securities sales (2)	—	(171)	(8,934)
Ending balance	$23,345	$23,345	$23,516

(1)	Included in net securities gains in the Consolidated Statements of Income.

(2)
These reductions were driven by the sale of one CMO with a carrying value of $1.3 million during the year ended December 31, 2015 and one CDO with a carrying value of $1.3 million and one municipal security with a carrying value of $357,000 during the year ended December 31, 2014.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2016 and 2015.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2016
Securities Available-for-Sale
U.S. treasury securities	16	$33,505	$61	$3,995	$5	$37,500	$66
U.S. agency securities	28	62,064	364	11,814	46	73,878	410
CMOs	194	523,233	10,309	411,758	7,344	934,991	17,653
MBSs	68	221,174	4,726	77,780	1,154	298,954	5,880
Municipal securities	380	133,957	3,059	29,280	659	163,237	3,718
CDOs	7	—	—	30,592	14,682	30,592	14,682
Equity securities	2	404	201	2,319	86	2,723	287
Total	695	$974,337	$18,720	$567,538	$23,976	$1,541,875	$42,696
Securities Held-to-Maturity
Municipal securities	14	$—	$—	$18,212	$4,079	$18,212	$4,079

As of December 31, 2015
Securities Available-for-Sale
U.S. treasury securities	4	$7,946	$35	$—	$—	$7,946	$35
U.S. agency securities	10	30,620	169	—	—	30,620	169
CMOs	133	309,787	3,110	257,362	5,975	567,149	9,085
MBSs	27	63,028	427	31,980	444	95,008	871
Municipal securities	68	8,135	65	24,227	245	32,362	310
CDOs	8	8,034	971	21,642	15,821	29,676	16,792
Equity securities	2	485	120	2,305	49	2,790	169
Total	252	$428,035	$4,897	$337,516	$22,534	$765,551	$27,431
Securities Held-to-Maturity
Municipal securities	19	$20,054	$3,098	$—	$—	$20,054	$3,098

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2016 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of December 31, 2016 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs. For a detailed discussion of the CDO valuation methodology, see Note 22, "Fair Value."

5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Commercial and industrial	$2,827,658	$2,524,726
Agricultural	389,496	387,440
Commercial real estate:
Office, retail, and industrial	1,581,827	1,395,454
Multi-family	614,034	528,324
Construction	451,540	216,882
Other commercial real estate	979,359	931,190
Total commercial real estate	3,626,760	3,071,850
Total corporate loans	6,843,914	5,984,016
Home equity	732,604	653,468
1-4 family mortgages	416,354	355,854
Installment	237,999	137,602
Total consumer loans	1,386,957	1,146,924
Covered loans (1)	23,274	30,775
Total loans	$8,254,145	$7,161,715
Deferred loan fees included in total loans	$3,838	$5,191
Overdrawn demand deposits included in total loans	7,836	2,810

(1)	For information on covered loans, see Note 6, "Acquired and Covered Loans."
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
The carrying value of loans that were pledged to secure liabilities as of December 31, 2016 and 2015 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2016	2015
Loans pledged to secure:
FHLB advances	$3,667,202	$3,057,421
FRB's Discount Window Primary Credit Program	777,950	841,808
Total	$4,445,152	$3,899,229
Loan Sales
The following table presents loan sales for the years ended December 31, 2016, 2015, and 2014.
Loan Sales
(Dollar amounts in thousands)

	As of December 31,
	2016	2015	2014
Corporate loan sales
Proceeds from sales	$54,681	$31,091	$23,222
Less book value of loans sold	52,821	29,535	22,924
Net gain on corporate sales (1)	$1,860	$1,556	$298
1-4 family mortgage loan sales
Proceeds from sales	$290,383	$185,308	$148,680
Less book value of loans sold	283,312	180,017	144,909
Net gain on 1-4 family mortgage sales (2)	7,071	5,291	3,771
Total net gains on loan sales	$8,931	$6,847	$4,069

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)	Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. The Company also retained limited recourse for credit losses on the sold loans. A description of the recourse obligation is presented in Note 21, "Commitments, Guarantees, and Contingent Liabilities."
6.  ACQUIRED AND COVERED LOANS
Covered loans consist of loans acquired by the Company in FDIC-assisted transactions which are covered by the FDIC Agreements. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Both acquired and covered loans are included in loans in the Consolidated Statements of Financial Condition. The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, and the related FDIC indemnification asset are presented in Note 1, "Summary of Significant Accounting Policies."

During 2015, non-residential mortgage loans related to three FDIC-assisted transactions were no longer covered under the FDIC Agreements. These non-residential loans, which totaled $14.9 million and $21.0 million as of December 31, 2016 and 2015, respectively, are included in acquired loans and no longer classified as covered loans. The losses on residential mortgage loans will continue to be covered under the FDIC Agreements through various dates between December 31, 2019 and September 30, 2020.
The following table presents acquired and covered PCI and Non-PCI loans as of December 31, 2016 and 2015.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2016			2015
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$53,772	$613,339	$667,111	$50,286	$534,506	$584,792
Covered loans	7,895	15,379	23,274	9,919	20,856	30,775
Total acquired and covered loans	$61,667	$628,718	$690,385	$60,205	$555,362	$615,567
Acquired Non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $117.6 million and $61.6 million as of December 31, 2016 and 2015, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of December 31, 2016, 2015, and 2014.
Rollforwards of the carrying value of the FDIC indemnification asset for the three years ended December 31, 2016 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$3,903	$8,452	$16,585
Amortization	(1,185)	(1,461)	(3,315)
Change in expected reimbursements from the FDIC for changes in expected credit losses	330	1,313	(481)
Net payments to (from) the FDIC	1,474	(4,401)	(4,337)
Ending balance	$4,522	$3,903	$8,452
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$24,912	$28,244	$36,792
Additions	3,981	1,168	3,517
Accretion	(8,063)	(11,311)	(12,535)
Other (1)	(1,444)	6,811	470
Ending balance	$19,386	$24,912	$28,244

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash cash flows to be collected over the remaining estimated life of the underlying portfolio.

Total accretion on acquired and covered PCI and non-PCI loans for December 31, 2016, 2015, and 2014 was $14.6 million, $16.3 million, and $13.6 million, respectively.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2016 and 2015. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual	90 Days or More Past Due, Still Accruing Interest
As of December 31, 2016
Commercial and industrial	$2,816,442	$6,426	$4,790	$11,216	$2,827,658	$29,938	$374
Agricultural	388,596	—	900	900	389,496	181	736
Commercial real estate:
Office, retail, and industrial	1,563,867	5,327	12,633	17,960	1,581,827	17,277	1,129
Multi-family	612,428	858	748	1,606	614,034	311	604
Construction	450,927	332	281	613	451,540	286	—
Other commercial real estate	974,406	1,307	3,646	4,953	979,359	2,892	1,526
Total commercial real estate	3,601,628	7,824	17,308	25,132	3,626,760	20,766	3,259
Total corporate loans	6,806,666	14,250	22,998	37,248	6,843,914	50,885	4,369
Home equity	726,676	3,627	2,301	5,928	732,604	4,986	17
1-4 family mortgages	412,737	2,652	965	3,617	416,354	2,939	231
Installment	236,264	1,476	259	1,735	237,999	—	259
Total consumer loans	1,375,677	7,755	3,525	11,280	1,386,957	7,925	507
Covered loans	22,097	918	259	1,177	23,274	479	133
Total loans	$8,204,440	$22,923	$26,782	$49,705	$8,254,145	$59,289	$5,009
As of December 31, 2015
Commercial and industrial	$2,516,197	$4,956	$3,573	$8,529	$2,524,726	$5,587	$857
Agricultural	387,109	245	86	331	387,440	355	—
Commercial real estate:
Office, retail, and industrial	1,386,383	2,647	6,424	9,071	1,395,454	6,875	4
Multi-family	526,625	541	1,158	1,699	528,324	796	548
Construction	216,377	—	505	505	216,882	905	—
Other commercial real estate	922,531	3,575	5,084	8,659	931,190	5,611	661
Total commercial real estate	3,051,916	6,763	13,171	19,934	3,071,850	14,187	1,213
Total corporate loans	5,955,222	11,964	16,830	28,794	5,984,016	20,129	2,070
Home equity	647,175	3,247	3,046	6,293	653,468	5,310	216
1-4 family mortgages	350,980	2,680	2,194	4,874	355,854	3,416	528
Installment	136,780	753	69	822	137,602	20	69
Total consumer loans	1,134,935	6,680	5,309	11,989	1,146,924	8,746	813
Covered loans	29,808	405	562	967	30,775	555	174
Total loans	$7,119,965	$19,049	$22,701	$41,750	$7,161,715	$29,430	$3,057

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2016, 2015, and 2014 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Covered Loans	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
As of December 31, 2016
Beginning balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
Charge-offs	(9,844)	(4,707)	(307)	(134)	(2,932)	(5,229)	(140)	—	(23,293)
Recoveries	2,451	337	97	56	524	1,298	—	—	4,763
Net charge-offs	(7,393)	(4,370)	(210)	(78)	(2,408)	(3,931)	(140)	—	(18,530)
Provision for loan losses and other	11,028	8,788	1,002	2,082	4,050	4,613	(580)	(225)	30,758
Ending Balance	$40,709	$17,534	$3,254	$3,444	$7,730	$12,494	$918	$1,000	$87,083
As of December 31, 2015
Beginning balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510
Charge-offs	(15,885)	(2,887)	(545)	(136)	(2,643)	(4,187)	(634)	—	(26,917)
Recoveries	2,573	467	15	350	1,993	1,183	120	—	6,701
Net charge-offs	(13,312)	(2,420)	(530)	214	(650)	(3,004)	(514)	—	(20,216)
Provision for loan losses and other	20,928	4,544	743	(1,071)	(1,589)	2,671	(5,074)	(591)	20,561
Ending balance	$37,074	$13,116	$2,462	$1,440	$6,088	$11,812	$1,638	$1,225	$74,855
As of December 31, 2014
Beginning balance	$30,381	$10,405	$2,017	$6,316	$10,817	$13,010	$12,559	$1,616	$87,121
Charge-offs	(17,424)	(7,345)	(943)	(1,052)	(4,834)	(7,574)	(1,012)	—	(40,184)
Recoveries	3,800	497	87	166	1,727	729	1,199	—	8,205
Net charge-offs	(13,624)	(6,848)	(856)	(886)	(3,107)	(6,845)	187	—	(31,979)
Provision for loan losses and other	12,701	7,435	1,088	(3,133)	617	5,980	(5,520)	200	19,368
Ending balance	$29,458	$10,992	$2,249	$2,297	$8,327	$12,145	$7,226	$1,816	$74,510

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2016 and 2015.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2016
Commercial, industrial, and agricultural	$24,645	$3,189,327	$3,182	$3,217,154	$507	$39,554	$648	$40,709
Commercial real estate:
Office, retail, and industrial	16,287	1,553,234	12,306	1,581,827	—	16,148	1,386	17,534
Multi-family	398	601,429	12,207	614,034	—	3,059	195	3,254
Construction	34	447,058	4,448	451,540	—	3,280	164	3,444
Other commercial real estate	1,286	965,900	12,173	979,359	18	6,613	1,099	7,730
Total commercial real estate	18,005	3,567,621	41,134	3,626,760	18	29,100	2,844	31,962
Total corporate loans	42,650	6,756,948	44,316	6,843,914	525	68,654	3,492	72,671
Consumer	—	1,377,501	9,456	1,386,957	—	12,101	393	12,494
Covered loans	—	15,379	7,895	23,274	—	109	809	918
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$42,650	$8,149,828	$61,667	$8,254,145	$525	$81,864	$4,694	$87,083
As of December 31, 2015
Commercial, industrial, and agricultural	$2,871	$2,902,361	$6,934	$2,912,166	$883	$35,378	$813	$37,074
Commercial real estate:
Office, retail, and industrial	6,162	1,376,789	12,503	1,395,454	715	10,833	1,568	13,116
Multi-family	800	526,037	1,487	528,324	—	2,367	95	2,462
Construction	178	212,671	4,033	216,882	—	1,160	280	1,440
Other commercial real estate	3,665	913,161	14,364	931,190	—	5,367	721	6,088
Total commercial real estate	10,805	3,028,658	32,387	3,071,850	715	19,727	2,664	23,106
Total corporate loans	13,676	5,931,019	39,321	5,984,016	1,598	55,105	3,477	60,180
Consumer	—	1,135,959	10,965	1,146,924	—	11,425	387	11,812
Covered loans	—	20,856	9,919	30,775	—	248	1,390	1,638
Reserve for unfunded commitments	—	—	—	—	—	1,225	—	1,225
Total loans	$13,676	$7,087,834	$60,205	$7,161,715	$1,598	$68,003	$5,254	$74,855

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2016 and 2015. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2016				2015
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$11,579	$13,066	$29,514	$507	$1,673	$1,198	$4,592	$883
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	16,287	—	21,057	—	4,654	1,508	12,083	715
Multi-family	398	—	398	—	800	—	941	—
Construction	34	—	34	—	178	—	299	—
Other commercial real estate	1,016	270	2,141	18	3,665	—	4,403	—
Total commercial real estate	17,735	270	23,630	18	9,297	1,508	17,726	715
Total impaired loans individually evaluated for impairment	$29,314	$13,336	$53,144	$525	$10,970	$2,706	$22,318	$1,598

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2016, 2015, and 2014. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$9,178	$104	$8,940	$163	$16,137	$371
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	12,867	291	9,359	52	19,003	245
Multi-family	479	11	855	13	1,245	5
Construction	63	—	3,902	118	5,764	—
Other commercial real estate	2,809	86	3,310	44	6,014	138
Total commercial real estate	16,218	388	17,426	227	32,026	388
Total impaired loans	$25,396	$492	$26,366	$390	$48,163	$759

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, excluding covered loans, as of December 31, 2016 and 2015.
Corporate Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)(4)	Substandard (2)(4)	Non-accrual (3)	Total
As of December 31, 2016
Commercial and industrial	$2,638,833	$92,340	$66,547	$29,938	$2,827,658
Agricultural	366,382	17,039	5,894	181	389,496
Commercial real estate:
Office, retail, and industrial	1,491,030	34,007	39,513	17,277	1,581,827
Multi-family	607,324	4,370	2,029	311	614,034
Construction	438,946	111	12,197	286	451,540
Other commercial real estate	951,115	11,808	13,544	2,892	979,359
Total commercial real estate	3,488,415	50,296	67,283	20,766	3,626,760
Total corporate loans	$6,493,630	$159,675	$139,724	$50,885	$6,843,914
As of December 31, 2015
Commercial and industrial	$2,379,992	$86,263	$52,884	$5,587	$2,524,726
Agricultural	381,523	—	5,562	355	387,440
Commercial real estate:
Office, retail, and industrial	1,320,164	32,627	35,788	6,875	1,395,454
Multi-family	517,412	6,146	3,970	796	528,324
Construction	201,496	4,678	9,803	905	216,882
Other commercial real estate	898,746	13,179	13,654	5,611	931,190
Total commercial real estate	2,937,818	56,630	63,215	14,187	3,071,850
Total corporate loans	$5,699,333	$142,893	$121,661	$20,129	$5,984,016

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit a well-defined weakness that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured and collection of principal and interest is expected within a reasonable time.

(3)	Loans categorized as non-accrual exhibit a well-defined weakness that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $834,000 as of December 31, 2016 and $862,000 as of December 31, 2015.

Consumer Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2016
Home equity	$727,618	$4,986	$732,604
1-4 family mortgages	413,415	2,939	416,354
Installment	237,999	—	237,999
Total consumer loans	$1,379,032	$7,925	$1,386,957
As of December 31, 2015
Home equity	$648,158	$5,310	$653,468
1-4 family mortgages	352,438	3,416	355,854
Installment	137,582	20	137,602
Total consumer loans	$1,138,178	$8,746	$1,146,924
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2016 and 2015. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2016			2015
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$281	$150	$431	$294	$1,050	$1,344
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	155	4,733	4,888	164	—	164
Multi-family	586	168	754	598	186	784
Construction	—	—	—	—	—	—
Other commercial real estate	268	48	316	340	—	340
Total commercial real estate	1,009	4,949	5,958	1,102	186	1,288
Total corporate loans	1,290	5,099	6,389	1,396	1,236	2,632
Home equity	177	820	997	494	667	1,161
1-4 family mortgages	824	378	1,202	853	421	1,274
Installment	—	—	—	—	—	—
Total consumer loans	1,001	1,198	2,199	1,347	1,088	2,435
Total loans	$2,291	$6,297	$8,588	$2,743	$2,324	$5,067

(1)	These TDRs are included in non-accrual loans in the preceding tables.

TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of December 31, 2016, and there were $758,000 in specific reserves related to TDRs as of December 31, 2015.

The following table presents a summary of loans that were restructured during the years ended December 31, 2016, 2015, and 2014.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2016
Office, retail, and industrial	1	$5,460	$—	$—	$1,083	$4,377
Other commercial real estate	1	745	—	—	—	745
Total loans restructured during the period	2	$6,205	$—	$—	$1,083	$5,122
Year Ended December 31, 2015
Home equity	1	120	—	—	—	120
1-4 family mortgages	2	325	—	—	—	325
Total loans restructured during the period	3	$445	$—	$—	$—	$445
Year Ended December 31, 2014
Commercial and industrial	7	$23,852	$—	$—	$—	$23,852
Office, retail, and industrial	1	417	—	—	—	417
Multi-family	1	275	—	—	—	275
Home equity	1	75	—	—	—	75
Total loans restructured during the period	10	$24,619	$—	$—	$—	$24,619
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2016, 2015, and 2014 where the default occurred within twelve months of the restructure date.
TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—	2	$125
Home equity	1	119	—	—	1	77
Total	1	$119	—	$—	3	$202

A rollforward of the carrying value of TDRs for the years ended December 31, 2016, 2015, and 2014 is presented in the following table.

TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Accruing
Beginning balance	$2,743	$3,704	$23,770
Additions	—	120	804
Net payments	(120)	(774)	(1,440)
Returned to performing status	—	—	(20,656)
Net transfers (to) from non-accrual	(332)	(307)	1,226
Ending balance	2,291	2,743	3,704
Non-accrual
Beginning balance	2,324	19,904	4,083
Additions	6,205	325	23,815
Net (payments) advances	(1,072)	(15,525)	1,991
Charge-offs	(1,492)	(2,687)	(8,457)
Transfers to OREO	—	—	(302)
Loans sold	—	—	—
Net transfers from (to) accruing	332	307	(1,226)
Ending balance	6,297	2,324	19,904
Total TDRs	$8,588	$5,067	$23,608

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
There were no material commitments to lend additional funds to borrowers with TDRs as of December 31, 2016 and 2015.
8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Land	$18,304	$43,442
Premises	94,369	152,444
Furniture and equipment	105,859	90,672
Total cost	218,532	286,558
Accumulated depreciation	(140,030)	(171,708)
Net book value of premises, furniture, and equipment	78,502	114,850
Assets held-for-sale	4,075	7,428
Premises, furniture, and equipment, net	$82,577	$122,278

On September 27, 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. Upon the sale of the branches the Bank concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. The remaining pre-tax gain of $82.5 million was deferred and will be accreted into income on a straight-line basis over the initial terms of the leases. Accretion related to the deferred gain of $1.5 million was recognized in 2016 and is included in net occupancy and equipment expense in the Consolidated Statement of Income. Aggregate first year rent expense to be paid under the sale-leaseback transaction is approximately $10.5 million with a 1.50% annual rent escalation during the initial term and during the first and second five-year renewal periods.
As of December 31, 2016 and 2015, assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $12.8 million in 2016, $13.4 million in 2015, and $12.2 million in 2014.
Operating Leases
As of December 31, 2016, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year Ending December 31,
2017	$18,229
2018	16,650
2019	16,173
2020	15,580
2021	15,551
2022 and thereafter	145,095
Total minimum lease payments	$227,278
Deferred pre-tax gains of $82.5 million related to the sale-lease back transaction will be accreted as a reduction to lease expense in other expenses on the Condensed Consolidated Statements of Income on a straight-line basis over the initial terms of the leases.
The Company assumed certain operating leases related to various branches in a 2014 acquisition. On the date of acquisition, an intangible liability of $10.6 million was recorded as the cash flows of the leases exceeded the fair market value. This intangible liability is accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2018 to 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
Year Ending December 31,
2017	$1,180
2018	935
2019	685
2020	648
2021	648
2022 and thereafter	3,997
Total accretion	$8,093
The following table presents net operating lease expense for the years ended December 31, 2016, 2015, and 2014.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Lease expense charged to operations	$11,207	$6,850	$4,669
Accretion of operating lease intangible (1)	(1,171)	(1,144)	(453)
Accretion of deferred gain on sale-leaseback transaction (1)	(1,473)	—	—
Rental income from premises leased to others (1)	(527)	(606)	(541)
Net operating lease expense	$8,036	$5,100	$3,675

(1)	Included as reductions to net occupancy and equipment expense in the Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2016. It was determined that no impairment existed as of that date or as of December 31, 2016. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015, and 2014.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$319,007	$310,589	$264,062
Acquisitions	21,872	8,418	46,527
Ending balance	$340,879	$319,007	$310,589
The increase in goodwill for the year ended December 31, 2016 resulted from the NI Bancshares acquisition and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the Peoples acquisition. During the year ended December 31, 2015, the increase in goodwill resulted from the Peoples acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes Financial Resources, Inc. ("Great Lakes") acquisition. During the year ended December 31, 2014, the increase in goodwill resulted from the Popular Community Bank ("Popular") and Great Lakes acquisitions. See Note 3, "Acquisitions," for additional detail regarding transactions completed in 2016 and 2015.

The Company's other intangible assets are core deposit intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. During 2016 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2016			2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$48,550	$28,280	$20,270	$47,970	$24,360	$23,610	$33,775	$21,471	$12,304
Additions	10,409	—	10,409	580	—	580	14,195	—	14,195
Amortization expense	—	4,682	(4,682)	—	3,920	(3,920)	—	2,889	(2,889)
Ending balance	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270	$47,970	$24,360	$23,610
Weighted-average remaining life (in years)			7.6			7.4			8.0
Estimated remaining useful lives (in years)			0.6 to 9.3			0.8 to 10.0			0.3 to 10.3
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending December 31,
2017	$4,161
2018	3,237
2019	3,172
2020	3,121
2021	3,045
2022 and thereafter	9,261
Total	$25,997
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Demand deposits	$2,766,748	$2,414,454
Savings deposits	1,615,833	1,547,587
NOW accounts	1,675,421	1,456,175
Money market deposits	1,577,316	1,526,056
Time deposits less than $100,000	755,558	754,576
Time deposits greater than $100,000	437,727	398,890
Total deposits	$8,828,603	$8,097,738

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year Ending December 31,
2017	$679,232
2018	167,265
2019	106,690
2020	118,347
2021	121,385
2022 and thereafter	366
Total	$1,193,285

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Securities sold under agreements to repurchase	$129,008	$155,196
FHLB advances	750,000	9,900
Total borrowed funds	$879,008	$165,096
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2016, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. As of December 31, 2016, FHLB advances had fixed interest rates that range from 0.49% to 0.70% and maturity dates that range from January 9, 2017 to March 1, 2017.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 20 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2016 and 2015.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
FRBs Discount Window Primary Credit Program	$629,699	$655,745
Available federal funds lines	632,000	659,000
Correspondent bank line of credit	50,000	—

On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. The line of credit will mature on September 26, 2017. Management expects to use this line of credit for general corporate purposes. As of December 31, 2016, no amount was outstanding under the facility.
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.
12.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2016	2015
Senior notes	November 2011	November 2016	5.875%	$—	$114,891
Subordinated notes:
Due in 2026	September 2016	September 2026	5.875%	146,573	—
Due in 2016	March 2006	April 2016	5.850%	—	38,499
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,800	37,799
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,391	4,296
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,839	5,723
Total junior subordinated debentures				48,030	47,818
Total senior and subordinated debt				$194,603	$201,208

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company through the Great Lakes acquisition. As of December 31, 2016, these amounts include acquisition adjustments which resulted in a discount of $1.8 million to GLST II and $2.4 million to GLST III. The acquisition adjustments totaled $1.9 million and $2.5 million to GLST II and GLST III, respectively, as of December 31, 2015.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
On April 1, 2016, the $38.5 million of 5.850% subordinated notes matured and were repaid by the Company. On November 22, 2016, $115.0 million of 5.875% senior notes matured and were repaid by the Company.
Issuance of Subordinated Notes
On September 29, 2016, the Company completed the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026. Interest on the notes is payable semi-annually on March 29 and September 29, beginning on March 29, 2017. The Company received proceeds of $146.5 million, net of underwriting discounts and commissions and issuance costs. The Company used the net proceeds to repay at maturity the entire $115.0 million aggregate principal amount of its 5.875% senior notes on November 22, 2016, plus accrued interest, and for other general corporate purposes.
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

13.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On March 8, 2016, the Company issued 3,042,494 shares of its $0.01 par value common stock at a price of $18.059 as part of the consideration in the NI Bancshares acquisition. Additional information regarding the NI Bancshares acquisition is presented in Note 3, "Acquisitions."
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
Quarterly Dividend on Common Shares
The Company's Board of Directors ("the Board") declared stock dividends of $0.07 per share for the first quarter of 2014, and $0.08 per share for each of the quarters from the second quarter of 2014 through the fourth quarter of 2014. The Company increased the quarterly dividend to $0.09 per share for each of the quarters from the first quarter of 2015 through the fourth quarter of 2016.
Other than share-based compensation which is disclosed in Note 17, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2016.
14.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted EPS.
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net income	$92,349	$82,064	$69,306
Net income applicable to non-vested restricted shares	(1,043)	(882)	(836)
Net income applicable to common shares	$91,306	$81,182	$68,470
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	79,797	77,059	74,484
Dilutive effect of common stock equivalents	13	13	12
Weighted-average diluted common shares outstanding	79,810	77,072	74,496
Basic EPS	$1.14	$1.05	$0.92
Diluted EPS	1.14	1.05	0.92
Anti-dilutive shares not included in the computation of diluted EPS (1)	494	800	1,198

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

15.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$46,748	$18,524	$16,343
State	790	2,326	(1,388)
Total	47,538	20,850	14,955
Deferred income tax (benefit) expense:
Federal	(7,786)	12,048	7,901
State	6,419	4,849	8,314
Total	(1,367)	16,897	16,215
Total income tax expense	$46,171	$37,747	$31,170
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
Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$48,482	35.0%	$41,934	35.0%	$35,167	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt income, net of interest expense disallowance	(5,439)	(3.9)	(6,752)	(5.6)	(7,520)	(7.5)
State income tax, net of federal income tax effect	4,323	3.1	4,665	3.9	4,503	4.5
Other	(1,195)	(0.9)	(2,100)	(1.8)	(980)	(1.0)
Total	$46,171	33.3%	$37,747	31.5%	$31,170	31.0%
The increase in income tax expense and the effective tax rate from the years ended December 31, 2015 to 2016 was due primarily to higher pre-tax income subject to tax at statutory rates and a decrease in tax-exempt income. The increase in income tax expense and the effective tax rate from the years ended December 31, 2014 to 2015 resulted from an increase in pre-tax income subject to tax at statutory rates, partially offset by decreases in state statutory rates.
As of December 31, 2016, 2015, and 2014, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for credit losses	$30,399	$26,131
Deferred gain on sale-leaseback transaction	28,133	—
Unrealized losses on securities	18,320	18,328
Non-equity based compensation	6,060	3,739
Equity based compensation	5,228	5,469
OREO	4,336	2,597
Federal and state net operating loss ("NOL") carryforwards	388	7,679
Alternative minimum tax ("AMT") and other credit carryforwards	90	17,739
Property valuation adjustments	—	3,003
Other	10,997	8,375
Total deferred tax assets	103,951	93,060
Deferred tax liabilities:
Acquisition adjustments	(13,407)	(9,371)
Accrued retirement benefits	(6,281)	(6,065)
Deferred loan fees and costs	(3,172)	(2,432)
Cancellation of indebtedness income	(2,136)	(3,204)
Other	(6,442)	(5,039)
Total deferred tax liabilities	(31,438)	(26,111)
Deferred tax valuation allowance	—	—
Net deferred tax assets	72,513	66,949
Tax effect of adjustments related to other comprehensive (loss) income	27,694	19,744
Net deferred tax assets including adjustments	$100,207	$86,693
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2035	$574	$922
Illinois gross NOL carryforwards, begin to expire in 2027	26,342	160,016
Indiana gross NOL carryforwards, begin to expire in 2023	1,003	11,796
AMT credits	—	17,739
During the year ended December 31, 2016, the Company recorded net deferred tax assets of $4.4 million related to the NI Bancshares acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Peoples acquisition. Net deferred tax assets for the year ended December 31, 2015 includes $3.5 million of net deferred tax assets acquired from the Peoples acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes acquisition.
During the years ended December 31, 2016 and 2015, the Company transferred certain loans into Real Estate Mortgage Investment Conduit trusts which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.
Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2013.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$1,408	$912	$279
Additions for tax positions relating to the current year	640	480	635
Additions for tax positions relating to prior years	—	37	—
Reductions for tax positions relating to prior years	(9)	(21)	(2)
Ending balance	$2,039	$1,408	$912
Interest and penalties not included above (1):
Interest expense, net of tax effect, and penalties	$49	$20	$4
Accrued interest and penalties, net of tax effect, at end of year	73	24	4

(1)	Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance as of December 31, 2016, 2015, and 2014 are tax positions totaling $1.4 million, $936,000 and $597,000, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
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

Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Profit sharing expense (1)	$6,171	$6,919	$6,354
Company dividends received by the Profit Sharing Plan	$494	$466	$428
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,175,858	1,277,567	1,364,558
Fair value	$29,667	$23,546	$23,348

(1)	Included in retirement and other employee benefits in the Consolidated Statements of Income.

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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Accumulated benefit obligation	$68,959	$67,185
Change in projected benefit obligation:
Beginning balance	$67,185	$67,283
Service cost	—	—
Interest cost	1,635	2,334
Settlements	(3,136)	(7,320)
Actuarial loss	3,851	5,336
Benefits paid	(576)	(448)
Ending balance	$68,959	$67,185
Change in fair value of plan assets:
Beginning balance	$64,903	$72,193
Actual return on plan assets	3,998	478
Benefits paid	(576)	(448)
Settlements	(3,136)	(7,320)
Ending balance	$65,189	$64,903
Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent liability	$(3,770)	$(2,282)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—
Net loss	28,483	26,481
Net amount recognized	$28,483	$26,481
Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	41.3%	39.4%
Fair value of plan assets	43.7%	40.8%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$—	$—
Net loss	582	516
Net amount expected to be recognized	$582	$516
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	3.86%	3.99%
On December 31, 2015, the Company refined the calculation of the interest component of net periodic benefit expense for the Pension Plan. Previously, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the end of the period. Under the refined method, the Company utilized a full yield curve approach to estimate the component by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to more closely match the projected benefit cash flows and the corresponding yield curve spot rates, and to provide a more precise measurement of interest costs. This change had no impact on the measurement of the Company's total benefit obligations recorded as of December 31, 2015. The Company accounted for this change as a change in estimate that is inseparable from a change in accounting principle, and, accordingly, recognized its effect prospectively beginning in 2016.
To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2016 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive (loss) income is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost:
Interest cost	$1,635	$2,334	$2,346
Expected return on plan assets	(4,057)	(4,333)	(4,931)
Recognized net actuarial loss	571	367	249
Amortization of prior service cost	—	—	—
Recognized settlement loss	1,338	2,254	1,377
Net periodic (income) cost	(513)	622	(959)
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive (loss) income:
Net loss for the period	(3,911)	(9,191)	(10,752)
Amortization of net loss	1,909	2,621	1,625
Total unrealized loss	(2,002)	(6,570)	(9,127)
Total recognized in net periodic pension cost and other comprehensive (loss) income	$(1,489)	$(7,192)	$(8,168)
Weighted-average assumptions used to determine the net periodic cost:
Discount rate	3.99%	3.60%	4.30%
Expected return on plan assets	6.50%	6.50%	7.25%

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets (1)
			2016	2015
Asset Category:
Equity securities	50 - 60%	$38,910	60%	59%
Fixed income	30 - 48%	21,405	33%	35%
Cash equivalents	2 - 10%	4,874	7%	6%
Total		$65,189	100%	100%

(1)	Additional information regarding the fair value of Pension Plan assets as of December 31, 2016 can be found in Note 22, "Fair Value."
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
The following table presents estimated future pension benefit payments under the Pension Plan for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible.
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2017	$16,009
2018	5,308
2019	5,059
2020	4,747
2021	4,646
2022-2026	18,583
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
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2016
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	1,998,949
Directors Plan	481,250	101,727
Stock Options
Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Options outstanding beginning balance	756	$32.55
Expired	(270)	33.95
Options outstanding ending balance	486	$31.77	0.94	$558
Exercisable at the end of the year	486	$31.77	0.94	$558

(1)	Represents the average remaining contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2016. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model. No stock options were granted or exercised and no stock option award modifications were made during the three years ended December 31, 2016.

Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2016
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	908	$15.92	338	$15.19
Granted	494	17.28	126	17.28
Vested	(351)	14.69	(31)	14.69
Forfeited	(62)	16.72	(25)	16.72
Non-vested awards ending balance	989	$16.95	408	$15.78

In addition, non-management board members received 18,000 shares and 14,000 shares of common stock during the years ended December 31, 2016 and 2015, respectively.

Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$17.28	$16.95	$16.13
Total fair value of restricted stock and restricted stock unit awards vested during the year	12,231	7,615	7,546
Income tax benefit realized from the vesting/release of restricted stock and restricted stock unit awards	2,529	2,368	2,939
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
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Total share-based compensation expense (1)	$7,879	$7,242	$5,926
Income tax benefit	3,152	2,962	2,424
Share-based compensation expense, net of tax	$4,727	$4,280	$3,502
Unrecognized compensation expense	$9,990	$8,644	$6,937
Weighted-average amortization period remaining (in years)	1.3	1.4	1.3

(1)	Comprised of restricted stock, restricted stock unit, and performance share awards expense.

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
19.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $85.4 million as of December 31, 2016 and $66.9 million as of December 31, 2015 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2017 of $32.8 million plus its net profits for 2017, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 to risk-weighted assets, and Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material adverse effect on the Company's financial statements.
As of December 31, 2016, the Company and the Bank met all capital adequacy requirements. As of December 31, 2016, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.
The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and the Bank to be categorized as "well-capitalized."

Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2016
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,225,529	12.23	$864,176	8.625	N/A	N/A
First Midwest Bank	1,043,482	10.73	838,741	8.625	$972,454	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	991,873	9.90	663,788	6.625	N/A	N/A
First Midwest Bank	956,399	9.83	644,251	6.625	777,963	8.00
Common equity Tier 1 to risk-weighted assets:
First Midwest Bancorp, Inc.	941,315	9.39	513,496	5.125	N/A	N/A
First Midwest Bank	956,399	9.83	498,383	5.125	632,095	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	991,873	8.99	441,473	4.000	N/A	N/A
First Midwest Bank	956,399	8.76	436,560	4.000	545,700	5.00
As of December 31, 2015
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$968,331	11.15	$695,029	8.000	N/A	N/A
First Midwest Bank	929,167	11.02	674,380	8.000	$842,974	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	893,476	10.28	521,272	6.000	N/A	N/A
First Midwest Bank	854,322	10.13	505,785	6.000	674,380	8.00
Common equity Tier 1 to risk-weighted assets:
First Midwest Bancorp, Inc.	845,640	9.73	390,954	4.500	N/A	N/A
First Midwest Bank	854,322	10.13	379,338	4.500	547,933	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	893,476	9.40	380,043	4.000	N/A	N/A
First Midwest Bank	854,322	9.09	375,950	4.000	469,937	5.00
N/A – Not applicable.
In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The Basel III Capital Rules (i) introduced a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly defined CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital on a permanent basis and without any phase-out. As of December 31, 2016, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under prior capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank made a one-time permanent election to continue to exclude these items.

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

The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2016 and 2015.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Gross notional amount outstanding	$5,958	$11,620
Derivative liability fair value	(282)	(643)
Weighted-average interest rate received	2.63%	2.25%
Weighted-average interest rate paid	5.96%	6.36%
Weighted-average maturity (in years)	1.84	1.97
Fair value of derivative (1)	$296	$665

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the years ended December 31, 2016, 2015, and 2014, gains or losses related to fair value hedge ineffectiveness were not material.

Cash Flow Hedges
As of December 31, 2016, the Company hedged $735.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $735.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. Forward starting interest rate swaps totaling $325.0 million began on various dates between June of 2015 and June of 2016, and mature between June and August of 2019. The remaining forward starting interest rate swaps begin on various dates between February of 2017 and December of 2019 and mature between February of 2020 and December of 2021. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Gross notional amount outstanding	$1,470,000	$1,220,000
Derivative asset fair value	5,402	4,787
Derivative liability fair value	(7,390)	(8,950)
Weighted-average interest rate received	1.37%	1.24%
Weighted-average interest rate paid	1.11%	0.75%
Weighted-average maturity (in years)	2.83	3.91
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the years ended December 31, 2016 and 2015, there were no material gains or losses related to cash flow hedge ineffectiveness. As of December 31, 2016, the Company estimates that $3.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2016 and 2015, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $10.0 million, $4.8 million, and $2.2 million was recorded in noninterest income for the years ended December 31, 2016, 2015, and 2014, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Gross notional amount outstanding	$1,656,612	$853,385
Derivative asset fair value	13,478	11,446
Derivative liability fair value	(13,478)	(11,446)
Fair value of derivative (1)	13,753	11,939

(1)	This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2016 and 2015. The Company does not enter into derivative transactions for purely speculative purposes.

Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2016 and 2015, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2016 and 2015.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$18,880	$21,150	$16,233	$21,039
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	18,880	21,150	16,233	21,039
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(10,889)	(10,889)	(4,791)	(4,791)
Cash collateral pledged	—	(10,261)	—	(16,248)
Net credit exposure	$7,991	$—	$11,442	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2016 and 2015, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2016 and 2015, the Company was in compliance with these provisions.
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,522,152	$1,303,056
Commercial real estate	397,423	366,250
Home equity	426,384	352,114
Other commitments (1)	214,943	203,121
Total commitments to extend credit	$2,560,902	$2,224,541
Letters of credit	$100,430	$100,610
Recourse on assets sold:
Unpaid principal balance of loans sold	$187,158	$196,389
Carrying value of recourse obligation (2)	142	87

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Letters of credit generally are contingent on the failure of the customer to perform according to the terms of the contract with the third-party and are often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued to facilitate transactions between a customer and a third-party based on agreed upon terms.
The maximum potential future payments guaranteed by the Company under letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral, including real estate, production plants and property, marketable securities, or receipt of cash.
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2016 or 2015.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2016. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Assets and liabilities are assigned to a level within the fair value hierarchy based on the lowest level of significant input used to measure fair value. Assets and liabilities may change levels within the fair value hierarchy due to market conditions or other circumstances. Those transfers are recognized on the date of the event that prompted the transfer. There were no transfers of assets or liabilities required to be measured at fair value on a recurring basis between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,645	$—	$—	$2,530	$—	$—
Mutual funds	16,275	—	—	14,364	—	—
Total trading securities	17,920	—	—	16,894	—	—
Securities available-for-sale:
U.S. treasury securities	48,541	—	—	16,980	—	—
U.S. agency securities	—	183,637	—	—	86,643	—
CMOs	—	1,047,446	—	—	687,185	—
MBSs	—	332,655	—	—	153,530	—
Municipal securities	—	270,846	—	—	327,570
CDOs	—	—	33,260	—	—	31,529
Equity securities	—	3,065	—	—	3,199	—
Total securities available-for- sale	48,541	1,837,649	33,260	16,980	1,258,127	31,529
Mortgage servicing rights ("MSRs") (1)	—	—	6,120	—	—	1,853
Derivative assets (1)	—	18,880	—	—	16,233	—
Liabilities:
Derivative liabilities (2)	$—	$21,150	$—	$—	$21,039	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of December 31, 2016 and 2015.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of December 31,
	2016			2015
Probability of prepayment	0.0%	-	10.9%	1.8%	-	15.1%
Probability of default	16.7%	-	46.8%	19.1%	-	32.6%
Loss given default	93.3%	-	98.9%	93.8%	-	97.1%
Probability of deferral cure	7.6%	-	100.0%	15.2%	-	63.1%
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
A rollforward of the carrying value of CDOs for the three years ended December 31, 2016 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$31,529	$33,774	$18,309
Additions	—	—	6,549
Change in other comprehensive (loss) income (1)	2,337	(2,030)	13,495
Paydowns and sales (2)	(606)	(215)	(4,579)
Ending balance	$33,260	$31,529	$33,774

(1)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.

(2)	During the year ended December 31, 2014, one CDO with a carrying value of $1.3 million and four CDOs totaling $2.9 million, which were acquired in the Great Lakes transaction, were sold.
Mortgage Servicing Rights
The Company services loans for others totaling $640.5 million and $242.9 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, loans serviced for others includes approximately $305.5 million of loans, the servicing of which transitioned from NI Bancshares to the Company as a result of the acquisition. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. For additional information related to the NI Bancshares transaction, see Note 3, "Acquisitions." MSRs are recorded at fair value and are included in other assets in the Consolidated Statements of Financial Condition.

The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as December 31, 2016 and 2015.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of December 31,
	2016			2015
Prepayment speed	7.7%	-	22.8%	10.1%	-	20.9%
Maturity (months)	12	-	103	6	-	86
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the three years ended December 31, 2016 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$1,853	$1,728	$1,893
Additions from acquisition	3,092	—	—
New MSRs	1,263	342	315
Total (losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	610	(11)	(480)
Other changes in fair value (2)	(698)	(206)	—
Ending balance	$6,120	$1,853	$1,728
Contractual servicing fees earned during the year (1)	$1,312	$546	$520
Total amount of loans being serviced for the benefit of others at the end of the year	640,530	242,915	220,372

(1)	Included in mortgage banking income in the Consolidated Statements of Income and relate to assets still held at the end of the year.

(2)	Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.
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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2016			As of December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$29,071	$—	$29,071	$23,061	$—	$23,061
U.S. government and government agency securities	5,957	7,947	13,904	6,866	5,538	12,404
Corporate bonds	—	7,010	7,010	—	9,569	9,569
Common stocks	7,526	—	7,526	11,330	—	11,330
Common trust funds	—	7,678	7,678	—	8,539	8,539
Total pension plan assets	$42,554	$22,635	$65,189	$41,257	$23,646	$64,903

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2016			As of December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$22,019	$—	$—	$10,519
OREO (2)	—	—	8,624	—	—	8,581
Loans held-for-sale (3)	—	—	10,484	—	—	14,444
Assets held-for-sale (4)	—	—	4,075	—	—	7,428

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell as of December 31, 2016 and 2015. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. A commercial real estate loan is also included in loans held-for-sale as of December 31, 2015.
Assets Held-for-Sale
As of December 31, 2016, assets held-for-sale consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value, as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
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
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2016		As of December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$155,055	$155,055	$114,587	$114,587
Interest-bearing deposits in other banks	2	107,093	107,093	266,615	266,615
Securities held-to-maturity	2	22,291	18,212	23,152	20,054
FHLB and FRB stock	2	59,131	59,131	39,306	39,306
Loans	3	8,172,584	7,973,845	7,091,988	6,959,024
Investment in BOLI	3	219,746	219,746	209,601	209,601
Accrued interest receivable	3	34,384	34,384	27,847	27,847
Other interest-earning assets	3	834	834	1,982	1,982
Liabilities:
Deposits	2	$8,828,603	$8,820,572	$8,097,738	$8,093,640
Borrowed funds	2	879,008	879,008	165,096	165,096
Senior and subordinated debt	2	194,603	197,888	201,208	205,726
Accrued interest payable	2	3,416	3,416	2,175	2,175
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
Senior and Subordinated Debt – The fair values of senior and subordinated notes are estimated based on quoted market prices of similar instruments. The fair values of junior subordinated debentures are estimated based on quoted market prices of comparable securities when available, or by discounting the expected future cash flows at market interest rates.
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
23.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans and has transactions with certain of its directors and executive officers. All of these loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2016 and 2015, loans to directors and executive officers were not greater than 5% of stockholders' equity.

24.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2016	2015
Assets
Cash and due from banks	$140,217	$119,693
Investments in and advances to subsidiaries	1,279,065	1,194,173
Other assets	139,060	63,337
Total assets	$1,558,342	$1,377,203
Liabilities and Stockholders' Equity
Senior and subordinated debt	$194,603	$201,208
Accrued interest payable and other liabilities	106,659	29,727
Stockholders' equity	1,257,080	1,146,268
Total liabilities and stockholders' equity	$1,558,342	$1,377,203

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Income
Dividends from subsidiaries	$86,791	$127,000	$56,881
Interest income	2,188	2,164	1,502
Securities transactions and other	215	584	6,451
Total income	89,194	129,748	64,834
Expenses
Interest expense	12,477	12,545	12,062
Salaries and employee benefits	16,104	14,624	12,589
Other expenses	7,110	6,003	5,867
Total expenses	35,691	33,172	30,518
Income before income tax benefit and equity in undistributed (loss) income of subsidiaries	53,503	96,576	34,316
Income tax benefit	12,878	11,950	8,710
Income before equity in undistributed (loss) income of subsidiaries	66,381	108,526	43,026
Equity in undistributed income (loss) of subsidiaries	25,968	(26,462)	26,280
Net income	92,349	82,064	69,306
Net income applicable to non-vested restricted shares	(1,043)	(882)	(836)
Net income applicable to common shares	$91,306	$81,182	$68,470

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Operating Activities
Net income	$92,349	$82,064	$69,306
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(25,968)	26,462	(26,280)
Depreciation of premises, furniture, and equipment	2	7	6
Net gains on sales of securities	—	(1)	(5,702)
Share-based compensation expense	7,879	7,242	5,926
Tax expense related to share-based compensation	(685)	(1,200)	(106)
Net (increase) decrease in other assets	(75,104)	23,699	4,599
Net increase (decrease) in other liabilities	74,571	(17,132)	14,063
Net cash provided by operating activities	73,044	121,141	61,812
Investing Activities
Purchases of securities available-for-sale	(14)	—	—
Proceeds from sales and maturities of securities available-for-sale	601	310	8,540
Purchase of premises, furniture, and equipment	—	(5)	—
Net cash paid for acquisitions	(14,905)	(16,047)	(15,809)
Net cash used in investing activities	(14,318)	(15,742)	(7,269)
Financing Activities
Net proceeds from the issuance of subordinated debt	146,484	—	—
Payments for the retirement of senior and subordinated debt	(153,500)	—	—
Treasury stock activity	—	(120)	369
Cash dividends paid	(29,198)	(27,036)	(22,568)
Restricted stock activity	(2,476)	(2,890)	(2,781)
Excess tax benefit related to share-based compensation	488	794	912
Net cash used in financing activities	(38,202)	(29,252)	(24,068)
Net increase in cash and cash equivalents	20,524	76,147	30,475
Cash and cash equivalents at beginning of year	119,693	43,546	13,071
Cash and cash equivalents at end of year	$140,217	$119,693	$43,546
Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$54,896	$—	$38,300

25.  SUBSEQUENT EVENTS
On January 6, 2017, the Company completed the acquisition of Standard, and all operating systems were converted in the first quarter of 2017. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was cancelled and converted into the right to receive 0.4350 of a share of First Midwest common stock. Based on the closing trading price of shares of First Midwest common stock on the NASDAQ on that date, of $25.34, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock was cancelled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.5 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash.
The following table presents the assets acquired and liabilities assumed, net of preliminary fair value adjustments, in the Standard transaction as of the acquisition date. The assets acquired and liabilities assumed, both tangible and intangible, are presented at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting. These fair value adjustments, including goodwill, are preliminary based on estimates and are subject to change as more information becomes available and after final analyses of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed. Goodwill recorded in the acquisition, which reflects the increased Company presence in southern metropolitan Chicago and northwest Indiana and related synergies expected from the combined operations, is not tax deductible.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

Standard
January 6, 2017
Assets
Cash and due from banks and interest-bearing deposits in other banks	$101,944
Securities available-for-sale	214,098
FHLB and FRB stock	3,247
Loans	1,795,562
OREO	9,223
Investment in BOLI	55,629
Goodwill	328,296
Other intangible assets	25,868
Premises, furniture, and equipment	56,253
Accrued interest receivable and other assets	48,707
Total assets	$2,638,827
Liabilities
Noninterest-bearing deposits	$676,295
Interest-bearing deposits	1,347,760
Total deposits	2,024,055
Accrued interest payable and other liabilities	34,289
Total liabilities	2,058,344
Consideration Paid
Common stock (21,057,085 shares issued at $25.34 per share), net of issuance costs	533,358
Cash paid	47,125
Total consideration paid	580,483
$2,638,827

The Company determined that it was not practicable to disclose the further detail related to acquired loans as of the acquisition date as the fair value adjustments are preliminary based on estimates discussed above.

The unaudited pro forma combined results of operations for the for the year ended December 31, 2016 is presented as if the Standard acquisition had occurred on January 1, 2016, the first day of the Company's 2016 fiscal year. The unaudited pro forma combined results of operations is presented for illustrative purposes only and does not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented. Fair value adjustments included in the following table are preliminary and may be revised. The unaudited pro forma results of operations also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors. Acquisition and integration related expenses directly attributable to the Standard acquisition have been excluded from the following table and are estimated to total $27.0 million, of which $8.0 million was expensed during the year ended December 31, 2016.
Unaudited Pro Forma Combined Results of Operations
(Dollar amounts in thousands, except per share data)

For the Year Ended
December 31, 2016
Total revenues (1)	$616,922
Net income	108,770

(1)	Includes net interest income and total noninterest income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2016 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2016, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First Midwest Bancorp, Inc.
We have audited First Midwest Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (56)	President and Chief Executive Officer of the Company since 2008; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (58)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011.	2011
Patrick S. Barrett (53)	Executive Vice President and Chief Financial Officer of the Company and the Bank beginning on January 5, 2017; prior thereto, Senior Executive Vice President and Chief Financial Officer at Fulton Financial Corporation from 2014 to 2016; prior thereto, Chief Financial Officer of Wholesale Banking at SunTrust and before that in numerous leadership positions at JPMorgan Chase & Co.	2017
Jo Ann Boylan (54)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2016; prior thereto, Senior Vice President and Chief Technology Officer at MB Financial.	2016
Nicholas J. Chulos (57)	Executive Vice President, Corporate Secretary, and General Counsel of the Company and Executive Vice President, Corporate Secretary and Chief Legal Officer of the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Paul F. Clemens (64)	Executive Vice President; prior thereto, Executive Vice President and Chief Financial Officer of the Company and the Bank from 2006 to January 5, 2017.	2006
Robert P. Diedrich (53)	Executive Vice President and Director of Wealth Management of the Bank since 2011.	2004
Michelle Y. Hoskins (48)	Executive Vice President and Chief Human Resources Officer of the Company since 2015; prior thereto, Senior Vice President and Head of Enterprise Change Management at Northern Trust Corporation since 2012; prior thereto, Senior Vice President and Head of Talent Management at Northern Trust Corporation.	2015
James P. Hotchkiss (60)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael W. Jamieson (59)	Executive Vice President and Director of Commercial Banking of the Company since 2016: prior thereto, Senior Vice President and Market Executive at Bank of America Merrill Lynch.	2016
Jeff C. Newcom (44)	Executive Vice President and Chief Risk Officer of the Company since 2016; prior thereto, Chief Compliance and Enterprise Risk Management Officer at Fulton Financial Corporation since 2014; prior thereto, Associate Director at Protiviti.	2016
Thomas M. Prame (47)	Executive Vice President and Director of Strategic Planning and Consumer Banking since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (38)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
Michael C. Spitler (63)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank since 2011.	2013
Additional information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 17, 2017 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 17, 2017 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 17, 2017 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2016, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, performance shares, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders (1)	485,651	$31.77	2,100,676
Not approved by security holders (2)	5,552	17.68	—
Total	491,203	31.61	2,100,676

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
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Common Stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,552 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 17, 2017 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 17, 2017 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.
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

4.1
Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no 333-213587) filed with the Securities and Exchange Commission on September 12, 2016.

4.2
Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.3
Senior Debt Indenture dated November 22, 2011, by and between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2011.

4.4
Satisfaction and Discharge of Indenture, dated September 9, 2016, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016.

4.5
Subordinated Notes Indenture, dated September 29, 2016, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.6
First Supplemental Indenture, dated September 29, 2016, to the Subordinated Notes Indenture, between First Midwest Bancorp, Inc. and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.7
Form of 5.875% Subordinated Notes due 2026 is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.8
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

10.4
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

10.15
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.16
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

10.19	Employment Agreement between the Company and its Chief Financial Officer.
10.20
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

10.22
Form of Class III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.23
Form of Tier II Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.24
Form of Tier III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.25
Form of Commission Tier III Employment Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.26
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

10.28
Form of Confidentiality and Restrictive Covenants Agreement between the Company and its Chief Executive Officer and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.29
Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain of its officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.30
Form of Restricted Stock Unit grant between the Company and certain retirement-eligible officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

10.31
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

10.33
Supplemental Salary Stock Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.34
Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.35
First Midwest Bancorp, Inc. Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2014 is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.36
Form of Performance Share Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.37
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.38
Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.39
Form of Performance Share Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Company's Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" on Form 10-K for the year ended December 31, 2016.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

32.1 (2)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

32.2 (2)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
FIRST MIDWEST BANCORP, INC.
Registrant

By	/s/ MICHAEL L. SCUDDER	February 28, 2017
Michael L. Scudder
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2017.
Signatures

/s/ ROBERT P. O'MEARA	Chairman of the Board
Robert P. O'Meara
/s/ MICHAEL L. SCUDDER	President, Chief Executive Officer, and Director
Michael L. Scudder
/s/ PATRICK S. BARRETT	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
Patrick S. Barrett
/s/ BARBARA A. BOIGEGRAIN	Director
Barbara A. Boigegrain
/s/ THOMAS L. BROWN	Director
Thomas L. Brown
/s/ JOHN F. CHLEBOWSKI, JR.	Director
John F. Chlebowski, Jr.
/s/ BR. JAMES GAFFNEY, FSC	Director
Br. James Gaffney, FSC
/s/ PHUPINDER S. GILL	Director
Phupinder S. Gill
/s/ KATHRYN J. HAYLEY	Director
Kathryn J. Hayley
/s/ PETER J. HENSELER	Director
Peter J. Henseler
/s/ PATRICK J. MCDONNELL	Director
Patrick J. McDonnell
/s/ FRANK B. MODRUSON	Director
Frank B. Modruson
/s/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick
/s/ MARK G. SANDER	Director
Mark G. Sander
/s/ MICHAEL J. SMALL	Director
Michael J. Small
/s/ STEPHEN C. VAN ARSDELL	Director
Stephen C. Van Arsdell
/s/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude