Form 10-Q
period 2017-03-31
FIRST MIDWEST BANCORP INC
filed 2017-05-10
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
As of May 5, 2017, there were 112,345,301 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2017	December 31, 2016
Assets			(Unaudited)
Cash and due from banks			$174,268	$155,055
Interest-bearing deposits in other banks			74,892	107,093
Trading securities, at fair value			19,130	17,920
Securities available-for-sale, at fair value			1,937,124	1,919,450
Securities held-to-maturity, at amortized cost			17,742	22,291
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			46,306	59,131
Loans			10,054,370	8,254,145
Allowance for loan losses			(88,163)	(86,083)
Net loans			9,966,207	8,168,062
Other real estate owned ("OREO")			29,140	26,083
Premises, furniture, and equipment, net			140,653	82,577
Investment in bank-owned life insurance ("BOLI")			276,960	219,746
Goodwill and other intangible assets			754,621	366,876
Accrued interest receivable and other assets			336,428	278,271
Total assets			$13,773,471	$11,422,555
Liabilities
Noninterest-bearing deposits			$3,492,987	$2,766,748
Interest-bearing deposits			7,463,554	6,061,855
Total deposits			10,956,541	8,828,603
Borrowed funds			547,923	879,008
Senior and subordinated debt			194,745	194,603
Accrued interest payable and other liabilities			269,529	263,261
Total liabilities			11,968,738	10,165,475
Stockholders' Equity
Common stock			1,123	913
Additional paid-in capital			1,022,417	498,937
Retained earnings			1,030,403	1,016,674
Accumulated other comprehensive loss, net of tax			(40,264)	(40,910)
Treasury stock, at cost			(208,946)	(218,534)
Total stockholders' equity			1,804,733	1,257,080
Total liabilities and stockholders' equity			$13,773,471	$11,422,555

	March 31, 2017		December 31, 2016
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	150,000	1,000	150,000
Shares issued	—	112,343	—	91,284
Shares outstanding	—	102,757	—	81,325
Treasury shares	—	9,586	—	9,959

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2017	2016
Interest Income
Loans	$112,365	$78,455
Investment securities	10,484	8,558
Other short-term investments	850	535
Total interest income	123,699	87,548
Interest Expense
Deposits	3,209	2,385
Borrowed funds	2,194	1,316
Senior and subordinated debt	3,099	3,133
Total interest expense	8,502	6,834
Net interest income	115,197	80,714
Provision for loan losses	4,918	7,593
Net interest income after provision for loan losses	110,279	73,121
Noninterest Income
Service charges on deposit accounts	11,365	9,473
Wealth management fees	9,660	7,559
Card-based fees	8,116	6,718
Mortgage banking income	1,888	1,368
Capital market products income	1,376	3,215
Other service charges, commissions, and fees	5,442	5,261
Net securities gains	—	887
Other income	2,104	1,445
Total noninterest income	39,951	35,926
Noninterest Expense
Salaries and employee benefits	55,772	44,594
Net occupancy and equipment expense	12,325	9,697
Professional services	8,463	5,920
Technology and related costs	4,433	3,701
Net OREO expense	1,700	664
Other expenses	15,384	12,993
Acquisition and integration related expenses	18,565	5,020
Total noninterest expense	116,642	82,589
Income before income tax expense	33,588	26,458
Income tax expense	10,733	8,496
Net income	$22,855	$17,962
Per Common Share Data
Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23
Dividends declared per common share	$0.09	$0.09
Weighted-average common shares outstanding	100,411	77,980
Weighted-average diluted common shares outstanding	100,432	77,992

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2017	2016
Net income	$22,855	$17,962
Securities Available-for-Sale
Unrealized holding gains:
Before tax	3,298	18,873
Tax effect	(1,321)	(7,546)
Net of tax	1,977	11,327
Reclassification of net gains included in net income:
Before tax	—	887
Tax effect	—	(355)
Net of tax	—	532
Net unrealized holding gains	1,977	10,795
Derivative Instruments
Unrealized holding gains:
Before tax	(2,220)	4,275
Tax effect	889	(1,722)
Net of tax	(1,331)	2,553
Total other comprehensive income	646	13,348
Total comprehensive income	$23,501	$31,310

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	10,795	2,553	—	13,348
Balance at March 31, 2016	$524	$85	$(15,650)	$(15,041)
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	1,977	(1,331)	—	646
Balance at March 31, 2017	$(20,668)	$(2,507)	$(17,089)	$(40,264)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	17,962	—	—	17,962
Other comprehensive income	—	—	—	—	13,348	—	13,348
Common dividends declared ($0.09 per common share)	—	—	—	(7,228)	—	—	(7,228)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	4	—	59	—	—	—	59
Restricted stock activity	303	—	(10,282)	—	—	7,736	(2,546)
Treasury stock issued to benefit plans	(3)	—	—	—	—	(33)	(33)
Share-based compensation expense	—	—	1,839	—	—	—	1,839
Balance at March 31, 2016	81,298	$913	$493,153	$964,250	$(15,041)	$(218,710)	$1,224,565
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	22,855	—	—	22,855
Other comprehensive income	—	—	—	—	646	—	646
Common dividends declared ($0.09 per common share)	—	—	—	(9,126)	—	—	(9,126)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	2	—	53	—	—	—	53
Restricted stock activity	355	—	(12,860)	—	—	9,108	(3,752)
Treasury stock issued to benefit plans	(3)	—	—	—	—	(78)	(78)
Share-based compensation expense	—	—	2,965	—	—	—	2,965
Balance at March 31, 2017	102,757	$1,123	$1,022,417	$1,030,403	$(40,264)	$(208,946)	$1,804,733

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$8,201	$10,232
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	80,060	68,235
Proceeds from sales of securities available-for-sale	210,154	31,453
Purchases of securities available-for-sale	(94,766)	(276,265)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,549	3,973
Purchases of securities held-to-maturity	—	(8)
Purchases (sales) of FHLB stock	16,072	(61)
Net increase in loans	(43,771)	(268,179)
Proceeds from claims on BOLI, net of premiums paid	(24)	(22)
Proceeds from sales of OREO	5,364	1,640
Proceeds from sales of premises, furniture, and equipment	404	675
Purchases of premises, furniture, and equipment	(2,891)	(2,921)
Net cash received from acquisitions	41,717	57,347
Net cash provided by (used in) investing activities	216,868	(384,133)
Financing Activities
Net increase in deposit accounts	104,064	88,159
Net (decrease) increase in borrowed funds	(331,085)	219,899
Cash dividends paid	(7,206)	(6,885)
Restricted stock activity	(3,830)	(2,113)
Net cash (used in) provided by financing activities	(238,057)	299,060
Net decrease in cash and cash equivalents	(12,988)	(74,841)
Cash and cash equivalents at beginning of period	262,148	381,202
Cash and cash equivalents at end of period	$249,160	$306,361

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(1,259)	$2,421
Interest paid to depositors and creditors	9,354	3,563
Dividends declared, but unpaid	9,163	7,593
Stock issued for acquisitions, net of issuance costs	534,090	54,896
Non-cash transfers of loans to OREO	683	942
Non-cash transfers of loans held-for-investment to loans held-for-sale	13,136	25,125

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2016 Annual Report on Form 10-K ("2016 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2016 10-K.
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
PCI loans are accounted for based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk ratings. The fair values of larger balance commercial loans are estimated on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are offset against the allowance for credit losses to the extent an allowance has been established or otherwise recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan losses or providing an allowance for loan losses.
90-Days Past Due Loans –The Company's accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is sufficiently collateralized and in the process of renewal or collection.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Contingent Put and Call Options in Debt Instruments: In March of 2016, the Financial Accounting Standards Board ("FASB") issued final guidance clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The adoption of this guidance on January 1, 2017 did not impact the Company's financial condition, results of operations, or liquidity.
Equity Method Accounting: In March of 2016, the FASB issued final guidance to simplify the equity method of accounting. The guidance eliminates the requirement to retrospectively apply equity method accounting in previous periods when an investor initially obtains significant influence over an investee. This guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not impact the Company's financial condition, results of operations, or liquidity.
Accounting for Employee Share-based Payments: In March of 2016, the FASB issued guidance to simplify the accounting for employee share-based payment transactions. The guidance requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. In addition, the guidance allows entities to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The adoption of this guidance on January 1, 2017 resulted in a $638,000 tax benefit recorded in the Company's results of operations. The Company elected to estimate forfeitures, which is consistent with the Company's practice before the adoption of this guidance.
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
The guidance was initially effective for annual and interim reporting periods beginning on or after December 15, 2016 but was deferred to December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is permitted, but not before the original effective date. The Company's revenue is comprised of net interest income on financial assets and liabilities, which are excluded from the scope of this guidance, and noninterest income. The Company expects that this guidance will change how revenue from certain revenue streams is recognized within wealth management fees but does not expect these changes to have a significant impact on the Company's financial condition, results of operations, or liquidity. The Company continues to evaluate the impact of this guidance on other components of noninterest income. The Company will adopt this guidance on January 1, 2018, with a cumulative effect adjustment to opening retained earnings, if an adjustment is deemed to be significant.
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
During 2016, the Company entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $79.5 million remaining as of March 31, 2017. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see note 8

"Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
Presentation of Defined Benefit Retirement Plan Costs: In March of 2017, the FASB issued guidance that changes how employers that sponsor defined pension and or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Premium Amortization on Purchased Callable Debt Securities: In March of 2017, the FASB issued guidance that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3. ACQUISITIONS
Completed Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed the acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. Based on the closing trading price of shares of Company common stock on the NASDAQ on that date of $25.34, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock was cancelled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Goodwill of $339.3 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017. The fair value adjustments associated with these accounts and goodwill remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Premier Asset Management LLC
On February 28, 2017, the Company completed the acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management.
NI Bancshares Corporation
On March 8, 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. As part of the acquisition, the Company acquired all assets and assumed all liabilities of NI Bancshares, which included ten banking offices in northern Illinois and over $700.0 million in trust assets under management. The merger consideration was a combination of Company common stock and cash, at a purchase price of $70.1 million. Goodwill of $22.2 million associated with the acquisition was recorded by the Company.
During the first quarter of 2017, the Company finalized the fair value adjustments associated with the NI Bancshares transaction, which required a measurement period adjustment of $423,000 to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Standard and NI Bancshares transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Amounts in thousands, except share and per share data)

	Standard	NI Bancshares
	January 6, 2017	March 8, 2016
Assets
Cash and due from banks and interest-bearing deposits in other banks	$102,149	$72,533
Securities available-for-sale	214,107	125,843
Securities held-to-maturity	—	1,864
FHLB and FRB stock	3,247	1,549
Loans	1,769,709	396,181
OREO	8,427	2,863
Investment in BOLI	55,629	8,384
Goodwill	339,298	22,174
Other intangible assets	31,072	10,408
Premises, furniture, and equipment	59,163	19,636
Accrued interest receivable and other assets	56,077	16,453
Total assets	$2,638,878	$677,888
Liabilities
Noninterest-bearing deposits	$675,354	$130,909
Interest-bearing deposits	1,348,520	464,012
Total deposits	2,023,874	594,921
Borrowed funds	—	2,416
Intangible liabilities	—	230
Accrued interest payable and other liabilities	34,289	10,239
Total liabilities	2,058,163	607,806
Consideration Paid
Common stock (2017 - 21,057,085 shares issued at $25.34 per share, 2016 - 3,042,494 shares issued at $18.059 per share), net of issuance costs	533,590	54,896
Cash paid	47,125	15,186
Total consideration paid	580,715	70,082
	$2,638,878	$677,888
Expenses related to the acquisition and integration of the transactions above totaled $18.6 million and $5.0 million during the quarters ended March 31, 2017 and 2016, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. The acquisition of Standard was considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are included in the following tables.

The unaudited pro forma combined results of operations for the quarters ended March 31, 2017 and 2016 are presented as if the Standard acquisition had occurred on January 1, 2016, the first day of the Company's 2016 fiscal year. The unaudited pro forma combined results of operations are presented for illustrative purposes only and do not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented. Fair value adjustments included in the following table are preliminary and may be revised. The unaudited pro forma results of operations also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors. Acquisition and integration related expenses directly attributable to the Standard acquisition have been excluded from the following table and are estimated to total $27.0 million, of which $17.5 million was expensed during the quarter ended March 31, 2017.
Unaudited Pro Forma Combined Results of Operations
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Total revenues (1)	$156,757	$143,345
Net income	32,734	22,950

(1)	Includes net interest income and total noninterest income.
Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. Acquired loans are separated into (i) non-PCI and (ii) PCI loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination at the acquisition date. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. PCI loans are accounted for based on estimates of expected future cash flows. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. For additional discussion regarding significant accounting policies on acquired loans see Note 1, "Summary of Significant Accounting Policies."
The following table presents additional detail for loans acquired in the Standard transaction at the acquisition date.
Standard Acquired Loans
(Dollar amounts in thousands)

	January 6, 2017
	PCI Loans	Non-PCI Loans
Fair value	$123,643	$1,646,066
Contractually required principal and interest payments	208,586	1,940,459
Best estimate of contractual cash flows not expected to be collected (1)	57,626	100,918
Best estimate of contractual cash flows expected to be collected	150,960	1,839,541

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$48,574	$23	$(81)	$48,516	$48,581	$26	$(66)	$48,541
U.S. agency securities	180,894	518	(382)	181,030	183,528	519	(410)	183,637
Collateralized mortgage obligations ("CMOs")	1,066,439	1,039	(16,114)	1,051,364	1,064,130	969	(17,653)	1,047,446
Other mortgage-backed securities ("MBSs")	357,473	1,230	(5,737)	352,966	337,139	1,395	(5,879)	332,655
Municipal securities	263,606	2,092	(2,988)	262,710	273,319	1,245	(3,718)	270,846
Trust-preferred collateralized debt obligations ("CDOs")	47,728	260	(14,552)	33,436	47,681	261	(14,682)	33,260
Equity securities	7,246	148	(292)	7,102	3,206	147	(288)	3,065
Total securities available-for-sale	$1,971,960	$5,310	$(40,146)	$1,937,124	$1,957,584	$4,562	$(42,696)	$1,919,450
Securities Held-to-Maturity
Municipal securities	$17,742	$—	$(2,624)	$15,118	$22,291	$—	$(4,079)	$18,212
Trading Securities				$19,130				$17,920

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$90,123	$87,605	$1,926	$1,641
After one year to five years	399,483	388,321	6,834	5,823
After five years to ten years	3,470	3,373	2,975	2,535
After ten years	47,726	46,393	6,007	5,119
Securities that do not have a single contractual maturity date	1,431,158	1,411,432	—	—
Total	$1,971,960	$1,937,124	$17,742	$15,118
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion for both March 31, 2017 and December 31, 2016. No securities held-to-maturity were pledged as of March 31, 2017 or December 31, 2016.

During the quarters ended March 31, 2017 and 2016 there were no material gross trading gains/(losses). The following table presents net realized gains on securities available-for-sale for the quarters ended March 31, 2017 and 2016.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Gains on sales of securities:
Gross realized gains	$—	$930
Gross realized losses	—	(43)
Net realized gains on sales of securities	—	887
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—
Net realized gains	$—	$887
There were no net securities gains recognized during the first quarter of 2017. Securities of $214.1 million were acquired in the Standard transaction during the first quarter of 2017, of which $210.2 million were sold shortly after the acquisition and resulted in no gains or losses as they were recorded at fair value upon acquisition.
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the quarters ended March 31, 2017 and 2016. The majority of the beginning and ending balance of OTTI relates to CDOs currently held by the Company.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$23,345	$23,709
OTTI included in earnings (1):
Reduction for sales of securities	—	—
Ending balance	$23,345	$23,709

(1)	Included in net securities gains in the Condensed Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2017 and December 31, 2016.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2017
Securities Available-for-Sale
U.S. treasury securities	17	$35,481	$75	$3,995	$6	$39,476	$81
U.S. agency securities	30	70,426	358	6,928	24	77,354	382
CMOs	196	781,003	12,259	128,464	3,855	909,467	16,114
MBSs	73	290,278	5,180	17,013	557	307,291	5,737
Municipal securities	272	94,694	2,371	21,520	617	116,214	2,988
CDOs	7	—	—	30,762	14,552	30,762	14,552
Equity securities	2	—	—	6,687	292	6,687	292
Total	597	$1,271,882	$20,243	$215,369	$19,903	$1,487,251	$40,146
Securities Held-to-Maturity
Municipal securities	13	$—	$—	$15,118	$2,624	$15,118	$2,624
As of December 31, 2016
Securities Available-for-Sale
U.S. treasury securities	16	$33,505	$61	$3,995	$5	$37,500	$66
U.S. agency securities	28	62,064	364	11,814	46	73,878	410
CMOs	194	523,233	10,309	411,758	7,344	934,991	17,653
MBSs	68	221,174	4,726	77,780	1,154	298,954	5,880
Municipal securities	380	133,957	3,059	29,280	659	163,237	3,718
CDOs	7	—	—	30,592	14,682	30,592	14,682
Equity securities	2	404	201	2,319	86	2,723	287
Total	695	$974,337	$18,720	$567,538	$23,976	$1,541,875	$42,696
Securities Held-to-Maturity
Municipal securities	14	$—	$—	$18,212	$4,079	$18,212	$4,079
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2017 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of March 31, 2017 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs. For a detailed discussion of the CDO valuation methodology, see Note 14, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Commercial and industrial	$3,370,780	$2,827,658
Agricultural	422,784	389,496
Commercial real estate:
Office, retail, and industrial	1,988,979	1,581,967
Multi-family	671,710	614,052
Construction	568,460	451,540
Other commercial real estate	1,357,781	979,528
Total commercial real estate	4,586,930	3,627,087
Total corporate loans	8,380,494	6,844,241
Home equity	880,667	747,983
1-4 family mortgages	540,148	423,922
Installment	253,061	237,999
Total consumer loans	1,673,876	1,409,904
Total loans	$10,054,370	$8,254,145
Deferred loan fees included in total loans	$4,429	$3,838
Overdrawn demand deposits included in total loans	6,303	7,836
The increase in total loans for the quarter ended March 31, 2017 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see note 3, "Acquisitions."
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2016 10-K.

Loan Sales
The following table presents loan sales for the quarters ended March 31, 2017 and 2016.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Corporate loan sales
Proceeds from sales	$15,368	$9,588
Less book value of loans sold	15,117	9,130
Net gains on corporate loan sales (1)	$251	$458
1-4 family mortgage loan sales
Proceeds from sales	$55,761	$39,507
Less book value of loans sold	54,598	38,680
Net gains on 1-4 family mortgage loan sales (2)	1,163	827
Total net gains on loan sales	$1,414	$1,285

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
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
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of March 31, 2017 and December 31, 2016.
Acquired and Covered Loans (1)
(Dollar amounts in thousands)

	As of March 31, 2017			As of December 31, 2016
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$169,961	$2,101,985	$2,271,946	$53,772	$613,339	$667,111
Covered loans	7,746	14,712	22,458	7,895	15,379	23,274
Total acquired and covered loans	$177,707	$2,116,697	$2,294,404	$61,667	$628,718	$690,385

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $251.2 million and $84.8 million as of March 31, 2017 and December 31, 2016, respectively.
The increase in acquired loans for the quarter ended March 31, 2017 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see note 3, "Acquisitions."
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $170.9 million and $117.6 million as of March 31, 2017 and December 31, 2016, respectively.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of March 31, 2017 and December 31, 2016.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters ended March 31, 2017 and 2016 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$4,522	$3,903
Amortization	(302)	(280)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(328)	216
Net payments to the FDIC	328	1,841
Ending balance	$4,220	$5,680
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balances	$19,385	$24,912
Additions	27,316	3,981
Accretion	(3,955)	(1,546)
Other (1)	(1,497)	(89)
Ending balance	$41,249	$27,258

(1)
Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.

Total accretion on acquired and covered PCI and non-PCI loans for March 31, 2017 and 2016 was $11.3 million and $2.4 million, respectively.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2017 and December 31, 2016. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current (1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual (2)	90 Days or More Past Due, Still Accruing Interest
As of March 31, 2017
Commercial and industrial	$3,359,919	$7,165	$3,696	$10,861	$3,370,780	$21,514	$1,251
Agricultural	420,692	1,434	658	2,092	422,784	1,283	—
Commercial real estate:
Office, retail, and industrial	1,971,050	1,281	16,648	17,929	1,988,979	19,505	52
Multi-family	666,914	4,782	14	4,796	671,710	163	14
Construction	565,710	2,556	194	2,750	568,460	198	—
Other commercial real estate	1,352,633	3,563	1,585	5,148	1,357,781	3,858	1
Total commercial real estate	4,556,307	12,182	18,441	30,623	4,586,930	23,724	67
Total corporate loans	8,336,918	20,781	22,795	43,576	8,380,494	46,521	1,318
Home equity	874,810	3,045	2,812	5,857	880,667	4,799	864
1-4 family mortgages	538,177	1,254	717	1,971	540,148	2,974	41
Installment	250,952	1,699	410	2,109	253,061	—	410
Total consumer loans	1,663,939	5,998	3,939	9,937	1,673,876	7,773	1,315
Total loans	$10,000,857	$26,779	$26,734	$53,513	$10,054,370	$54,294	$2,633
As of December 31, 2016
Commercial and industrial	$2,816,442	$6,426	$4,790	$11,216	$2,827,658	$29,938	$374
Agricultural	388,596	—	900	900	389,496	181	736
Commercial real estate:
Office, retail, and industrial	1,564,007	5,327	12,633	17,960	1,581,967	17,277	1,129
Multi-family	612,446	858	748	1,606	614,052	311	604
Construction	450,927	332	281	613	451,540	286	—
Other commercial real estate	974,575	1,307	3,646	4,953	979,528	2,892	1,526
Total commercial real estate	3,601,955	7,824	17,308	25,132	3,627,087	20,766	3,259
Total corporate loans	6,806,993	14,250	22,998	37,248	6,844,241	50,885	4,369
Home equity	740,919	4,545	2,519	7,064	747,983	5,465	109
1-4 family mortgages	420,264	2,652	1,006	3,658	423,922	2,939	272
Installment	236,264	1,476	259	1,735	237,999	—	259
Total consumer loans	1,397,447	8,673	3,784	12,457	1,409,904	8,404	640
Total loans	$8,204,440	$22,923	$26,782	$49,705	$8,254,145	$59,289	$5,009

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $387,000 and $682,000 as of March 31, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2017 and 2016 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended March 31, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(4,074)	(127)	—	(5)	(408)	(1,664)	—	(6,278)
Recoveries	1,666	975	28	227	101	443	—	3,440
Net charge-offs	(2,408)	848	28	222	(307)	(1,221)	—	(2,838)
Provision for loan losses and other	3,485	(742)	(429)	444	(510)	2,670	—	4,918
Ending balance	$41,786	$17,701	$2,860	$4,110	$6,922	$14,784	$1,000	$89,163
Quarter ended March 31, 2016
Beginning balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855
Charge-offs	(1,898)	(524)	(204)	(126)	(1,445)	(992)	—	(5,189)
Recoveries	502	103	25	15	151	320	—	1,116
Net charge-offs	(1,396)	(421)	(179)	(111)	(1,294)	(672)	—	(4,073)
Provision for loan losses and other	2,058	1,717	257	1,104	1,773	684	—	7,593
Ending balance	$37,736	$14,420	$2,547	$2,433	$6,588	$13,426	$1,225	$78,375

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2017 and December 31, 2016.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of March 31, 2017
Commercial, industrial, and agricultural	$18,167	$3,745,009	$30,388	$3,793,564	$109	$41,133	$544	$41,786
Commercial real estate:
Office, retail, and industrial	13,442	1,956,042	19,495	1,988,979	31	16,200	1,470	17,701
Multi-family	396	656,769	14,545	671,710	—	2,784	76	2,860
Construction	—	548,280	20,180	568,460	—	3,946	164	4,110
Other commercial real estate	2,493	1,286,300	68,988	1,357,781	18	5,832	1,072	6,922
Total commercial real estate	16,331	4,447,391	123,208	4,586,930	49	28,762	2,782	31,593
Total corporate loans	34,498	8,192,400	153,596	8,380,494	158	69,895	3,326	73,379
Consumer	—	1,649,765	24,111	1,673,876	—	13,550	1,234	14,784
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$34,498	$9,842,165	$177,707	$10,054,370	$158	$84,445	$4,560	$89,163
As of December 31, 2016
Commercial, industrial, and agricultural	$24,645	$3,189,327	$3,182	$3,217,154	$507	$39,554	$648	$40,709
Commercial real estate:
Office, retail, and industrial	16,287	1,553,234	12,446	1,581,967	—	16,148	1,448	17,596
Multi-family	398	601,429	12,225	614,052	—	3,059	202	3,261
Construction	34	447,058	4,448	451,540	—	3,280	164	3,444
Other commercial real estate	1,286	965,900	12,342	979,528	18	6,613	1,108	7,739
Total commercial real estate	18,005	3,567,621	41,461	3,627,087	18	29,100	2,922	32,040
Total corporate loans	42,650	6,756,948	44,643	6,844,241	525	68,654	3,569	72,748
Consumer	—	1,392,880	17,024	1,409,904	—	12,210	1,125	13,335
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$42,650	$8,149,828	$61,667	$8,254,145	$525	$81,864	$4,694	$87,083

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2017 and December 31, 2016. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2017				As of December 31, 2016
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$16,781	$272	$25,299	$109	$11,579	$13,066	$29,514	$507
Agricultural	1,114	—	1,817	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	12,732	710	17,723	31	16,287	—	21,057	—
Multi-family	396	—	596	—	398	—	398	—
Construction	—	—	315	—	34	—	34	—
Other commercial real estate	2,258	235	4,550	18	1,016	270	2,141	18
Total commercial real estate	16,500	945	25,001	49	17,735	270	23,630	18
Total impaired loans individually evaluated for impairment	$33,281	$1,217	$50,300	$158	$29,314	$13,336	$53,144	$525
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2017 and 2016. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$20,849	$214	$2,794	$38
Agricultural	557	—	—	—
Commercial real estate:
Office, retail, and industrial	14,865	93	7,923	48
Multi-family	397	28	601	1
Construction	17	136	106	—
Other commercial real estate	1,890	12	3,819	19
Total commercial real estate	17,169	269	12,449	68
Total impaired loans	$38,575	$483	$15,243	$106

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of March 31, 2017 and December 31, 2016.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of March 31, 2017
Commercial and industrial	$3,134,827	$113,944	$100,495	$21,514	$3,370,780
Agricultural	405,354	9,873	6,274	1,283	422,784
Commercial real estate:
Office, retail, and industrial	1,887,699	39,545	42,230	19,505	1,988,979
Multi-family	665,313	4,336	1,898	163	671,710
Construction	542,862	8,927	16,473	198	568,460
Other commercial real estate	1,312,347	21,599	19,977	3,858	1,357,781
Total commercial real estate	4,408,221	74,407	80,578	23,724	4,586,930
Total corporate loans	$7,948,402	$198,224	$187,347	$46,521	$8,380,494
As of December 31, 2016
Commercial and industrial	$2,638,833	$92,340	$66,547	$29,938	$2,827,658
Agricultural	366,382	17,039	5,894	181	389,496
Commercial real estate:
Office, retail, and industrial	1,491,030	34,007	39,513	17,277	1,581,827
Multi-family	607,324	4,370	2,029	311	614,034
Construction	438,946	111	12,197	286	451,540
Other commercial real estate	951,115	11,808	13,544	2,892	979,359
Total commercial real estate	3,488,415	50,296	67,283	20,766	3,626,760
Total corporate loans	$6,493,630	$159,675	$139,724	$50,885	$6,843,914

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $674,000 as of March 31, 2017 and $834,000 as of December 31, 2016.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of March 31, 2017
Home equity	$875,868	$4,799	$880,667
1-4 family mortgages	537,174	2,974	540,148
Installment	253,061	—	253,061
Total consumer loans	$1,666,103	$7,773	$1,673,876
As of December 31, 2016
Home equity	$727,618	$4,986	$732,604
1-4 family mortgages	413,415	2,939	416,354
Installment	237,999	—	237,999
Total consumer loans	$1,379,032	$7,925	$1,386,957

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2017 and December 31, 2016. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2017			As of December 31, 2016
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$278	$922	$1,200	$281	$150	$431
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	864	864	155	4,733	4,888
Multi-family	582	163	745	586	168	754
Construction	—	—	—	—	—	—
Other commercial real estate	263	—	263	268	48	316
Total commercial real estate	845	1,027	1,872	1,009	4,949	5,958
Total corporate loans	1,123	1,949	3,072	1,290	5,099	6,389
Home equity	172	795	967	177	820	997
1-4 family mortgages	817	368	1,185	824	378	1,202
Installment	—	—	—	—	—	—
Total consumer loans	989	1,163	2,152	1,001	1,198	2,199
Total loans	$2,112	$3,112	$5,224	$2,291	$6,297	$8,588

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $32,000 in specific reserves related to TDRs as of March 31, 2017 and there were no specific reserves related to TDRs as of December 31, 2016.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2017 and 2016.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2017 and 2016 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Accruing
Beginning balance	$2,291	$2,743
Additions	922	—
Net payments received	(24)	(41)
Net transfers to non-accrual	(1,077)	—
Ending balance	2,112	2,702
Non-accrual
Beginning balance	6,297	2,324
Net payments received	(4,150)	(56)
Charge-offs	(112)	—
Net transfers from accruing	1,077	—
Ending balance	3,112	2,268
Total TDRs	$5,224	$4,970
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
There were no material commitments to lend additional funds to borrowers with TDRs as of March 31, 2017 and December 31, 2016.
8. PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Land	$29,942	$18,304
Premises	138,748	94,369
Furniture and equipment	133,618	105,859
Total cost	302,308	218,532
Accumulated depreciation	(178,801)	(140,030)
Net book value of premises, furniture, and equipment	123,507	78,502
Assets held-for-sale	17,146	4,075
Total premises, furniture, and equipment	$140,653	$82,577

During 2016, First Midwest Bank (the "Bank") completed a sale-leaseback transaction, whereby the Bank sold to a third party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. Upon the sale of the branches the Bank concurrently entered into triple net lease agreements with certain affiliates of the third party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, with $79.5 million of deferred pre-tax gains remaining as of March 31, 2017.
As of March 31, 2017 and December 31, 2016 assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $3.5 million and $3.2 million for the quarters ended March 31, 2017 and 2016, respectively.
Operating Leases
As of March 31, 2017, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
One year or less	$18,809
After one year to two years	16,591
After two years to three years	16,800
After three years to four years	16,276
After four years to five years	16,190
After five years	124,340
Total minimum lease payments	$209,006
As of March 31, 2017, deferred pre-tax gains of $79.5 million related to the sale-lease back transaction will be accreted as a reduction to lease expense in other expenses on the Condensed Consolidated Statements of Income on a straight-line basis over the initial terms of the leases.

The Company assumed certain operating leases related to various branches in previous acquisitions. An intangible liability is recorded when the cash flows of a lease exceeds its fair market value. This intangible liability will be accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2018 and 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.
The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
One year or less	$1,180
After one year to two years	829
After two years to three years	658
After three years to four years	648
After four years to five years	648
After five years	3,835
Total accretion	$7,798
The following table presents net operating lease expense for the quarters ended March 31, 2017 and 2016.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Lease expense charged to operations	$4,559	$1,727
Accretion of operating lease intangible (1)	(295)	(286)
Accretion of deferred gain on sale-leaseback transaction (1)	(1,473)	—
Rental income from premises leased to others (1)	(181)	(158)
Net operating lease expense	$2,610	$1,283

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2016. It was determined that no impairment existed as of that date or as of March 31, 2017. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
The following table presents changes in the carrying amount of goodwill for the quarters ended March 31, 2017 and 2016.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$340,879	$319,007
Acquisitions	350,693	20,761
Ending balance	$691,572	$339,768

The increase in goodwill for the quarter ended March 31, 2017 resulted from the Standard and Premier acquisitions and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition. During the quarter ended March 31, 2016, the increase in goodwill resulted from the NI Bancshares acquisition.
The Company's other intangible assets are core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. The increase in other intangible assets for the quarter ended March 31, 2017 resulted from the Standard and Premier acquisitions. The increase in other intangible assets for the quarter ended March 31, 2016 resulted from the NI Bancshares acquisition. During the quarters ended March 31, 2017 and March 31, 2016 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270
Additions	39,017	—	39,017	10,925	—	10,925
Amortization expense	—	1,965	(1,965)	—	985	(985)
Ending balance	$97,976	$34,927	$63,049	$59,475	$29,265	$30,210
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending March 31, 2017
2018	$7,702
2019	7,108
2020	7,064
2021	7,009
2022	6,922
2023 and thereafter	27,244
Total	$63,049
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Demand deposits	$3,492,987	$2,766,748
Savings deposits	2,073,518	1,615,833
NOW accounts	1,876,215	1,675,421
Money market deposits	1,972,566	1,577,316
Time deposits less than $100,000	918,092	755,558
Time deposits greater than $100,000	623,163	437,727
Total deposits	$10,956,541	$8,828,603

The increase in total deposits for the quarter ended March 31, 2017 includes deposits assumed in the Standard acquisition. For additional disclosure related to the Standard transaction, see note 3, "Acquisitions."

11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2017	2016
Net income	$22,855	$17,962
Net income applicable to non-vested restricted shares	(234)	(212)
Net income applicable to common shares	$22,621	$17,750
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	100,411	77,980
Dilutive effect of common stock equivalents	21	12
Weighted-average diluted common shares outstanding	100,432	77,992
Basic EPS	$0.23	$0.23
Diluted EPS	$0.23	$0.23
Anti-dilutive shares not included in the computation of diluted EPS (1)	343	608

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Gross notional amount outstanding	$5,833	$5,958
Derivative liability fair value	(226)	(282)
Weighted-average interest rate received	2.83%	2.63%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	1.60	1.84
Fair value of derivative (1)	$240	$296

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters ended March 31, 2017 and 2016, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of March 31, 2017, the Company hedged $980.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $980.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements. Forward starting interest rate swaps totaling $415.0 million began on various dates between June of 2015 and February of 2017, and mature between June of 2019 and February of 2020. The remaining forward starting interest rate swaps begin at various dates between February of 2018 and February of 2020 and mature between February of 2020 and April of 2022. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Gross notional amount outstanding	$1,960,000	$1,470,000
Derivative asset fair value	4,078	5,402
Derivative liability fair value	(8,286)	(7,390)
Weighted-average interest rate received	1.42%	1.37%
Weighted-average interest rate paid	1.23%	1.11%
Weighted-average maturity (in years)	3.00	2.83
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters ended March 31, 2017 and 2016, there were no material gains or losses related to cash flow hedge ineffectiveness. As of March 31, 2017, the Company estimates that $7.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2017 and December 31, 2016, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $1.4 million and $3.2 million were recorded in noninterest income for the quarters ended March 31, 2017 and 2016, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Gross notional amount outstanding	$2,100,325	$1,656,612
Derivative asset fair value	15,722	13,478
Derivative liability fair value	(15,722)	(13,478)
Fair value of derivative (1)	16,340	13,753

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2017 and December 31, 2016. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2017 and December 31, 2016, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2017 and December 31, 2016.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$19,800	$24,234	$18,880	$21,150
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	19,800	24,234	18,880	21,150
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(11,293)	(11,293)	(10,889)	(10,889)
Cash collateral pledged	—	(12,941)	—	(10,261)
Net credit exposure	$8,507	$—	$7,991	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2017 and December 31, 2016, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2017 and December 31, 2016 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,737,410	$1,522,152
Commercial real estate	427,425	397,423
Home equity	486,880	426,384
Other commitments (1)	250,123	214,943
Total commitments to extend credit	$2,901,838	$2,560,902

Letters of credit	$146,632	$100,430
Recourse on assets sold:
Unpaid principal balance of loans sold	$185,101	$187,158
Carrying value of recourse obligation (2)	150	142

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2017 and 2016.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,768	$—	$—	$1,645	$—	$—
Mutual funds	17,362	—	—	16,275	—	—
Total trading securities	19,130	—	—	17,920	—	—
Securities available-for-sale:
U.S. treasury securities	48,516	—	—	48,541	—	—
U.S. agency securities	—	181,030	—	—	183,637	—
CMOs	—	1,051,364	—	—	1,047,446	—
MBSs	—	352,966	—	—	332,655	—
Municipal securities	—	262,710	—	—	270,846	—
CDOs	—	—	33,436	—	—	33,260
Equity securities	—	7,102	—	—	3,065	—
Total securities available-for-sale	48,516	1,855,172	33,436	48,541	1,837,649	33,260
Mortgage servicing rights ("MSRs") (1)	—	—	6,245			6,120
Derivative assets (1)	—	19,800	—	—	18,880	—
Liabilities:
Derivative liabilities (2)	$—	$24,234	$—	$—	$21,150	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted-average of the Issuers used by the Company as of March 31, 2017 and December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	March 31, 2017			December 31, 2016
Probability of prepayment	0.0%	-	10.9%	0.0%	-	10.9%
Probability of default	16.6%	-	44.1%	16.7%	-	46.8%
Loss given default	93.3%	-	99.1%	93.3%	-	98.9%
Probability of deferral cure	0.0%	-	100.0%	7.6%	-	100.0%
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
A rollforward of the carrying value of CDOs for the quarters ended March 31, 2017 and 2016 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$33,260	$31,529
Change in other comprehensive income (1)	129	(786)
Other	47	14
Ending balance	$33,436	$30,757

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

MSRs
The Company services loans for others totaling $632.7 million as of March 31, 2017 and $640.5 million as of December 31, 2016. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2017.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2017			December 31, 2016
Prepayment speed	7.7%	-	25.5%	7.7%	-	22.8%
Maturity (months)	10	-	102	12	-	103
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2017 and 2016 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$6,120	$1,853
Additions from acquisition	—	3,092
New MSRs	156	185
Total gains (losses) included in earnings (1):
Changes in valuation inputs and assumptions	172	(40)
Other changes in fair value (2)	(203)	(68)
Ending balance	$6,245	$5,022
Contractual servicing fees earned (1)	$395	$183

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2017 and 2016.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$11,528	$—	$—	$22,019
OREO (2)	—	—	780	—	—	8,624
Loans held-for-sale (3)	—	—	9,144	—	—	10,484
Assets held-for-sale (4)	—	—	17,146	—	—	4,075

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of March 31, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell and three corporate loans. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a corporate loan.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2017 and December 31, 2016 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$174,268	$174,268	$155,055	$155,055
Interest-bearing deposits in other banks	2	74,892	74,892	107,093	107,093
Securities held-to-maturity	2	17,742	15,118	22,291	18,212
FHLB and FRB stock	2	46,306	46,306	59,131	59,131
Loans	3	9,970,427	9,712,763	8,172,584	7,973,845
Investment in BOLI	3	276,960	276,960	219,746	219,746
Accrued interest receivable	3	39,868	39,868	34,384	34,384
Other interest-earning assets	3	635	635	834	834
Liabilities:
Deposits	2	$10,956,541	$10,945,331	$8,828,603	$8,820,572
Borrowed funds	2	547,923	547,923	879,008	879,008
Senior and subordinated debt	2	194,745	202,522	194,603	197,888
Accrued interest payable	2	2,564	2,564	3,416	3,416
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
Loans - Loans includes the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. The fair value of loans is estimated using the present value of the expected future cash flows of the remaining maturities of the loans. Prepayment assumptions that consider the Company's historical experience and current economic and lending conditions were included. The discount rate was based on the LIBOR yield curve with adjustments for liquidity and credit risk inherent in the loans.
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
Senior and Subordinated Debt - The fair values of senior and subordinated notes are estimated based on quoted market prices of similar instruments. The fair values of junior subordinated debentures are estimated based on quoted market prices of comparable securities when available, or by discounting the expected future cash flows at market interest rates.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through over 130 locations. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial, retail, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2017 and 2016 and Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2016 Annual Report on Form 10-K ("2016 10-K"). The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of future results.
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

•	Net Interest Margin - Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.

•	Noninterest Income - Noninterest income is the income we earn from fee-based revenues, other income, and non-operating revenues.

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

Some of these metrics may be presented on a non-U.S. generally accepted accounting principles ("non-GAAP") basis. For detail on our non-GAAP metrics, see the discussion in the section titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
As of March 31, 2016, both the Company and the Bank first exceeded $10.0 billion in total assets. As of March 31, 2017, the Company and the Bank each had total assets of approximately $13.8 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, the Company and the Bank are not immediately subject to these additional requirements when they exceed $10 billion in assets; instead, the Company and the Bank will be subject to these various requirements over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2016 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC").

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," "continue," "look forward," or "assume," and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, anticipated trends in our business, regulatory developments, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2016 10-K, as well as our subsequent filings made with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are consistent with general practice within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2016 10-K. There have been no significant changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2016.
SIGNIFICANT RECENT EVENTS
Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. With the acquisition, the Company acquired 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana, and added approximately $2.0 billion in deposits and $1.8 billion in loans. The merger consideration totaled $580.7 million and consisted of $533.6 million in Company common stock and $47.1 million in cash. All operating systems were converted during the first quarter of 2017.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management. With this acquisition, the assets the Company collectively manages on behalf of its clients increased to nearly $10.0 billion.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2017	2016
Operating Results
Interest income	$123,699	$87,548
Interest expense	8,502	6,834
Net interest income	115,197	80,714
Provision for loan losses	4,918	7,593
Noninterest income	39,951	35,926
Noninterest expense	116,642	82,589
Income before income tax expense	33,588	26,458
Income tax expense	10,733	8,496
Net income	$22,855	$17,962
Weighted-average diluted common shares outstanding	100,432	77,992
Diluted earnings per common share	$0.23	$0.23
Diluted earnings per common share, excluding certain significant transactions (1)(2)	$0.34	$0.27
Performance Ratios
Return on average common equity (3)	5.20%	6.06%
Return on average tangible common equity (3)	9.53%	8.87%
Return on average tangible common equity, excluding certain significant transactions (1) (2) (3)	13.99%	10.32%
Return on average assets (3)	0.68%	0.72%
Return on average assets, excluding certain significant transactions (1) (2) (3)	1.01%	0.84%
Tax-equivalent net interest margin (2)(3)(4)	3.89%	3.66%
Efficiency ratio (2)	60.98%	64.82%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	These ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			March 31, 2017 Change From
	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
Balance Sheet Highlights
Total assets	$13,773,471	$11,422,555	$10,728,922	$2,350,916	$3,044,549
Total loans	10,054,370	8,254,145	7,822,555	1,800,225	2,231,815
Total deposits	10,956,541	8,828,603	8,780,818	2,127,938	2,175,723
Core deposits	9,415,286	7,635,318	7,493,696	1,779,968	1,921,590
Loans to deposits	91.8%	93.5%	89.1%
Core deposits to total deposits	85.9%	86.5%	85.3%

Asset Quality Highlights
Non-accrual loans	$54,294	$59,289	$31,890	$(4,995)	$22,404
90 days or more past due loans, still accruing interest (1)	2,633	5,009	5,835	(2,376)	(3,202)
Total non-performing loans	56,927	64,298	37,725	(7,371)	19,202
Accruing troubled debt restructurings ("TDRs")	2,112	2,291	2,702	(179)	(590)
Other real estate owned ("OREO")	29,140	26,083	29,649	3,057	(509)
Total non-performing assets	$88,179	$92,672	$70,076	$(4,493)	$18,103
30-89 days past due loans (1)	$23,641	$21,043	$30,142	$2,598	$(6,501)
Non-performing assets to loans plus OREO (2)	0.87%	1.12%	0.89%
Allowance for Credit Losses
Allowance for credit losses	$89,163	$87,083	$78,375	$2,080	$10,788
Allowance for credit losses to total loans (3)	0.89%	1.06%	1.00%
Allowance for credit losses to total loans, excluding acquired loans	1.11%	1.11%	1.11%
Allowance for credit losses to non-accrual loans (3)	164.22%	146.88%	245.77%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

(2)	Excluding the impact of loans and OREO acquired in the Standard transaction, non-performing assets to total loans plus OREO was 0.95% at March 31, 2017.

(3)
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

Net income for the first quarter 2017 was $22.9 million, or $0.23 per share, compared to $18.0 million, or $0.23 per share, for the first quarter of 2016. Performance for both periods was impacted by certain significant transactions which include acquisition and integration related pre-tax expenses of $18.6 million and $5.0 million for the first quarters of 2017 and 2016, respectively. Excluding these transactions, earnings per share was $0.34 for the first quarter of 2017 compared to $0.27 for the same period in 2016. The increase in net income and earnings per share, excluding certain significant transactions, reflects the benefit of the Standard acquisition completed in the first quarter of 2017 and the NI Bancshares Corporation ("NI Bancshares") acquisition completed late in the first quarter of 2016, organic loan growth, increases in fee-based revenues, and lower provision for loan losses, which were partially offset by higher noninterest expense. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $10.1 billion grew by $1.8 billion, or 21.8%, from December 31, 2016. This growth was driven primarily by the acquisition of Standard, which represents $1.7 billion of loans at March 31, 2017.
Non-performing assets to loans plus OREO was 0.87% at March 31, 2017, down from 1.12% at December 31, 2016. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements included in our 2016 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2017 and 2016, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$215,915	$441	0.83	$241,645	$342	0.57	$(31)	$130	$99
Securities (1)	2,021,157	11,535	2.28	1,495,462	9,998	2.67	2,634	(1,097)	1,537
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	54,219	368	2.71	39,773	159	1.60	72	137	209
Loans (1)(2)	9,920,513	113,409	4.64	7,346,035	79,356	4.34	29,323	4,730	34,053
Total interest-earning assets (1)(2)	12,211,804	125,753	4.17	9,122,915	89,855	3.96	31,998	3,900	35,898
Cash and due from banks	176,953			133,268
Allowance for loan losses	(89,065)			(75,654)
Other assets	1,373,433			876,316
Total assets	$13,673,125			$10,056,845
Liabilities and Stockholders' Equity
Savings deposits	$2,029,631	400	0.08	$1,575,174	283	0.07	85	32	117
NOW accounts	1,916,816	478	0.10	1,448,666	200	0.06	80	198	278
Money market deposits	1,890,703	619	0.13	1,583,898	465	0.12	96	58	154
Time deposits	1,515,597	1,712	0.46	1,183,463	1,437	0.49	403	(128)	275
Borrowed funds	734,091	2,194	1.21	303,232	1,316	1.75	1,128	(250)	878
Senior and subordinated debt	194,677	3,099	6.46	201,253	3,133	6.26	(112)	78	(34)
Total interest-bearing liabilities	8,281,515	8,502	0.42	6,295,686	6,834	0.44	1,680	(12)	1,668
Demand deposits	3,355,674			2,463,017
Total funding sources	11,637,189			8,758,703
Other liabilities	272,398			119,554
Stockholders' equity - common	1,763,538			1,178,588
Total liabilities and stockholders' equity	$13,673,125			$10,056,845
Tax-equivalent net interest income/margin (1)		117,251	3.89		83,021	3.66	$30,318	$3,912	$34,230
Tax-equivalent adjustment		(2,054)			(2,307)
Net interest income (GAAP)		$115,197			$80,714
Impact of acquired loan accretion (1)		$11,345	0.38		$2,423	0.11
Tax-equivalent net interest margin, excluding the impact of acquired loan accretion (1)		105,906	3.51		80,598	3.55

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For further details on the calculation of tax-equivalent net interest income and margin, net interest income and margin (GAAP), and tax-equivalent net interest margin, excluding the impact of acquired loan accretion, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $54.3 million as of March 31, 2017 and $31.9 million as of March 31, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 42.7% compared to the first quarter of 2016. The rise in net interest income resulted primarily from the acquisition of interest-earning assets and acquired loan accretion from the Standard transaction early in the first quarter of 2017. Higher interest rates combined with increased levels of interest-earning assets from securities purchases and loan growth also contributed to the increase in net interest income.
Acquired loan accretion contributed $11.3 million and $2.4 million to net interest income for the first quarters of 2017 and 2016, respectively.
Tax-equivalent net interest margin for the current quarter was 3.89%, increasing by 23 basis points from the first quarter of 2016. The rise in tax-equivalent net interest margin was impacted by a 27 basis point increase in acquired loan accretion, due primarily to the Standard transaction. In addition, the impact of adding a greater mix of higher-yielding fixed-rate loans acquired from Standard contributed to the increase, which was more than offset by growth in the securities portfolio and the continued shift of loan originations and mix to lower-yielding floating rate loans.
For the first quarter of 2017, total average interest-earning assets rose $3.1 billion from the first quarter of 2016. The increase resulted from interest-earning assets acquired in the Standard transaction early in the first quarter of 2017. In addition, the rise in average interest-earning assets was impacted by organic loan growth, security purchases, and interest-earning assets acquired in the NI Bancshares transaction late in the first quarter of 2016.
Average funding sources increased by $2.9 billion from the first quarter of 2016. The increase was impacted by deposits acquired in the Standard transaction early in the first quarter of 2017. Deposits acquired in the NI Bancshares transaction late in the first quarter of 2016 and the addition of FHLB advances during the second half of 2016 also contributed to the rise in average funding sources.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2017 and 2016 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016	% Change
Service charges on deposit accounts	$11,365	$9,473	20.0
Wealth management fees	9,660	7,559	27.8
Card-based fees (1)	8,116	6,718	20.8
Merchant servicing fees (2)	3,135	3,028	3.5
Mortgage banking income	1,888	1,368	38.0
Capital market products income	1,376	3,215	(57.2)
Other service charges, commissions, and fees	2,307	2,233	3.3
Total fee-based revenues	37,847	33,594	12.7
Net securities gains (3)	—	887	(100.0)
Other income (4)	2,104	1,445	45.6
Total noninterest income	$39,951	$35,926	11.2

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

(3)	For a discussion of this item, see the section of this Item 2 titled "Investment Portfolio Management."

(4)	Other income consists of various items, including bank-owned life insurance ("BOLI") income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total fee-based revenues of $37.8 million grew by 12.7% compared to the first quarter of 2016 resulting primarily from services provided to customers acquired in the Standard transaction and the full-quarter impact of services provided to customers acquired in the NI Bancshares transaction late in the first quarter of 2016.
Mortgage banking income resulted from sales of $54.6 million of 1-4 family mortgage loans in the secondary market during the first quarter of 2017, up from sales of $38.7 million for the first quarter of 2016.

The decline in capital market products income from the first quarter of 2016 was consistent with loan production during the first quarter of 2017.
Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2017 and 2016 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016	% Change
Salaries and employee benefits:
Salaries and wages	$44,890	$36,296	23.7
Retirement and other employee benefits	10,882	8,298	31.1
Total salaries and employee benefits	55,772	44,594	25.1
Net occupancy and equipment expense	12,325	9,697	27.1
Professional services	8,463	5,920	43.0
Technology and related costs	4,433	3,701	19.8
Merchant card expense (1)	2,585	2,598	(0.5)
Advertising and promotions	1,066	1,589	(32.9)
Cardholder expenses	1,764	1,359	29.8
Net OREO expense	1,700	664	156.0
Other expenses	9,969	7,447	33.9
Acquisition and integration related expenses	18,565	5,020	269.8
Total noninterest expense	$116,642	$82,589	41.2

(1)	The related merchant servicing fees are included in noninterest income for each period presented.
Total noninterest expense increased by 41.2% compared to the first quarter of 2016, which was impacted by certain significant transactions including acquisition and integration related expenses associated with completed and pending acquisitions. Excluding these certain significant transactions, total noninterest expense increased by 26.4% from the first quarter of 2016.
Compared to the first quarter of 2016, approximately half of the increase in total noninterest expense, excluding certain significant transactions, resulted from operating costs associated with the Standard transaction and the full quarter impact of the NI Bancshares transaction. Compensation costs associated with merit increases, investments in additional talent to support growth, and higher loan remediation expenses also contributed to the rise in salaries and employee benefits and professional services compared to the first quarter of 2016.
The decrease in advertising and promotions expense compared to the first quarter of 2016 resulted from the timing of certain advertising costs.
Net OREO expense increased from the first quarter of 2016 due to higher valuation adjustments and a rise in expenses related to the resolution of certain properties.
Acquisition and integration related expenses resulted from the acquisition of Standard and Premier during the first quarter of 2017 and NI Bancshares during the first quarter of 2016. These expenses fluctuate based on the size and timing of each transaction.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters ended March 31, 2017 and 2016 is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Income before income tax expense	$33,588	$26,458
Income tax expense:
Federal income tax expense	$8,895	$7,101
State income tax expense	1,838	1,395
Total income tax expense	$10,733	$8,496
Effective income tax rate	32.0%	32.1%
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
The increase in total income tax expense for the quarter ended March 31, 2017 compared to the same period in 2016 resulted primarily from higher levels of income subject to tax at statutory rates, offset in part by tax benefits of $638,000 related to the implementation of Financial Accounting Standards Board ("FASB") guidance on employee share-based payments.
Our accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2016 10-K.
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2017				As of December 31, 2016
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$48,574	$(58)	$48,516	2.5	$48,581	$(40)	$48,541	2.5
U.S. agency securities	180,894	136	181,030	9.3	183,528	109	183,637	9.6
Collateralized mortgage obligations ("CMOs")	1,066,439	(15,075)	1,051,364	54.3	1,064,130	(16,684)	1,047,446	54.6
Other mortgage-backed securities ("MBSs")	357,473	(4,507)	352,966	18.2	337,139	(4,484)	332,655	17.3
Municipal securities	263,606	(896)	262,710	13.6	273,319	(2,473)	270,846	14.1
Trust-preferred collateralized debt obligations ("CDOs")	47,728	(14,292)	33,436	1.7	47,681	(14,421)	33,260	1.7
Equity securities	7,246	(144)	7,102	0.4	3,206	(141)	3,065	0.2
Total securities available-for-sale	$1,971,960	$(34,836)	$1,937,124	100.0	$1,957,584	$(38,134)	$1,919,450	100.0
Securities Held-to-Maturity
Municipal securities	$17,742	$(2,624)	$15,118		$22,291	$(4,079)	$18,212
Portfolio Composition
As of March 31, 2017, our securities available-for-sale portfolio totaled $1.9 billion, rising $17.7 million, or 0.9%, from December 31, 2016.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $33.4 million and miscellaneous other securities with a fair value of $7.1 million.
Investments in municipal securities comprised $262.7 million, or 13.6%, of the total securities available-for-sale portfolio at March 31, 2017. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 7
Securities Effective Duration Analysis

	As of March 31, 2017			As of December 31, 2016
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.15%	1.17	1.00%	1.39%	1.42	0.99%
U.S. agency securities	2.50%	3.79	1.65%	2.65%	3.89	1.55%
CMOs	3.69%	4.43	1.94%	3.76%	4.49	1.88%
MBSs	4.05%	5.37	2.13%	4.15%	5.62	2.07%
Municipal securities	4.10%	2.34	3.76%	4.17%	2.51	3.85%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.63%	4.17	2.17%	3.72%	4.27	2.14%
Securities Held-to-Maturity
Municipal securities	5.96%	8.14	4.38%	6.47%	9.08	3.98%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.17 years and 3.63%, respectively, as of March 31, 2017, consistent with 4.27 years and 3.72% as of December 31, 2016.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the first quarter of 2017. Of the $214.1 million of securities acquired in the Standard transaction during the first quarter of 2017, $210.2 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.
Net securities gains for the first quarter of 2016 were $887,000 on securities with carrying values of $30.6 million. No impairment charges were recognized during the first quarter of 2016.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. As of March 31, 2017, net unrealized losses totaled $34.8 million compared to net unrealized losses of $38.1 million as of December 31, 2016.

Net unrealized losses in the CMO portfolio totaled $15.1 million as of March 31, 2017 compared to $16.7 million as of December 31, 2016. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of March 31, 2017 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $14.3 million as of March 31, 2017 and $14.4 million as of December 31, 2016. We do not believe the unrealized losses on the CDOs as of March 31, 2017 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 14 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 83.3% of total loans at March 31, 2017. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of March 31, 2017
	Legacy	Acquired (1)	Total	% of Total Loans	As of December 31, 2016	% of Total Loans	% Change
Commercial and industrial	$2,855,259	$515,521	$3,370,780	33.5	$2,827,658	34.3	19.2
Agricultural	394,855	27,929	422,784	4.2	389,496	4.7	8.5
Commercial real estate:
Office, retail, and industrial	1,542,831	446,148	1,988,979	19.8	1,581,967	19.2	25.7
Multi-family	634,500	37,210	671,710	6.7	614,052	7.4	9.4
Construction	453,001	115,459	568,460	5.6	451,540	5.4	25.9
Other commercial real estate	967,763	390,018	1,357,781	13.5	979,528	11.9	38.6
Total commercial real estate	3,598,095	988,835	4,586,930	45.6	3,627,087	43.9	26.5
Total corporate loans	6,848,209	1,532,285	8,380,494	83.3	6,844,241	82.9	22.4
Home equity	783,910	96,757	880,667	8.8	747,983	9.1	17.7
1-4 family mortgages	451,488	88,660	540,148	5.4	423,922	5.1	27.4
Installment	251,406	1,655	253,061	2.5	237,999	2.9	6.3
Total consumer loans	1,486,804	187,072	1,673,876	16.7	1,409,904	17.1	18.7
Total loans	$8,335,013	$1,719,357	$10,054,370	100.0	$8,254,145	100.0	21.8

(1)	Amounts represent loans acquired in the Standard transaction, which was completed in the first quarter of 2017.
Total loans of $10.1 billion grew by 21.8% from December 31, 2016. Excluding loans acquired in the Standard transaction that totaled $1.7 billion, total loans grew modestly from December 31, 2016. The addition of shorter-duration, floating rate home equity loans and the expansion of mortgage and installment loans drove the increase compared to December 31, 2016.

Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 37.7% of total loans, and totaled $3.8 billion at March 31, 2017, an increase of $576.4 million, or 17.9%, from December 31, 2016. Loans acquired in the Standard transaction during the first quarter of 2017 contributed $543.5 million to the increase. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of March 31, 2017 and December 31, 2016.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2017	% of Total	As of December 31, 2016	% of Total
Office, retail, and industrial:
Office	$863,810	18.8	$599,572	16.5
Retail	463,837	10.1	412,614	11.4
Industrial	661,332	14.4	569,781	15.7
Total office, retail, and industrial	1,988,979	43.3	1,581,967	43.6
Multi-family	671,710	14.6	614,052	16.9
Construction	568,460	12.4	451,540	12.4
Other commercial real estate:
Multi-use properties	304,269	6.6	236,430	6.5
Rental properties	215,776	4.7	159,134	4.4
Warehouses and storage	160,994	3.5	136,853	3.8
Restaurants	116,765	2.5	63,067	1.7
Hotels	89,891	2.0	41,780	1.2
Automobile dealers	86,108	1.9	53,671	1.5
Recreational	86,099	1.9	58,390	1.6
Service stations and truck stops	67,099	1.6	51,403	1.4
Religious	37,617	0.8	38,319	1.1
Other	193,163	4.2	140,481	3.9
Total other commercial real estate	1,357,781	29.7	979,528	27.1
Total commercial real estate	$4,586,930	100.0	$3,627,087	100.0
Commercial real estate loans represent 45.6% of total loans, and totaled $4.6 billion at March 31, 2017, increasing by $959.8 million, or 26.5%, from December 31, 2016. Loans acquired in the Standard transaction during the first quarter of 2017 contributed $988.8 million to the increase, which more than offset lower loan production that was impacted by seasonality.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 44% of the commercial real estate portfolio is owner-occupied as of March 31, 2017. Using outstanding loan balances, non-owner occupied commercial real estate loans to total capital was 221% and construction loans to total capital was 37% as of March 31, 2017. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate not secured by real estate loans.
Consumer Loans
Consumer loans represent 16.7% of total loans, and totaled $1.7 billion at March 31, 2017, an increase of $264.0 million, or 18.7%, from December 31, 2016. Loans acquired in the Standard transaction during the first quarter of 2017 contributed $187.1 million to the increase. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI (1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual (2)	Total Loans
As of March 31, 2017
Commercial and industrial	$20,841	$3,320,057	$7,117	$1,251	$21,514	$3,370,780
Agricultural	9,282	411,395	824	—	1,283	422,784
Commercial real estate:
Office, retail, and industrial	19,495	1,949,084	843	52	19,505	1,988,979
Multi-family	14,545	652,206	4,782	14	163	671,710
Construction	20,176	545,530	2,556	—	198	568,460
Other commercial real estate	68,869	1,283,117	1,936	1	3,858	1,357,781
Total commercial real estate	123,085	4,429,937	10,117	67	23,724	4,586,930
Total corporate loans	153,208	8,161,389	18,058	1,318	46,521	8,380,494
Home equity	3,018	869,265	2,721	864	4,799	880,667
1-4 family mortgages	19,759	516,211	1,163	41	2,974	540,148
Installment	1,334	249,618	1,699	410	—	253,061
Total consumer loans	24,111	1,635,094	5,583	1,315	7,773	1,673,876
Total loans	$177,319	$9,796,483	$23,641	$2,633	$54,294	$10,054,370
As of December 31, 2016
Commercial and industrial	$2,167	$2,788,891	$6,288	$374	$29,938	$2,827,658
Agricultural	512	388,067	—	736	181	389,496
Commercial real estate:
Office, retail, and industrial	12,398	1,546,078	5,085	1,129	17,277	1,581,967
Multi-family	12,225	600,054	858	604	311	614,052
Construction	4,442	446,480	332	—	286	451,540
Other commercial real estate	12,219	961,709	1,182	1,526	2,892	979,528
Total commercial real estate	41,284	3,554,321	7,457	3,259	20,766	3,627,087
Total corporate loans	43,963	6,731,279	13,745	4,369	50,885	6,844,241
Home equity	615	738,213	3,581	109	5,465	747,983
1-4 family mortgages	14,949	403,521	2,241	272	2,939	423,922
Installment	1,459	234,805	1,476	259	—	237,999
Total consumer loans	17,023	1,376,539	7,298	640	8,404	1,409,904
Total loans	$60,986	$8,107,818	$21,043	$5,009	$59,289	$8,254,145

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $387,000 and $682,000 as of March 31, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Non-accrual loans	$54,294	$59,289	$44,289	$37,312	$31,890
90 days or more past due loans, still accruing interest (1)	2,633	5,009	4,318	5,406	5,835
Total non-performing loans	56,927	64,298	48,607	42,718	37,725
Accruing TDRs	2,112	2,291	2,368	2,491	2,702
OREO	29,140	26,083	28,049	29,990	29,649
Total non-performing assets	$88,179	$92,672	$79,024	$75,199	$70,076
30-89 days past due loans (1)	$23,641	$21,043	$26,140	$23,380	$30,142
Non-accrual loans to total loans (2)	0.54%	0.72%	0.54%	0.47%	0.41%
Non-performing loans to total loans (2)	0.57%	0.78%	0.59%	0.54%	0.48%
Non-performing assets to total loans plus OREO (2)	0.87%	1.12%	0.96%	0.94%	0.89%

(1)	PCI loans with an accretable yield are considered current and not included in past due loan totals.

(2)
Excluding the impact of loans and OREO acquired in the Standard transaction, non-accrual loans to total loans, non-performing loans to total loans, and non-performing assets to total loans plus OREO were 0.65%, 0.68%, and 0.95%, respectively, at March 31, 2017.

Total non-performing assets represented 0.87% of total loans and OREO at March 31, 2017, down from 1.12% at December 31, 2016. Included in non-performing assets as of March 31, 2017 was $8.4 million of OREO acquired in the Standard transaction.

TDRs
Loan modifications may be performed at the request of an individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructured loans remain classified as TDRs for the remaining term of these loans.
Table 12
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2017		December 31, 2016		March 31, 2016
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	4	$1,200	3	$431	5	$1,309
Commercial real estate:
Office, retail, and industrial	2	864	3	4,888	1	162
Multi-family	3	745	3	754	3	774
Other commercial real estate	2	263	3	316	3	334
Total commercial real estate	7	1,872	9	5,958	7	1,270
Total corporate loans	11	3,072	12	6,389	12	2,579
Home equity	16	967	16	997	16	1,135
1-4 family mortgages	11	1,185	11	1,202	11	1,256
Total consumer loans	27	2,152	27	2,199	27	2,391
Total TDRs	38	$5,224	39	$8,588	39	$4,970
Accruing TDRs	17	$2,112	18	$2,291	22	$2,702
Non-accrual TDRs	21	3,112	21	6,297	17	2,268
Total TDRs	38	$5,224	39	$8,588	39	$4,970
Year-to-date charge-offs on TDRs		$112		$1,492		$—
Specific reserves related to TDRs		32		—		729
As of March 31, 2017, TDRs totaled $5.2 million, decreasing by $3.4 million, or 39.2%, from December 31, 2016. This decrease resulted primarily from the final resolution of a non-accrual commercial loan relationship during the first quarter of 2017.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 13
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of March 31, 2017			As of December 31, 2016
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$113,944	$100,217	$214,161	$92,340	$66,266	$158,606
Agricultural	9,873	6,274	16,147	17,039	5,894	22,933
Commercial real estate:
Office, retail, and industrial	39,545	42,230	81,775	33,852	39,513	73,365
Multi-family	3,940	1,898	5,838	3,972	2,029	6,001
Construction	8,927	16,473	25,400	111	12,197	12,308
Other commercial real estate	21,599	19,977	41,576	11,808	13,544	25,352
Total commercial real estate	74,011	80,578	154,589	49,743	67,283	117,026
Total corporate performing potential problem loans (4)	$197,828	$187,069	$384,897	$159,122	$139,443	$298,565
Corporate performing potential problem loans to corporate loans	2.36%	2.23%	4.59%	2.33%	2.04%	4.36%
Corporate PCI performing potential problem loans included in the totals above	$15,754	$39,885	$55,639	$1,868	$13,598	$15,466

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $674,000 as of March 31, 2017 and $834,000 as of December 31, 2016.

(4)	Includes corporate PCI performing potential problem loans.

Corporate performing potential problem loans were 4.6% of corporate loans at March 31, 2017, higher than 4.4% at December 31, 2016. This increase was impacted by the Standard acquisition, which added $43.6 million of corporate performing potential problem loans that were designated as PCI.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $29.1 million at March 31, 2017, increasing by $3.1 million, or 11.7%, from December 31, 2016. As of March 31, 2017, total OREO includes $8.4 million acquired in the Standard transaction.
Table 14
OREO by Type
(Dollar amounts in thousands)

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Single-family homes	$1,768	$2,595	$3,597
Land parcels:
Raw land	1,025	1,464	1,689
Commercial lots	10,638	8,176	9,163
Single-family lots	2,232	947	1,289
Total land parcels	13,895	10,587	12,141
Multi-family units	272	48	116
Commercial properties	13,205	12,853	13,795
Total OREO	$29,140	$26,083	$29,649
OREO Activity
A rollforward of OREO balances for the quarters ended March 31, 2017 and 2016 is presented in the following table.
Table 15
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2017	2016
Beginning balance	$26,083	$27,782
Transfers from loans	683	942
Acquisitions	8,427	2,863
Proceeds from sales	(5,364)	(1,640)
Losses on sales of OREO	(156)	(161)
OREO valuation adjustments	(533)	(137)
Ending balance	$29,140	$29,649
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2017.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of March 31, 2017 and December 31, 2016.
Table 16
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Quarter ended March 31, 2017
Beginning balance	$84,217	$2,866	$87,083
Net charge-offs	(2,725)	(113)	(2,838)
Provision for loan losses and other expense	4,957	(39)	4,918
Ending balance	$86,449	$2,714	$89,163
As of March 31, 2017
Total loans	$7,813,950	$2,240,420	$10,054,370
Remaining acquisition adjustment (2)	N/A	98,882	98,882
Allowance for credit losses to total loans	1.11%	0.12%	0.89%
Remaining acquisition adjustment to acquired loans	N/A	4.41%	N/A
As of December 31, 2016
Total loans	$7,620,100	$634,045	$8,254,145
Remaining acquisition adjustment (2)	N/A	22,574	22,574
Allowance for credit losses to total loans	1.11%	0.45%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.56%	N/A

N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $55.2 million and $43.7 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of March 31, 2017, and $10.8 million and $11.8 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2016.

Excluding acquired loans, the allowance for credit losses to total loans was 1.11% as of March 31, 2017. The acquisition adjustment increased by $76.3 million during the first quarter of 2017, driven primarily by the Standard transaction. This was partially offset by acquired loan accretion which is included in interest income, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.41%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $170.9 million and $117.6 million as of March 31, 2017 and December 31, 2016, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.7 million on acquired loans.

Table 17
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Change in allowance for credit losses
Beginning balance	$87,083	$86,308	$81,505	$78,375	$74,855
Loan charge-offs:
Commercial, industrial, and agricultural	4,074	4,298	1,760	2,026	1,898
Office, retail, and industrial	127	349	2,193	1,641	524
Multi-family	—	19	—	84	204
Construction	5	—	—	8	126
Other commercial real estate	408	99	509	879	1,445
Consumer	1,664	1,256	1,488	1,495	992
Total loan charge-offs	6,278	6,021	5,950	6,133	5,189
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,666	758	615	576	502
Office, retail, and industrial	975	184	42	8	103
Multi-family	28	2	69	1	25
Construction	227	12	9	20	15
Other commercial real estate	101	210	94	69	151
Consumer	443	323	326	329	320
Total recoveries of loan charge-offs	3,440	1,489	1,155	1,003	1,116
Net loan charge-offs	2,838	4,532	4,795	5,130	4,073
Provision for loan losses	4,918	5,307	9,998	8,085	7,593
(Decrease) increase in reserve for unfunded commitments (1)	—	—	(400)	175	—
Total provision for loan losses and other expense	4,918	5,307	9,598	8,260	7,593
Ending balance	$89,163	$87,083	$86,308	$81,505	$78,375

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Allowance for credit losses
Allowance for loan losses	$88,163	$86,083	$85,308	$80,105	$77,150
Reserve for unfunded commitments	1,000	1,000	1,000	1,400	1,225
Total allowance for credit losses	$89,163	$87,083	$86,308	$81,505	$78,375
Allowance for credit losses to loans (1)	0.89%	1.06%	1.06%	1.02%	1.00%
Allowance for credit losses to loans, excluding acquired loans	1.11%	1.11%	1.13%	1.11%	1.11%
Allowance for credit losses to non-accrual loans	164.22%	146.88%	194.87%	218.44%	245.77%
Allowance for credit losses to non-performing loans	156.63%	135.44%	177.56%	190.80%	207.75%
Average loans	$9,916,281	$8,171,953	$8,062,035	$7,878,544	$7,341,331
Net loan charge-offs to average loans, annualized (2)	0.12%	0.22%	0.24%	0.26%	0.22%

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

(2)	Excluding the impact of loans acquired in the Standard transaction, net loan charge-offs to average loans, annualized, was 0.14% at March 31, 2017.
Activity in the Allowance for Credit Losses
The allowance for credit losses was $89.2 million as of March 31, 2017, an increase of $2.1 million from December 31, 2016, and represents 0.89% of total loans compared to 1.06% at December 31, 2016.
The provision for loan losses was $4.9 million for the quarter ended March 31, 2017, decreasing from $5.3 million and $7.6 million for the quarters ended December 31, 2016 and March 31, 2016, respectively. The decrease compared to both prior periods resulted primarily from lower levels of charge-offs. In addition, greater loan production resulted in higher provision for the first quarter of 2016.
Total net loan charge-offs to average loans for the first quarter of 2017 was 12 basis points, or $2.8 million, decreasing from 22 basis points for the fourth quarter of 2016 and first quarter of 2016, respectively. Net loan charge-offs for the first quarter of 2017 include $3.4 million in recoveries, which relate primarily to three corporate loan relationships that were charged-off in prior periods.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2017 % Change From
	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
Demand deposits	$3,355,674	$2,803,016	$2,463,017	19.7%	36.2%
Savings deposits	2,029,631	1,633,010	1,575,174	24.3%	28.9%
NOW accounts	1,916,816	1,715,228	1,448,666	11.8%	32.3%
Money market accounts	1,890,703	1,623,392	1,583,898	16.5%	19.4%
Core deposits	9,192,824	7,774,646	7,070,755	18.2%	30.0%
Time deposits	1,473,882	1,196,243	1,165,434	23.2%	26.5%
Brokered deposits	41,715	16,805	18,029	148.2%	131.4%
Total time deposits	1,515,597	1,213,048	1,183,463	24.9%	28.1%
Total deposits	10,708,421	8,987,694	8,254,218	19.1%	29.7%
Securities sold under agreements to repurchase	126,202	122,866	142,939	2.7%	(11.7)%
FHLB advances	607,889	495,109	159,687	22.8%	280.7%
Other borrowings	—	—	606	N/M	(100.0)%
Total borrowed funds	734,091	617,975	303,232	18.8%	142.1%
Senior and subordinated debt	194,677	259,531	201,253	(25.0)%	(3.3)%
Total funding sources	$11,637,189	$9,865,200	$8,758,703	18.0%	32.9%
Average interest rate paid on borrowed funds	1.21%	1.10%	1.75%
Weighted-average maturity of FHLB advances	1.3 months	0.9 months	1.3 months
Weighted-average interest rate of FHLB advances	0.74%	0.60%	0.50%

N/M - Not meaningful.
Total average funding sources for the first quarter of 2017 increased by $1.8 billion, or 18.0%, compared to the fourth quarter of 2016 and $2.9 billion, or 32.9%, compared to the first quarter of 2016. The rise in average core deposits compared to both prior periods resulted from $1.7 billion in core deposits assumed in the Standard transaction, which contributed $1.5 billion to average core deposits in the first quarter of 2017. In addition, compared to the first quarter of 2016, the rise in average core deposits was impacted by organic growth and $443.1 million in core deposits assumed in the NI Bancshares transaction completed late in the first quarter of 2016. The addition of FHLB advances during the second half of 2016 also contributed to the rise in average funding sources compared to the first quarter of 2016.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	As of March 31, 2017		As of March 31, 2016
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$132,923	0.06	$122,511	0.06
FHLB advances	415,000	0.74	262,500	0.50
Other borrowings	—	—	2,400	3.50
Total borrowed funds	$547,923	0.58	$387,411	0.38
Average for the year-to-date period:
Securities sold under agreements to repurchase	$126,202	0.05	$142,939	0.14
FHLB advances	607,889	1.45	159,687	3.17
Other borrowings	—	—	606	3.98
Total borrowed funds	$734,091	1.21	$303,232	1.75
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$140,764		$174,266
FHLB advances	940,000		262,500
Other borrowings	—		2,400
Average borrowed funds totaled $734.1 million for the first quarter of 2017, increasing by $430.9 million compared to the first quarter of 2016. This increase was due primarily to higher levels of FHLB advances during the first quarter of 2017. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $415.0 million and $262.5 million in FHLB advances as of March 31, 2017 and 2016, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 2.17% and 2.13% for the first quarters of 2017 and 2016, respectively. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2016 10-K. In addition, financial institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion are required by the Dodd-Frank Act to conduct an annual company-run stress test of capital. The Company and the Bank will be subject to these stress test requirements starting with the July 31, 2017 and 2018 reporting dates, respectively.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of March 31, 2017 and December 31, 2016.

The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2017
	As of		Regulatory Minimum For Well- Capitalized
	March 31, 2017	December 31, 2016		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.63%	10.73%	10.00%	6%	$74,727
Tier 1 capital to risk-weighted assets	9.88%	9.83%	8.00%	23%	$221,134
Common equity Tier 1 to risk-weighted assets	9.88%	9.83%	6.50%	52%	$397,811
Tier 1 capital to average assets	9.72%	8.76%	5.00%	94%	$564,686
Company regulatory capital ratios
Total capital to risk-weighted assets	11.48%	12.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.53%	9.90%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.11%	9.39%	N/A	N/A	N/A
Tier 1 capital to average assets	8.89%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.07%	8.05%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.38%	8.42%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	8.68%	8.88%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Overall, the Company's regulatory capital ratios decreased compared to December 31, 2016 due primarily to the Standard and Premier acquisitions.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.09 per common share during the first quarter of 2017, which is consistent with the fourth quarter of 2016.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), excluding certain significant transactions, the efficiency ratio, return on average assets, excluding certain significant transactions, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, excluding the impact of acquired loan accretion, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, excluding certain significant transactions.
The Company presents EPS, the efficiency ratio, return on average assets, and return on average tangible common equity, all excluding certain significant transactions. Certain significant transactions include acquisition and integration expenses for all periods presented. Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, and return on average tangible common equity are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it enhances comparability for peer comparison purposes. In addition, management believes that the tax-equivalent net interest margin, excluding the impact of acquired loan accretion, enhances comparability for peer comparison purposes and is useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate significantly based on the size of each acquisition.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2017	2016
Earnings Per Share
Net income	$22,855	$17,962
Net income applicable to non-vested restricted shares	(234)	(212)
Net income applicable to common shares	22,621	17,750
Acquisition and integration related expenses	18,565	5,020
Tax effect of acquisition and integration related expenses	(7,426)	(2,008)
Net income applicable to common shares, excluding certain significant transactions (1)	$33,760	$20,762
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	100,411	77,980
Dilutive effect of common stock equivalents	21	12
Weighted-average diluted common shares outstanding	100,432	77,992
Basic EPS	$0.23	$0.23
Diluted EPS	$0.23	$0.23
Diluted EPS, excluding certain significant transactions (1)	$0.34	$0.27
Tax-Equivalent Net Interest Income
Net interest income	$115,197	$80,714
Tax-equivalent adjustment	2,054	2,307
Tax-equivalent net interest income (2)	117,251	83,021
Less: acquired loan accretion	(11,345)	(2,423)
Tax-equivalent net interest income, excluding the impact of acquired loan accretion	$105,906	$80,598
Average interest-earning assets	12,211,804	9,122,915
Net interest margin (GAAP)	3.83%	3.56%
Tax-equivalent net interest margin	3.89%	3.66%
Tax-equivalent net interest margin, excluding the impact of acquired loan accretion	3.51%	3.55%
Efficiency Ratio Calculation
Noninterest expense	$116,642	$82,589
Less:
Net OREO expense	(1,700)	(664)
Acquisition and integration related expenses	(18,565)	(5,020)
Total	$96,377	$76,905
Tax-equivalent net interest income (2)	$117,251	$83,021
Fee-based revenues	37,847	33,594
Add:
Other income, excluding BOLI income	844	579
BOLI income	1,260	866
Tax-equivalent adjustment of BOLI income	840	577
Total	$158,042	$118,637
Efficiency ratio	60.98%	64.82%

	Quarters Ended March 31,
	2017	2016
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$22,621	$17,750
Intangibles amortization	1,965	985
Tax effect of intangibles amortization	(786)	(394)
Net income applicable to common shares, excluding intangibles amortization	23,800	18,341
Acquisition and integration related expenses	18,565	5,020
Tax effect of acquisition and integration related expenses	(7,426)	(2,008)
Net income applicable to common shares, excluding intangibles amortization and certain significant transactions (1)	$34,939	$21,353
Average stockholders' common equity	$1,763,538	$1,178,588
Less: average intangible assets	(750,589)	(346,549)
Average tangible common equity	$1,012,949	$832,039
Return on average common equity (3)	5.20%	6.06%
Return on average tangible common equity (3)	9.53%	8.87%
Return on average tangible common equity, excluding certain significant transactions (1) (3)	13.99%	10.32%
Return on Average Assets
Net income	$22,855	$17,962
Acquisition and integration related expenses	18,565	5,020
Tax effect of acquisition and integration related expenses	(7,426)	(2,008)
Net income, excluding certain significant transactions (1)	$33,994	$20,974
Average assets	$13,673,125	$10,056,845
Return on average assets (3)	0.68%	0.72%
Return on average assets, excluding certain significant transactions (1) (3)	1.01%	0.84%

	As of
	March 31, 2017	December 31, 2016
Tangible Common Equity
Stockholders' equity	$1,804,733	$1,257,080
Less: goodwill and other intangible assets	(754,621)	(366,876)
Tangible common equity	1,050,112	890,204
Less: accumulated other comprehensive income ("AOCI")	40,264	40,910
Tangible common equity, excluding AOCI	$1,090,376	$931,114
Total assets	$13,773,471	$11,422,555
Less: goodwill and other intangible assets	(754,621)	(366,876)
Tangible assets	$13,018,850	$11,055,679
Risk-weighted assets	$12,095,592	$10,019,434
Tangible common equity to tangible assets	8.07%	8.05%
Tangible common equity, excluding AOCI, to tangible assets	8.38%	8.42%
Tangible common equity to risk-weighted assets	8.68%	8.88%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	Presented on a tax-equivalent basis, which reflects federal and state tax benefits.

(3)	Annualized based on the actual number of days for each period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2016 10-K.
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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of March 31, 2017 and December 31, 2016, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 51% of the loan portfolio consisted of fixed rate loans and 49% were floating rate loans as of March 31, 2017, compared to 48% and 52%, respectively, as of December 31, 2016.
As of March 31, 2017, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 96% of the total compared to 4% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 95% of fixed rate securities and 5% of floating rate interest-bearing deposits in other banks as of December 31, 2016. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $156.9 million, or 3%, of the floating rate loan portfolio as of March 31, 2017, compared to $271.5 million, or 5%, of the floating rate loan portfolio as of December 31, 2016. On the liability side of the balance sheet, 86% of deposits as of both March 31, 2017 and December 31, 2016 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2017
Dollar change	$61,936	$36,938	$19,311	$(40,624)
Percent change	14.0%	8.3%	4.4%	(9.2)%
As of December 31, 2016
Dollar change	$44,092	$25,412	$12,763	$(26,013)
Percent change	12.3%	7.1%	3.6%	(7.2)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2017 would increase net interest income by $36.9 million, or 8.3%, over the next twelve months compared to no change in interest rates. This same measure was $25.4 million, or 7.1%, as of December 31, 2016.
Overall, positive interest rate risk volatility as of March 31, 2017 increased compared to December 31, 2016. This increase was driven primarily by a reduction in short-term FHLB advances, resulting from the sale of securities acquired in the Standard transaction.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its 2016 Form 10-K. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the first quarter of 2017. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of March 31, 2017. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2017	—	$—	—	2,487,947
February 1 - February 28, 2017	119,740	24.54	—	2,487,947
March 1 - March 31, 2017	131	23.12	—	2,487,947
Total	119,871	$24.54	—

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

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: May 10, 2017
* Duly authorized to sign on behalf of the registrant.