Form 10-Q
period 2017-06-30
FIRST MIDWEST BANCORP INC
filed 2017-08-08
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
As of August 4, 2017, there were 102,737,430 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2017	December 31, 2016
Assets			(Unaudited)
Cash and due from banks			$181,171	$155,055
Interest-bearing deposits in other banks			103,181	107,093
Trading securities, at fair value			19,545	17,920
Securities available-for-sale, at fair value			1,908,248	1,919,450
Securities held-to-maturity, at amortized cost			17,353	22,291
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			66,333	59,131
Loans			10,232,159	8,254,145
Allowance for loan losses			(92,371)	(86,083)
Net loans			10,139,788	8,168,062
Other real estate owned ("OREO")			26,493	26,083
Premises, furniture, and equipment, net			135,745	82,577
Investment in bank-owned life insurance ("BOLI")			278,353	219,746
Goodwill and other intangible assets			752,413	366,876
Accrued interest receivable and other assets			340,517	278,271
Total assets			$13,969,140	$11,422,555
Liabilities
Noninterest-bearing deposits			$3,525,905	$2,766,748
Interest-bearing deposits			7,473,815	6,061,855
Total deposits			10,999,720	8,828,603
Borrowed funds			639,333	879,008
Senior and subordinated debt			194,886	194,603
Accrued interest payable and other liabilities			298,358	263,261
Total liabilities			12,132,297	10,165,475
Stockholders' Equity
Common stock			1,123	913
Additional paid-in capital			1,025,607	498,937
Retained earnings			1,056,072	1,016,674
Accumulated other comprehensive loss, net of tax			(36,567)	(40,910)
Treasury stock, at cost			(209,392)	(218,534)
Total stockholders' equity			1,836,843	1,257,080
Total liabilities and stockholders' equity			$13,969,140	$11,422,555

	June 30, 2017		December 31, 2016
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	150,000
Shares issued	—	112,345	—	91,284
Shares outstanding	—	102,741	—	81,325
Treasury shares	—	9,604	—	9,959

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Loans	$114,820	$86,526	$227,185	$164,981
Investment securities	10,527	9,363	21,011	17,921
Other short-term investments	1,169	661	2,019	1,196
Total interest income	126,516	96,550	250,215	184,098
Interest Expense
Deposits	3,729	2,482	6,938	4,867
Borrowed funds	2,099	1,499	4,293	2,815
Senior and subordinated debt	3,105	2,588	6,204	5,721
Total interest expense	8,933	6,569	17,435	13,403
Net interest income	117,583	89,981	232,780	170,695
Provision for loan losses	8,239	8,085	13,157	15,678
Net interest income after provision for loan losses	109,344	81,896	219,623	155,017
Noninterest Income
Service charges on deposit accounts	12,153	10,169	23,518	19,642
Wealth management fees	10,525	8,642	20,185	16,201
Card-based fees	8,832	7,592	16,948	14,310
Capital market products income	2,217	2,066	3,593	5,281
Mortgage banking income	1,645	1,863	3,533	3,231
Other service charges, commissions, and fees	5,856	5,602	11,298	10,863
Net securities gains	284	23	284	910
Other income	3,433	1,865	5,537	3,310
Total noninterest income	44,945	37,822	84,896	73,748
Noninterest Expense
Salaries and employee benefits	54,575	46,267	110,347	90,861
Net occupancy and equipment expense	12,485	9,928	24,810	19,625
Professional services	9,112	5,292	17,575	11,212
Technology and related costs	4,485	3,669	8,918	7,370
Net OREO expense	1,631	1,122	3,331	1,786
Other expenses	16,289	14,458	31,673	27,451
Acquisition and integration related expenses	1,174	618	19,739	5,638
Total noninterest expense	99,751	81,354	216,393	163,943
Income before income tax expense	54,538	38,364	88,126	64,822
Income tax expense	19,588	13,097	30,321	21,593
Net income	$34,950	$25,267	$57,805	$43,229
Per Common Share Data
Basic earnings per common share	$0.34	$0.31	$0.57	$0.54
Diluted earnings per common share	$0.34	$0.31	$0.57	$0.54
Dividends declared per common share	$0.10	$0.09	$0.19	$0.18
Weighted-average common shares outstanding	101,743	80,383	101,081	79,182
Weighted-average diluted common shares outstanding	101,763	80,396	101,101	79,194

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$34,950	$25,267	$57,805	$43,229
Securities Available-for-Sale
Unrealized holding gains:
Before tax	7,352	9,493	10,650	28,366
Tax effect	(2,941)	(3,795)	(4,262)	(11,341)
Net of tax	4,411	5,698	6,388	17,025
Reclassification of net gains included in net income:
Before tax	284	23	284	910
Tax effect	(114)	(9)	(114)	(364)
Net of tax	170	14	170	546
Net unrealized holding gains	4,241	5,684	6,218	16,479
Derivative Instruments
Unrealized holding gains (losses):
Before tax	(905)	924	(3,125)	5,199
Tax effect	361	(370)	1,250	(2,092)
Net of tax	(544)	554	(1,875)	3,107
Total other comprehensive income	3,697	6,238	4,343	19,586
Total comprehensive income	$38,647	$31,505	$62,148	$62,815

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	16,479	3,107	—	19,586
Balance at June 30, 2016	$6,208	$639	$(15,650)	$(8,803)
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	6,218	(1,875)	—	4,343
Balance at June 30, 2017	$(16,427)	$(3,051)	$(17,089)	$(36,567)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	43,229	—	—	43,229
Other comprehensive income	—	—	—	—	19,586	—	19,586
Common dividends declared ($0.18 per common share)	—	—	—	(14,468)	—	—	(14,468)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	7	—	112	—	—	—	112
Restricted stock activity	316	—	(10,319)	—	—	7,819	(2,500)
Treasury stock issued to benefit plans	(5)	—	(8)	—	—	(63)	(71)
Share-based compensation expense	—	—	3,837	—	—	—	3,837
Balance at June 30, 2016	81,312	$913	$495,159	$982,277	$(8,803)	$(218,657)	$1,250,889
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	57,805	—	—	57,805
Other comprehensive income	—	—	—	—	4,343	—	4,343
Common dividends declared ($0.19 per common share)	—	—	—	(18,407)	—	—	(18,407)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	5	—	110	—	—	—	110
Restricted stock activity	340	—	(12,588)	—	—	8,748	(3,840)
Treasury stock issued to benefit plans	(7)	—	(1)	—	—	(164)	(165)
Share-based compensation expense	—	—	5,827	—	—	—	5,827
Balance at June 30, 2017	102,741	$1,123	$1,025,607	$1,056,072	$(36,567)	$(209,392)	$1,836,843

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$81,423	$59,238
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	158,946	174,937
Proceeds from sales of securities available-for-sale	241,137	40,043
Purchases of securities available-for-sale	(172,451)	(532,934)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,948	4,360
Purchases of securities held-to-maturity	(10)	(16)
Net purchases of FHLB stock	(3,955)	(3,651)
Net increase in loans	(225,537)	(432,283)
Premiums paid on BOLI, net of proceeds from claims	(6)	1,599
Proceeds from sales of OREO	8,476	3,852
Proceeds from sales of premises, furniture, and equipment	7,056	3,213
Purchases of premises, furniture, and equipment	(6,619)	(7,536)
Net cash received from acquisitions	41,717	57,347
Net cash provided by (used in) investing activities	53,702	(691,069)
Financing Activities
Net increase in deposit accounts	147,243	278,657
Net (decrease) increase in borrowed funds	(239,675)	282,232
Payments for the maturity of subordinated debt	—	(38,500)
Cash dividends paid	(16,485)	(14,123)
Restricted stock activity	(4,004)	(2,248)
Net cash (used in) provided by financing activities	(112,921)	506,018
Net increase (decrease) in cash and cash equivalents	22,204	(125,813)
Cash and cash equivalents at beginning of period	262,148	381,202
Cash and cash equivalents at end of period	$284,352	$255,389

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(958)	$7,427
Interest paid to depositors and creditors	16,381	13,269
Dividends declared, but unpaid	9,165	7,595
Stock issued for acquisitions, net of issuance costs	534,090	54,896
Non-cash transfers of loans to OREO	1,982	3,675
Non-cash transfers of loans held-for-investment to loans held-for-sale	31,564	63,709

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Acquired and Covered Loans – Covered loans consists of loans acquired by the Company in Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Certain loans that were previously classified as covered loans are no longer covered under the FDIC Agreements, and are included in acquired loans. Covered loans and acquired loans are included within loans held-for-investment.
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
Accounting for Employee Share-based Payments: In March of 2016, the FASB issued guidance to simplify the accounting for employee share-based payment transactions. The guidance requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. In addition, the guidance allows entities to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The adoption of this guidance on January 1, 2017 resulted in a $638,000 tax benefit to the provision for income tax expense for the six months ended June 30, 2017, recorded in the Company's results of operations. The Company elected to estimate forfeitures, which is consistent with the Company's practice before the adoption of this guidance.
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
The guidance was initially effective for annual and interim reporting periods beginning on or after December 15, 2016 but was deferred to December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is permitted, but not before the original effective date. The Company's revenue is comprised of net interest income on financial assets and liabilities, which are excluded from the scope of this guidance, and noninterest income. The Company expects that this guidance will change how revenue from certain revenue streams is recognized within wealth management fees but does not expect these changes to have a significant impact on the Company's financial condition, results of operations, or liquidity. The Company continues to evaluate the impact of this guidance on other components of noninterest income. The Company will adopt this guidance on January 1, 2018, using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if an adjustment is deemed to be significant.
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
During 2016, the Company entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $78.1 million remaining as of June 30, 2017. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
Clarifying the Definition of a Business: In January of 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management will apply this guidance to future transactions upon adoption.
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
Share-based Payment Award Modifications: In May of 2017, the FASB issued guidance to reduce diversity in practice by clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3. ACQUISITIONS
Completed Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed the acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. Based on the closing trading price of shares of Company common stock on the NASDAQ on that date of $25.34, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock was canceled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Goodwill of $339.3 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017.
During the second quarter of 2017, the Company updated the fair value adjustments associated with the Standard transaction. The adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments, including goodwill, remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Premier Asset Management LLC
On February 28, 2017, the Company completed the acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management. The fair value adjustments, including goodwill, remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
NI Bancshares Corporation
On March 8, 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore. As part of the acquisition, the Company acquired all assets and assumed all liabilities of NI Bancshares, which included ten banking offices in northern Illinois and over $700.0 million in trust assets under management. The merger consideration was a combination of Company common stock and cash, at a purchase price of $70.1 million. Goodwill of $22.2 million associated with the acquisition was recorded by the Company. The fair value adjustments associated with this transaction were finalized during the first quarter of 2017.

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
Acquisition Activity
(Amounts in thousands, except share and per share data)

	Standard	NI Bancshares
	January 6, 2017	March 8, 2016
Assets
Cash and due from banks and interest-bearing deposits in other banks	$102,149	$72,533
Securities available-for-sale	214,107	125,843
Securities held-to-maturity	—	1,864
FHLB and FRB stock	3,247	1,549
Loans	1,769,655	396,181
OREO	8,424	2,863
Investment in BOLI	55,629	8,384
Goodwill	339,253	22,174
Other intangible assets	31,072	10,408
Premises, furniture, and equipment	60,207	19,636
Accrued interest receivable and other assets	56,036	16,453
Total assets	$2,639,779	$677,888
Liabilities
Noninterest-bearing deposits	$675,354	$130,909
Interest-bearing deposits	1,348,520	464,012
Total deposits	2,023,874	594,921
Borrowed funds	—	2,416
Intangible liabilities	—	230
Accrued interest payable and other liabilities	35,190	10,239
Total liabilities	2,059,064	607,806
Consideration Paid
Common stock (2017 - 21,057,085 shares issued at $25.34 per share, 2016 - 3,042,494 shares issued at $18.059 per share), net of issuance costs	533,590	54,896
Cash paid	47,125	15,186
Total consideration paid	580,715	70,082
	$2,639,779	$677,888
Expenses related to the acquisition and integration of the transactions above totaled $1.2 million and $19.7 million during the quarter and six months ended June 30, 2017, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. Expenses related to the acquisition and integration of the transactions above totaled $618,000 and $5.6 million during the quarter and six months ended June 30, 2016, respectively. The acquisition of Standard was considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are included in the following tables.

The unaudited pro forma combined results of operations for the quarters and six months ended June 30, 2017 and 2016 are presented as if the Standard acquisition had occurred on January 1, 2016, the first day of the Company's 2016 fiscal year. The unaudited pro forma combined results of operations are presented for illustrative purposes only and do not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented. Fair value adjustments included in the following table are preliminary and may be revised. The unaudited pro forma results of operations also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors. Acquisition and integration related expenses directly attributable to the Standard acquisition have been excluded from the following table and are estimated to total $27.0 million, of which $1.2 million and $18.7 million was expensed during the quarter and six months ended June 30, 2017, respectively.
Unaudited Pro Forma Combined Results of Operations
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues (1)	$162,528	$154,831	$319,285	$298,176
Net income	35,652	29,304	68,386	52,465

(1)	Includes net interest income and total noninterest income.
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
Standard Acquired Loans
(Dollar amounts in thousands)

	January 6, 2017
	PCI Loans	Non-PCI Loans
Fair value	$125,492	$1,644,163
Contractually required principal and interest payments	210,891	1,938,100
Best estimate of contractual cash flows not expected to be collected (1)	57,754	100,791
Best estimate of contractual cash flows expected to be collected	153,137	1,837,309

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$48,568	$19	$(104)	$48,483	$48,581	$26	$(66)	$48,541
U.S. agency securities	174,757	599	(298)	175,058	183,528	519	(410)	183,637
Collateralized mortgage obligations ("CMOs")	1,017,896	1,086	(12,818)	1,006,164	1,064,130	969	(17,653)	1,047,446
Other mortgage-backed securities ("MBSs")	377,043	1,261	(4,644)	373,660	337,139	1,395	(5,879)	332,655
Municipal securities	262,906	2,446	(950)	264,402	273,319	1,245	(3,718)	270,846
Trust-preferred collateralized debt obligations ("CDOs")	47,740	279	(14,565)	33,454	47,681	261	(14,682)	33,260
Equity securities	7,106	154	(233)	7,027	3,206	147	(288)	3,065
Total securities available-for-sale	$1,936,016	$5,844	$(33,612)	$1,908,248	$1,957,584	$4,562	$(42,696)	$1,919,450
Securities Held-to-Maturity
Municipal securities	$17,353	$—	$(2,454)	$14,899	$22,291	$—	$(4,079)	$18,212
Trading Securities				$19,545				$17,920

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$94,163	$91,946	$1,935	$1,661
After one year to five years	362,886	354,341	6,321	5,427
After five years to ten years	2,595	2,533	2,259	1,940
After ten years	74,327	72,577	6,838	5,871
Securities that do not have a single contractual maturity date	1,402,045	1,386,851	—	—
Total	$1,936,016	$1,908,248	$17,353	$14,899
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion for both June 30, 2017 and December 31, 2016. No securities held-to-maturity were pledged as of June 30, 2017 or December 31, 2016.

During the quarters and six months ended June 30, 2017 and 2016 there were no material gross trading gains (losses). The following table presents net realized gains on securities available-for-sale for the quarters and six months ended June 30, 2017 and 2016.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains on sales of securities:
Gross realized gains	$284	$149	$284	$1,079
Gross realized losses	—	(126)	—	(169)
Net realized gains on sales of securities	284	23	284	910
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$284	$23	$284	$910
Securities acquired in the Standard transaction in the first quarter of 2017 were sold shortly after the acquisition date for $210.2 million, resulting in no gains or losses as the securities were recorded at fair value upon acquisition.
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
The outstanding balance of OTTI previously recognized on securities available-for-sale was $23.3 million for both June 30, 2017 and December 31, 2016. During the quarters and six months ended June 30, 2017 and 2016 there were no additions or reductions to the balance of OTTI related to securities available-for-sale.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2017 and December 31, 2016.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2017
Securities Available-for-Sale
U.S. treasury securities	18	$42,442	$104	$—	$—	$42,442	$104
U.S. agency securities	36	68,096	245	13,235	53	81,331	298
CMOs	186	737,140	10,196	87,787	2,622	824,927	12,818
MBSs	73	287,409	4,235	21,101	409	308,510	4,644
Municipal securities	141	58,746	868	3,623	82	62,369	950
CDOs	7	—	—	30,744	14,565	30,744	14,565
Equity securities	2	—	—	6,778	233	6,778	233
Total	463	$1,193,833	$15,648	$163,268	$17,964	$1,357,101	$33,612
Securities Held-to-Maturity
Municipal securities	11	$—	$—	$14,899	$2,454	$14,899	$2,454
As of December 31, 2016
Securities Available-for-Sale
U.S. treasury securities	16	$33,505	$61	$3,995	$5	$37,500	$66
U.S. agency securities	28	62,064	364	11,814	46	73,878	410
CMOs	194	523,233	10,309	411,758	7,344	934,991	17,653
MBSs	68	221,174	4,726	77,780	1,154	298,954	5,880
Municipal securities	380	133,957	3,059	29,280	659	163,237	3,718
CDOs	7	—	—	30,592	14,682	30,592	14,682
Equity securities	2	404	201	2,319	86	2,723	287
Total	695	$974,337	$18,720	$567,538	$23,976	$1,541,875	$42,696
Securities Held-to-Maturity
Municipal securities	14	$—	$—	$18,212	$4,079	$18,212	$4,079
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2017 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of June 30, 2017 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs. For a detailed discussion of the CDO valuation methodology, see Note 15, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Commercial and industrial	$3,410,748	$2,827,658
Agricultural	433,424	389,496
Commercial real estate:
Office, retail, and industrial	1,983,802	1,581,967
Multi-family	681,032	614,052
Construction	543,892	451,540
Other commercial real estate	1,383,937	979,528
Total commercial real estate	4,592,663	3,627,087
Total corporate loans	8,436,835	6,844,241
Home equity	865,656	747,983
1-4 family mortgages	614,818	423,922
Installment	314,850	237,999
Total consumer loans	1,795,324	1,409,904
Total loans	$10,232,159	$8,254,145
Deferred loan fees included in total loans	$4,375	$3,838
Overdrawn demand deposits included in total loans	7,946	7,836
The increase in total loans for the quarter ended June 30, 2017 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."
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

Loan Sales
The following table presents loan sales for the quarters and six months ended June 30, 2017 and 2016.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate loan sales
Proceeds from sales	$19,569	$14,271	$34,937	$23,859
Less book value of loans sold	19,123	13,760	34,240	22,890
Net gains on corporate loan sales (1)	446	511	697	969
1-4 family mortgage loan sales
Proceeds from sales	$60,894	$53,258	116,655	92,765
Less book value of loans sold	59,461	52,089	114,059	90,769
Net gains on 1-4 family mortgage loan sales (2)	1,433	1,169	2,596	1,996
Total net gains on loan sales	$1,879	$1,680	$3,293	$2,965

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 14, "Commitments, Guarantees, and Contingent Liabilities."
6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of June 30, 2017 and December 31, 2016.
Acquired and Covered Loans (1)
(Dollar amounts in thousands)

	As of June 30, 2017			As of December 31, 2016
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$161,222	$1,871,576	$2,032,798	$53,772	$613,339	$667,111
Covered loans	7,387	13,837	21,224	7,895	15,379	23,274
Total acquired and covered loans	$168,609	$1,885,413	$2,054,022	$61,667	$628,718	$690,385

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $242.0 million and $84.8 million as of June 30, 2017 and December 31, 2016, respectively.
The increase in acquired loans compared to December 31, 2016 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $233.6 million and $117.6 million as of June 30, 2017 and December 31, 2016, respectively.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of June 30, 2017 and December 31, 2016.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and six months ended June 30, 2017 and 2016 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$4,220	$5,680	$4,522	$3,903
Amortization	(302)	(302)	(604)	(582)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(202)	(475)	(530)	(259)
Net payments to the FDIC	202	268	530	2,109
Ending balance	$3,918	$5,171	$3,918	$5,171
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balances	$41,249	$27,258	$19,385	$24,912
Additions	—	—	27,316	3,981
Accretion	(3,888)	(2,303)	(7,843)	(3,849)
Other (1)	2,509	127	1,012	38
Ending balance	$39,870	$25,082	$39,870	$25,082

(1)	Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.
Total accretion on acquired and covered PCI and non-PCI loans for the quarter and six months ended June 30, 2017 was $8.8 million and $20.1 million, respectively, and $4.9 million and $7.4 million for the same periods in 2016.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2017 and December 31, 2016. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current (1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual (2)	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2017
Commercial and industrial	$3,399,763	$8,282	$2,703	$10,985	$3,410,748	$51,400	$1,550
Agricultural	432,672	379	373	752	433,424	387	—
Commercial real estate:
Office, retail, and industrial	1,973,608	1,847	8,347	10,194	1,983,802	15,031	—
Multi-family	679,795	1,128	109	1,237	681,032	158	109
Construction	543,023	675	194	869	543,892	197	—
Other commercial real estate	1,378,534	2,363	3,040	5,403	1,383,937	3,736	64
Total commercial real estate	4,574,960	6,013	11,690	17,703	4,592,663	19,122	173
Total corporate loans	8,407,395	14,674	14,766	29,440	8,436,835	70,909	1,723
Home equity	859,362	4,083	2,211	6,294	865,656	5,126	41
1-4 family mortgages	612,669	1,149	1,000	2,149	614,818	3,161	—
Installment	312,132	2,423	295	2,718	314,850	—	295
Total consumer loans	1,784,163	7,655	3,506	11,161	1,795,324	8,287	336
Total loans	$10,191,558	$22,329	$18,272	$40,601	$10,232,159	$79,196	$2,059
As of December 31, 2016
Commercial and industrial	$2,816,442	$6,426	$4,790	$11,216	$2,827,658	$29,938	$374
Agricultural	388,596	—	900	900	389,496	181	736
Commercial real estate:
Office, retail, and industrial	1,564,007	5,327	12,633	17,960	1,581,967	17,277	1,129
Multi-family	612,446	858	748	1,606	614,052	311	604
Construction	450,927	332	281	613	451,540	286	—
Other commercial real estate	974,575	1,307	3,646	4,953	979,528	2,892	1,526
Total commercial real estate	3,601,955	7,824	17,308	25,132	3,627,087	20,766	3,259
Total corporate loans	6,806,993	14,250	22,998	37,248	6,844,241	50,885	4,369
Home equity	740,919	4,545	2,519	7,064	747,983	5,465	109
1-4 family mortgages	420,264	2,652	1,006	3,658	423,922	2,939	272
Installment	236,264	1,476	259	1,735	237,999	—	259
Total consumer loans	1,397,447	8,673	3,784	12,457	1,409,904	8,404	640
Total loans	$8,204,440	$22,923	$26,782	$49,705	$8,254,145	$59,289	$5,009

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $243,000 and $682,000 as of June 30, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2017 and 2016 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended June 30, 2017
Beginning balance	$41,786	$17,701	$2,860	$4,110	$6,922	$14,784	$1,000	$89,163
Charge-offs	(2,957)	—	—	(39)	(307)	(1,556)	—	(4,859)
Recoveries	400	8	6	12	79	323	—	828
Net charge-offs	(2,557)	8	6	(27)	(228)	(1,233)	—	(4,031)
Provision for loan losses and other	7,042	(2,701)	53	11	785	3,049	—	8,239
Ending balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371
Quarter ended June 30, 2016
Beginning balance	$37,736	$14,420	$2,547	$2,433	$6,588	$13,426	$1,225	$78,375
Charge-offs	(2,026)	(1,641)	(84)	(8)	(879)	(1,495)	—	(6,133)
Recoveries	576	8	1	20	69	329	—	1,003
Net charge-offs	(1,450)	(1,633)	(83)	12	(810)	(1,166)	—	(5,130)
Provision for loan losses and other	3,798	198	469	(206)	1,714	2,112	175	8,260
Ending balance	$40,084	$12,985	$2,933	$2,239	$7,492	$14,372	$1,400	$81,505
Six months ended June 30, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(7,031)	(127)	—	(44)	(715)	(3,220)	—	(11,137)
Recoveries	2,066	983	34	239	180	766	—	4,268
Net charge-offs	(4,965)	856	34	195	(535)	(2,454)	—	(6,869)
Provision for loan losses and other	10,527	(3,443)	(376)	455	275	5,719	—	13,157
Ending balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371
Six months ended June 30, 2016
Beginning balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855
Charge-offs	(3,924)	(2,165)	(288)	(134)	(2,324)	(2,487)	—	(11,322)
Recoveries	1,078	111	26	35	220	649	—	2,119
Net charge-offs	(2,846)	(2,054)	(262)	(99)	(2,104)	(1,838)	—	(9,203)
Provision for loan losses and other	5,856	1,915	726	898	3,487	2,796	175	15,853
Ending balance	$40,084	$12,985	$2,933	$2,239	$7,492	$14,372	$1,400	$81,505

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2017 and December 31, 2016.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of June 30, 2017
Commercial, industrial, and agricultural	$50,521	$3,763,526	$30,125	$3,844,172	$4,859	$40,922	$490	$46,271
Commercial real estate:
Office, retail, and industrial	13,781	1,951,097	18,924	1,983,802	379	12,970	1,659	15,008
Multi-family	396	666,237	14,399	681,032	—	2,833	86	2,919
Construction	—	528,570	15,322	543,892	—	3,945	149	4,094
Other commercial real estate	2,174	1,314,977	66,786	1,383,937	—	6,225	1,254	7,479
Total commercial real estate	16,351	4,460,881	115,431	4,592,663	379	25,973	3,148	29,500
Total corporate loans	66,872	8,224,407	145,556	8,436,835	5,238	66,895	3,638	75,771
Consumer	—	1,772,271	23,053	1,795,324	—	15,173	1,427	16,600
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$66,872	$9,996,678	$168,609	$10,232,159	$5,238	$83,068	$5,065	$93,371
As of December 31, 2016
Commercial, industrial, and agricultural	$24,645	$3,189,327	$3,182	$3,217,154	$507	$39,554	$648	$40,709
Commercial real estate:
Office, retail, and industrial	16,287	1,553,234	12,446	1,581,967	—	16,148	1,447	17,595
Multi-family	398	601,429	12,225	614,052	—	3,059	202	3,261
Construction	34	447,058	4,448	451,540	—	3,280	164	3,444
Other commercial real estate	1,286	965,900	12,342	979,528	18	6,613	1,108	7,739
Total commercial real estate	18,005	3,567,621	41,461	3,627,087	18	29,100	2,921	32,039
Total corporate loans	42,650	6,756,948	44,643	6,844,241	525	68,654	3,569	72,748
Consumer	—	1,392,880	17,024	1,409,904	—	12,210	1,125	13,335
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$42,650	$8,149,828	$61,667	$8,254,145	$525	$81,864	$4,694	$87,083

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2017 and December 31, 2016. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2017				As of December 31, 2016
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$16,215	$34,027	$53,545	$4,859	$11,579	$13,066	$29,514	$507
Agricultural	279	—	1,629	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	10,125	3,656	16,966	379	16,287	—	21,057	—
Multi-family	396	—	396	—	398	—	398	—
Construction	—	—	—	—	34	—	34	—
Other commercial real estate	2,174	—	2,271	—	1,016	270	2,141	18
Total commercial real estate	12,695	3,656	19,633	379	17,735	270	23,630	18
Total impaired loans individually evaluated for impairment	$29,189	$37,683	$74,807	$5,238	$29,314	$13,336	$53,144	$525

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2017 and 2016. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$33,648	$342	$3,236	$12
Agricultural	697	—	—	—
Commercial real estate:
Office, retail, and industrial	13,612	169	12,712	29
Multi-family	396	—	401	—
Construction	—	—	34	—
Other commercial real estate	2,334	8	3,641	53
Total commercial real estate	16,342	177	16,788	82
Total impaired loans	$50,687	$519	$20,024	$94

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$30,647	$556	$3,114	$50
Agricultural	464	—	—	—
Commercial real estate:
Office, retail, and industrial	14,503	262	10,529	77
Multi-family	397	28	534	1
Construction	11	136	82	—
Other commercial real estate	1,984	20	3,649	72
Total commercial real estate	16,895	446	14,794	150
Total impaired loans	$48,006	$1,002	$17,908	$200

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of June 30, 2017 and December 31, 2016.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of June 30, 2017
Commercial and industrial	$3,199,001	$67,252	$93,095	$51,400	$3,410,748
Agricultural	409,969	14,464	8,604	387	433,424
Commercial real estate:
Office, retail, and industrial	1,896,327	27,894	44,550	15,031	1,983,802
Multi-family	673,946	5,051	1,877	158	681,032
Construction	523,046	8,739	11,910	197	543,892
Other commercial real estate	1,338,382	21,137	20,682	3,736	1,383,937
Total commercial real estate	4,431,701	62,821	79,019	19,122	4,592,663
Total corporate loans	$8,040,671	$144,537	$180,718	$70,909	$8,436,835
As of December 31, 2016
Commercial and industrial	$2,638,833	$92,340	$66,547	$29,938	$2,827,658
Agricultural	366,382	17,039	5,894	181	389,496
Commercial real estate:
Office, retail, and industrial	1,491,030	34,007	39,513	17,277	1,581,827
Multi-family	607,324	4,370	2,029	311	614,034
Construction	438,946	111	12,197	286	451,540
Other commercial real estate	951,115	11,808	13,544	2,892	979,359
Total commercial real estate	3,488,415	50,296	67,283	20,766	3,626,760
Total corporate loans	$6,493,630	$159,675	$139,724	$50,885	$6,843,914

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $669,000 as of June 30, 2017 and $834,000 as of December 31, 2016.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of June 30, 2017
Home equity	$860,530	$5,126	$865,656
1-4 family mortgages	611,657	3,161	614,818
Installment	314,850	—	314,850
Total consumer loans	$1,787,037	$8,287	$1,795,324
As of December 31, 2016
Home equity	$727,618	$4,986	$732,604
1-4 family mortgages	413,415	2,939	416,354
Installment	237,999	—	237,999
Total consumer loans	$1,379,032	$7,925	$1,386,957

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2017 and December 31, 2016. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2017			As of December 31, 2016
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$273	$891	$1,164	$281	$150	$431
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	860	860	155	4,733	4,888
Multi-family	579	158	737	586	168	754
Construction	—	—	—	—	—	—
Other commercial real estate	197	—	197	268	48	316
Total commercial real estate	776	1,018	1,794	1,009	4,949	5,958
Total corporate loans	1,049	1,909	2,958	1,290	5,099	6,389
Home equity	168	771	939	177	820	997
1-4 family mortgages	812	356	1,168	824	378	1,202
Installment	—	—	—	—	—	—
Total consumer loans	980	1,127	2,107	1,001	1,198	2,199
Total loans	$2,029	$3,036	$5,065	$2,291	$6,297	$8,588

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of June 30, 2017 and as of December 31, 2016.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2017 and 2016.

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accruing
Beginning balance	$2,112	$2,702	$2,291	$2,743
Additions	—	—	922	—
Net payments received	(83)	(28)	(107)	(69)
Net transfers to non-accrual	—	(183)	(1,077)	(183)
Ending balance	2,029	2,491	2,029	2,491
Non-accrual
Beginning balance	3,112	2,268	6,297	2,324
Net payments received	(75)	(522)	(4,225)	(578)
Charge-offs	(1)	(239)	(113)	(239)
Net transfers from accruing	—	183	1,077	183
Ending balance	3,036	1,690	3,036	1,690
Total TDRs	$5,065	$4,181	$5,065	$4,181
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
There were no material commitments to lend additional funds to borrowers with TDRs as of June 30, 2017 and December 31, 2016.
8. PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Land	$31,623	$18,304
Premises	139,137	94,369
Furniture and equipment	135,328	105,859
Total cost	306,088	218,532
Accumulated depreciation	(182,075)	(140,030)
Net book value of premises, furniture, and equipment	124,013	78,502
Assets held-for-sale	11,732	4,075
Total premises, furniture, and equipment	$135,745	$82,577

During 2016, First Midwest Bank (the "Bank") completed a sale-leaseback transaction, whereby the Bank sold to a third party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. The Bank concurrently entered into triple net lease agreements with certain affiliates of the third party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, with $78.1 million of deferred pre-tax gains remaining as of June 30, 2017.
As of June 30, 2017 and December 31, 2016 assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $3.5 million and $7.0 million for the quarter and six months ended June 30, 2017, respectively. Depreciation on premises, furniture, and equipment totaled $3.4 million and $6.6 million for the same periods in 2016.
Operating Leases
As of June 30, 2017, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
One year or less	$18,383
After one year to two years	16,751
After two years to three years	16,606
After three years to four years	16,268
After four years to five years	16,119
After five years	120,356
Total minimum lease payments	$204,483
As of June 30, 2017, deferred pre-tax gains of $78.1 million related to the sale-lease back transaction will be accreted as a reduction to lease expense in other expenses on the Condensed Consolidated Statements of Income on a straight-line basis over the initial terms of the leases.

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
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
One year or less	$1,095
After one year to two years	791
After two years to three years	648
After three years to four years	648
After four years to five years	648
After five years	3,673
Total accretion	$7,503
The following table presents net operating lease expense for the quarters and six months ended June 30, 2017 and 2016.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease expense charged to operations	$4,721	$1,773	$9,280	$3,500
Accretion of operating lease intangible (1)	(295)	(295)	(590)	(581)
Accretion of deferred gain on sale-leaseback transaction (1)	(1,473)	—	(2,946)	—
Rental income from premises leased to others (1)	(169)	(128)	(350)	(286)
Net operating lease expense	$2,784	$1,350	$5,394	$2,633

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2016. It was determined that no impairment existed as of that date or as of June 30, 2017. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
The following table presents changes in the carrying amount of goodwill for the quarters and six months ended June 30, 2017 and 2016.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$691,572	$339,768	$340,879	$319,007
Acquisitions	(45)	1,745	350,648	22,506
Ending balance	$691,527	$341,513	$691,527	$341,513

The decrease in goodwill for the quarter ended June 30, 2017 resulted from measurement period adjustments associated with the Standard transaction. The increase for the six months ended June 30, 2017 resulted from the Standard and Premier acquisitions and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition. During the quarter and six months ended June 30, 2016, the increase in goodwill resulted from the NI Bancshares acquisition.
The Company's other intangible assets are core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. The increase in other intangible assets for the six months ended June 30, 2017 resulted from the Standard and Premier acquisitions. The increase in other intangible assets for the six months ended June 30, 2016 resulted from the NI Bancshares acquisition. During the quarters ended June 30, 2017 and June 30, 2016 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270
Additions	39,017	—	39,017	10,409	—	10,409
Amortization expense	—	4,128	(4,128)	—	2,230	(2,230)
Ending balance	$97,976	$37,090	$60,886	$58,959	$30,510	$28,449
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending June 30,
2018	$7,332
2019	7,086
2020	7,055
2021	6,986
2022	6,908
2023 and thereafter	25,519
Total	$60,886

10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Demand deposits	$3,525,905	$2,766,748
Savings deposits	2,059,833	1,615,833
NOW accounts	1,970,036	1,675,421
Money market deposits	1,905,402	1,577,316
Time deposits less than $100,000	894,530	755,558
Time deposits greater than $100,000	644,014	437,727
Total deposits	$10,999,720	$8,828,603

The increase in total deposits for the six months ended June 30, 2017 includes deposits assumed in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."

11. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
On May 17, 2017, the Company's stockholders approved and adopted an amendment to the Company's Restated Certificate of Incorporation. The amendment increased the Company's authorized common stock by 100,000,000 shares. Following this amendment, the Company is now authorized to issue a total of 251,000,000 shares, including 1,000,000 shares of Preferred Stock, without a par value, and 250,000,000 shares of Common Stock, $0.01 par value per share.
12. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$34,950	$25,267	$57,805	$43,229
Net income applicable to non-vested restricted shares	(336)	(290)	(570)	(502)
Net income applicable to common shares	$34,614	$24,977	$57,235	$42,727
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,743	80,383	101,081	79,182
Dilutive effect of common stock equivalents	20	13	20	12
Weighted-average diluted common shares outstanding	101,763	80,396	101,101	79,194
Basic EPS	$0.34	$0.31	$0.57	$0.54
Diluted EPS	$0.34	$0.31	$0.57	$0.54
Anti-dilutive shares not included in the computation of diluted EPS (1)	195	469	269	539

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Gross notional amount outstanding	$5,708	$5,958
Derivative liability fair value	(186)	(282)
Weighted-average interest rate received	3.08%	2.63%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	1.35	1.84
Fair value of derivative (1)	$197	$296

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and six months ended June 30, 2017 and 2016, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of June 30, 2017, the Company hedged $980.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $980.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $415.0 million began on various dates between June of 2015 and February of 2017, and mature between June of 2019 and February of 2020. The remaining forward starting interest rate swaps totaling $565.0 million begin at various dates between February of 2018 and February of 2020 and mature between February of 2020 and April of 2022. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.96% as of June 30, 2017. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Gross notional amount outstanding	$1,960,000	$1,470,000
Derivative asset fair value	3,528	5,402
Derivative liability fair value	(7,627)	(7,390)
Weighted-average interest rate received	1.51%	1.37%
Weighted-average interest rate paid	1.40%	1.11%
Weighted-average maturity (in years)	2.75	2.83
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters and six months ended June 30, 2017 and 2016, there were no material gains or losses related to cash flow hedge ineffectiveness. As of June 30, 2017, the Company estimates that $303,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2017 and December 31, 2016, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $2.2 million and $3.6 million were recorded in noninterest income for the quarters and six months ended June 30, 2017, respectively. There were $2.1 million and $5.3 million of capital market products income recorded for quarters and six months ended June 30, 2016, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Gross notional amount outstanding	$2,252,704	$1,656,612
Derivative asset fair value	17,370	13,478
Derivative liability fair value	(15,347)	(13,478)
Fair value of derivative (1)	15,605	13,753

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2017 and December 31, 2016. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2017 and December 31, 2016, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2017 and December 31, 2016.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$20,898	$23,160	$18,880	$21,150
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	20,898	23,160	18,880	21,150
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(8,646)	(8,646)	(10,889)	(10,889)
Cash collateral pledged	—	(14,514)	—	(10,261)
Net credit exposure	$12,252	$—	$7,991	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2017 and December 31, 2016, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2017 and December 31, 2016 the Company was in compliance with these provisions.

14. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,750,477	$1,522,152
Commercial real estate	347,330	397,423
Home equity	508,295	426,384
Other commitments (1)	248,320	214,943
Total commitments to extend credit	$2,854,422	$2,560,902

Letters of credit	$137,913	$100,430
Recourse on assets sold:
Unpaid principal balance of loans sold	$185,182	$187,158
Carrying value of recourse obligation (2)	153	142

(1)	Other commitments includes installment and overdraft protection program commitments.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase any non-performing loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2017 and 2016.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

15. FAIR VALUE
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,717	$—	$—	$1,645	$—	$—
Mutual funds	17,828	—	—	16,275	—	—
Total trading securities	19,545	—	—	17,920	—	—
Securities available-for-sale:
U.S. treasury securities	48,483	—	—	48,541	—	—
U.S. agency securities	—	175,058	—	—	183,637	—
CMOs	—	1,006,164	—	—	1,047,446	—
MBSs	—	373,660	—	—	332,655	—
Municipal securities	—	264,402	—	—	270,846	—
CDOs	—	—	33,454	—	—	33,260
Equity securities	—	7,027	—	—	3,065	—
Total securities available-for-sale	48,483	1,826,311	33,454	48,541	1,837,649	33,260
Mortgage servicing rights ("MSRs") (1)	—	—	5,925			6,120
Derivative assets (1)	—	20,898	—	—	18,880	—
Liabilities:
Derivative liabilities (2)	$—	$23,160	$—	$—	$21,150	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted-average of the Issuers used by the Company as of June 30, 2017 and December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	June 30, 2017			December 31, 2016
Probability of prepayment	0.0%	-	10.9%	0.0%	-	10.9%
Probability of default	15.6%	-	44.1%	16.7%	-	46.8%
Loss given default	93.3%	-	99.2%	93.3%	-	98.9%
Probability of deferral cure	0.0%	-	100.0%	7.6%	-	100.0%
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
A rollforward of the carrying value of CDOs for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$33,436	$30,757	$33,260	$31,529
Change in other comprehensive income (1)	6	(244)	135	(1,030)
Other	12	(82)	59	(68)
Ending balance	$33,454	$30,431	$33,454	$30,431

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

MSRs
The Company services loans for others totaling $626.5 million as of June 30, 2017 and $640.5 million as of December 31, 2016. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2017 and December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2017			December 31, 2016
Prepayment speed	8.8%	-	25.3%	7.7%	-	22.8%
Maturity (months)	8	-	92	12	-	103
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$6,245	$5,022	$6,120	$1,853
Additions from acquisition	—	—	—	3,092
New MSRs	205	162	361	347
Total gains (losses) included in earnings (1):
Changes in valuation inputs and assumptions	(260)	(132)	(88)	(172)
Other changes in fair value (2)	(265)	(114)	(468)	(182)
Ending balance	$5,925	$4,938	$5,925	$4,938
Contractual servicing fees earned (1)	$384	$366	$779	$549

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2017 and 2016.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$40,698	$—	$—	$22,019
OREO (2)	—	—	6,835	—	—	8,624
Loans held-for-sale (3)	—	—	16,922	—	—	10,484
Assets held-for-sale (4)	—	—	11,732	—	—	4,075

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of June 30, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a corporate loan.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2017 and December 31, 2016 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$181,171	$181,171	$155,055	$155,055
Interest-bearing deposits in other banks	2	103,181	103,181	107,093	107,093
Securities held-to-maturity	2	17,353	14,899	22,291	18,212
FHLB and FRB stock	2	66,333	66,333	59,131	59,131
Loans	3	10,143,706	9,905,748	8,172,584	7,973,845
Investment in BOLI	3	278,353	278,353	219,746	219,746
Accrued interest receivable	3	39,766	39,766	34,384	34,384
Other interest-earning assets	3	454	454	834	834
Liabilities:
Deposits	2	$10,999,720	$10,989,384	$8,828,603	$8,820,572
Borrowed funds	2	639,333	639,333	879,008	879,008
Senior and subordinated debt	2	194,886	205,757	194,603	197,888
Accrued interest payable	2	4,470	4,470	3,416	3,416
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois, with operations through over 130 locations throughout the Chicago metropolitan area, northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial, retail, treasury, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2017 and 2016 and Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2016 Annual Report on Form 10-K ("2016 10-K"). The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of future results.
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
As of June 30, 2017, the Company and the Bank each had total assets of approximately $14.0 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, these requirements are phased in and become applicable to the Company and the Bank over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2016 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC").

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
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2016 10-K. There have been no material changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2016.
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

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Results
Interest income	$126,516	$96,550	$250,215	$184,098
Interest expense	8,933	6,569	17,435	13,403
Net interest income	117,583	89,981	232,780	170,695
Provision for loan losses	8,239	8,085	13,157	15,678
Noninterest income	44,945	37,822	84,896	73,748
Noninterest expense	99,751	81,354	216,393	163,943
Income before income tax expense	54,538	38,364	88,126	64,822
Income tax expense	19,588	13,097	30,321	21,593
Net income	$34,950	$25,267	$57,805	$43,229
Weighted-average diluted common shares outstanding	101,763	80,396	101,101	79,194
Diluted earnings per common share	$0.34	$0.31	$0.57	$0.54
Diluted earnings per common share, excluding certain significant transactions (1)(2)	$0.35	$0.32	$0.68	$0.58
Performance Ratios
Return on average common equity (3)	7.58%	8.13%	6.42%	7.12%
Return on average tangible common equity (3)	13.37%	11.94%	11.52%	10.44%
Return on average tangible common equity, excluding certain significant transactions (1) (2) (3)	13.64%	12.11%	13.81%	11.24%
Return on average assets (3)	1.00%	0.93%	0.84%	0.83%
Return on average assets, excluding certain significant transactions (1) (2) (3)	1.02%	0.94%	1.02%	0.89%
Tax-equivalent net interest margin (2)(3)(4)	3.88%	3.72%	3.88%	3.69%
Efficiency ratio (2)	58.67%	60.98%	59.80%	62.81%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	These ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			June 30, 2017 Change From
	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
Balance Sheet Highlights
Total assets	$13,969,140	$11,422,555	$10,995,810	$2,546,585	$2,973,330
Total loans	10,232,159	8,254,145	7,979,537	1,978,014	2,252,622
Total deposits	10,999,720	8,828,603	8,971,316	2,171,117	2,028,404
Core deposits	9,461,176	7,635,318	7,701,880	1,825,858	1,759,296
Loans to deposits	93.0%	93.5%	88.9%
Core deposits to total deposits	86.0%	86.5%	85.9%
Asset Quality Highlights
Non-accrual loans	$79,196	$59,289	$37,312	$19,907	$41,884
90 days or more past due loans, still accruing interest (1)	2,059	5,009	5,406	(2,950)	(3,347)
Total non-performing loans	81,255	64,298	42,718	16,957	38,537
Accruing troubled debt restructurings ("TDRs")	2,029	2,291	2,491	(262)	(462)
Other real estate owned ("OREO")	26,493	26,083	29,990	410	(3,497)
Total non-performing assets	$109,777	$92,672	$75,199	$17,105	$34,578
30-89 days past due loans (1)	$19,081	$21,043	$23,380	$(1,962)	$(4,299)
Non-performing assets to total loans plus OREO	1.07%	1.12%	0.94%
Allowance for Credit Losses
Allowance for credit losses	$93,371	$87,083	$81,505	$6,288	$11,866
Allowance for credit losses to total loans (2)	0.91%	1.06%	1.02%
Allowance for credit losses to total loans, excluding acquired loans	1.10%	1.11%	1.11%
Allowance for credit losses to non-accrual loans (2)	117.90%	146.88%	218.44%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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

Net income for the second quarter and first six months of 2017 was $35.0 million, or $0.34 per share, and $57.8 million, or $0.57 per share, respectively. Performance for all periods presented was impacted by certain significant transactions, which include acquisition and integration related pre-tax expenses of $1.2 million and $19.7 million for the second quarter and first six months of 2017, respectively, and $618,000 and $5.6 million for the same periods in 2016. Excluding these transactions, earnings per share was $0.35 for the second quarter of 2017 compared to $0.32 for the second quarter of 2016 and $0.68 for the first six months of 2017 compared to $0.58 for the same period in 2016. The increase in net income and earnings per share compared to the second quarter and first six months of 2016, excluding certain significant transactions, reflects the benefit of the Standard and Premier acquisitions completed in the first quarter of 2017, loan growth, and increases in fee-based revenues, which were partially offset by higher noninterest expense. In addition, the benefit of the NI Bancshares Corporation ("NI Bancshares") acquisition completed late in the first quarter of 2016 and lower provision for loan losses also contributed to the increase in net income and earnings per share compared to the first six months of 2016. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $10.2 billion grew by $2.0 billion, or 24.0%, from December 31, 2016. The growth was driven primarily by the acquisition of Standard.
Non-performing assets to loans plus OREO was 1.07% at June 30, 2017, down from 1.12% at December 31, 2016, and up from 0.94% at June 30, 2016. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Our accounting and reporting policies conform to GAAP and general practices within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of this adjustment is shown at the bottom of Tables 2 and 3. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2017 and 2016, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2017 and 2016.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$262,206	$686	1.05	$300,945	$426	0.57	$(47)	$307	$260
Securities (1)	1,983,341	11,482	2.32	1,721,781	10,636	2.47	1,445	(599)	846
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	57,073	441	3.09	42,561	200	1.88	83	158	241
Loans (1)(2)	10,064,119	115,949	4.62	7,883,806	87,481	4.46	25,080	3,388	28,468
Total interest-earning assets (1)(2)	12,366,739	128,558	4.17	9,949,093	98,743	3.99	26,561	3,254	29,815
Cash and due from banks	188,886			154,693
Allowance for loan losses	(92,152)			(80,561)
Other assets	1,497,370			945,291
Total assets	$13,960,843			$10,968,516
Liabilities and Stockholders' Equity
Savings deposits	$2,072,343	394	0.08	$1,655,566	292	0.07	75	27	102
NOW accounts	2,010,152	663	0.13	1,615,677	245	0.06	72	346	418
Money market deposits	1,942,672	648	0.13	1,670,536	454	0.11	81	113	194
Time deposits	1,538,845	2,024	0.53	1,277,694	1,491	0.47	328	205	533
Borrowed funds	553,046	2,099	1.52	461,363	1,499	1.31	411	189	600
Senior and subordinated debt	194,819	3,105	6.39	162,836	2,588	6.39	510	7	517
Total interest-bearing liabilities	8,311,877	8,933	0.43	6,843,672	6,569	0.39	1,477	887	2,364
Demand deposits	3,538,049			2,771,813
Total funding sources	11,849,926			9,615,485
Other liabilities	280,381			117,534
Stockholders' equity - common	1,830,536			1,235,497
Total liabilities and stockholders' equity	$13,960,843			$10,968,516
Tax-equivalent net interest income/margin (1)		119,625	3.88		92,174	3.72	$25,084	$2,367	$27,451
Tax-equivalent adjustment		(2,042)			(2,193)
Net interest income (GAAP)		$117,583			$89,981
Impact of acquired loan accretion (1)		$8,757	0.28		$4,927	0.20
Tax-equivalent net interest income/ margin, excluding the impact of acquired loan accretion (1)		$110,868	3.60		$87,247	3.52

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For further details on the calculation of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, excluding the impact of acquired loan accretion, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $79.2 million as of June 30, 2017 and $37.3 million as of June 30, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$239,189	$1,128	0.95	$271,295	$768	0.57	$(78)	$438	$360
Securities (1)	2,002,144	23,016	2.30	1,608,621	20,634	2.57	4,143	(1,761)	2,382
FHLB and FRB stock	55,654	809	2.91	41,167	359	1.74	155	295	450
Loans (1)(2)	9,992,713	229,358	4.63	7,614,920	166,837	4.41	54,447	8,074	62,521
Total interest-earning assets (1)(2)	12,289,700	254,311	4.17	9,536,003	188,598	3.97	58,667	7,046	65,713
Cash and due from banks	182,952			143,981
Allowance for loan losses	(90,617)			(78,108)
Other assets	1,435,744			910,804
Total assets	$13,817,779			$10,512,680
Liabilities and Stockholders' Equity
Savings deposits	$2,051,105	794	0.08	$1,615,370	575	0.07	166	53	219
NOW accounts	1,963,742	1,141	0.12	1,532,172	445	0.06	153	543	696
Money market deposits	1,916,831	1,267	0.13	1,627,217	919	0.11	178	170	348
Time deposits	1,527,285	3,736	0.49	1,230,578	2,928	0.48	724	84	808
Borrowed funds	643,068	4,293	1.35	382,298	2,815	1.48	1,893	(415)	1,478
Senior and subordinated debt	194,749	6,204	6.43	182,044	5,721	6.32	432	51	483
Total interest-bearing liabilities	8,296,780	17,435	0.42	6,569,679	13,403	0.41	3,546	486	4,032
Demand deposits	3,447,365			2,617,415
Total funding sources	11,744,145			9,187,094
Other liabilities	276,412			118,543
Stockholders' equity - common	1,797,222			1,207,043
Total liabilities and stockholders' equity	$13,817,779			$10,512,680
Tax-equivalent net interest income/margin (1)		236,876	3.88		175,195	3.69	$55,121	$6,560	$61,681
Tax-equivalent adjustment		(4,096)			(4,500)
Net interest income (GAAP)		$232,780			$170,695
Impact of acquired loan accretion (1)		$20,102	0.33		$7,350	0.15
Tax-equivalent net interest income/ margin, excluding the impact of acquired loan accretion (1)		$216,774	3.55		$167,845	3.54

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For further details on the calculation of tax-equivalent net interest income/margin, net interest income and margin (GAAP), and tax-equivalent net interest income/margin, excluding the impact of acquired loan accretion, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $79.2 million as of June 30, 2017 and $37.3 million as of June 30, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 30.7% and 36.4% compared to the second quarter and first six months of 2016, respectively. Compared to both prior periods, the increase in net interest income was driven primarily by the acquisition of interest-earning assets and acquired loan accretion from the Standard transaction early in the first quarter of 2017. Higher interest rates and loan growth also contributed to the increase in net interest income compared to both prior periods.

Acquired loan accretion contributed $8.8 million and $20.1 million to net interest income for the second quarter and first six months of 2017, respectively, higher than $4.9 million and $7.4 million for the same periods in 2016.
Tax-equivalent net interest margin for both the second quarter and first six months of 2017 was 3.88%, increasing by 16 and 19 basis points from the same periods in 2016. The rise in tax-equivalent net interest margin was impacted by an 8 and 18 basis point increase in acquired loan accretion compared to the second quarter and first six months of 2016, respectively, and higher interest rates. In addition, compared to the first six months of 2016, the impact of adding a greater mix of higher-yielding fixed-rate loans acquired from Standard contributed to the increase, which was more than offset by growth in the securities portfolio and the continued shift of loan originations and mix to lower-yielding floating rate loans.
Total average interest-earning assets rose by $2.4 billion and $2.8 billion from the second quarter and first six months of 2016, respectively. Compared to both prior periods, the increase resulted from interest-earning assets acquired in the Standard transaction, loan growth, and security purchases. In addition, interest-earning assets acquired in the NI Bancshares transaction contributed to the increase compared to the first six months of 2016.
Compared to the second quarter and first six months of 2016, total average funding sources increased by $2.2 billion and $2.6 billion, respectively. The increase compared to both prior periods resulted primarily from deposits acquired in the Standard transaction and the addition of FHLB advances. Deposits acquired in the NI Bancshares transaction also contributed to the increase compared to the first six months of 2016.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Service charges on deposit accounts	$12,153	$10,169	19.5	$23,518	$19,642	19.7
Wealth management fees	10,525	8,642	21.8	20,185	16,201	24.6
Card-based fees (1)	8,832	7,592	16.3	16,948	14,310	18.4
Merchant servicing fees (2)	3,197	3,170	0.9	6,332	6,198	2.2
Capital market products income	2,217	2,066	7.3	3,593	5,281	(32.0)
Mortgage banking income	1,645	1,863	(11.7)	3,533	3,231	9.3
Other service charges, commissions, and fees	2,659	2,432	9.3	4,966	4,665	6.5
Total fee-based revenues	41,228	35,934	14.7	79,075	69,528	13.7
Net securities gains (3)	284	23	N/M	284	910	(68.8)
Other income (4)	3,433	1,865	84.1	5,537	3,310	67.3
Total noninterest income	$44,945	$37,822	18.8	$84,896	$73,748	15.1
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
Total fee-based revenues grew by 14.7% and 13.7% compared to the second quarter and first six months of 2016, respectively. Compared to both prior periods, the increase in fee-based revenues resulted primarily from services provided to customers acquired in the Standard and Premier transactions completed in the first quarter of 2017, organic growth in treasury management services, and a rise in card-based fees resulting from higher transaction volumes. In addition, the full quarter impact of customers acquired in the NI Bancshares transaction late in the first quarter of 2016 contributed to the increase in fee-based revenues compared to the first six months of 2016.
Growth in capital market products income compared to the second quarter of 2016 was driven by increased sales to commercial clients. The decline in capital market products income from the first six months of 2016 was consistent with loan production during the first six months of 2017.
Mortgage banking income resulted primarily from sales of $59.5 million and $114.1 million of 1-4 family mortgage loans in the secondary market during the second quarter and first six months of 2017, respectively, up from sales of $52.1 million and $90.8 million for the same periods in 2016. In addition, mortgage banking income for the second quarter of 2017 was impacted by a decrease in the fair value of mortgage servicing rights, which fluctuates from quarter to quarter.
Total noninterest income increased by 18.8% and 15.1% from the second quarter and first six months of 2016, respectively. Other income was elevated in the second quarter and first six months of 2017 due to net gains from the disposition of branch properties and other miscellaneous items.
Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Salaries and employee benefits:
Salaries and wages	$44,194	$37,916	16.6	$89,084	$74,212	20.0
Retirement and other employee benefits	10,381	8,351	24.3	21,263	16,649	27.7
Total salaries and employee benefits	54,575	46,267	18.0	110,347	90,861	21.4
Net occupancy and equipment expense	12,485	9,928	25.8	24,810	19,625	26.4
Professional services	9,112	5,292	72.2	17,575	11,212	56.8
Technology and related costs	4,485	3,669	22.2	8,918	7,370	21.0
Merchant card expense (1)	2,632	2,724	(3.4)	5,217	5,322	(2.0)
Advertising and promotions	1,693	1,927	(12.1)	2,759	3,516	(21.5)
Cardholder expenses	1,682	1,512	11.2	3,446	2,871	20.0
Net OREO expense	1,631	1,122	45.4	3,331	1,786	86.5
Other expenses	10,282	8,295	24.0	20,251	15,742	28.6
Acquisition and integration related expenses	1,174	618	90.0	19,739	5,638	250.1
Total noninterest expense	$99,751	$81,354	22.6	$216,393	$163,943	32.0

(1)	The related merchant servicing fees are included in noninterest income for each period presented.
Total noninterest expense increased by 22.6% and 32.0% compared to the second quarter and first six months of 2016, respectively, and was impacted by certain significant transactions including acquisition and integration related expenses associated with completed and pending acquisitions. Excluding these certain significant transactions, total noninterest expense increased by 22.1% and 24.2% from the second quarter and first six months of 2016, respectively.
Compared to both prior periods, the increase in total noninterest expense, excluding certain significant transactions, resulted largely from operating costs associated with the Standard transaction, which impacted most categories. The full quarter impact of the NI Bancshares transaction also contributed to the increase compared to the first six months of 2016.
Excluding operating costs associated with completed acquisitions, the rise in salaries and employee benefits compared to both prior periods was also impacted by merit increases and investments in additional talent to support growth, partially offset by higher deferred salaries due to loan growth. Higher loan remediation expenses and certain costs associated with organizational growth contributed to the increase in professional services compared to both prior periods presented. The decrease in advertising and promotions expense compared to the second quarter and first six months of 2016 resulted from the timing of certain advertising costs. Net OREO expense increased from both prior periods due primarily to higher valuation adjustments.
Acquisition and integration related expenses for the second quarter and first six months of 2017 resulted from the acquisitions of Standard and Premier during the first quarter of 2017. For the second quarter and first six months of 2016, acquisition and integration related expenses resulted from the acquisition of NI Bancshares during the first quarter of 2016. These expenses fluctuate based on the size and timing of each transaction.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2017 and 2016 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income tax expense	$54,538	$38,364	$88,126	$64,822
Income tax expense:
Federal income tax expense	$16,159	$10,732	$25,053	$17,833
State income tax expense	3,429	2,365	5,268	3,760
Total income tax expense	$19,588	$13,097	$30,321	$21,593
Effective income tax rate	35.9%	34.1%	34.4%	33.3%
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
The increase in total income tax expense and the effective tax rate for the quarter and six months ended June 30, 2017 compared to the same periods in 2016 resulted primarily from higher levels of income subject to tax at statutory rates and a decrease in tax-exempt income. For the six months ended June 30, 2017, this increase was partly offset by tax benefits of $638,000 related to the implementation of Financial Accounting Standards Board ("FASB") guidance on employee share-based payments recognized in the first quarter of 2017.
On July 6, 2017, Illinois enacted legislation increasing the overall corporate income and replacement tax rate from 7.75% to 9.50%. The rate increase, effective on July 1, 2017, will increase the Company's effective tax rate and expense in future quarters, which is not expected to be material, and will also result in a non-cash tax benefit related to the write-up of deferred tax assets in the third quarter of 2017.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 15 to the Consolidated Financial Statements of our 2016 10-K.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$48,568	$(85)	$48,483	2.5	$48,581	$(40)	$48,541	2.5
U.S. agency securities	174,757	301	175,058	9.2	183,528	109	183,637	9.6
Collateralized mortgage obligations ("CMOs")	1,017,896	(11,732)	1,006,164	52.7	1,064,130	(16,684)	1,047,446	54.6
Other mortgage-backed securities ("MBSs")	377,043	(3,383)	373,660	19.6	337,139	(4,484)	332,655	17.3
Municipal securities	262,906	1,496	264,402	13.9	273,319	(2,473)	270,846	14.1
Trust-preferred collateralized debt obligations ("CDOs")	47,740	(14,286)	33,454	1.7	47,681	(14,421)	33,260	1.7
Equity securities	7,106	(79)	7,027	0.4	3,206	(141)	3,065	0.2
Total securities available-for-sale	$1,936,016	$(27,768)	$1,908,248	100.0	$1,957,584	$(38,134)	$1,919,450	100.0
Securities Held-to-Maturity
Municipal securities	$17,353	$(2,454)	$14,899		$22,291	$(4,079)	$18,212
Portfolio Composition
As of June 30, 2017, our securities available-for-sale portfolio totaled $1.9 billion, consistent with December 31, 2016.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eleven CDOs with a fair value of $33.5 million and miscellaneous other securities with a fair value of $7.0 million.
Investments in municipal securities comprised $264.4 million, or 13.9%, of the total securities available-for-sale portfolio at June 30, 2017. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of June 30, 2017			As of December 31, 2016
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	0.90%	0.92	1.00%	1.39%	1.42	0.99%
U.S. agency securities	1.87%	3.28	1.66%	2.65%	3.89	1.55%
CMOs	3.46%	4.29	2.08%	3.76%	4.49	1.88%
MBSs	3.90%	5.29	2.24%	4.15%	5.62	2.07%
Municipal securities	4.17%	2.42	3.39%	4.17%	2.51	3.85%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.43%	4.05	2.23%	3.72%	4.27	2.14%
Securities Held-to-Maturity
Municipal securities	5.93%	8.01	4.42%	6.47%	9.08	3.98%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.05 years and 3.43%, respectively, as of June 30, 2017, down from 4.27 years and 3.72% as of December 31, 2016. The decrease resulted primarily from maturities and sales of investment securities that were reinvested into lower-duration CMOs and MBSs.
Realized Gains and Losses
There were $284,000 of net securities gains recognized during both the second quarter and first six months of 2017, on securities with carrying values of $30.7 million. In addition, $214.1 million of securities were acquired in the Standard transaction during the first quarter of 2017, of which $210.2 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition. No impairment charges were recognized during the second quarter or first six months of 2017.
Net securities gains for the second quarter and first six months of 2016 were $23,000 and $910,000, respectively, on securities with carrying values of $8.0 million and $38.6 million for the same periods. No impairment charges were recognized during the second quarter or first six months of 2016.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. As of June 30, 2017, net unrealized losses totaled $27.8 million compared to net unrealized losses of $38.1 million as of December 31, 2016.

Net unrealized losses in the CMO portfolio totaled $11.7 million as of June 30, 2017 compared to $16.7 million as of December 31, 2016. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of June 30, 2017 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $14.3 million as of June 30, 2017 and $14.4 million as of December 31, 2016. We do not believe the unrealized losses on the CDOs as of June 30, 2017 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 15 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 82.4% of total loans at June 30, 2017. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2017	% of Total Loans	As of December 31, 2016	% of Total Loans	% Change
Commercial and industrial	$3,410,748	33.3	$2,827,658	34.3	20.6
Agricultural	433,424	4.2	389,496	4.7	11.3
Commercial real estate:
Office, retail, and industrial	1,983,802	19.4	1,581,967	19.2	25.4
Multi-family	681,032	6.7	614,052	7.4	10.9
Construction	543,892	5.3	451,540	5.4	20.5
Other commercial real estate	1,383,937	13.5	979,528	11.9	41.3
Total commercial real estate	4,592,663	44.9	3,627,087	43.9	26.6
Total corporate loans	8,436,835	82.4	6,844,241	82.9	23.3
Home equity	865,656	8.5	747,983	9.1	15.7
1-4 family mortgages	614,818	6.0	423,922	5.1	45.0
Installment	314,850	3.1	237,999	2.9	32.3
Total consumer loans	1,795,324	17.6	1,409,904	17.1	27.3
Total loans	$10,232,159	100.0	$8,254,145	100.0	24.0
Total loans of $10.2 billion grew by 24.0% from December 31, 2016. Excluding loans acquired in the Standard transaction, total loans grew by 4.5% from December 31, 2016. The addition of 1-4 family mortgages, installment loans, and shorter-duration, floating rate home equity loans contributed to the increase in total loans. In addition, growth in commercial and industrial loans, primarily within our sector-based lending business units, and multi-family loans contributed to the increase in total loans.

Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 37.5% of total loans, and totaled $3.8 billion at June 30, 2017, an increase of $627.0 million, or 19.5%, from December 31, 2016. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of June 30, 2017 and December 31, 2016.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2017	% of Total	As of December 31, 2016	% of Total
Office, retail, and industrial:
Office	$847,041	18.4	$599,572	16.5
Retail	465,459	10.1	412,614	11.4
Industrial	671,302	14.6	569,781	15.7
Total office, retail, and industrial	1,983,802	43.1	1,581,967	43.6
Multi-family	681,032	14.8	614,052	16.9
Construction	543,892	11.8	451,540	12.4
Other commercial real estate:
Multi-use properties	337,913	7.4	236,430	6.5
Rental properties	205,056	4.5	159,134	4.4
Warehouses and storage	162,226	3.5	136,853	3.8
Restaurants	127,945	2.8	63,067	1.7
Hotels	96,711	2.1	41,780	1.2
Service stations and truck stops	96,402	2.1	51,403	1.5
Recreational	85,319	1.9	58,390	1.6
Automobile dealers	50,481	1.1	53,671	1.4
Religious	36,108	0.8	38,319	1.1
Other	185,776	4.1	140,481	3.9
Total other commercial real estate	1,383,937	30.3	979,528	27.1
Total commercial real estate	$4,592,663	100.0	$3,627,087	100.0
Commercial real estate loans represent 44.9% of total loans, and totaled $4.6 billion at June 30, 2017, increasing by $965.6 million, or 26.6%, from December 31, 2016.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 44% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of June 30, 2017. Using outstanding loan balances, non-owner occupied commercial real estate loans to total capital was 217% and construction loans to total capital was 31% as of June 30, 2017. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate not secured by real estate loans.
Consumer Loans
Consumer loans represent 17.6% of total loans, and totaled $1.8 billion at June 30, 2017, an increase of $385.4 million, or 27.3%, from December 31, 2016. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI (1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual (2)	Total Loans
As of June 30, 2017
Commercial and industrial	$20,267	$3,331,149	$6,382	$1,550	$51,400	$3,410,748
Agricultural	9,704	422,954	379	—	387	433,424
Commercial real estate:
Office, retail, and industrial	18,924	1,948,347	1,500	—	15,031	1,983,802
Multi-family	14,399	665,238	1,128	109	158	681,032
Construction	15,319	527,701	675	—	197	543,892
Other commercial real estate	66,700	1,311,176	2,261	64	3,736	1,383,937
Total commercial real estate	115,342	4,452,462	5,564	173	19,122	4,592,663
Total corporate loans	145,313	8,206,565	12,325	1,723	70,909	8,436,835
Home equity	2,779	854,327	3,383	41	5,126	865,656
1-4 family mortgages	19,045	591,662	950	—	3,161	614,818
Installment	1,229	310,903	2,423	295	—	314,850
Total consumer loans	23,053	1,756,892	6,756	336	8,287	1,795,324
Total loans	$168,366	$9,963,457	$19,081	$2,059	$79,196	$10,232,159
As of December 31, 2016
Commercial and industrial	$2,167	$2,788,891	$6,288	$374	$29,938	$2,827,658
Agricultural	512	388,067	—	736	181	389,496
Commercial real estate:
Office, retail, and industrial	12,398	1,546,078	5,085	1,129	17,277	1,581,967
Multi-family	12,225	600,054	858	604	311	614,052
Construction	4,442	446,480	332	—	286	451,540
Other commercial real estate	12,219	961,709	1,182	1,526	2,892	979,528
Total commercial real estate	41,284	3,554,321	7,457	3,259	20,766	3,627,087
Total corporate loans	43,963	6,731,279	13,745	4,369	50,885	6,844,241
Home equity	615	738,213	3,581	109	5,465	747,983
1-4 family mortgages	14,949	403,521	2,241	272	2,939	423,922
Installment	1,459	234,805	1,476	259	—	237,999
Total consumer loans	17,023	1,376,539	7,298	640	8,404	1,409,904
Total loans	$60,986	$8,107,818	$21,043	$5,009	$59,289	$8,254,145

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $243,000 and $682,000 as of June 30, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Non-accrual loans	$79,196	$54,294	$59,289	$44,289	$37,312
90 days or more past due loans, still accruing interest (1)	2,059	2,633	5,009	4,318	5,406
Total non-performing loans	81,255	56,927	64,298	48,607	42,718
Accruing TDRs	2,029	2,112	2,291	2,368	2,491
OREO	26,493	29,140	26,083	28,049	29,990
Total non-performing assets	$109,777	$88,179	$92,672	$79,024	$75,199
30-89 days past due loans (1)	$19,081	$23,641	$21,043	$26,140	$23,380
Non-accrual loans to total loans	0.77%	0.54%	0.72%	0.54%	0.47%
Non-performing loans to total loans	0.79%	0.57%	0.78%	0.59%	0.54%
Non-performing assets to total loans plus OREO	1.07%	0.87%	1.12%	0.96%	0.94%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 1.07% of total loans and OREO at June 30, 2017, down from 1.12% at December 31, 2016 and up from 0.94% at June 30, 2016. Included in non-performing assets as of June 30, 2017 was $6.9 million of OREO acquired in the Standard transaction.
Non-accrual loans increased by $19.9 million from December 31, 2016, due primarily to the transfer of two corporate loan relationships to non-accrual status, which was driven by operating pressures unique to these borrowers. The Company has established specific reserves and implemented remediation plans associated with these borrowers.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2017		December 31, 2016		June 30, 2016
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	4	$1,164	3	$431	4	$575
Commercial real estate:
Office, retail, and industrial	2	860	3	4,888	1	159
Multi-family	3	737	3	754	3	768
Other commercial real estate	1	197	3	316	3	329
Total commercial real estate	6	1,794	9	5,958	7	1,256
Total corporate loans	10	2,958	12	6,389	11	1,831
Home equity	16	939	16	997	16	1,112
1-4 family mortgages	11	1,168	11	1,202	11	1,238
Total consumer loans	27	2,107	27	2,199	27	2,350
Total TDRs	37	$5,065	39	$8,588	38	$4,181
Accruing TDRs	16	$2,029	18	$2,291	20	$2,491
Non-accrual TDRs	21	3,036	21	6,297	18	1,690
Total TDRs	37	$5,065	39	$8,588	38	$4,181
Year-to-date charge-offs on TDRs		$113		$1,492		$239
Specific reserves related to TDRs		—		—		—
As of June 30, 2017, TDRs totaled $5.1 million, decreasing by $3.5 million, or 41.0%, from December 31, 2016. This decrease resulted primarily from the final resolution of a non-accrual commercial loan relationship during the first six months of 2017.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of June 30, 2017			As of December 31, 2016
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$67,252	$92,822	$160,074	$92,340	$66,266	$158,606
Agricultural	14,464	8,604	23,068	17,039	5,894	22,933
Commercial real estate:
Office, retail, and industrial	27,894	44,550	72,444	33,852	39,513	73,365
Multi-family	4,655	1,877	6,532	3,972	2,029	6,001
Construction	8,739	11,910	20,649	111	12,197	12,308
Other commercial real estate	21,137	20,682	41,819	11,808	13,544	25,352
Total commercial real estate	62,425	79,019	141,444	49,743	67,283	117,026
Total corporate performing potential problem loans (4)	$144,141	$180,445	$324,586	$159,122	$139,443	$298,565
Corporate performing potential problem loans to corporate loans	1.71%	2.14%	3.85%	2.33%	2.04%	4.36%
Corporate PCI performing potential problem loans included in the totals above	$12,298	$39,949	$52,247	$1,868	$13,598	$15,466

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $669,000 as of June 30, 2017 and $834,000 as of December 31, 2016.

(4)	Includes corporate PCI performing potential problem loans.

Corporate performing potential problem loans were 3.9% of corporate loans at June 30, 2017, lower than 4.4% at December 31, 2016. The Standard acquisition added corporate performing potential problem loans that were designated as PCI.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $26.5 million at June 30, 2017, consistent with December 31, 2016 and down from $30.0 million at June 30, 2016. As of June 30, 2017, total OREO includes $6.9 million that was acquired in the Standard transaction.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Single-family homes	$1,243	$2,595	$4,200
Land parcels:
Raw land	868	1,464	1,464
Commercial lots	9,852	8,176	9,059
Single-family lots	2,150	947	1,110
Total land parcels	12,870	10,587	11,633
Multi-family units	48	48	164
Commercial properties	12,332	12,853	13,993
Total OREO	$26,493	$26,083	$29,990
OREO Activity
A rollforward of OREO balances for the quarters and six months ended June 30, 2017 and 2016 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$29,140	$29,649	$26,083	$27,782
Transfers from loans	1,299	2,733	1,982	3,675
Acquisitions	(3)	—	8,424	2,863
Proceeds from sales	(3,112)	(2,212)	(8,476)	(3,852)
Gains (losses) on sales of OREO	215	28	59	(133)
OREO valuation adjustments	(1,046)	(208)	(1,579)	(345)
Ending balance	$26,493	$29,990	$26,493	$29,990
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2017.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of June 30, 2017 and December 31, 2016.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Six months ended June 30, 2017
Beginning balance	$84,217	$2,866	$87,083
Net charge-offs	(6,390)	(479)	(6,869)
Provision for loan losses and other expense	12,595	562	13,157
Ending balance	$90,422	$2,949	$93,371
As of June 30, 2017
Total loans	$8,229,968	$2,002,191	$10,232,159
Remaining acquisition adjustment (2)	N/A	90,268	90,268
Allowance for credit losses to total loans (3)	1.10%	0.15%	0.91%
Remaining acquisition adjustment to acquired loans	N/A	4.51%	N/A
As of December 31, 2016
Total loans	$7,620,100	$634,045	$8,254,145
Remaining acquisition adjustment (2)	N/A	22,574	22,574
Allowance for credit losses to total loans (3)	1.11%	0.45%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.56%	N/A

N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $52.8 million and $37.5 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of June 30, 2017, and $10.8 million and $11.8 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2016.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.10% as of June 30, 2017. The acquisition adjustment increased by $67.7 million during the first six months of 2017, driven primarily by the Standard transaction. This was partially offset by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.51%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $233.6 million and $117.6 million as of June 30, 2017 and December 31, 2016, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.9 million on acquired loans.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Change in allowance for credit losses
Beginning balance	$89,163	$87,083	$86,308	$81,505	$78,375
Loan charge-offs:
Commercial, industrial, and agricultural	2,957	4,074	4,298	1,760	2,026
Office, retail, and industrial	—	127	349	2,193	1,641
Multi-family	—	—	19	—	84
Construction	39	5	—	—	8
Other commercial real estate	307	408	99	509	879
Consumer	1,556	1,664	1,256	1,488	1,495
Total loan charge-offs	4,859	6,278	6,021	5,950	6,133
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	400	1,666	758	615	576
Office, retail, and industrial	8	975	184	42	8
Multi-family	6	28	2	69	1
Construction	12	227	12	9	20
Other commercial real estate	79	101	210	94	69
Consumer	323	443	323	326	329
Total recoveries of loan charge-offs	828	3,440	1,489	1,155	1,003
Net loan charge-offs	4,031	2,838	4,532	4,795	5,130
Provision for loan losses	8,239	4,918	5,307	9,998	8,085
(Decrease) increase in reserve for unfunded commitments (1)	—	—	—	(400)	175
Total provision for loan losses and other expense	8,239	4,918	5,307	9,598	8,260
Ending balance	$93,371	$89,163	$87,083	$86,308	$81,505

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Allowance for credit losses
Allowance for loan losses	$92,371	$88,163	$86,083	$85,308	$80,105
Reserve for unfunded commitments	1,000	1,000	1,000	1,000	1,400
Total allowance for credit losses	$93,371	$89,163	$87,083	$86,308	$81,505
Allowance for credit losses to loans (1)	0.91%	0.89%	1.06%	1.06%	1.02%
Allowance for credit losses to loans, excluding acquired loans (2)	1.10%	1.11%	1.11%	1.13%	1.11%
Allowance for credit losses to non-accrual loans	117.90%	164.22%	146.88%	194.87%	218.44%
Allowance for credit losses to non-performing loans	114.91%	156.63%	135.44%	177.56%	190.80%
Average loans	$10,059,968	$9,916,281	$8,171,953	$8,062,035	$7,878,544
Net loan charge-offs to average loans, annualized	0.16%	0.12%	0.22%	0.24%	0.26%

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

(2)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Activity in the Allowance for Credit Losses
The allowance for credit losses was $93.4 million as of June 30, 2017, an increase of $6.3 million from December 31, 2016, and represents 0.91% of total loans compared to 1.06% at December 31, 2016.
The provision for loan losses was $8.2 million for the quarter ended June 30, 2017, increasing from $5.3 million and consistent with $8.1 million for the quarters ended December 31, 2016 and June 30, 2016, respectively. The increase compared to the quarter ended December 31, 2016 resulted primarily from loan growth.
Total net loan charge-offs to average loans for the second quarter of 2017 was 16 basis points, or $4.0 million, decreasing from 22 and 26 basis points for both the fourth and second quarters of 2016, respectively.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2017 % Change From
	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
Demand deposits	$3,538,049	$2,803,016	$2,771,813	26.2	27.6
Savings deposits	2,072,343	1,633,010	1,655,566	26.9	25.2
NOW accounts	2,010,152	1,715,228	1,615,677	17.2	24.4
Money market accounts	1,942,672	1,623,392	1,670,536	19.7	16.3
Core deposits	9,563,216	7,774,646	7,713,592	23.0	24.0
Time deposits	1,516,531	1,196,243	1,254,218	26.8	20.9
Brokered deposits	22,314	16,805	23,476	32.8	(4.9)
Total time deposits	1,538,845	1,213,048	1,277,694	26.9	20.4
Total deposits	11,102,061	8,987,694	8,991,286	23.5	23.5
Securities sold under agreements to repurchase	122,961	122,866	118,232	0.1	4.0
FHLB advances	430,085	495,109	342,445	(13.1)	25.6
Other borrowings	—	—	686	N/M	N/M
Total borrowed funds	553,046	617,975	461,363	(10.5)	19.9
Senior and subordinated debt	194,819	259,531	162,836	(24.9)	19.6
Total funding sources	$11,849,926	$9,865,200	$9,615,485	20.1	23.2
Average interest rate paid on borrowed funds	1.52%	1.10%	1.31%
Weighted-average maturity of FHLB advances	1.1 months	0.9 months	1.5 months
Weighted-average interest rate of FHLB advances	1.08%	0.60%	0.51%

N/M - Not meaningful.
Total average funding sources for the second quarter of 2017 increased by $2.0 billion, or 20.1%, compared to the fourth quarter of 2016 and $2.2 billion, or 23.2%, compared to the second quarter of 2016. The rise in average core deposits compared to both prior periods resulted primarily from $1.7 billion in core deposits assumed in the Standard transaction, which contributed $1.6 billion to average core deposits in the second quarter of 2017, as well as organic growth. The addition of FHLB advances also contributed to the rise in average funding sources compared to the second quarter of 2016.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of June 30, 2017		As of June 30, 2016
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$124,333	0.08	$124,744	0.06
FHLB advances	515,000	1.08	325,000	0.51
Total borrowed funds	$639,333	0.89	$449,744	0.39
Average for the year-to-date period:
Securities sold under agreements to repurchase	$124,572	0.06	$130,586	0.10
FHLB advances	518,496	1.66	251,066	2.19
Other borrowings	—	—	646	3.74
Total borrowed funds	$643,068	1.35	$382,298	1.48
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$140,764		$174,266
FHLB advances	940,000		425,000
Other borrowings	—		2,400
Average borrowed funds totaled $643.1 million for the first six months of 2017, increasing by $260.8 million compared to the same period in 2016. This increase was due primarily to higher levels of FHLB advances during the first six months of 2017. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $415.0 million and $325.0 million in FHLB advances as of June 30, 2017 and 2016, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 2.17% and 2.19% as of June 30, 2017 and 2016, respectively. For a detailed discussion of interest rate swaps, see Note 13 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2016 10-K. In addition, financial institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion are required by the Dodd-Frank Act to conduct an annual company-run stress test of capital. The Company submitted its first required stress test report for the July 31, 2017 reporting date and the Bank will become subject to these stress test requirements starting with the July 31, 2018 reporting date.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of June 30, 2017 and December 31, 2016.

The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2017
	As of		Regulatory Minimum For Well- Capitalized
	June 30, 2017	December 31, 2016		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.83%	10.73%	10.00%	8%	$98,616
Tier 1 capital to risk-weighted assets	10.04%	9.83%	8.00%	26%	$242,451
Common equity Tier 1 to risk-weighted assets	10.04%	9.83%	6.50%	55%	$420,356
Tier 1 capital to average assets	9.12%	8.76%	5.00%	82%	$538,054
Company regulatory capital ratios
Total capital to risk-weighted assets	11.69%	12.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.71%	9.90%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.30%	9.39%	N/A	N/A	N/A
Tier 1 capital to average assets	8.93%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.20%	8.05%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.48%	8.42%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	8.90%	8.88%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Overall, the Company's regulatory capital ratios decreased compared to December 31, 2016 due to the Standard and Premier acquisitions, which was partly offset by an increase in retained earnings over the first six months of 2017.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as an evaluation of various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.10 per common share during the second quarter of 2017, an increase from $0.09 during the first quarter of 2017.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), excluding certain significant transactions, the efficiency ratio, return on average assets, excluding certain significant transactions, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, excluding the impact of acquired loan accretion, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, excluding certain significant transactions, and allowance for credit losses to loans, excluding acquired loans.
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
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it enhances comparability for peer comparison purposes. In addition, management believes that the tax-equivalent net interest margin, excluding the impact of acquired loan accretion, enhances comparability for peer comparison purposes and is useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate based on the size of each acquisition, as well as from period to period.
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
The Company presents the allowance for credit losses to total loans, excluding acquired loans. Management believes excluding acquired loans is useful as it facilitates better comparability between periods as these loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes. See Table 17 in the section of this Item 2 titled "Loan Portfolio and Credit Quality" for details on the calculation of this measure.
Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. See the following reconciliations for details on the calculation of these measures to the extent presented herein.

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings Per Share
Net income	$34,950	$25,267	$57,805	$43,229
Net income applicable to non-vested restricted shares	(336)	(290)	(570)	(502)
Net income applicable to common shares	34,614	24,977	57,235	42,727
Acquisition and integration related expenses	1,174	618	19,739	5,638
Tax effect of acquisition and integration related expenses	(470)	(247)	(7,896)	(2,255)
Net income applicable to common shares, excluding certain significant transactions (1)	$35,318	$25,348	$69,078	$46,110
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,743	80,383	101,081	79,182
Dilutive effect of common stock equivalents	20	13	20	12
Weighted-average diluted common shares outstanding	101,763	80,396	101,101	79,194
Basic EPS	$0.34	$0.31	$0.57	$0.54
Diluted EPS	$0.34	$0.31	$0.57	$0.54
Diluted EPS, excluding certain significant transactions (1)	$0.35	$0.32	$0.68	$0.58
Tax-Equivalent Net Interest Income
Net interest income	$117,583	$89,981	$232,780	$170,695
Tax-equivalent adjustment	2,042	2,193	4,096	4,500
Tax-equivalent net interest income (2)	119,625	92,174	236,876	175,195
Less: acquired loan accretion	(8,757)	(4,927)	(20,102)	(7,350)
Tax-equivalent net interest income, excluding the impact of acquired loan accretion	$110,868	$87,247	$216,774	$167,845
Average interest-earning assets	12,366,739	9,949,093	12,289,700	9,536,003
Net interest margin (GAAP)	3.81%	3.64%	3.82%	3.60%
Tax-equivalent net interest margin	3.88%	3.72%	3.88%	3.69%
Tax-equivalent net interest margin, excluding the impact of acquired loan accretion	3.60%	3.52%	3.55%	3.54%
Efficiency Ratio Calculation
Noninterest expense	$99,751	$81,354	$216,393	$163,943
Less:
Net OREO expense	(1,631)	(1,122)	(3,331)	(1,786)
Acquisition and integration related expenses	(1,174)	(618)	(19,739)	(5,638)
Total	$96,946	$79,614	$193,323	$156,519
Tax-equivalent net interest income (2)	$119,625	$92,174	$236,876	$175,195
Fee-based revenues	41,228	35,934	79,075	69,528
Add:
Other income, excluding BOLI income	2,022	984	2,866	1,563
BOLI income	1,411	881	2,671	1,747
Tax-equivalent adjustment of BOLI income	941	587	1,781	1,165
Total	$165,227	$130,560	$323,269	$249,198
Efficiency ratio	58.67%	60.98%	59.80%	62.81%

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$34,614	$24,977	$57,235	$42,727
Intangibles amortization	2,163	1,245	4,128	2,230
Tax effect of intangibles amortization	(865)	(498)	(1,651)	(892)
Net income applicable to common shares, excluding intangibles amortization	35,912	25,724	59,712	44,065
Acquisition and integration related expenses	1,174	618	19,739	5,638
Tax effect of acquisition and integration related expenses	(470)	(247)	(7,896)	(2,255)
Net income applicable to common shares, excluding intangibles amortization and certain significant transactions (1)	$36,616	$26,095	$71,555	$47,448
Average stockholders' common equity	$1,830,536	$1,235,497	1,797,222	$1,207,043
Less: average intangible assets	(753,521)	(369,177)	(752,063)	(357,863)
Average tangible common equity	$1,077,015	$866,320	$1,045,159	$849,180
Return on average common equity (3)	7.58%	8.13%	6.42%	7.12%
Return on average tangible common equity (3)	13.37%	11.94%	11.52%	10.44%
Return on average tangible common equity, excluding certain significant transactions (1) (3)	13.64%	12.11%	13.81%	11.24%
Return on Average Assets
Net income	$34,950	$25,267	$57,805	$43,229
Acquisition and integration related expenses	1,174	618	19,739	5,638
Tax effect of acquisition and integration related expenses	(470)	(247)	(7,896)	(2,255)
Net income, excluding certain significant transactions (1)	$35,654	$25,638	$69,648	$46,612
Average assets	$13,960,843	$10,968,516	$13,817,779	$10,512,680
Return on average assets (3)	1.00%	0.93%	0.84%	0.83%
Return on average assets, excluding certain significant transactions (1) (3)	1.02%	0.94%	1.02%	0.89%

	As of
	June 30, 2017	December 31, 2016
Tangible Common Equity
Stockholders' equity	$1,836,843	$1,257,080
Less: goodwill and other intangible assets	(752,413)	(366,876)
Tangible common equity	1,084,430	890,204
Less: accumulated other comprehensive income ("AOCI")	36,567	40,910
Tangible common equity, excluding AOCI	$1,120,997	$931,114
Total assets	$13,969,140	$11,422,555
Less: goodwill and other intangible assets	(752,413)	(366,876)
Tangible assets	$13,216,727	$11,055,679
Risk-weighted assets	$12,180,416	$10,019,434
Tangible common equity to tangible assets	8.20%	8.05%
Tangible common equity, excluding AOCI, to tangible assets	8.48%	8.42%
Tangible common equity to risk-weighted assets	8.90%	8.88%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions.

(2)	Presented on a tax-equivalent basis, which reflects federal and state tax benefits.

(3)	Annualized based on the actual number of days for each period presented.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of June 30, 2017 and December 31, 2016, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 50% of the loan portfolio consisted of fixed rate loans and 50% were floating rate loans as of June 30, 2017, compared to 48% and 52%, respectively, as of December 31, 2016.
As of June 30, 2017, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 95% of the total compared to 5% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 95% of fixed rate securities and 5% of floating rate interest-bearing deposits in other banks as of December 31, 2016. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $122.0 million, or 2%, of the floating rate loan portfolio as of June 30, 2017, compared to $271.5 million, or 5%, of the floating rate loan portfolio as of December 31, 2016. On the liability side of the balance sheet, 86% of deposits as of both June 30, 2017 and December 31, 2016 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2017
Dollar change	$63,732	$38,413	$20,364	$(43,532)
Percent change	14.1%	8.5%	4.5%	(9.6)%
As of December 31, 2016
Dollar change	$44,092	$25,412	$12,763	$(26,013)
Percent change	12.3%	7.1%	3.6%	(7.2)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2017 would increase net interest income by $38.4 million, or 8.5%, over the next twelve months compared to no change in interest rates. This same measure was $25.4 million, or 7.1%, as of December 31, 2016.
Overall, positive interest rate risk volatility as of June 30, 2017 increased compared to December 31, 2016. This increase was driven primarily by a reduction in short-term FHLB advances, resulting from the sale of securities acquired in the Standard transaction. In addition, continued growth in floating rate loans funded with both core and time deposits contributed to the increase.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in its 2016 Form 10-K. However, these factors may not be the only risks or uncertainties the Company faces.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the second quarter of 2017. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of June 30, 2017. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2017	4,413	$22.67	—	2,487,947
May 1 - May 31, 2017	451	22.14	—	2,487,947
June 1 - June 30, 2017	1,384	23.18	—	2,487,947
Total	6,248	$22.75	—

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

3.1
Certificate of Amendment of Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 12 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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
Date: August 8, 2017
* Duly authorized to sign on behalf of the registrant.