Form 10-Q
period 2017-09-30
FIRST MIDWEST BANCORP INC
filed 2017-11-06
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
As of November 3, 2017, there were 102,728,899 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2017	December 31, 2016
Assets			(Unaudited)
Cash and due from banks			$174,147	$155,055
Interest-bearing deposits in other banks			252,753	107,093
Trading securities, at fair value			20,425	17,920
Securities available-for-sale, at fair value			1,732,984	1,919,450
Securities held-to-maturity, at amortized cost			14,638	22,291
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			69,708	59,131
Loans			10,390,292	8,254,145
Allowance for loan losses			(94,814)	(86,083)
Net loans			10,295,478	8,168,062
Other real estate owned ("OREO")			19,873	26,083
Premises, furniture, and equipment, net			131,295	82,577
Investment in bank-owned life insurance ("BOLI")			279,639	219,746
Goodwill and other intangible assets			750,436	366,876
Accrued interest receivable and other assets			525,766	278,271
Total assets			$14,267,142	$11,422,555
Liabilities
Noninterest-bearing deposits			$3,580,922	$2,766,748
Interest-bearing deposits			7,627,575	6,061,855
Total deposits			11,208,497	8,828,603
Borrowed funds			700,536	879,008
Senior and subordinated debt			195,028	194,603
Accrued interest payable and other liabilities			297,951	263,261
Total liabilities			12,402,012	10,165,475
Stockholders' Equity
Common stock			1,123	913
Additional paid-in capital			1,029,002	498,937
Retained earnings			1,082,921	1,016,674
Accumulated other comprehensive loss, net of tax			(38,036)	(40,910)
Treasury stock, at cost			(209,880)	(218,534)
Total stockholders' equity			1,865,130	1,257,080
Total liabilities and stockholders' equity			$14,267,142	$11,422,555

	September 30, 2017		December 31, 2016
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares

Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	150,000
Shares issued	—	112,348	—	91,284
Shares outstanding	—	102,722	—	81,325
Treasury shares	—	9,626	—	9,959

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Loans	$118,101	$87,505	$345,286	$252,486
Investment securities	10,667	9,629	31,678	27,550
Other short-term investments	1,148	772	3,167	1,968
Total interest income	129,916	97,906	380,131	282,004
Interest Expense
Deposits	4,369	2,520	11,307	7,387
Borrowed funds	2,544	1,782	6,837	4,597
Senior and subordinated debt	3,110	2,632	9,314	8,353
Total interest expense	10,023	6,934	27,458	20,337
Net interest income	119,893	90,972	352,673	261,667
Provision for loan losses	10,109	9,998	23,266	25,676
Net interest income after provision for loan losses	109,784	80,974	329,407	235,991
Noninterest Income
Service charges on deposit accounts	12,561	10,708	36,079	30,350
Wealth management fees	10,169	8,495	30,354	24,696
Card-based fees	5,992	7,332	22,940	21,642
Capital market products income	2,592	2,916	6,185	8,197
Mortgage banking income	2,246	3,394	5,779	6,625
Other service charges, commissions, and fees	4,745	5,621	16,043	16,484
Net gain on sale-leaseback transaction	—	5,509	—	5,509
Net securities gains	3,197	187	3,481	1,097
Other income	1,846	1,691	7,383	5,001
Total noninterest income	43,348	45,853	128,244	119,601
Noninterest Expense
Salaries and employee benefits	55,638	46,372	165,985	137,233
Net occupancy and equipment expense	12,115	10,755	36,925	30,380
Professional services	8,498	6,772	26,073	17,984
Technology and related costs	4,505	3,881	13,423	11,251
Net OREO expense	657	313	3,988	2,099
Other expenses	15,393	13,623	47,066	41,074
Acquisition and integration related expenses	384	1,172	20,123	6,810
Total noninterest expense	97,190	82,888	313,583	246,831
Income before income tax expense	55,942	43,939	144,068	108,761
Income tax expense	17,707	15,537	48,028	37,130
Net income	$38,235	$28,402	$96,040	$71,631
Per Common Share Data
Basic earnings per common share	$0.37	$0.35	$0.94	$0.89
Diluted earnings per common share	$0.37	$0.35	$0.94	$0.89
Dividends declared per common share	$0.10	$0.09	$0.29	$0.27
Weighted-average common shares outstanding	101,752	80,396	101,307	79,589
Weighted-average diluted common shares outstanding	101,772	80,409	101,327	79,602

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$38,235	$28,402	$96,040	$71,631
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	428	(6,695)	11,078	21,671
Tax effect	(174)	2,676	(4,436)	(8,665)
Net of tax	254	(4,019)	6,642	13,006
Reclassification of net gains included in net income:
Before tax	3,197	187	3,481	1,097
Tax effect	(1,311)	(75)	(1,425)	(439)
Net of tax	1,886	112	2,056	658
Net unrealized holding (losses) gains	(1,632)	(4,131)	4,586	12,348
Derivative Instruments
Unrealized holding gains (losses):
Before tax	276	(779)	(2,849)	4,420
Tax effect	(113)	311	1,137	(1,781)
Net of tax	163	(468)	(1,712)	2,639
Total other comprehensive (loss) income	(1,469)	(4,599)	2,874	14,987
Total comprehensive income	$36,766	$23,803	$98,914	$86,618

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive income	12,348	2,639	—	14,987
Balance at September 30, 2016	$2,077	$171	$(15,650)	$(13,402)
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	4,586	(1,712)	—	2,874
Balance at September 30, 2017	$(18,059)	$(2,888)	$(17,089)	$(38,036)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	71,631	—	—	71,631
Other comprehensive income	—	—	—	—	14,987	—	14,987
Common dividends declared ($0.27 per common share)	—	—	—	(21,876)	—	—	(21,876)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	10	—	169	—	—	—	169
Restricted stock activity	326	—	(10,610)	—	—	8,062	(2,548)
Treasury stock issued to benefit plans	(6)	—	(21)	—	—	(85)	(106)
Share-based compensation expense	—	—	5,843	—	—	—	5,843
Balance at September 30, 2016	81,324	$913	$496,918	$1,003,271	$(13,402)	$(218,436)	$1,269,264
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	96,040	—	—	96,040
Other comprehensive income	—	—	—	—	2,874	—	2,874
Common dividends declared ($0.29 per common share)	—	—	—	(29,793)	—	—	(29,793)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	7	—	175	—	—	—	175
Restricted stock activity	321	—	(11,987)	—	—	8,308	(3,679)
Treasury stock issued to benefit plans	(9)	—	1	—	—	(212)	(211)
Share-based compensation expense	—	—	8,554	—	—	—	8,554
Balance at September 30, 2017	102,722	$1,123	$1,029,002	$1,082,921	$(38,036)	$(209,880)	$1,865,130

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(50,073)	$104,626
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	251,160	263,243
Proceeds from sales of securities available-for-sale	437,401	42,794
Purchases of securities available-for-sale	(289,244)	(824,883)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	7,663	4,695
Purchases of securities held-to-maturity	(10)	(16)
Net purchases of FHLB stock	(7,330)	(12,651)
Net increase in loans	(392,384)	(630,012)
Premiums paid on BOLI, net of proceeds from claims	132	1,597
Proceeds from sales of OREO	17,460	6,069
Proceeds from sales of premises, furniture, and equipment	13,135	150,747
Purchases of premises, furniture, and equipment	(11,680)	(12,320)
Net cash received from acquisitions	41,717	57,347
Net cash provided by (used in) investing activities	68,020	(953,390)
Financing Activities
Net increase in deposit accounts	356,020	413,445
Net (decrease) increase in borrowed funds	(178,472)	472,027
Net proceeds from the issuance of subordinated notes	—	146,484
Payments for the maturity of subordinated debt	—	(38,500)
Cash dividends paid	(26,852)	(21,885)
Restricted stock activity	(3,891)	(2,318)
Net cash provided by financing activities	146,805	969,253
Net increase in cash and cash equivalents	164,752	120,489
Cash and cash equivalents at beginning of period	262,148	381,202
Cash and cash equivalents at end of period	$426,900	$501,691

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$14,310	$14,645
Interest paid to depositors and creditors	27,538	17,656
Dividends declared, but unpaid	10,184	7,241
Stock issued for acquisitions, net of issuance costs	534,090	54,896
Non-cash transfers of loans to OREO	3,770	3,894
Non-cash transfers of loans held-for-investment to loans held-for-sale	42,970	77,030

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Accounting for Employee Share-based Payments: In March of 2016, the FASB issued guidance to simplify the accounting for employee share-based payment transactions. The guidance requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. In addition, the guidance allows entities to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The adoption of this guidance on January 1, 2017 resulted in a $638,000 tax benefit to the provision for income tax expense for the nine months ended September 30, 2017, recorded in the Company's results of operations. The Company elected to estimate forfeitures, which is consistent with the Company's practice before the adoption of this guidance.
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
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. Based upon the Company's initial assessment, this guidance is expected to affect how the Company currently presents certain contract costs on a gross basis versus a net basis against the related noninterest income and will result in the expansion of the qualitative disclosures regarding noninterest income. The Company will adopt this guidance on January 1, 2018 using the modified retrospective approach and does not expect the changes in presentation of certain contract costs or the expanded disclosures to have a significant impact on the Company's financial condition, results of operations, or liquidity. The Company is in the process of completing its review of contracts to validate this initial assessment.
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. This guidance also requires entities to adjust the fair value disclosures for financial instruments carried at amortized cost from an entry price to an exit price. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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

During 2016, First Midwest Bank (the "Bank") entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $76.1 million remaining as of September 30, 2017. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
Derivatives and Hedging: In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
3. ACQUISITIONS
Completed Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. Based on the closing price of shares of Company common stock of $25.34 on that date, as reported by NASDAQ, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock was canceled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Goodwill of $339.2 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017.
During the third quarter of 2017, the Company updated the fair value adjustments associated with the Standard transaction. The adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
NI Bancshares Corporation
On March 8, 2016, the Company completed its acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore, which included ten banking offices in northern Illinois and over $700.0 million in trust assets under management. The merger consideration was a combination of Company common stock and cash, at a purchase price of $70.1 million. Goodwill of $22.2 million associated with the acquisition was recorded by the Company. The fair value adjustments associated with this transaction were finalized during the first quarter of 2017.

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
Acquisition Activity
(Amounts in thousands, except share and per share data)

	Standard	NI Bancshares
	January 6, 2017	March 8, 2016
Assets
Cash and due from banks and interest-bearing deposits in other banks	$102,149	$72,533
Securities available-for-sale	214,107	125,843
Securities held-to-maturity	—	1,864
FHLB and FRB stock	3,247	1,549
Loans	1,769,655	396,181
OREO	8,424	2,863
Investment in BOLI	55,629	8,384
Goodwill	339,207	22,174
Other intangible assets	31,072	10,408
Premises, furniture, and equipment	60,286	19,636
Accrued interest receivable and other assets	56,003	16,453
Total assets	$2,639,779	$677,888
Liabilities
Noninterest-bearing deposits	$675,354	$130,909
Interest-bearing deposits	1,348,520	464,012
Total deposits	2,023,874	594,921
Borrowed funds	—	2,416
Intangible liabilities	—	230
Accrued interest payable and other liabilities	35,190	10,239
Total liabilities	2,059,064	607,806
Consideration Paid
Common stock (2017 - 21,057,085 shares issued at $25.34 per share, 2016 - 3,042,494 shares issued at $18.059 per share), net of issuance costs	533,590	54,896
Cash paid	47,125	15,186
Total consideration paid	580,715	70,082
	$2,639,779	$677,888
Expenses related to the acquisition and integration of the transactions above totaled $384,000 and $20.1 million during the quarter and nine months ended September 30, 2017, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. Expenses related to the acquisition and integration of the transactions above totaled $1.2 million and $6.8 million during the quarter and nine months ended September 30, 2016, respectively. The acquisition of Standard was considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are included in the following tables.

The unaudited pro forma combined results of operations for the quarters and nine months ended September 30, 2017 and 2016 are presented as if the Standard acquisition had occurred on January 1, 2016, the first day of the Company's 2016 fiscal year. The unaudited pro forma combined results of operations are presented for illustrative purposes only and do not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented. Fair value adjustments included in the following table are preliminary and may be revised. The unaudited pro forma combined results of operations also do not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors. Acquisition and integration related expenses directly attributable to the Standard acquisition have been excluded from the following table and are estimated to total $27.0 million, of which $384,000 and $19.1 million was expensed during the quarter and nine months ended September 30, 2017, respectively.
Unaudited Pro Forma Combined Results of Operations
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues (1)	$163,241	$164,786	$482,526	$462,962
Net income	38,462	32,589	106,848	85,054

(1)	Includes net interest income and total noninterest income.
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
Standard Acquired Loans
(Dollar amounts in thousands)

	January 6, 2017
	PCI Loans	Non-PCI Loans
Fair value	$126,469	$1,643,186
Contractually required principal and interest payments	211,931	1,937,060
Best estimate of contractual cash flows not expected to be collected (1)	57,783	100,762
Best estimate of contractual cash flows expected to be collected	154,148	1,836,298

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$42,567	$14	$(77)	$42,504	$48,581	$26	$(66)	$48,541
U.S. agency securities	154,666	303	(362)	154,607	183,528	519	(410)	183,637
Collateralized mortgage obligations ("CMOs")	949,762	459	(12,999)	937,222	1,064,130	969	(17,653)	1,047,446
Other mortgage-backed securities ("MBSs")	358,746	307	(3,580)	355,473	337,139	1,395	(5,879)	332,655
Municipal securities	204,571	1,294	(841)	205,024	273,319	1,245	(3,718)	270,846
Trust-preferred collateralized debt obligations ("CDOs")	45,851	275	(15,300)	30,826	47,681	261	(14,682)	33,260
Equity securities	7,358	185	(215)	7,328	3,206	147	(288)	3,065
Total securities available-for-sale	$1,763,521	$2,837	$(33,374)	$1,732,984	$1,957,584	$4,562	$(42,696)	$1,919,450
Securities Held-to-Maturity
Municipal securities	$14,638	$—	$(1,717)	$12,921	$22,291	$—	$(4,079)	$18,212
Trading Securities				$20,425				$17,920

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$97,905	$94,691	$1,947	$1,718
After one year to five years	303,899	293,924	6,065	5,354
After five years to ten years	—	—	2,243	1,980
After ten years	45,851	44,346	4,383	3,869
Securities that do not have a single contractual maturity date	1,315,866	1,300,023	—	—
Total	$1,763,521	$1,732,984	$14,638	$12,921
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.3 billion for September 30, 2017 and $1.1 billion for December 31, 2016. No securities held-to-maturity were pledged as of September 30, 2017 or December 31, 2016.

During the quarters and nine months ended September 30, 2017 and 2016 there were no material gross trading gains (losses). The following table presents net realized gains on securities available-for-sale for the quarters and nine months ended September 30, 2017 and 2016.
Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains on sales of securities:
Gross realized gains	$3,197	$187	$3,481	$1,266
Gross realized losses	—	—	—	(169)
Net realized gains on sales of securities	3,197	187	3,481	1,097
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$3,197	$187	$3,481	$1,097
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
The outstanding balance of OTTI previously recognized on securities available-for-sale was $23.3 million for both September 30, 2017 and December 31, 2016. During the quarters and nine months ended September 30, 2017 and 2016 there were no additions or reductions to the balance of OTTI related to securities available-for-sale.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2017 and December 31, 2016.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2017
Securities Available-for-Sale
U.S. treasury securities	16	$30,469	$51	$5,998	$26	$36,467	$77
U.S. agency securities	33	71,538	291	8,241	71	79,779	362
CMOs	195	607,645	7,680	241,930	5,319	849,575	12,999
MBSs	72	262,080	2,851	41,994	729	304,074	3,580
Municipal securities	138	42,951	461	17,045	380	59,996	841
CDOs	7	—	—	30,015	15,300	30,015	15,300
Equity securities	2	—	—	6,833	215	6,833	215
Total	463	$1,014,683	$11,334	$352,056	$22,040	$1,366,739	$33,374
Securities Held-to-Maturity
Municipal securities	10	$—	$—	$12,921	$1,717	$12,921	$1,717
As of December 31, 2016
Securities Available-for-Sale
U.S. treasury securities	16	$33,505	$61	$3,995	$5	$37,500	$66
U.S. agency securities	28	62,064	364	11,814	46	73,878	410
CMOs	194	523,233	10,309	411,758	7,344	934,991	17,653
MBSs	68	221,174	4,726	77,780	1,154	298,954	5,880
Municipal securities	380	133,957	3,059	29,280	659	163,237	3,718
CDOs	7	—	—	30,592	14,682	30,592	14,682
Equity securities	2	404	201	2,319	86	2,723	287
Total	695	$974,337	$18,720	$567,538	$23,976	$1,541,875	$42,696
Securities Held-to-Maturity
Municipal securities	14	$—	$—	$18,212	$4,079	$18,212	$4,079
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2017 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
The unrealized losses on CDOs as of September 30, 2017 reflect changes in market activity for these securities. Management does not believe these unrealized losses represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Significant judgment is required to calculate the fair value of the CDOs. For a detailed discussion of the CDO valuation methodology, see Note 16, "Fair Value."

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Commercial and industrial	$3,462,612	$2,827,658
Agricultural	437,721	389,496
Commercial real estate:
Office, retail, and industrial	1,960,367	1,581,967
Multi-family	711,101	614,052
Construction	545,666	451,540
Other commercial real estate	1,391,241	979,528
Total commercial real estate	4,608,375	3,627,087
Total corporate loans	8,508,708	6,844,241
Home equity	847,209	747,983
1-4 family mortgages	711,607	423,922
Installment	322,768	237,999
Total consumer loans	1,881,584	1,409,904
Total loans	$10,390,292	$8,254,145
Deferred loan fees included in total loans	$5,189	$3,838
Overdrawn demand deposits included in total loans	6,616	7,836
The increase in total loans for the quarter ended September 30, 2017 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."
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

Loan Sales
The following table presents loan sales for the quarters and nine months ended September 30, 2017 and 2016.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate loan sales
Proceeds from sales	$11,833	$12,223	$46,770	$36,082
Less book value of loans sold	11,512	11,828	45,752	34,718
Net gains on corporate loan sales (1)	321	395	1,018	1,364
1-4 family mortgage loan sales
Proceeds from sales	$73,889	$110,167	190,544	202,932
Less book value of loans sold	72,149	107,255	186,208	198,024
Net gains on 1-4 family mortgage loan sales (2)	1,740	2,912	4,336	4,908
Total net gains on loan sales	$2,061	$3,307	$5,354	$6,272

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 15, "Commitments, Guarantees, and Contingent Liabilities."
6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of September 30, 2017 and December 31, 2016.
Acquired and Covered Loans (1)
(Dollar amounts in thousands)

	As of September 30, 2017			As of December 31, 2016
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$150,405	$1,694,032	$1,844,437	$53,772	$613,339	$667,111
Covered loans	6,871	12,474	19,345	7,895	15,379	23,274
Total acquired and covered loans	$157,276	$1,706,506	$1,863,782	$61,667	$628,718	$690,385

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $229.1 million and $84.8 million as of September 30, 2017 and December 31, 2016, respectively.
The increase in acquired loans compared to December 31, 2016 includes loans acquired in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $304.0 million and $117.6 million as of September 30, 2017 and December 31, 2016, respectively.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of September 30, 2017 and December 31, 2016.
Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and nine months ended September 30, 2017 and 2016 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$3,918	$5,171	$4,522	$3,903
Amortization	(302)	(302)	(906)	(884)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(123)	(228)	(653)	(487)
Net payments to the FDIC	123	191	653	2,300
Ending balance	$3,616	$4,832	$3,616	$4,832
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balances	$39,870	$25,082	$19,385	$24,912
Additions	—	—	27,316	3,981
Accretion	(4,263)	(2,763)	(12,106)	(6,612)
Other (1)	478	(1,012)	1,490	(974)
Ending balance	$36,085	$21,307	$36,085	$21,307

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarter and nine months ended September 30, 2017 was $7.6 million and $27.7 million, respectively, and $4.6 million and $11.9 million for the same periods in 2016.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2017 and December 31, 2016. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current (1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual (2)	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2017
Commercial and industrial	$3,444,056	$14,536	$4,020	$18,556	$3,462,612	$41,504	$1,166
Agricultural	436,693	325	703	1,028	437,721	380	335
Commercial real estate:
Office, retail, and industrial	1,950,010	4,411	5,946	10,357	1,960,367	12,221	—
Multi-family	707,959	3,013	129	3,142	711,101	153	129
Construction	545,119	29	518	547	545,666	146	374
Other commercial real estate	1,387,969	1,356	1,916	3,272	1,391,241	2,239	349
Total commercial real estate	4,591,057	8,809	8,509	17,318	4,608,375	14,759	852
Total corporate loans	8,471,806	23,670	13,232	36,902	8,508,708	56,643	2,353
Home equity	840,966	3,729	2,514	6,243	847,209	5,529	44
1-4 family mortgages	707,498	3,714	395	4,109	711,607	3,004	—
Installment	320,210	2,116	442	2,558	322,768	—	442
Total consumer loans	1,868,674	9,559	3,351	12,910	1,881,584	8,533	486
Total loans	$10,340,480	$33,229	$16,583	$49,812	$10,390,292	$65,176	$2,839
As of December 31, 2016
Commercial and industrial	$2,816,442	$6,426	$4,790	$11,216	$2,827,658	$29,938	$374
Agricultural	388,596	—	900	900	389,496	181	736
Commercial real estate:
Office, retail, and industrial	1,564,007	5,327	12,633	17,960	1,581,967	17,277	1,129
Multi-family	612,446	858	748	1,606	614,052	311	604
Construction	450,927	332	281	613	451,540	286	—
Other commercial real estate	974,575	1,307	3,646	4,953	979,528	2,892	1,526
Total commercial real estate	3,601,955	7,824	17,308	25,132	3,627,087	20,766	3,259
Total corporate loans	6,806,993	14,250	22,998	37,248	6,844,241	50,885	4,369
Home equity	740,919	4,545	2,519	7,064	747,983	5,465	109
1-4 family mortgages	420,264	2,652	1,006	3,658	423,922	2,939	272
Installment	236,264	1,476	259	1,735	237,999	—	259
Total consumer loans	1,397,447	8,673	3,784	12,457	1,409,904	8,404	640
Total loans	$8,204,440	$22,923	$26,782	$49,705	$8,254,145	$59,289	$5,009

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $239,000 and $681,000 as of September 30, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2017 and 2016 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended September 30, 2017
Beginning balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371
Charge-offs	(8,935)	(14)	—	6	(6)	(1,617)	—	(10,566)
Recoveries	698	1,825	2	19	25	331	—	2,900
Net charge-offs	(8,237)	1,811	2	25	19	(1,286)	—	(7,666)
Provision for loan losses and other	13,994	(5,129)	(296)	161	(257)	1,636	—	10,109
Ending balance	$52,028	$11,690	$2,625	$4,280	$7,241	$16,950	$1,000	$95,814
Quarter ended September 30, 2016
Beginning balance	$40,084	$12,985	$2,933	$2,239	$7,492	$14,372	$1,400	$81,505
Charge-offs	(1,760)	(2,193)	—	—	(509)	(1,488)	—	(5,950)
Recoveries	615	42	69	9	94	326	—	1,155
Net charge-offs	(1,145)	(2,151)	69	9	(415)	(1,162)	—	(4,795)
Provision for loan losses and other	3,579	3,019	1,048	916	1,490	(54)	(400)	9,598
Ending balance	$42,518	$13,853	$4,050	$3,164	$8,567	$13,156	$1,000	$86,308
Nine months ended September 30, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(15,966)	(141)	—	(38)	(721)	(4,837)	—	(21,703)
Recoveries	2,764	2,808	36	258	205	1,097	—	7,168
Net charge-offs	(13,202)	2,667	36	220	(516)	(3,740)	—	(14,535)
Provision for loan losses and other	24,521	(8,572)	(672)	616	18	7,355	—	23,266
Ending balance	$52,028	$11,690	$2,625	$4,280	$7,241	$16,950	$1,000	$95,814
Nine months ended September 30, 2016
Beginning balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855
Charge-offs	(5,684)	(4,358)	(288)	(134)	(2,833)	(3,975)	—	(17,272)
Recoveries	1,693	153	95	44	314	975	—	3,274
Net charge-offs	(3,991)	(4,205)	(193)	(90)	(2,519)	(3,000)	—	(13,998)
Provision for loan losses and other	9,435	4,934	1,774	1,814	4,977	2,742	(225)	25,451
Ending balance	$42,518	$13,853	$4,050	$3,164	$8,567	$13,156	$1,000	$86,308

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2017 and December 31, 2016.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of September 30, 2017
Commercial, industrial, and agricultural	$39,121	$3,835,995	$25,217	$3,900,333	$3,408	$48,107	$513	$52,028
Commercial real estate:
Office, retail, and industrial	11,211	1,932,332	16,824	1,960,367	9	10,291	1,390	11,690
Multi-family	395	696,490	14,216	711,101	—	2,524	101	2,625
Construction	—	532,016	13,650	545,666	—	4,060	220	4,280
Other commercial real estate	656	1,325,280	65,305	1,391,241	—	6,126	1,115	7,241
Total commercial real estate	12,262	4,486,118	109,995	4,608,375	9	23,001	2,826	25,836
Total corporate loans	51,383	8,322,113	135,212	8,508,708	3,417	71,108	3,339	77,864
Consumer	—	1,859,520	22,064	1,881,584	—	15,684	1,266	16,950
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,383	$10,181,633	$157,276	$10,390,292	$3,417	$87,792	$4,605	$95,814
As of December 31, 2016
Commercial, industrial, and agricultural	$24,645	$3,189,327	$3,182	$3,217,154	$507	$39,554	$648	$40,709
Commercial real estate:
Office, retail, and industrial	16,287	1,553,234	12,446	1,581,967	—	16,148	1,447	17,595
Multi-family	398	601,429	12,225	614,052	—	3,059	202	3,261
Construction	34	447,058	4,448	451,540	—	3,280	164	3,444
Other commercial real estate	1,286	965,900	12,342	979,528	18	6,613	1,108	7,739
Total commercial real estate	18,005	3,567,621	41,461	3,627,087	18	29,100	2,921	32,039
Total corporate loans	42,650	6,756,948	44,643	6,844,241	525	68,654	3,569	72,748
Consumer	—	1,392,880	17,024	1,409,904	—	12,210	1,125	13,335
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$42,650	$8,149,828	$61,667	$8,254,145	$525	$81,864	$4,694	$87,083

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2017 and December 31, 2016. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2017				As of December 31, 2016
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$24,688	$14,433	$47,700	$3,408	$11,579	$13,066	$29,514	$507
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	7,146	4,065	14,480	9	16,287	—	21,057	—
Multi-family	395	—	395	—	398	—	398	—
Construction	—	—	—	—	34	—	34	—
Other commercial real estate	656	—	754	—	1,016	270	2,141	18
Total commercial real estate	8,197	4,065	15,629	9	17,735	270	23,630	18
Total impaired loans individually evaluated for impairment	$32,885	$18,498	$63,329	$3,417	$29,314	$13,336	$53,144	$525

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2017 and 2016. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$44,682	$368	$7,829	$57
Agricultural	140	—	—	—
Commercial real estate:
Office, retail, and industrial	12,496	—	16,101	3
Multi-family	396	—	399	11
Construction	—	—	34	—
Other commercial real estate	1,415	—	2,561	—
Total commercial real estate	14,307	—	19,095	14
Total impaired loans	$59,129	$368	$26,924	$71

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$32,765	$924	$5,312	$107
Agricultural	348	—	—	—
Commercial real estate:
Office, retail, and industrial	13,680	262	12,012	80
Multi-family	396	28	500	12
Construction	9	136	70	—
Other commercial real estate	1,652	20	3,190	72
Total commercial real estate	15,737	446	15,772	164
Total impaired loans	$48,850	$1,370	$21,084	$271

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of September 30, 2017 and December 31, 2016.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention (1) (4)	Substandard (2) (4)	Non-accrual (3)	Total
As of September 30, 2017
Commercial and industrial	$3,286,087	$72,491	$62,530	$41,504	$3,462,612
Agricultural	417,612	13,310	6,419	380	437,721
Commercial real estate:
Office, retail, and industrial	1,877,165	25,919	45,062	12,221	1,960,367
Multi-family	703,659	5,433	1,856	153	711,101
Construction	525,097	9,113	11,310	146	545,666
Other commercial real estate	1,334,385	32,693	21,924	2,239	1,391,241
Total commercial real estate	4,440,306	73,158	80,152	14,759	4,608,375
Total corporate loans	$8,144,005	$158,959	$149,101	$56,643	$8,508,708
As of December 31, 2016
Commercial and industrial	$2,638,833	$92,340	$66,547	$29,938	$2,827,658
Agricultural	366,382	17,039	5,894	181	389,496
Commercial real estate:
Office, retail, and industrial	1,491,170	34,007	39,513	17,277	1,581,967
Multi-family	607,342	4,370	2,029	311	614,052
Construction	438,946	111	12,197	286	451,540
Other commercial real estate	951,284	11,808	13,544	2,892	979,528
Total commercial real estate	3,488,742	50,296	67,283	20,766	3,627,087
Total corporate loans	$6,493,957	$159,675	$139,724	$50,885	$6,844,241

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $664,000 as of September 30, 2017 and $834,000 as of December 31, 2016.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of September 30, 2017
Home equity	$841,680	$5,529	$847,209
1-4 family mortgages	708,603	3,004	711,607
Installment	322,768	—	322,768
Total consumer loans	$1,873,051	$8,533	$1,881,584
As of December 31, 2016
Home equity	$742,518	$5,465	$747,983
1-4 family mortgages	420,983	2,939	423,922
Installment	237,999	—	237,999
Total consumer loans	$1,401,500	$8,404	$1,409,904

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2017 and December 31, 2016. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2017			As of December 31, 2016
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$269	$22,780	$23,049	$281	$150	$431
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	4,512	4,512	155	4,733	4,888
Multi-family	577	153	730	586	168	754
Construction	—	—	—	—	—	—
Other commercial real estate	194	—	194	268	48	316
Total commercial real estate	771	4,665	5,436	1,009	4,949	5,958
Total corporate loans	1,040	27,445	28,485	1,290	5,099	6,389
Home equity	88	755	843	177	820	997
1-4 family mortgages	685	462	1,147	824	378	1,202
Installment	—	—	—	—	—	—
Total consumer loans	773	1,217	1,990	1,001	1,198	2,199
Total loans	$1,813	$28,662	$30,475	$2,291	$6,297	$8,588

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $1.3 million in specific reserves related to TDRs as of September 30, 2017. There were no specific reserves related to TDRs as of December 31, 2016.
The following table presents a summary of loans that were restructured during the quarter and nine months ended September 30, 2017. There were no material restructures during the quarter and nine months ended September 30, 2016.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre- Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post- Modification Recorded Investment
Quarter ended September 30, 2017
Commercial and industrial	10	$25,811	$196	$—	$1,736	$24,271
Office, retail, and industrial	2	3,656	—	—	—	3,656
Total TDRs restructured during the period	12	$29,467	$196	$—	$1,736	$27,927
Nine months ended September 30, 2017
Commercial and industrial	12	$26,733	$196	$—	$1,736	$25,193
Office, retail, and industrial	2	3,656	—	—	—	3,656
Total TDRs restructured during the period	14	$30,389	$196	$—	$1,736	$28,849

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2017 and 2016.
A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accruing
Beginning balance	$2,029	$2,491	$2,291	$2,743
Additions	14,897	—	15,819	—
Net payments received	(1,798)	(22)	(1,905)	(91)
Net transfers to non-accrual	(13,315)	(101)	(14,392)	(284)
Ending balance	1,813	2,368	1,813	2,368
Non-accrual
Beginning balance	3,036	1,690	6,297	2,324
Additions	14,570	—	14,570	—
Net payments received	(127)	(31)	(4,352)	(609)
Charge-offs	(2,132)	(170)	(2,245)	(409)
Net transfers from accruing	13,315	101	14,392	284
Ending balance	28,662	1,590	28,662	1,590
Total TDRs	$30,475	$3,958	$30,475	$3,958
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
There were no material commitments to lend additional funds to borrowers with TDRs as of September 30, 2017 and December 31, 2016.
8. PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Land	$30,267	$18,304
Premises	119,325	94,369
Furniture and equipment	114,547	105,859
Total cost	264,139	218,532
Accumulated depreciation	(142,001)	(140,030)
Net book value of premises, furniture, and equipment	122,138	78,502
Assets held-for-sale	9,157	4,075
Total premises, furniture, and equipment	$131,295	$82,577

During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. The Bank concurrently entered into triple net lease agreements with certain affiliates of the third party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, with $76.1 million of deferred pre-tax gains remaining as of September 30, 2017.
As of September 30, 2017 and December 31, 2016 assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $3.5 million and $10.5 million for the quarter and nine months ended September 30, 2017, respectively. Depreciation on premises, furniture, and equipment totaled $3.4 million and $10.1 million for the same periods in 2016.
Operating Leases
As of September 30, 2017, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2017.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
One year or less	$19,298
After one year to two years	17,737
After two years to three years	17,008
After three years to four years	16,815
After four years to five years	16,550
After five years	120,048
Total minimum lease payments	$207,456
As of September 30, 2017, deferred pre-tax gains of $76.1 million related to the sale-lease back transaction will be accreted as a reduction to lease expense in other expenses on the Condensed Consolidated Statements of Income on a straight-line basis over the initial terms of the leases.

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
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
One year or less	$1,011
After one year to two years	742
After two years to three years	648
After three years to four years	648
After four years to five years	648
After five years	3,511
Total accretion	$7,208
The following table presents net operating lease expense for the quarters and nine months ended September 30, 2017 and 2016.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lease expense charged to operations	$4,747	$2,229	$14,027	$5,729
Accretion of operating lease intangible (1)	(295)	(295)	(885)	(876)
Accretion of deferred gain on sale-leaseback transaction (1)	(1,463)	—	(4,409)	—
Rental income from premises leased to others (1)	(171)	(118)	(521)	(404)
Net operating lease expense	$2,818	$1,816	$8,212	$4,449

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2016. It was determined that no impairment existed as of that date or as of September 30, 2017. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2016 10-K.
The following table presents changes in the carrying amount of goodwill for the quarters and nine months ended September 30, 2017 and 2016.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$691,527	$341,513	$340,879	$319,007
Acquisitions	(46)	(756)	350,602	21,750
Ending balance	$691,481	$340,757	$691,481	$340,757

The decrease in goodwill for the quarter ended September 30, 2017 resulted from measurement period adjustments associated with the Standard transaction. The increase for the nine months ended September 30, 2017 resulted from the Standard and Premier acquisitions and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition. The decrease in goodwill for the quarter ended September 30, 2016 resulted from measurement period adjustments associated with the NI Bancshares acquisition. The increase for the nine months ended September 30, 2016 resulted from the NI Bancshares acquisition.
The Company's other intangible assets are core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. The increase in other intangible assets for the nine months ended September 30, 2017 resulted from the Standard and Premier acquisitions. The increase in other intangible assets for the nine months ended September 30, 2016 resulted from the NI Bancshares acquisition. During the quarters ended September 30, 2017 and September 30, 2016 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270
Additions	39,017	—	39,017	10,409	—	10,409
Amortization expense	—	6,059	(6,059)	—	3,475	(3,475)
Ending balance	$97,976	$39,021	$58,955	$58,959	$31,755	$27,204
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending September 30,
2018	$7,173
2019	7,083
2020	7,036
2021	6,970
2022	6,898
2023 and thereafter	23,795
Total	$58,955

10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Demand deposits	$3,580,922	$2,766,748
Savings deposits	2,022,717	1,615,833
NOW accounts	2,048,893	1,675,421
Money market deposits	1,969,865	1,577,316
Time deposits less than $100,000	888,238	755,558
Time deposits greater than $100,000	697,862	437,727
Total deposits	$11,208,497	$8,828,603

The increase in total deposits for the nine months ended September 30, 2017 includes deposits assumed in the Standard acquisition. For additional disclosure related to the Standard transaction, see Note 3, "Acquisitions."

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$110,536	$129,008
FHLB advances	590,000	750,000
Total borrowed funds	$700,536	$879,008
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities. The securities underlying the agreements remain in the respective asset accounts.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. As of September 30, 2017, the Company held various short-term FHLB advances with fixed interest rates that range from 1.18% to 1.24% and maturity dates that range from October 2, 2017 to December 1, 2017.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 14 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2017, the Company entered into a first amendment to this credit facility, which extends the maturity to September 26, 2018. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management expects to use this line of credit for general corporate purposes. As of September 30, 2017, no amount was outstanding under the facility.
12. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
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
13. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$38,235	$28,402	$96,040	$71,631
Net income applicable to non-vested restricted shares	(340)	(324)	(910)	(826)
Net income applicable to common shares	$37,895	$28,078	$95,130	$70,805
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,752	80,396	101,307	79,589
Dilutive effect of common stock equivalents	20	13	20	13
Weighted-average diluted common shares outstanding	101,772	80,409	101,327	79,602
Basic EPS	$0.37	$0.35	$0.94	$0.89
Diluted EPS	$0.37	$0.35	$0.94	$0.89
Anti-dilutive shares not included in the computation of diluted EPS (1)	190	454	242	510

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Gross notional amount outstanding	$5,583	$5,958
Derivative liability fair value	(146)	(282)
Weighted-average interest rate received	3.23%	2.63%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	1.10	1.84
Fair value of derivative (1)	$157	$296

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Condensed Consolidated Statements of Income. For the quarters and nine months ended September 30, 2017 and 2016, gains or losses related to fair value hedge ineffectiveness were not material.

Cash Flow Hedges
As of September 30, 2017, the Company hedged $980.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $980.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $415.0 million began on various dates between June of 2015 and February of 2017, and mature between June of 2019 and February of 2020. The remaining forward starting interest rate swaps totaling $565.0 million begin at various dates between February of 2018 and February of 2020 and mature between February of 2020 and April of 2022. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.96% as of September 30, 2017. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Gross notional amount outstanding	$1,960,000	$1,470,000
Derivative asset fair value	3,234	5,402
Derivative liability fair value	(6,729)	(7,390)
Weighted-average interest rate received	1.55%	1.37%
Weighted-average interest rate paid	1.51%	1.11%
Weighted-average maturity (in years)	2.50	2.83
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the quarters and nine months ended September 30, 2017 and 2016, there were no material gains or losses related to cash flow hedge ineffectiveness. As of September 30, 2017, the Company estimates that $581,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2017 and December 31, 2016, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $2.6 million and $6.2 million were recorded in noninterest income for the quarter and nine months ended September 30, 2017, respectively. There were $2.9 million and $8.2 million of capital market products income recorded for the quarter and nine months ended September 30, 2016, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Gross notional amount outstanding	$2,463,967	$1,656,612
Derivative asset fair value	18,268	13,478
Derivative liability fair value	(14,443)	(13,478)
Fair value of derivative (1)	14,704	13,753

(1)	This amount represents the fair value if credit risk related contingent features were triggered.

The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2017 and December 31, 2016. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2017 and December 31, 2016, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2017 and December 31, 2016.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$21,502	$21,318	$18,880	$21,150
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	21,502	21,318	18,880	21,150
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(16,557)	(16,557)	(10,889)	(10,889)
Cash collateral pledged	—	(4,761)	—	(10,261)
Net credit exposure	$4,945	$—	$7,991	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2017 and December 31, 2016, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2017 and December 31, 2016 the Company was in compliance with these provisions.

15. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,739,259	$1,522,152
Commercial real estate	322,705	397,423
Home equity	512,560	426,384
Other commitments (1)	246,609	214,943
Total commitments to extend credit	$2,821,133	$2,560,902

Letters of credit	$132,990	$100,430

(1)	Other commitments includes installment and overdraft protection program commitments.
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
In the event of a customer's non-performance, the Company's credit loss exposure is equal to the contractual amount of the commitments. The credit risk is essentially the same as extending loans to customers for the full contractual amount. The Company uses the same credit policies for credit commitments as its loans and minimizes exposure to credit loss through various collateral requirements.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2017 and 2016.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

16. FAIR VALUE
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Trading securities:
Money market funds	$1,738	$—	$—	$1,645	$—	$—
Mutual funds	18,687	—	—	16,275	—	—
Total trading securities	20,425	—	—	17,920	—	—
Securities available-for-sale:
U.S. treasury securities	42,504	—	—	48,541	—	—
U.S. agency securities	—	154,607	—	—	183,637	—
CMOs	—	937,222	—	—	1,047,446	—
MBSs	—	355,473	—	—	332,655	—
Municipal securities	—	205,024	—	—	270,846	—
CDOs	—	—	30,826	—	—	33,260
Equity securities	—	7,328	—	—	3,065	—
Total securities available-for-sale	42,504	1,659,654	30,826	48,541	1,837,649	33,260
Mortgage servicing rights ("MSRs") (1)	—	—	5,766	—	—	6,120
Derivative assets (1)	—	21,502	—	—	18,880	—
Liabilities:
Derivative liabilities (2)	$—	$21,318	$—	$—	$21,150	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

The following table presents the ranges of significant, unobservable inputs calculated using the weighted-average of the Issuers used by the Company as of September 30, 2017 and December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	September 30, 2017			December 31, 2016
Probability of prepayment	0.0%	-	11.4%	0.0%	-	10.9%
Probability of default	16.5%	-	44.8%	16.7%	-	46.8%
Loss given default	93.4%	-	99.2%	93.3%	-	98.9%
Probability of deferral cure	0.0%	-	100.0%	7.6%	-	100.0%
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
A rollforward of the carrying value of CDOs for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$33,454	$30,431	$33,260	$31,529
Change in other comprehensive income (1)	(739)	1,794	(604)	764
Other	(1,889)	(326)	(1,830)	(394)
Ending balance	$30,826	$31,899	$30,826	$31,899

(1)	Included in unrealized holding gains in the Consolidated Statements of Comprehensive Income.

During the third quarter of 2017, three CDOs with carrying values totaling $1.9 million were sold at gains.

MSRs
The Company services loans for others totaling $616.7 million as of September 30, 2017 and $640.5 million as of December 31, 2016. These loans are owned by third parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2017 and December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2017			December 31, 2016
Prepayment speed	8.8%	-	26.2%	7.7%	-	22.8%
Maturity (months)	7	-	91	12	-	103
Discount rate	9.5%	-	13.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$5,925	$4,938	$6,120	$1,853
Additions from acquisition	—	—	—	3,092
New MSRs	161	581	522	928
Total losses included in earnings (1):
Changes in valuation inputs and assumptions	(121)	(205)	(209)	(377)
Other changes in fair value (2)	(199)	(238)	(667)	(420)
Ending balance	$5,766	$5,076	$5,766	$5,076
Contractual servicing fees earned (1)	$379	$373	$1,158	$922

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2017 and 2016.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$19,265	$—	$—	$22,019
OREO (2)	—	—	8,304	—	—	8,624
Loans held-for-sale (3)	—	—	17,508	—	—	10,484
Assets held-for-sale (4)	—	—	9,157	—	—	4,075

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of September 30, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2016, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a corporate loan.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2017 and December 31, 2016 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	1	$174,147	$174,147	$155,055	$155,055
Interest-bearing deposits in other banks	2	252,753	252,753	107,093	107,093
Securities held-to-maturity	2	14,638	12,921	22,291	18,212
FHLB and FRB stock	2	69,708	69,708	59,131	59,131
Loans	3	10,299,094	10,048,553	8,172,584	7,973,845
Investment in BOLI	3	279,639	279,639	219,746	219,746
Accrued interest receivable	3	43,697	43,697	34,384	34,384
Other interest-earning assets	3	327	327	834	834
Liabilities:
Deposits	2	$11,208,497	$11,195,159	$8,828,603	$8,820,572
Borrowed funds	2	700,536	700,536	879,008	879,008
Senior and subordinated debt	2	195,028	194,449	194,603	197,888
Accrued interest payable	2	3,336	3,336	3,416	3,416
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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2017 and 2016 and Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2016 Annual Report on Form 10-K ("2016 10-K"). The results of operations for the quarter and nine months ended September 30, 2017 are not necessarily indicative of future results.
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
As of September 30, 2017, the Company and the Bank each had total assets of over $14.0 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, these requirements are phased in and become applicable to the Company and the Bank over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2016 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC").

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

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Results
Interest income	$129,916	$97,906	$380,131	$282,004
Interest expense	10,023	6,934	27,458	20,337
Net interest income	119,893	90,972	352,673	261,667
Provision for loan losses	10,109	9,998	23,266	25,676
Noninterest income	43,348	45,853	128,244	119,601
Noninterest expense	97,190	82,888	313,583	246,831
Income before income tax expense	55,942	43,939	144,068	108,761
Income tax expense	17,707	15,537	48,028	37,130
Net income	$38,235	$28,402	$96,040	$71,631
Weighted-average diluted common shares outstanding	101,772	80,409	101,327	79,602
Diluted earnings per common share	$0.37	$0.35	$0.94	$0.89
Diluted earnings per common share, excluding certain significant transactions (1)(2)	$0.37	$0.32	$1.06	$0.90
Performance Ratios
Return on average common equity (3)	8.10%	8.85%	7.00%	7.72%
Return on average tangible common equity (3)	14.03%	12.85%	12.40%	11.27%
Return on average tangible common equity, excluding certain significant transactions (1) (2) (3)	14.11%	11.69%	13.91%	11.39%
Return on average assets (3)	1.07%	1.00%	0.92%	0.89%
Return on average assets, excluding certain significant transactions (1) (2) (3)	1.08%	0.91%	1.04%	0.90%
Tax-equivalent net interest margin (2)(3)(4)	3.86%	3.60%	3.88%	3.66%
Efficiency ratio (2)	58.97%	60.83%	59.52%	62.12%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions and a net gain on a sale-leaseback transaction.

(2)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	These ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			September 30, 2017 Change From
	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Balance Sheet Highlights
Total assets	$14,267,142	$11,422,555	$11,578,197	$2,844,587	$2,688,945
Total loans	10,390,292	8,254,145	8,171,782	2,136,147	2,218,510
Total deposits	11,208,497	8,828,603	9,106,104	2,379,894	2,102,393
Core deposits	9,622,397	7,635,318	7,872,364	1,987,079	1,750,033
Loans to deposits	92.7%	93.5%	89.7%
Core deposits to total deposits	85.8%	86.5%	86.5%
Asset Quality Highlights
Non-accrual loans	$65,176	$59,289	$44,289	$5,887	$20,887
90 days or more past due loans, still accruing interest (1)	2,839	5,009	4,318	(2,170)	(1,479)
Total non-performing loans	68,015	64,298	48,607	3,717	19,408
Accruing troubled debt restructurings ("TDRs")	1,813	2,291	2,368	(478)	(555)
Other real estate owned ("OREO")	19,873	26,083	28,049	(6,210)	(8,176)
Total non-performing assets	$89,701	$92,672	$79,024	$(2,971)	$10,677
30-89 days past due loans (1)	$28,868	$21,043	$26,140	$7,825	$2,728
Non-performing assets to total loans plus OREO	0.86%	1.12%	0.96%
Allowance for Credit Losses
Allowance for credit losses	$95,814	$87,083	$86,308	$8,731	$9,506
Allowance for credit losses to total loans (2)	0.92%	1.06%	1.06%
Allowance for credit losses to total loans, excluding acquired loans (3)	1.09%	1.11%	1.13%
Allowance for credit losses to non-accrual loans (2)	147.01%	146.88%	194.87%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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

Net income for the third quarter and first nine months of 2017 was $38.2 million, or $0.37 per share, and $96.0 million, or $0.94 per share, respectively. Performance for all periods presented was impacted by certain significant transactions, which includes acquisition and integration related pre-tax expenses of $384,000 and $20.1 million for the third quarter and first nine months of 2017, respectively, and $1.2 million and $6.8 million for the same periods in 2016, as well as a pre-tax net gain of $5.5 million on the sale-leaseback transaction which was realized in the third quarter of 2016. Excluding these transactions, earnings per share was $0.37 for the third quarter of 2017 compared to $0.32 for the third quarter of 2016 and $1.06 for the first nine months of 2017 compared to $0.90 for the same period in 2016. The increase in net income and earnings per share compared to the third quarter and first nine months of 2016, excluding certain significant transactions, reflects the benefit of the Standard and Premier acquisitions completed in the first quarter of 2017 and loan growth, which were partially offset by higher noninterest expense. In addition, the benefit of the NI Bancshares Corporation ("NI Bancshares") acquisition completed late in the first quarter of 2016 and lower provision for loan losses also contributed to the increase in net income and earnings per share compared to the first nine months of 2016. A discussion of net interest income, noninterest income, and noninterest expense is presented in the following section titled "Earnings Performance."
Total loans of $10.4 billion grew by $2.1 billion, or 25.9%, from December 31, 2016. The growth was driven primarily by the Standard acquisition.

Non-performing assets to loans plus OREO was 0.86% at September 30, 2017, down from 1.12% at December 31, 2016, and 0.96% at September 30, 2016. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2017 and 2016, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2017 and 2016.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$237,727	$793	1.32	$282,101	$472	0.67	$(60)	$381	$321
Securities (1)	1,961,382	11,586	2.36	1,896,195	10,752	2.27	372	462	834
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	67,605	312	1.85	51,451	261	2.03	72	(21)	51
Loans (1)(2)	10,277,420	119,267	4.60	8,067,900	88,500	4.36	25,396	5,371	30,767
Total interest-earning assets (1)(2)	12,544,134	131,958	4.18	10,297,647	99,985	3.87	25,780	6,193	31,973
Cash and due from banks	194,149			150,467
Allowance for loan losses	(99,249)			(84,088)
Other assets	1,516,732			958,299
Total assets	$14,155,766			$11,322,325
Liabilities and Stockholders' Equity
Savings deposits	$2,040,609	391	0.08	$1,655,604	298	0.07	73	20	93
NOW accounts	2,039,593	809	0.16	1,754,330	338	0.08	63	408	471
Money market deposits	1,928,962	700	0.14	1,680,886	450	0.11	73	177	250
Time deposits	1,559,966	2,469	0.63	1,248,425	1,434	0.46	412	623	1,035
Borrowed funds	648,275	2,544	1.56	605,177	1,782	1.17	134	628	762
Senior and subordinated debt	194,961	3,110	6.33	166,101	2,632	6.30	460	18	478
Total interest-bearing liabilities	8,412,366	10,023	0.47	7,110,523	6,934	0.39	1,215	1,874	3,089
Demand deposits	3,574,012			2,806,851
Total funding sources	11,986,378			9,917,374
Other liabilities	313,741			143,249
Stockholders' equity - common	1,855,647			1,261,702
Total liabilities and stockholders' equity	$14,155,766			$11,322,325
Tax-equivalent net interest income/margin (1)		121,935	3.86		93,051	3.60	$24,565	$4,319	$28,884
Tax-equivalent adjustment		(2,042)			(2,079)
Net interest income (GAAP)		$119,893			$90,972
Impact of acquired loan accretion (1)		$7,581	0.24		$4,555	0.18
Tax-equivalent net interest income/ margin, excluding the impact of acquired loan accretion (1)		$114,354	3.62		$88,496	3.42

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, excluding the impact of acquired loan accretion, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $65.2 million as of September 30, 2017 and $44.3 million as of September 30, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$238,696	$1,921	1.08	$274,923	$1,240	0.60	$(137)	$818	$681
Securities (1)	1,988,408	34,602	2.32	1,705,180	31,386	2.45	4,798	(1,582)	3,216
FHLB and FRB stock	59,681	1,121	2.50	44,620	620	1.85	245	256	501
Loans (1)(2)	10,088,658	348,625	4.62	7,767,015	255,337	4.39	79,657	13,631	93,288
Total interest-earning assets (1)(2)	12,375,443	386,269	4.17	9,791,738	288,583	3.94	84,563	13,123	97,686
Cash and due from banks	186,726			146,158
Allowance for loan losses	(93,526)			(80,116)
Other assets	1,463,036			926,752
Total assets	$13,931,679			$10,784,532
Liabilities and Stockholders' Equity
Savings deposits	$2,047,568	1,185	0.08	$1,628,879	873	0.07	238	74	312
NOW accounts	1,989,303	1,950	0.13	1,606,765	783	0.07	222	945	1,167
Money market deposits	1,920,919	1,967	0.14	1,645,237	1,369	0.11	252	346	598
Time deposits	1,538,299	6,205	0.54	1,236,571	4,362	0.47	1,160	683	1,843
Borrowed funds	644,823	6,837	1.42	457,133	4,597	1.34	1,978	262	2,240
Senior and subordinated debt	194,820	9,314	6.39	176,691	8,353	6.32	866	95	961
Total interest-bearing liabilities	8,335,732	27,458	0.44	6,751,276	20,337	0.40	4,716	2,405	7,121
Demand deposits	3,490,045			2,681,021
Total funding sources	11,825,777			9,432,297
Other liabilities	288,991			126,839
Stockholders' equity - common	1,816,911			1,225,396
Total liabilities and stockholders' equity	$13,931,679			$10,784,532
Tax-equivalent net interest income/margin (1)		358,811	3.88		268,246	3.66	$79,847	$10,718	$90,565
Tax-equivalent adjustment		(6,138)			(6,579)
Net interest income (GAAP)		$352,673			$261,667
Impact of acquired loan accretion (1)		$27,683	0.30		$11,905	0.16
Tax-equivalent net interest income/ margin, excluding the impact of acquired loan accretion (1)		$331,128	3.58		$256,341	3.50

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, excluding the impact of acquired loan accretion, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $65.2 million as of September 30, 2017 and $44.3 million as of September 30, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 31.8% and 34.8% compared to the third quarter and first nine months of 2016, respectively. Compared to both prior periods, the increase in net interest income was driven primarily by the acquisition of interest-earning assets and acquired loan accretion from the Standard transaction early in the first quarter of 2017. Higher interest rates and loan growth also contributed to the increase in net interest income compared to both prior periods.

Acquired loan accretion contributed $7.6 million and $27.7 million to net interest income for the third quarter and first nine months of 2017, respectively, higher than $4.6 million and $11.9 million for the same periods in 2016.
Tax-equivalent net interest margin for the third quarter and first nine months of 2017 was 3.86% and 3.88%, increasing by 26 and 22 basis points from the same periods in 2016. The rise in tax-equivalent net interest margin was impacted by a 6 and 14 basis point increase in acquired loan accretion compared to the third quarter and first nine months of 2016, respectively, combined with the positive impact of higher interest rates. In addition, compared to the first nine months of 2016, the impact of adding a greater mix of higher-yielding fixed-rate loans acquired from Standard contributed to the increase, which was more than offset by growth in the securities portfolio and the continued shift of loan originations and mix to lower-yielding floating rate loans.
Total average interest-earning assets rose by $2.2 billion and $2.6 billion from the third quarter and first nine months of 2016, respectively. Compared to both prior periods, the increase resulted from interest-earning assets acquired in the Standard transaction, loan growth, and security purchases. In addition, interest-earning assets acquired in the NI Bancshares transaction contributed to the increase compared to the first nine months of 2016.
Compared to the third quarter and first nine months of 2016, total average funding sources increased by $2.1 billion and $2.4 billion, respectively. The increase compared to both prior periods resulted primarily from deposits acquired in the Standard transaction and the addition of FHLB advances. Deposits acquired in the NI Bancshares transaction also contributed to the increase compared to the first nine months of 2016.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Service charges on deposit accounts	$12,561	$10,708	17.3	$36,079	$30,350	18.9
Wealth management fees	10,169	8,495	19.7	30,354	24,696	22.9
Card-based fees (1)	5,992	7,332	(18.3)	22,940	21,642	6.0
Merchant servicing fees (2)	2,237	3,319	(32.6)	8,569	9,517	(10.0)
Capital market products income	2,592	2,916	(11.1)	6,185	8,197	(24.5)
Mortgage banking income	2,246	3,394	(33.8)	5,779	6,625	(12.8)
Other service charges, commissions, and fees	2,508	2,302	8.9	7,474	6,967	7.3
Total fee-based revenues	38,305	38,466	(0.4)	117,380	107,994	8.7
Net gain on sale-leaseback transaction	—	5,509	(100.0)	—	5,509	(100.0)
Net securities gains (3)	3,197	187	1,609.6	3,481	1,097	217.3
Other income (4)	1,846	1,691	9.2	7,383	5,001	47.6
Total noninterest income	$43,348	$45,853	(5.5)	$128,244	$119,601	7.2

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
Total fee-based revenues was consistent with the third quarter of 2016 and increased by 8.7% compared to the first nine months of 2016. Compared to both prior periods, fee-based revenues were positively impacted by services provided to customers acquired in the Standard and Premier transactions completed in the first quarter of 2017 and organic growth in wealth management and treasury management services. In addition, the full impact of customers acquired in the NI Bancshares transaction late in the first quarter of 2016 contributed to the increase in fee-based revenues compared to the first nine months of 2016.

Card-based fees were negatively impacted by the reduction in interchange revenue as the Durbin Amendment of the Dodd-Frank Act ("Durbin") became effective in the third quarter of 2017. The decline in merchant servicing fees reflected lower customer volumes, virtually offset by the decline in merchant card expense included in noninterest expense for each period presented. The decline in capital market products income compared to both prior periods was consistent with loan production during the same periods.
Mortgage banking income resulted primarily from sales of $72.1 million and $186.2 million of 1-4 family mortgage loans in the secondary market during the third quarter and first nine months of 2017, respectively, down from sales of $107.3 million and $198.0 million for the same periods in 2016. In addition, mortgage banking income for the third quarter and first nine months of 2017 was impacted by a decrease in the fair value of mortgage servicing rights, which fluctuates from quarter to quarter.
During the third quarter of 2016, the Company completed a sale-leaseback transaction of 55 branches that resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized and the remaining $82.5 million was deferred.
Net securities gains of $3.2 million were recognized during the third quarter of 2017 as a result of the opportunistic repositioning of the securities portfolio in light of current market conditions.
Other income was elevated in the first nine months of 2017 due to net gains from the disposition of vacant branch properties and other miscellaneous items.
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Salaries and employee benefits:
Salaries and wages	$45,219	$37,872	19.4	$134,303	$112,084	19.8
Retirement and other employee benefits	10,419	8,500	22.6	31,682	25,149	26.0
Total salaries and employee benefits	55,638	46,372	20.0	165,985	137,233	21.0
Net occupancy and equipment expense	12,115	10,755	12.6	36,925	30,380	21.5
Professional services	8,498	6,772	25.5	26,073	17,984	45.0
Technology and related costs	4,505	3,881	16.1	13,423	11,251	19.3
Merchant card expense (1)	1,737	2,857	(39.2)	6,954	8,179	(15.0)
Advertising and promotions	1,852	1,941	(4.6)	4,611	5,457	(15.5)
Cardholder expenses	1,962	1,515	29.5	5,408	4,386	23.3
Net OREO expense	657	313	109.9	3,988	2,099	90.0
Other expenses	9,842	7,310	34.6	30,093	23,052	30.5
Acquisition and integration related expenses	384	1,172	(67.2)	20,123	6,810	195.5
Total noninterest expense	$97,190	$82,888	17.3	$313,583	$246,831	27.0

(1)	The related merchant servicing fees are included in noninterest income for each period presented.
Total noninterest expense increased by 17.3% and 27.0% compared to the third quarter and first nine months of 2016, respectively, and was impacted by acquisition and integration related expenses associated with completed and pending acquisitions.
Compared to both prior periods, the increase in total noninterest expense resulted largely from operating costs associated with the Standard transaction, which impacted most categories. The full quarter impact of the NI Bancshares transaction also contributed to the increase compared to the first nine months of 2016.

Excluding operating costs associated with completed acquisitions, the rise in salaries and employee benefits compared to both prior periods was also impacted by merit increases and investments in additional talent to support growth. Higher loan remediation expenses and certain costs associated with organizational growth contributed to the increase in professional services compared to both prior periods presented. The decrease in advertising and promotions expense compared to the first nine months of 2016 resulted from the timing of certain advertising costs. Net OREO expense increased from both prior periods due primarily to higher valuation adjustments. In addition, other expenses increased compared to both prior periods due to a reduction in the reserve for unfunded commitments during the third quarter of 2016.
Acquisition and integration related expenses for the third quarter and first nine months of 2017 resulted from the acquisitions of Standard and Premier during the first quarter of 2017. For the third quarter and first nine months of 2016, acquisition and integration related expenses resulted from the acquisition of NI Bancshares during the first quarter of 2016. These expenses fluctuate based on the size and timing of each transaction.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2017 and 2016 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income tax expense	$55,942	$43,939	$144,068	$108,761
Income tax expense:
Federal income tax expense	$16,355	$12,665	$41,408	$30,498
State income tax expense	1,352	2,872	6,620	6,632
Total income tax expense	$17,707	$15,537	$48,028	$37,130
Effective income tax rate	31.7%	35.4%	33.3%	34.1%
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
Compared to both prior periods, total income tax expense and the effective tax rate were impacted by the net benefit of an increase in Illinois tax rates in the third quarter quarter of 2017, which included a $2.8 million deferred tax asset benefit, partly offset by an increase in state income tax expense. Excluding these items, the effective tax rate for the quarter and nine months ended September 30, 2017 would have been consistent with prior periods.
There have been recent legislative proposals to reduce the statutory federal income tax rate. While there can be no assurance that a reduction will ultimately occur, any such reduction in the statutory federal income tax rate would impact the carrying value of our net deferred tax assets with a corresponding charge to income tax expense.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$42,567	$(63)	$42,504	2.5	$48,581	$(40)	$48,541	2.5
U.S. agency securities	154,666	(59)	154,607	8.9	183,528	109	183,637	9.6
Collateralized mortgage obligations ("CMOs")	949,762	(12,540)	937,222	54.1	1,064,130	(16,684)	1,047,446	54.6
Other mortgage-backed securities ("MBSs")	358,746	(3,273)	355,473	20.5	337,139	(4,484)	332,655	17.3
Municipal securities	204,571	453	205,024	11.8	273,319	(2,473)	270,846	14.1
Trust-preferred collateralized debt obligations ("CDOs")	45,851	(15,025)	30,826	1.8	47,681	(14,421)	33,260	1.7
Equity securities	7,358	(30)	7,328	0.4	3,206	(141)	3,065	0.2
Total securities available-for-sale	$1,763,521	$(30,537)	$1,732,984	100.0	$1,957,584	$(38,134)	$1,919,450	100.0
Securities Held-to-Maturity
Municipal securities	$14,638	$(1,717)	$12,921		$22,291	$(4,079)	$18,212
Portfolio Composition
As of September 30, 2017, our securities available-for-sale portfolio totaled $1.7 billion, decreasing $186.5 million, or 9.7%, from December 31, 2016. The decrease from December 31, 2016 was driven primarily by securities sales of $193.1 million late in the third quarter of 2017 as a result of the opportunistic repositioning of the securities portfolio in light of current market conditions. The reinvestment of sales proceeds in securities with similar yield and duration was completed in the fourth quarter of 2017. For additional detail regarding sales of securities see the "Realized Gains and Losses" section below.
Approximately 98% of our securities available-for-sale portfolio is comprised of U.S. treasury securities, U.S. agency securities, CMOs, MBSs, and municipal securities. The remainder consists of eight CDOs with a fair value of $30.8 million and miscellaneous other equity securities with a fair value of $7.3 million.
Investments in municipal securities comprised $205.0 million, or 11.8%, of the total securities available-for-sale portfolio at September 30, 2017. The majority consists of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of September 30, 2017			As of December 31, 2016
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	0.80%	0.82	1.08%	1.39%	1.42	0.99%
U.S. agency securities	1.83%	3.02	1.68%	2.65%	3.89	1.55%
CMOs	3.37%	4.25	2.09%	3.76%	4.49	1.88%
MBSs	3.78%	5.22	2.20%	4.15%	5.62	2.07%
Municipal securities	4.20%	4.32	3.23%	4.17%	2.51	3.85%
CDOs	N/M	N/M	N/M	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.35%	4.27	2.19%	3.72%	4.27	2.14%
Securities Held-to-Maturity
Municipal securities	5.18%	6.96	4.52%	6.47%	9.08	3.98%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.27 years and 3.35%, respectively, as of September 30, 2017, consistent with 4.27 years and down from 3.72% as of December 31, 2016. The decrease resulted primarily from maturities and sales of investment securities that were reinvested into lower-duration CMOs and MBSs.
Realized Gains and Losses
There were $3.2 million and $3.5 million of net securities gains recognized for the third quarter and first nine months of 2017, on securities with carrying values of $193.1 million and $223.8 million, respectively. Third quarter of 2017 gains were the result of the opportunistic repositioning of the securities portfolio in light of current market conditions, including gains on the sale of three CDOs with carrying values totaling $1.9 million. In addition, $214.1 million of securities were acquired in the Standard transaction during the first quarter of 2017, of which $210.2 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition. No impairment charges were recognized during the third quarter or first nine months of 2017.
Net securities gains for the third quarter and first nine months of 2016 were $187,000 and $1.1 million, respectively, on securities with carrying values of $2.6 million and $41.7 million for the same periods. No impairment charges were recognized during the third quarter or first nine months of 2016.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. As of September 30, 2017, net unrealized losses totaled $30.5 million compared to net unrealized losses of $38.1 million as of December 31, 2016.

Net unrealized losses in the CMO portfolio totaled $12.5 million as of September 30, 2017 compared to $16.7 million as of December 31, 2016. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of September 30, 2017 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The net unrealized losses on these securities were $15.0 million as of September 30, 2017 and $14.4 million as of December 31, 2016. We do not believe the unrealized losses on the CDOs as of September 30, 2017 represent OTTI related to credit deterioration. In addition, we do not intend to sell the CDOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Our estimation of fair values for the CDOs is described in Note 16 of "Notes to the Condensed Consolidated Financial Statements," in Part I, Item 1 of this Form 10-Q.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 81.9% of total loans at September 30, 2017. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2017	% of Total Loans	As of December 31, 2016	% of Total Loans	% Change
Commercial and industrial	$3,462,612	33.3	$2,827,658	34.3	22.5
Agricultural	437,721	4.2	389,496	4.7	12.4
Commercial real estate:
Office, retail, and industrial	1,960,367	18.9	1,581,967	19.2	23.9
Multi-family	711,101	6.8	614,052	7.4	15.8
Construction	545,666	5.3	451,540	5.4	20.8
Other commercial real estate	1,391,241	13.4	979,528	11.9	42.0
Total commercial real estate	4,608,375	44.4	3,627,087	43.9	27.1
Total corporate loans	8,508,708	81.9	6,844,241	82.9	24.3
Home equity	847,209	8.2	747,983	9.1	13.3
1-4 family mortgages	711,607	6.8	423,922	5.1	67.9
Installment	322,768	3.1	237,999	2.9	35.6
Total consumer loans	1,881,584	18.1	1,409,904	17.1	33.5
Total loans	$10,390,292	100.0	$8,254,145	100.0	25.9
Total loans of $10.4 billion grew by 25.9% from December 31, 2016. Excluding loans acquired in the Standard transaction, total loans grew by 7.3% from December 31, 2016. Growth in commercial and industrial loans, primarily within our sector-based lending businesses, and multi-family loans contributed to the increase in total loans. Total loans were also impacted by the addition of 1-4 family mortgages, installment loans, and shorter-duration, floating rate home equity loans.

Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 37.5% of total loans, and totaled $3.9 billion at September 30, 2017, an increase of $683.2 million, or 21.2%, from December 31, 2016. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that range from supporting seasonal working capital needs to term financing of equipment. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of September 30, 2017 and December 31, 2016.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2017	% of Total	As of December 31, 2016	% of Total
Office, retail, and industrial:
Office	$841,117	18.3	$599,572	16.5
Retail	447,392	9.7	412,614	11.4
Industrial	671,858	14.6	569,781	15.7
Total office, retail, and industrial	1,960,367	42.6	1,581,967	43.6
Multi-family	711,101	15.4	614,052	16.9
Construction	545,666	11.8	451,540	12.4
Other commercial real estate:
Multi-use properties	331,620	7.2	236,430	6.5
Rental properties	202,375	4.4	159,134	4.4
Warehouses and storage	161,307	3.5	136,853	3.8
Restaurants	115,761	2.5	63,067	1.7
Service stations and truck stops	108,258	2.4	51,403	1.5
Hotels	96,773	2.1	41,780	1.2
Recreational	89,062	1.9	58,390	1.6
Automobile dealers	42,245	0.9	53,671	1.4
Religious	34,491	0.8	38,319	1.1
Other	209,349	4.5	140,481	3.9
Total other commercial real estate	1,391,241	30.2	979,528	27.1
Total commercial real estate	$4,608,375	100.0	$3,627,087	100.0
Commercial real estate loans represent 44.4% of total loans, and totaled $4.6 billion at September 30, 2017, increasing by $981.3 million, or 27.1%, from December 31, 2016.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 43% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of September 30, 2017. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 215% and construction loans to total capital was 30% as of September 30, 2017. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 18.1% of total loans, and totaled $1.9 billion at September 30, 2017, an increase of $471.7 million, or 33.5%, from December 31, 2016. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI (1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual (2)	Total Loans
As of September 30, 2017
Commercial and industrial	$14,998	$3,392,367	$12,577	$1,166	$41,504	$3,462,612
Agricultural	10,065	426,616	325	335	380	437,721
Commercial real estate:
Office, retail, and industrial	16,824	1,927,612	3,710	—	12,221	1,960,367
Multi-family	14,216	693,590	3,013	129	153	711,101
Construction	13,648	531,469	29	374	146	545,666
Other commercial real estate	65,222	1,322,110	1,321	349	2,239	1,391,241
Total commercial real estate	109,910	4,474,781	8,073	852	14,759	4,608,375
Total corporate loans	134,973	8,293,764	20,975	2,353	56,643	8,508,708
Home equity	2,498	836,059	3,079	44	5,529	847,209
1-4 family mortgages	18,423	687,482	2,698	—	3,004	711,607
Installment	1,143	319,067	2,116	442	—	322,768
Total consumer loans	22,064	1,842,608	7,893	486	8,533	1,881,584
Total loans	$157,037	$10,136,372	$28,868	$2,839	$65,176	$10,390,292
As of December 31, 2016
Commercial and industrial	$2,167	$2,788,891	$6,288	$374	$29,938	$2,827,658
Agricultural	512	388,067	—	736	181	389,496
Commercial real estate:
Office, retail, and industrial	12,398	1,546,078	5,085	1,129	17,277	1,581,967
Multi-family	12,225	600,054	858	604	311	614,052
Construction	4,442	446,480	332	—	286	451,540
Other commercial real estate	12,219	961,709	1,182	1,526	2,892	979,528
Total commercial real estate	41,284	3,554,321	7,457	3,259	20,766	3,627,087
Total corporate loans	43,963	6,731,279	13,745	4,369	50,885	6,844,241
Home equity	615	738,213	3,581	109	5,465	747,983
1-4 family mortgages	14,949	403,521	2,241	272	2,939	423,922
Installment	1,459	234,805	1,476	259	—	237,999
Total consumer loans	17,023	1,376,539	7,298	640	8,404	1,409,904
Total loans	$60,986	$8,107,818	$21,043	$5,009	$59,289	$8,254,145

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $239,000 and $681,000 as of September 30, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Non-accrual loans	$65,176	$79,196	$54,294	$59,289	$44,289
90 days or more past due loans, still accruing interest (1)	2,839	2,059	2,633	5,009	4,318
Total non-performing loans	68,015	81,255	56,927	64,298	48,607
Accruing TDRs	1,813	2,029	2,112	2,291	2,368
OREO	19,873	26,493	29,140	26,083	28,049
Total non-performing assets	$89,701	$109,777	$88,179	$92,672	$79,024
30-89 days past due loans (1)	$28,868	$19,081	$23,641	$21,043	$26,140
Non-accrual loans to total loans	0.63%	0.77%	0.54%	0.72%	0.54%
Non-performing loans to total loans	0.65%	0.79%	0.57%	0.78%	0.59%
Non-performing assets to total loans plus OREO	0.86%	1.07%	0.87%	1.12%	0.96%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 0.86% of total loans and OREO at September 30, 2017, down from 1.12% at December 31, 2016 and 0.96% at September 30, 2016. Included in non-performing assets as of September 30, 2017 was $5.9 million of OREO acquired in the Standard transaction.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2017		December 31, 2016		September 30, 2016
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	14	$23,049	3	$431	3	$436
Commercial real estate:
Office, retail, and industrial	4	4,512	3	4,888	1	157
Multi-family	3	730	3	754	3	760
Other commercial real estate	1	194	3	316	3	324
Total commercial real estate	8	5,436	9	5,958	7	1,241
Total corporate loans	22	28,485	12	6,389	10	1,677
Home equity	15	843	16	997	16	1,060
1-4 family mortgages	11	1,147	11	1,202	11	1,221
Total consumer loans	26	1,990	27	2,199	27	2,281
Total TDRs	48	$30,475	39	$8,588	37	$3,958
Accruing TDRs	14	$1,813	18	$2,291	19	$2,368
Non-accrual TDRs	34	28,662	21	6,297	18	1,590
Total TDRs	48	$30,475	39	$8,588	37	$3,958
Year-to-date charge-offs on TDRs		$2,246		$1,492		$409
Specific reserves related to TDRs		1,264		—		—
As of September 30, 2017, TDRs totaled $30.5 million, increasing by $21.9 million from December 31, 2016. The increase was driven primarily by the extension of two non-accrual credits during the third quarter of 2017.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of September 30, 2017			As of December 31, 2016
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$72,491	$62,261	$134,752	$92,340	$66,266	$158,606
Agricultural	13,310	6,419	19,729	17,039	5,894	22,933
Commercial real estate:
Office, retail, and industrial	25,919	45,062	70,981	33,852	39,513	73,365
Multi-family	5,038	1,856	6,894	3,972	2,029	6,001
Construction	9,113	11,310	20,423	111	12,197	12,308
Other commercial real estate	32,693	21,924	54,617	11,808	13,544	25,352
Total commercial real estate	72,763	80,152	152,915	49,743	67,283	117,026
Total corporate performing potential problem loans (4)	$158,564	$148,832	$307,396	$159,122	$139,443	$298,565
Corporate performing potential problem loans to corporate loans	1.86%	1.75%	3.61%	2.33%	2.04%	4.36%
Corporate PCI performing potential problem loans included in the totals above	$19,782	$37,446	$57,228	$1,868	$13,598	$15,466

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $664,000 as of September 30, 2017 and $834,000 as of December 31, 2016.

(4)	Includes corporate PCI performing potential problem loans.

Corporate performing potential problem loans were 3.6% of corporate loans at September 30, 2017, lower than 4.4% at December 31, 2016. The Standard acquisition added corporate performing potential problem loans that were designated as PCI.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $19.9 million at September 30, 2017, down from $26.1 million at December 31, 2016 and $28.0 million at September 30, 2016. As of September 30, 2017, total OREO includes $5.9 million that was acquired in the Standard transaction.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Single-family homes	$1,000	$2,595	$2,828
Land parcels:
Raw land	849	1,464	1,464
Commercial lots	7,504	8,176	8,982
Single-family lots	2,150	947	1,110
Total land parcels	10,503	10,587	11,556
Multi-family units	48	48	48
Commercial properties	8,322	12,853	13,617
Total OREO	$19,873	$26,083	$28,049
OREO Activity
A rollforward of OREO balances for the quarters and nine months ended September 30, 2017 and 2016 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$26,493	$29,990	$26,083	$27,782
Transfers from loans	1,788	219	3,770	3,894
Acquisitions	—	—	8,424	2,863
Proceeds from sales	(8,984)	(2,217)	(17,460)	(6,069)
Gains (losses) on sales of OREO	735	(21)	794	(154)
OREO valuation adjustments	(159)	78	(1,738)	(267)
Ending balance	$19,873	$28,049	$19,873	$28,049
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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2017.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of September 30, 2017 and December 31, 2016.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Nine months ended September 30, 2017
Beginning balance	$84,217	$2,866	$87,083
Net charge-offs	(14,108)	(427)	(14,535)
Provision for loan losses and other expense	22,942	324	23,266
Ending balance	$93,051	$2,763	$95,814
As of September 30, 2017
Total loans	$8,574,324	$1,815,968	$10,390,292
Remaining acquisition adjustment (2)	N/A	78,284	78,284
Allowance for credit losses to total loans (3)	1.09%	0.15%	0.92%
Remaining acquisition adjustment to acquired loans	N/A	4.31%	N/A
As of December 31, 2016
Total loans	$7,620,100	$634,045	$8,254,145
Remaining acquisition adjustment (2)	N/A	22,574	22,574
Allowance for credit losses to total loans (3)	1.11%	0.45%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.56%	N/A

N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $45.8 million and $32.5 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of September 30, 2017, and $10.8 million and $11.8 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2016.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.09% as of September 30, 2017. The acquisition adjustment increased by $55.7 million during the first nine months of 2017, driven primarily by the Standard transaction. This was partially offset by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.31%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $304.0 million and $117.6 million as of September 30, 2017 and December 31, 2016, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.8 million on acquired loans.

Table 18
Allowance for Credit Losses
and Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Change in allowance for credit losses
Beginning balance	$93,371	$89,163	$87,083	$86,308	$81,505
Loan charge-offs:
Commercial, industrial, and agricultural	8,935	2,957	4,074	4,298	1,760
Office, retail, and industrial	14	—	127	349	2,193
Multi-family	—	—	—	19	—
Construction	(6)	39	5	—	—
Other commercial real estate	6	307	408	99	509
Consumer	1,617	1,556	1,664	1,256	1,488
Total loan charge-offs	10,566	4,859	6,278	6,021	5,950
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	698	400	1,666	758	615
Office, retail, and industrial	1,825	8	975	184	42
Multi-family	2	6	28	2	69
Construction	19	12	227	12	9
Other commercial real estate	25	79	101	210	94
Consumer	331	323	443	323	326
Total recoveries of loan charge-offs	2,900	828	3,440	1,489	1,155
Net loan charge-offs	7,666	4,031	2,838	4,532	4,795
Provision for loan losses	10,109	8,239	4,918	5,307	9,998
Decrease in reserve for unfunded commitments (1)	—	—	—	—	(400)
Total provision for loan losses and other expense	10,109	8,239	4,918	5,307	9,598
Ending balance	$95,814	$93,371	$89,163	$87,083	$86,308

(1)	Included in other noninterest income in the Condensed Consolidated Statements of Income.

	Quarters Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Allowance for credit losses
Allowance for loan losses	$94,814	$92,371	$88,163	$86,083	$85,308
Reserve for unfunded commitments	1,000	1,000	1,000	1,000	1,000
Total allowance for credit losses	$95,814	$93,371	$89,163	$87,083	$86,308
Allowance for credit losses to loans (1)	0.92%	0.91%	0.89%	1.06%	1.06%
Allowance for credit losses to loans, excluding acquired loans (2)	1.09%	1.10%	1.11%	1.11%	1.13%
Allowance for credit losses to non-accrual loans	147.01%	117.90%	164.22%	146.88%	194.87%
Allowance for credit losses to non-performing loans	140.87%	114.91%	156.63%	135.44%	177.56%
Average loans	$10,273,630	$10,059,968	$9,916,281	$8,171,953	$8,062,035
Net loan charge-offs to average loans, annualized	0.30%	0.16%	0.12%	0.22%	0.24%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $95.8 million as of September 30, 2017, an increase of $8.7 million from December 31, 2016, and represents 0.92% of total loans compared to 1.06% at December 31, 2016.
The provision for loan losses was $10.1 million for the quarter ended September 30, 2017, up from $5.3 million for the quarter ended December 31, 2016 and consistent with $10.0 million for the quarter ended September 30, 2016. The increase compared to the quarter ended December 31, 2016 resulted primarily from loan growth and a higher level of net charge-offs.
Total net loan charge-offs to average loans for the third quarter of 2017 was 30 basis points, or $7.7 million, increasing from 22 and 24 basis points for the fourth and third quarters of 2016, respectively. Included within the third quarter of 2017 were charge-offs related to two corporate credits identified in the second quarter of 2017, partially offset by a large recovery on a single commercial real estate loan.

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2017 % Change From
	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Demand deposits	$3,574,012	$2,803,016	$2,806,851	27.5	27.3
Savings deposits	2,040,609	1,633,010	1,655,604	25.0	23.3
NOW accounts	2,039,593	1,715,228	1,754,330	18.9	16.3
Money market accounts	1,928,962	1,623,392	1,680,886	18.8	14.8
Core deposits	9,583,176	7,774,646	7,897,671	23.3	21.3
Time deposits	1,551,767	1,196,243	1,230,286	29.7	26.1
Brokered deposits	8,199	16,805	18,139	(51.2)	(54.8)
Total time deposits	1,559,966	1,213,048	1,248,425	28.6	25.0
Total deposits	11,143,142	8,987,694	9,146,096	24.0	21.8
Securities sold under agreements to repurchase	113,982	122,866	111,699	(7.2)	2.0
FHLB advances	534,293	495,109	493,478	7.9	8.3
Total borrowed funds	648,275	617,975	605,177	4.9	7.1
Senior and subordinated debt	194,961	259,531	166,101	(24.9)	17.4
Total funding sources	$11,986,378	$9,865,200	$9,917,374	21.5	20.9
Average interest rate paid on borrowed funds	1.56%	1.10%	1.17%
Weighted-average maturity of FHLB advances	1.0 months	0.9 months	0.9 months
Weighted-average interest rate of FHLB advances	1.22%	0.60%	0.44%
Total average funding sources for the third quarter of 2017 increased by $2.1 billion, or 21.5%, compared to the fourth quarter of 2016 and $2.1 billion, or 20.9%, compared to the third quarter of 2016. The rise in average core deposits compared to both prior periods resulted primarily from $1.7 billion in core deposits assumed in the Standard transaction, as well as organic growth.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of September 30, 2017		As of September 30, 2016
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$110,536	0.07	$114,539	0.06
FHLB advances	590,000	1.22	525,000	0.44
Total borrowed funds	$700,536	1.04	$639,539	0.37
Average for the year-to-date period:
Securities sold under agreements to repurchase	$121,003	0.06	$124,244	0.09
FHLB advances	523,820	1.73	332,460	1.81
Other borrowings	—	—	429	3.74
Total borrowed funds	$644,823	1.42	$457,133	1.34
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$140,764		$174,266
FHLB advances	940,000		625,000
Other borrowings	—		2,400
Average borrowed funds totaled $644.8 million for the first nine months of 2017, increasing by $187.7 million compared to the same period in 2016. This increase was due primarily to higher levels of FHLB advances during the first nine months of 2017. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $415.0 million and $325.0 million in FHLB advances as of September 30, 2017 and 2016, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 2.17% and 2.19% as of September 30, 2017 and 2016, respectively. For a detailed discussion of interest rate swaps, see Note 14 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2017, the Company entered into a first amendment to this credit facility, which extends the maturity to September 26, 2018. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of September 30, 2017, no amount was outstanding under the facility.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of September 30, 2017 and December 31, 2016.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2017
	As of		Regulatory Minimum For Well- Capitalized
	September 30, 2017	December 31, 2016		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.75%	10.73%	10.00%	7%	$90,173
Tier 1 capital to risk-weighted assets	9.95%	9.83%	8.00%	24%	$235,032
Common equity Tier 1 to risk-weighted assets	9.95%	9.83%	6.50%	53%	$415,536
Tier 1 capital to average assets	9.05%	8.76%	5.00%	81%	$535,973
Company regulatory capital ratios
Total capital to risk-weighted assets	11.79%	12.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.83%	9.90%	N/A	N/A	N/A
Common equity Tier 1 to risk-weighted assets	9.42%	9.39%	N/A	N/A	N/A
Tier 1 capital to average assets	9.04%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.25%	8.05%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.53%	8.42%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.02%	8.88%	N/A	N/A	N/A

N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

The Company's total capital and Tier 1 capital to risk-weighted assets ratios decreased compared to December 31, 2016 due to the Standard and Premier acquisitions, which were partly offset by an increase in retained earnings over the first nine months of 2017.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.10 per common share during the third quarter of 2017, which follows a dividend increase from $0.09 to $0.10 per common share during the second quarter of 2017.

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
The Company presents EPS, the efficiency ratio, return on average assets, and return on average tangible common equity, all excluding certain significant transactions. Certain significant transactions include acquisition and integration related expenses (all periods presented) and a net gain related to a sale-leaseback transaction (third quarter of 2016). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, and return on average tangible common equity are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings Per Share
Net income	$38,235	$28,402	$96,040	$71,631
Net income applicable to non-vested restricted shares	(340)	(324)	(910)	(826)
Net income applicable to common shares	37,895	28,078	95,130	70,805
Acquisition and integration related expenses	384	1,172	20,123	6,810
Tax effect of acquisition and integration related expenses	(154)	(469)	(8,049)	(2,724)
Net gain on sale-leaseback transaction	—	(5,509)	—	(5,509)
Tax effect of gain on sale-leaseback transaction	—	2,204	—	2,204
Net income applicable to common shares, excluding certain significant transactions (1)	$38,125	$25,476	$107,204	$71,586
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,752	80,396	101,307	79,589
Dilutive effect of common stock equivalents	20	13	20	13
Weighted-average diluted common shares outstanding	101,772	80,409	101,327	79,602
Basic EPS	$0.37	$0.35	$0.94	$0.89
Diluted EPS	$0.37	$0.35	$0.94	$0.89
Diluted EPS, excluding certain significant transactions (1)	$0.37	$0.32	$1.06	$0.90
Efficiency Ratio Calculation
Noninterest expense	$97,190	$82,888	$313,583	$246,831
Less:
Net OREO expense	(657)	(313)	(3,988)	(2,099)
Acquisition and integration related expenses	(384)	(1,172)	(20,123)	(6,810)
Total	$96,149	$81,403	$289,472	$237,922
Tax-equivalent net interest income (2)	$121,935	$93,051	$358,811	$268,246
Fee-based revenues	38,305	38,466	117,380	107,994
Add:
Other income, excluding BOLI income	422	762	3,288	2,325
BOLI income	1,424	929	4,095	2,676
Tax-equivalent adjustment of BOLI income	949	619	2,730	1,784
Total	$163,035	$133,827	$486,304	$383,025
Efficiency ratio	58.97%	60.83%	59.52%	62.12%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$37,895	$28,078	$95,130	$70,805
Intangibles amortization	1,931	1,245	6,059	3,475
Tax effect of intangibles amortization	(772)	(498)	(2,424)	(1,390)
Net income applicable to common shares, excluding intangibles amortization	39,054	28,825	98,765	72,890
Acquisition and integration related expenses	384	1,172	20,123	6,810
Tax effect of acquisition and integration related expenses	(154)	(469)	(8,049)	(2,724)
Net gain on sale-leaseback transaction	—	(5,509)	—	(5,509)
Tax effect of gain on sale-leaseback transaction	—	2,204	—	2,204
Net income applicable to common shares, excluding intangibles amortization and certain significant transactions (1)	$39,284	$26,223	$110,839	$73,671
Average stockholders' common equity	$1,855,647	$1,261,702	1,816,911	$1,225,396
Less: average intangible assets	(751,366)	(369,281)	(751,828)	(361,697)
Average tangible common equity	$1,104,281	$892,421	$1,065,083	$863,699
Return on average common equity (3)	8.10%	8.85%	7.00%	7.72%
Return on average tangible common equity (3)	14.03%	12.85%	12.40%	11.27%
Return on average tangible common equity, excluding certain significant transactions (1) (3)	14.11%	11.69%	13.91%	11.39%
Return on Average Assets
Net income	$38,235	$28,402	$96,040	$71,631
Acquisition and integration related expenses	384	1,172	20,123	6,810
Tax effect of acquisition and integration related expenses	(154)	(469)	(8,049)	(2,724)
Net gain on sale-leaseback transaction	—	(5,509)	—	(5,509)
Tax effect of gain on sale-leaseback transaction	—	2,204	—	2,204
Net income, excluding certain significant transactions (1)	$38,465	$25,800	$108,114	$72,412
Average assets	$14,155,766	$11,322,325	$13,931,679	$10,784,532
Return on average assets (3)	1.07%	1.00%	0.92%	0.89%
Return on average assets, excluding certain significant transactions (1) (3)	1.08%	0.91%	1.04%	0.90%

	As of
	September 30, 2017	December 31, 2016
Tangible Common Equity
Stockholders' equity	$1,865,130	$1,257,080
Less: goodwill and other intangible assets	(750,436)	(366,876)
Tangible common equity	1,114,694	890,204
Less: accumulated other comprehensive income ("AOCI")	38,036	40,910
Tangible common equity, excluding AOCI	$1,152,730	$931,114
Total assets	$14,267,142	$11,422,555
Less: goodwill and other intangible assets	(750,436)	(366,876)
Tangible assets	$13,516,706	$11,055,679
Risk-weighted assets	$12,362,833	$10,019,434
Tangible common equity to tangible assets	8.25%	8.05%
Tangible common equity, excluding AOCI, to tangible assets	8.53%	8.42%
Tangible common equity to risk-weighted assets	9.02%	8.88%

(1)	Certain significant transactions include acquisition and integration related expenses associated with completed and pending acquisitions and a net gain on a sale-leaseback transaction.

(2)	Presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)	Annualized based on the actual number of days for each period presented.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of September 30, 2017 and December 31, 2016, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Bank's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 50% of the loan portfolio consisted of fixed rate loans and 50% were floating rate loans as of September 30, 2017, compared to 48% and 52%, respectively, as of December 31, 2016.
As of September 30, 2017, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 88% of the total compared to 12% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 95% of fixed rate securities and 5% of floating rate interest-bearing deposits in other banks as of December 31, 2016. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $96.0 million, or 2%, of the floating rate loan portfolio as of September 30, 2017, compared to $271.5 million, or 5%, of the floating rate loan portfolio as of December 31, 2016. On the liability side of the balance sheet, 86% of deposits as of both September 30, 2017 and December 31, 2016 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2017
Dollar change	$74,589	$47,045	$34,378	$(45,452)
Percent change	16.1%	10.2%	7.4%	(9.8)%
As of December 31, 2016
Dollar change	$44,092	$25,412	$12,763	$(26,013)
Percent change	12.3%	7.1%	3.6%	(7.2)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of September 30, 2017 would increase net interest income by $47.0 million, or 10.2%, over the next twelve months compared to no change in interest rates. This same measure was $25.4 million, or 7.1%, as of December 31, 2016.
Overall, positive interest rate risk volatility as of September 30, 2017 increased compared to December 31, 2016. This increase was driven primarily by a reduction in short-term FHLB advances, resulting from the sale of securities acquired in the Standard transaction. In addition, continued growth in floating rate loans funded with both core and time deposits contributed to the increase.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in the section entitled "Risk Factors" in its 2016 Form 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, our 2016 Form 10-K, and our other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the third quarter of 2017. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of September 30, 2017. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2017	750	$23.34	—	2,487,947
August 1 - August 31, 2017	105	20.78	—	2,487,947
September 1 - September 30, 2017	3,732	22.36	—	2,487,947
Total	4,587	$22.48	—

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

10.1
First Amendment to Loan Agreement, dated as of September 26, 2017, between First Midwest Bancorp, Inc. and U.S. Bank National Association, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2017.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 13 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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
Date: November 6, 2017
* Duly authorized to sign on behalf of the registrant.