Form 10-K
period 2017-12-31
FIRST MIDWEST BANCORP INC
filed 2018-02-28
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2017, determined using a per share closing price on that date of $23.31, as quoted on the NASDAQ Stock Market, was $2,331,611,351.
As of February 23, 2018, there were 103,007,554 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
First Midwest Bancorp, Inc.
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in the Chicago suburb of Itasca, Illinois. The Company is one of Illinois' largest independent publicly-traded bank holding companies, with assets of $14.1 billion as of December 31, 2017, and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("Common Stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI."
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a broad range of commercial, retail, treasury management, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. The Bank operates primarily throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa, through 135 banking locations.
The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations. As of December 31, 2017, the Company and its subsidiaries employed a total of 2,152 full-time equivalent employees.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2017, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, through its predecessors, has provided banking services for over 75 years and offers a variety of financial products and services that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2017, the Bank had total assets of $14.0 billion, total loans of $10.4 billion, and total deposits of $11.2 billion.
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

•	The Boulevard, Inc., an Indiana corporation acquired during 2017 that provides insurance brokerage services to individual and institutional customers.
Catalyst Asset Holdings, LLC
Catalyst Asset Holdings, LLC ("Catalyst"), an Illinois limited liability company, manages certain non-performing assets of the Company. Catalyst has one wholly-owned subsidiary, Restoration Asset Management, LLC, an Illinois limited liability company that manages Catalyst's OREO properties.
Premier Asset Management LLC
Premier Asset Management, LLC ("Premier"), an Illinois limited liability company, is a registered investment advisor under the Investment Advisors Act of 1940. Premier provides wealth management services to individual and institutional customers.

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
FMCT, GLST II, and GLST III qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $50.7 million in trust-preferred securities held by the three trusts as of December 31, 2017 are included in Tier 1 capital of the Company for regulatory capital purposes. For additional discussion of the regulatory capital treatment of trust-preferred securities, see the section of this Item 1 titled "Capital Requirements" below.
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
Deposit and Retail Services
The Bank offers a full range of deposit products and services, including checking, NOW, money market, and savings accounts and various types of short and long-term certificates of deposit. These products are tailored to our market areas at competitive rates. In addition to these products, the Bank offers debit and automated teller machine ("ATM") cards, credit cards, internet and mobile banking, telephone banking, and financial education services.
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
Wealth Management
The Bank's wealth management group and Premier provide investment management services to institutional and individual customers, including corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds. Services include fiduciary and executor services, financial planning solutions, investment advisory services, employee benefit plans, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers' goals and objectives.
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
During 2017, the Company completed the acquisitions of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company, and Premier, a registered investment advisor.
During 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore.
During 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples"), the holding company for The Peoples' Bank of Arlington Heights.
During 2014, the Company completed the acquisitions of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, the south suburban Chicago-based Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association, and National Machine Tool Financial Corporation ("National Machine Tool"), now known as FMEF.
Additional detail regarding certain recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Competition
The banking and financial services industry in the markets in which the Company operates (and particularly the Chicago metropolitan area) is highly competitive. Generally, the Company competes with other local, regional, national, and internet banks and savings and loan associations, personal loan and finance companies, credit unions, mutual funds, credit funds, and investment brokers.
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
In providing investment advisory services, the Company also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for wealth management customers. Competition is generally based on the variety of products and services offered to customers and the performance of funds under management. The Company's main competitors are financial service providers both within and outside of the geographic areas in which the Company maintains offices.
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
Supervision and Regulation
The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), which insures deposits and assets covered by loss share agreements with the FDIC (the "FDIC Agreements"), and the United States ("U.S.") Department of the Treasury (the "Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
The following sections describe the significant elements of the material statues and regulations affecting the Company and its subsidiaries, some of which are not yet effective or remain subject to ongoing revision and rulemaking.
The regulations, policies, and supervisory guidance applicable to the Company and its subsidiaries, and the manner in which market practices and structures develop around such regulations, could have a material adverse effect on our business, financial condition, and results of operations. Recent political developments have added additional uncertainty to the implementation, scope, and timing of these regulatory reforms. The Company cannot accurately predict the nature or the extent of the effects that any such developments will have on its business and earnings or its competitors. These and other risks are discussed in more detail in Item 1A, "Risk Factors" of this Form 10-K.
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
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the BHC Act or the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a bank holding company to acquire another bank or for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (the "CRA"), fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
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
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. As of its last examination report issued in May of 2017, the Bank received a rating of "outstanding," the highest rating available. The Bank has received an overall "outstanding" rating in each of its CRA performance evaluations since 1998.
Financial Privacy
Under the GLB Act, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third-parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third-parties.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") significantly restructured the financial regulatory regime in the U.S. Some of the Dodd-Frank Act's provisions, which are described in more detail below, may have the consequence of increasing the Company's expenses, decreasing the Company's revenues, and changing the activities in which the Company chooses to engage.
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
In February of 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. These rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. The Company has established a risk committee in accordance with this requirement.
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
Interchange Fees
Under the Durbin Amendment of the Dodd-Frank Act, the Federal Reserve established a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as the Bank, for processing electronic payment transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. The interchange fee limitations became effective for the Company on July 1, 2017.
Capital Requirements
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. In July of 2013, the federal bank regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.
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
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly define CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital. This treatment is permanently grandfathered as Tier 1 capital even if the Company should ever exceed $15 billion in consolidated assets due to organic growth. Should the Company exceed $15 billion in consolidated assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust-preferred securities will be phased out, but those securities will be treated as Tier 2 capital. As of December 31, 2017, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain the following:

•
A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation).

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

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
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
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In November of 2017, the Federal Reserve issued a final rule that retained certain existing transition provisions related to deductions from and adjustments to CET1. Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to exclude these items.
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
Management believes that as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
In September of 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework. In November of 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Company and the Bank uses to calculate its capital ratios.
In December of 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended ("FDIA"), requires the federal banking agencies to take "prompt corrective action" for depository institutions that do not meet the minimum capital requirements. The FDIA includes the following five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend on how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the CET1 capital ratio, and the leverage ratio.
A bank will be:

•
"Well-capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•
"Adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not "well-capitalized."

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2017, the Bank was "well-capitalized" based on its ratios as defined above.
The FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is well capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market areas.
In addition, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan and must also provide appropriate assurances of performance for a plan to be acceptable. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to the institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."
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
Pursuant to the Dodd-Frank Act, the Federal Reserve's rules require institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the Federal Reserve. The company-run stress tests are conducted using data as of December 31 of the preceding calendar year and scenarios published by the Federal Reserve. Stress test results must be reported to the Federal Reserve by July 31 with public disclosure of summary stress test results under the severely adverse scenario between October 15 and October 31. Our capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve in evaluating the capital adequacy of the Company and the Bank and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The Company submitted its first required stress test report for the July 31, 2017 reporting date and the Bank will become subject to these stress test requirements starting with the July 31, 2018 reporting date.
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
In October of 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August of 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March of 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits.The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets, including the Bank, beginning in the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on larger depository institutions, including the Bank.
Depositor Preference
The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over the other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Employee Incentive Compensation
In 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under this guidance, financial organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
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
In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and store sensitive data. The Company employs an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, the Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company's defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date the Company has not detected a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could detect a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet and mobile banking and other technology-based products and services by the Company and its customers. See Item 1A, "Risk Factors" of this Form 10-K for further discussion related to cybersecurity risks.
Future Legislation and Regulation
In addition to the specific legislation described above, various laws and regulations are being considered by Congress and regulatory agencies that may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company.

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
ITEM 1A. RISK FACTORS
An investment in the Company is subject to risks inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's business, financial condition, and results of operations could be adversely affected, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results or outcomes may differ substantially from those discussed or implied in these forward-looking statements.
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
The Company is subject to lending risk and lending concentration risk.
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
As of December 31, 2017, the Company's loan portfolio consisted of 81.6% of corporate loans, the majority of which were secured by commercial real estate, and 18.4% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company's business, financial condition, and results of operations.
Many of the Company's non-performing real estate loans are collateral-dependent, and the repayment of these loans largely depends on the value of the collateral securing the loans and the successful operation of the property. For collateral-dependent loans, the Company estimates the value of the loan based on the appraised value of the underlying collateral less costs to sell. The Company's OREO portfolio consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2017, the Company's subsidiaries had deposits and other liabilities of $12.1 billion.
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
The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business operations and store sensitive data. As the Company's reliance on technology systems increases, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from unintentional events or from deliberate attacks including, among other things, (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing potentially debilitating operational disruptions, (ii) causing denial-of-service attacks on websites, or (iii) intelligence gathering and social engineering aimed at obtaining information. Cyber-attacks can originate from a variety of sources and the techniques used are increasingly sophisticated. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.
The Company employs an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, the Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. These include policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems, and the maintenance of cybersecurity insurance. Notwithstanding the strength of the Company's defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Significant interruptions to the Company's business from technology issues could result in expensive remediation efforts and distraction of management. The Company is regularly the target of attempted cyber-attacks, and must continuously monitor and develop our systems and controls to prevent and mitigate these and other incidents. While to date the Company has not detected a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks or technology-related operational interruptions, its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. There can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.
The occurrence of any failures, interruptions, or security breaches of the Company's technology systems could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations, as well as its reputation or stock price. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet and mobile banking and other technology-based products and services, by the Company and its customers. As cyber threats continue to evolve, the Company expects it will be required to spend additional resources on an ongoing basis to continue to modify and enhance its protective measures and to investigate and remediate any information security vulnerabilities.

The Company depends on outside third-parties for processing and handling of Company records and data.
The Company relies on software developed by third-party vendors to process various Company transactions. In some cases, the Company has contracted with third-parties to run their proprietary software on its behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third-party vendor, or the third-party vendor's vendor, fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company continually encounters technological change.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company's operations. Many of the Company's competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services, or do so as quickly as its competitors, which could reduce its ability to effectively compete. In addition, the necessary process of updating technology can itself lead to disruptions in availability or functioning of systems. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company's securities available-for-sale are carried at fair value. Accounting standards require the Company to disclose these securities according to a fair value hierarchy. As of December 31, 2017, approximately 2% and 98%of the Company's securities available-for-sale were categorized in level 1 and level 2, respectively, of the fair value hierarchy, and there were no securities categorized as level 3. See Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for a detailed description of the fair value hierarchies.
The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The market disruptions in recent years made the valuation process even more difficult and subjective.
Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value as of December 31, 2017, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's securities available-for-sale would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
The value of the Company's goodwill and other intangible assets may decline in the future.
As of December 31, 2017, the Company had $754.8 million of goodwill and other intangible assets. If management's estimate of the fair value of the Company's goodwill no longer exceeds its carrying amount due to changes in applicable qualitative or quantitative factors, the Company could be required to write-off all or a portion of its goodwill. Estimates of fair value can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's business, financial condition, and results of operations.
External Risks
The Company operates in a highly competitive industry and market area.
The Company faces substantial competition in all areas of its operations from a variety of different competitors, including traditional competitors that may be larger and have more financial resources and non-traditional competitors that may be subject to fewer regulatory constraints and may have lower cost structures. Traditional competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, traditionally provided by banks, such as loans, automatic fund transfer and automatic payment systems. In particular, the activity and prominence of so-called marketplace lenders and other technology-driven financial services companies have grown significantly over recent years and are expected to continue growing.
The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes, further illiquidity in the credit markets, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than the Company can offer.
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
During and after the so-called "Great Recession," the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession. While business growth across a wide range of industries and regions in the U.S. has gradually recovered, local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. In addition, there are significant concerns regarding the fiscal affairs and status of the State of Illinois. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Periods of increased volatility in financial and other markets, such as those experienced recently with regard to oil and other commodity prices and current rates, concerns over European sovereign debt risk, China, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.
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

•	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the DIF.

•	The Company could face increased competition due to intensified consolidation of the financial services industry and from non-traditional financial services providers.
Even in the case of improved market and economic conditions, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on the Company's business, financial condition, and results of operations.
Turmoil in the financial markets could result in lower fair values for the Company's investment securities.
Major disruptions in the capital markets experienced over the past decade have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of the Company's investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in the recognition of other-than-temporary impairment ("OTTI"), which could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The full impact of the Tax Cuts and Jobs Act ("federal income tax reform") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results.
Increased economic activity expected to result from the decrease in federal income tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We are anticipating a significant increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of federal income tax reform for the Company will be realized.
Legal/Compliance Risks
The Company and the Bank are subject to extensive government regulation and supervision.
The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not security holders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, policies, and other supervisory guidance for possible changes. Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial products and services the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial products and services. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
The Company's business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act and other legal and regulatory changes.
The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. Compliance with these new laws and regulations has resulted, and will continue to result, in additional operating costs that have had an effect on the Company's business, financial condition, and results of operations. While the current administration in the U.S. may ultimately roll back or modify certain of the regulations adopted pursuant to the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our businesses, at least in the short-term, even if the long-term impact of any such changes are positive for our businesses. See "Supervision and Regulation" in Item 1, "Business" of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act, including the Volcker Rule.
Compliance with any new requirements may cause the Company to hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or the Company's customers and, as a result, may adversely affect the Company's stock price or the Company's ability to retain its customers or effectively compete for new business opportunities. To ensure compliance with new requirements when effective, the Company's regulators may require it to fully comply with these requirements or take actions to prepare for compliance even before it might otherwise be required, which may cause the Company to incur compliance-related costs before it might otherwise be required. The Company's regulators may also consider its preparation for compliance with these regulatory requirements when examining its operations generally or considering any request for regulatory approval the Company may make, even requests for approvals on unrelated matters.
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
Currently, there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, the Company's management believes that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3, "Legal Proceedings," and Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Risks Related to Acquisition Activity
Future acquisitions may disrupt the Company's business and dilute stockholder value.
The Company strategically looks to acquire whole banks, branches of other banks, and non-banking organizations. The Company has recently been active in the merger and acquisition market and may consider future acquisitions to supplement internal growth opportunities, as permitted by regulators. Acquiring other banks, branches, or non-banks involves potential risks that could have a material adverse impact on the Company's business, financial condition, and results of operations, including:

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
From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, banking regulators may restrict the Company from making acquisitions. See "Growth and Acquisitions" and "Supervision and Regulation" in Item 1, "Business," of this Form 10-K for additional detail and further discussion of these matters.
Competition for acquisition candidates is intense.
Numerous potential acquirers compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company's growth and have a material adverse effect on its ability to compete in its markets.
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
For loans acquired in FDIC-assisted transactions that include FDIC Agreements, the Company records an FDIC indemnification asset that reflects its estimate of the timing and amount of reimbursements for future losses that are anticipated to occur. In determining the size of the FDIC indemnification asset, the Company analyzes the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, local economic conditions, and other pertinent information. Changes in the Company's estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-share periods, may result in charges related to the impairment of the FDIC indemnification asset, which would have a material adverse effect on the Company's financial condition and results of operations. If the assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on the Company's operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased charge-offs, which would also negatively impact the Company's business, financial condition, and results of operations.
Acquisitions May be Delayed, Impeded, Or Prohibited Due To Regulatory Issues.
Acquisitions by financial institutions, including the Company, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to new regulatory issues the Company may have with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate, or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
The trading volume in the Company's Common Stock may be less than that of other, larger financial services institutions.
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
The Company's fourth quarter 2017 cash dividend was $0.10 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of the Company are located at One Pierce Place, Itasca, Illinois, and are leased from an unaffiliated third-party. The Company entered into a new corporate headquarters lease in connection with the planned Spring of 2018 relocation to Chicago. The Company conducts business through 135 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. Approximately 70%, of the Company's banking locations are leased and 30% are owned.
The Company owns 184 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information regarding premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2017, there were 2,134 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that had not yet exchanged their stock).

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$25.86	$24.00	$24.72	$25.83	$25.56	$19.90	$18.85	$18.59
Low	22.03	20.50	21.61	22.19	18.75	16.68	15.86	14.56
Cash dividends declared per common share	0.10	0.10	0.10	0.09	0.09	0.09	0.09	0.09
Payment of future dividends is within the discretion of the Board and will depend on the Company's earnings, capital requirements, financial condition, dividends from the Bank to the Company, and such other factors as the Board may deem relevant from time to time. The Board makes the dividend determination on a quarterly basis. Further discussion of the Company's approach to the payment of dividends is included in the "Management of Capital" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
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
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, and the NASDAQ Banks (1)

	2012	2013	2014	2015	2016	2017
First Midwest Bancorp, Inc.	$100.00	$141.48	$140.64	$154.54	$215.47	$208.47
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Banks	100.00	140.76	146.90	157.63	216.24	227.94

(1)	Assumes $100 invested on December 31, 2012 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2017. The Board approved a stock repurchase program on November 27, 2007. Up to 2,500,000 shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of December 31, 2017. The repurchase program has no set expiration or termination date.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2017	—	$—	—	2,487,947
November 1 – November 30, 2017	803	22.71	—	2,487,947
December 1 – December 31, 2017	2,398	24.37	—	2,487,947
Total	3,201	$23.95	—

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

Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for each of the five years in the period ended December 31, 2017 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and results of operations is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
Results of Operations (Amounts in thousands, except per share data)
Net income	$98,387	$92,349	$82,064	$69,306	$79,306
Net income applicable to common shares	97,471	91,306	81,182	68,470	78,199
Per Common Share Data
Basic earnings per common share	$0.96	$1.14	$1.05	$0.92	$1.06
Diluted earnings per common share	0.96	1.14	1.05	0.92	1.06
Diluted earnings per common share, adjusted (1)	1.35	1.22	1.13	1.03	0.92
Common dividends declared	0.39	0.36	0.36	0.31	0.16
Book value at year end	18.16	15.46	14.70	14.17	13.34
Market price at year end	24.01	25.23	18.43	17.11	17.53
Performance Ratios
Return on average common equity	5.32%	7.38%	7.17%	6.56%	8.04%
Return on average common equity, adjusted (1)	7.45%	7.86%	7.70%	7.36%	6.98%
Return on average tangible common equity	9.44%	10.77%	10.44%	9.32%	11.29%
Return on average tangible common equity, adjusted (1)	13.06%	11.45%	11.19%	10.42%	10.08%
Return on average assets	0.70%	0.84%	0.85%	0.80%	0.96%
Return on average assets, adjusted (1)	0.98%	0.90%	0.91%	0.89%	0.83%
Tax-equivalent net interest margin (1)	3.87%	3.60%	3.68%	3.69%	3.68%
Non-performing loans to total loans	0.68%	0.78%	0.45%	1.07%	1.79%
Non-performing assets to total loans plus OREO	0.89%	1.12%	0.88%	1.64%	2.91%
Balance Sheet Highlights
Total assets	$14,077,052	$11,422,555	$9,732,676	$9,445,139	$8,253,407
Total loans	10,437,812	8,254,145	7,161,715	6,736,853	5,714,360
Deposits	11,053,325	8,828,603	8,097,738	7,887,758	6,766,101
Senior and subordinated debt	195,170	194,603	201,208	200,869	190,932
Long-term portion of Federal Home Loan Bank ("FHLB") advances	—	—	—	—	114,550
Stockholders' equity	1,864,874	1,257,080	1,146,268	1,100,775	1,001,442
Financial Ratios
Allowance for credit losses to total loans	0.93%	1.06%	1.05%	1.11%	1.52%
Net charge-offs to average loans	0.21%	0.24%	0.29%	0.52%	0.55%
Total capital to risk-weighted assets (2)	12.15%	12.23%	11.15%	11.23%	12.39%
Tier 1 capital to risk-weighted assets (2)	10.10%	9.90%	10.28%	10.19%	10.91%
CET1 to risk-weighted assets (2)	9.68%	9.39%	9.73%	N/M	N/M
Tier 1 capital to average assets (2)	8.99%	8.99%	9.40%	9.03%	9.18%
Tangible common equity to tangible assets	8.33%	8.05%	8.59%	8.41%	9.09%
Dividend payout ratio	40.63%	31.58%	34.17%	33.70%	15.14%
Dividend payout ratio, adjusted (1)	28.89%	29.51%	31.86%	30.10%	17.39%
N/M – Not meaningful.

(1)
This ratio is a non-GAAP measure. For a discussion of non-GAAP financial measures, see the "Non-GAAP Financial Information and Reconciliations" section of "Management Discussion and Analysis of Financial Condition and Results of Operations" in item 7 of this Form 10-K.

(2)
Basel III Capital Rules became effective for the Company on January 1, 2015. These rules revise the risk-based capital requirements and introduce a new capital measure, CET1 to risk-weighted assets. As a result, ratios subsequent to December 31, 2014 are computed using the new rules and prior periods presented are reported using the regulatory guidance applicable at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the Chicago metropolitan area as well as northwest Indiana, central and western Illinois, and eastern Iowa through 135 banking locations. Our principal subsidiary, First Midwest Bank, and other affiliates provide a broad range of commercial, retail, treasury management, and wealth management products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2017 and Consolidated Statements of Financial Condition as of December 31, 2017 and 2016. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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

Some of these metrics may be presented on a non-GAAP basis. For detail on our non-GAAP measures, see the discussion in the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
A quarterly summary of operations for the years ended December 31, 2017 and 2016 is included in the section of this Item 7 titled "Quarterly Earnings."
As of December 31, 2017, the Company and the Bank each had total assets of over $14.0 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, these requirements are phased-in and become applicable to the Company and the Bank over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1 "Business" and Item 1A "Risk Factors" of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," "continue," "look forward," or "assume," and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of strategic actions and initiatives, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including estimated synergies, cost savings and financial benefits of consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties, and assumptions. These risks, uncertainties, and assumptions include, among other things, the following:

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
Premier Asset Management LLC
On February 28, 2017, the Company completed the acquisition of Premier, a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management.
Impact of Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("federal income tax reform") was enacted into law. This federal income tax reform, among other things, reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company revalued its deferred tax assets ("DTAs"), expanded investments in its colleagues and communities, and took certain actions related to its securities portfolio as follows:

•	Revalued its DTAs by $27 million, which was recorded as additional income tax expense in the Company's statement of operations in the fourth quarter of 2017.

•	Increased its minimum pay rate to $15 for hourly colleagues, effective in 2018.

•	Paid a special bonus of up to $1,035 to nearly 85% of colleagues. The aggregate amount of these bonuses was approximately $2 million on a pre-tax basis for the fourth quarter of 2017.

•	Contributed approximately $2 million in the fourth quarter of 2017 to the First Midwest Charitable Foundation, which supports charitable organizations in the communities the Company serves.

•
Liquidated all of its $46 million in trust-preferred collateralized debt obligations ("CDOs") at a minimal loss of approximately $800,000 late in the fourth quarter of 2017. This action improved the Company's total capital to risk-weighted assets by approximately 20 basis points.

•
Sold $150 million of collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs") late in the fourth quarter of 2017 at a loss of approximately $5 million in order to invest the proceeds in higher-yielding securities with similar durations.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Operating Results
Interest income	$509,716	$378,332	$335,984
Interest expense	37,712	28,641	24,386
Net interest income	472,004	349,691	311,598
Provision for loan losses	31,290	30,983	21,152
Noninterest income	163,149	159,312	136,581
Noninterest expense	415,909	339,500	307,216
Income before income tax expense	187,954	138,520	119,811
Income tax expense	89,567	46,171	37,747
Net income	$98,387	$92,349	$82,064
Weighted-average diluted common shares outstanding	101,443	79,810	77,072
Diluted earnings per common share	$0.96	$1.14	$1.05
Diluted earnings per common share, adjusted (1)(2)	$1.35	$1.22	$1.13
Performance Ratios
Return on average common equity	5.32%	7.38%	7.17%
Return on average common equity, adjusted (1)(2)	7.45%	7.86%	7.70%
Return on average tangible common equity	9.44%	10.77%	10.44%
Return on average tangible common equity, adjusted (1)(2)	13.06%	11.45%	11.19%
Return on average assets	0.70%	0.84%	0.85%
Return on average assets, adjusted (1)(2)	0.98%	0.90%	0.91%
Tax-equivalent net interest margin (1)(3)	3.87%	3.60%	3.68%
Efficiency ratio (1)	59.73%	62.59%	63.57%

(1)	This is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Adjustments to net income include the revaluation of DTAs (2017), certain actions resulting in securities losses and gains (2017), a special bonus to colleagues (2017), a charitable contribution to the First Midwest Charitable Foundation (2017), acquisition and integration related expenses associated with completed and pending acquisitions (all periods presented), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), a net gain on sale-leaseback transaction (2016), and property valuation adjustments (2015). For additional discussion of adjustments, see the "Non-GAAP Financial Information and Reconciliations" section.

(3)	See the section of this Item 7 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of December 31,
	2017	2016	$ Change	% Change
Balance Sheet Highlights
Total assets	$14,077,052	$11,422,555	$2,654,497	23.2
Total loans	10,437,812	8,254,145	2,183,667	26.5
Total deposits	11,053,325	8,828,603	2,224,722	25.2
Core deposits	9,406,542	7,635,318	1,771,224	23.2
Loans to deposits	94.4%	93.5%
Core deposits to total deposits	85.1%	86.5%
Asset Quality Highlights
Non-accrual loans	$66,924	$59,289	$7,635	12.9
90 days or more past due loans, still accruing interest (1)	3,555	5,009	(1,454)	(29.0)
Total non-performing loans	70,479	64,298	6,181	9.6
Accruing troubled debt restructurings ("TDRs")	1,796	2,291	(495)	(21.6)
OREO	20,851	26,083	(5,232)	(20.1)
Total non-performing assets	$93,126	$92,672	$454	0.5
30-89 days past due loans (1)	$39,725	$21,043	$18,682	88.8
Non-performing assets to loans plus OREO	0.89%	1.12%
Allowance for Credit Losses
Allowance for credit losses	$96,729	$87,083	$9,646	11.1
Allowance for credit losses to total loans (2)	0.93%	1.06%
Allowance for credit losses to total loans, excluding acquired loans (3)	1.07%	1.11%
Allowance for credit losses to non-accrual loans (2)	144.54%	146.88%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

(2)
This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. A discussion of the allowance for acquired loan losses and the related acquisition adjustment is presented in the section of this Item 7 titled "Loan Portfolio and Credit Quality."

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Performance Overview for 2017 Compared with 2016
Net income for 2017 was $98.4 million, or $0.96 per share, compared to net income of $92.3 million, or $1.14 per share, for 2016. Performance for 2017 and 2016 was impacted by certain significant transactions, which include: revaluation of DTAs related to federal income tax reform and changes in Illinois income tax rates (2017), a special bonus to colleagues (2017), a charitable contribution to the First Midwest Charitable Foundation (2017), certain actions resulting in securities losses and gains (2017), acquisition and integration related expenses associated with completed and pending acquisitions (both 2017 and 2016), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), and a net gain on a sale-leaseback transaction (2016). Excluding these adjustments, earnings per share was $1.35 for 2017 and $1.22 for 2016. The increase in net income and earnings per share reflects the benefit of the Standard and Premier acquisitions completed in the first quarter of 2017 and the full year impact of the NI Bancshares acquisition completed during the first quarter of 2016, organic loan growth, and increases in fee-based revenues, partially offset by higher noninterest expenses.
Tax-equivalent net interest margin was 3.87% for 2017 compared to 3.60% for 2016, driven primarily by an increase in acquired loan accretion, higher rates, and the additional portfolio of higher-yielding fixed rate loans acquired in the Standard transaction, partially offset by growth in the securities portfolio and the continued shift of loan originations and mix to lower-yielding floating rate loans.
Total noninterest income was $163.1 million for 2017 compared to $159.3 million for 2016. Total fee-based revenues increased by 6.9% for 2017 compared to 2016, due primarily to services provided to customers acquired in the Standard and Premier transactions and organic growth in wealth management and treasury management services, partly offset by lower card-based fees.

Total noninterest expense was $415.9 million for 2017, increasing by 22.5% compared to 2016. This increase is primarily the result of operating costs associated with the Standard and Premier transactions and compensation costs associated with merit increases and investments in additional talent to support organizational growth.
A detailed discussion of net interest income and noninterest income and expense is presented in the following section of this Item 7 titled "Earnings Performance" below.
As of December 31, 2017, our securities available-for-sale portfolio totaled $1.9 billion, down 1.8%, from December 31, 2016. For a detailed discussion of our securities portfolio, see the section of this Item 7 titled "Investment Portfolio Management" below.
Total loans of $10.4 billion as of December 31, 2017 reflects growth of $2.2 billion, or 26.5%, from December 31, 2016. This growth was driven primarily by loans acquired in the Standard transaction and sales production of the corporate and consumer lending teams.
Non-performing assets represented 0.89% of total loans plus OREO as of December 31, 2017 compared to 1.12% as of December 31, 2016 and 0.88% as of December 31, 2015.
For a detailed discussion of our loan portfolio and credit quality, see the section of this Item 7 titled "Loan Portfolio and Credit Quality" below.
Total average funding sources of $11.9 billion for 2017 increased by $2.3 billion from 2016, due primarily to the deposits assumed in the Standard acquisition. For a detailed discussion of our funding sources see the section of this Item 7 titled "Funding and Liquidity Management" below.
Performance Overview for 2016 Compared with 2015
Net income for 2016 was $92.3 million, or $1.14 per share, compared to $82.1 million, or $1.05 per share, for 2015. Performance for 2016 and 2015 was impacted by certain significant transactions: acquisition and integration related expenses associated with completed and pending acquisitions (both 2016 and 2015), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), a net gain on a sale-leaseback transaction (2016), and property valuation adjustments related to strategic branch initiatives (2015). Excluding these certain significant transactions, earnings per share was $1.22 for 2016 and $1.13 for 2015. The increase in net income and earnings per share reflects the benefit of the Peoples acquisition completed during the fourth quarter of 2015 and the NI Bancshares acquisition completed during the first quarter of 2016, organic loan growth, and increases in fee-based revenues, partially offset by higher noninterest expenses and provision for loan losses.
Tax-equivalent net interest margin was 3.60% for 2016 compared to 3.68% for 2015, driven primarily by organic growth in floating rate loans, lower acquired loan accretion, and the addition of FHLB advances, partially offset by the reinvestment of other interest-earning assets into higher-yielding securities.
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
As of December 31, 2016 our securities available-for-sale portfolio totaled $1.9 billion, rising $612.8 million, or 46.9%, from December 31, 2015. Growth for 2016 reflects purchases of certain securities and $125.8 million in securities acquired in the NI Bancshares acquisition.
Total loans of $8.3 billion as of December 31, 2016 reflects growth of $1.1 billion, or 15.3%, from December 31, 2015. This growth was driven primarily by strong sales production of the corporate and consumer lending teams and the acquisition of NI Bancshares, which represents $279.7 million of loans at December 31, 2016.
Non-performing assets represented 1.12% of total loans plus OREO as of December 31, 2016 compared to 0.88% as of December 31, 2015.
Total average funding sources of $9.5 billion for 2016 increased by $1.1 billion from 2015, due primarily to the deposits assumed in the Peoples and NI Bancshares acquisitions and the addition of $740.1 million of FHLB advances.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017, 2016, and 2015, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Other interest-earning assets	$229,814	$2,643	1.15	$250,553	$1,603	0.64	$650,450	$2,089	0.32
Securities:
Trading - taxable	19,462	251	1.29	17,795	229	1.29	17,941	184	1.03
Investment securities - taxable	1,681,978	35,569	2.11	1,454,713	28,724	1.97	795,281	18,082	2.27
Investment securities - nontaxable (1)	262,169	9,759	3.72	310,949	13,521	4.35	399,471	21,351	5.34
Total securities	1,963,609	45,579	2.32	1,783,457	42,474	2.38	1,212,693	39,617	3.27
FHLB and Federal Reserve Bank stock	60,649	1,626	2.68	47,001	1,041	2.21	38,564	1,465	3.80
Loans (1)(2)	10,163,119	467,829	4.60	7,870,081	341,857	4.34	6,865,157	303,492	4.42
Total interest-earning assets (1)(2)	12,417,191	517,677	4.17	9,951,092	386,975	3.89	8,766,864	346,663	3.95
Cash and due from banks	187,219			146,070			130,525
Allowance for loan losses	(95,054)			(82,449)			(74,028)
Other assets	1,469,337			919,527			878,690
Total assets	$13,978,693			$10,934,240			$9,702,051
Liabilities and Stockholders' Equity
Savings deposits	$2,039,986	1,568	0.08	$1,629,917	1,174	0.07	$1,463,168	1,073	0.07
NOW accounts	1,990,021	2,640	0.13	1,634,029	1,096	0.07	1,390,616	691	0.05
Money market deposits	1,925,273	2,739	0.14	1,639,746	1,805	0.11	1,561,432	1,920	0.12
Total interest-bearing core deposits	5,955,280	6,947	0.12	4,903,692	4,075	0.08	4,415,216	3,684	0.08
Time deposits	1,558,831	9,237	0.59	1,230,658	5,788	0.47	1,201,848	5,843	0.49
Total interest-bearing deposits	7,514,111	16,184	0.22	6,134,350	9,863	0.16	5,617,064	9,527	0.17
Borrowed funds	622,091	9,100	1.46	497,563	6,313	1.27	151,032	2,314	1.53
Senior and subordinated debt	194,891	12,428	6.38	197,515	12,465	6.31	201,041	12,545	6.24
Total interest-bearing liabilities	8,331,093	37,712	0.45	6,829,428	28,641	0.42	5,969,137	24,386	0.41
Demand deposits	3,520,737			2,711,687			2,479,072
Total funding sources	11,851,830			9,541,115			8,448,209
Other liabilities	293,983			156,519			121,784
Stockholders' equity - common	1,832,880			1,236,606			1,132,058
Total liabilities and stockholders' equity	$13,978,693			$10,934,240			$9,702,051
Tax-equivalent net interest income/margin (1)		479,965	3.87		358,334	3.60		322,277	3.68
Tax-equivalent adjustment		(7,961)			(8,643)			(10,679)
Net interest income (GAAP)		$472,004			$349,691			$311,598
Impact of acquired loan accretion		$33,923	0.28		$14,568	0.15		$16,298	0.19
Tax-equivalent net interest income/margin, adjusted (1)		$446,042	3.59		$343,766	3.45		$305,979	3.49

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, adjusted, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $66.9 million as of December 31, 2017, $59.3 million as of December 31, 2016, and $29.4 million as of December 31, 2015, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the section of this Item 7 titled "Non-Performing Assets and Performing Potential Problem Loans."

2017 Compared to 2016
Net interest income was $472.0 million for 2017 compared to $349.7 million for 2016, an increase of 35.0%. This increase was driven primarily by the acquisition of interest-earning assets and acquired loan accretion from the Standard transaction early in the first quarter of 2017, organic loan growth, and higher interest rates.
Acquired loan accretion contributed $33.9 million and $14.6 million to net interest income for 2017 and 2016, respectively.
Tax-equivalent net interest margin was 3.87% for 2017, increasing by 27 basis points from 2016. The rise in tax-equivalent net interest margin was driven primarily by a 13 basis point increase in acquired loan accretion combined with the positive impact of higher interest rates. In addition, the impact of adding a portfolio of higher-yielding fixed-rate loans acquired from Standard contributed to the increase, partially offset by growth in the securities portfolio and the continued shift of loan originations and mix to lower-yielding floating rate loans.
Total average interest-earning assets were $12.4 billion for 2017, an increase of $2.5 billion, or 24.8%, from 2016. The increase resulted from interest-earning assets acquired in the Standard transaction, loan growth, and security purchases. In addition, interest-earning assets acquired in the NI Bancshares transaction late in the first quarter of 2016 contributed to the increase.
Total average interest-bearing liabilities increased by $1.5 billion to $8.3 billion for 2017 from $6.8 billion for 2016. The increase resulted primarily from deposits acquired in the Standard transaction and the addition of FHLB advances during 2017. Deposits acquired in the NI Bancshares transaction also contributed to the increase.
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
Acquired loan accretion contributed $14.6 million and $16.3 million to net interest income for 2016 and 2015, respectively.
Tax-equivalent net interest margin was 3.60% for 2016, decreasing 8 basis points from 2015. The decline was due primarily to organic growth in floating rate loans, lower acquired loan accretion, and the addition of FHLB advances, partially offset by the reinvestment of other interest-earning assets into higher-yielding securities.
Total average interest-earning assets were $10.0 billion for 2016, an increase of $1.2 billion, or 13.5%, from 2015, which reflects organic loan growth and security purchases, as well as $528.8 million of interest-earning assets acquired in the NI Bancshares transaction and $96.2 million of interest-earning assets acquired in the Peoples transaction.
Compared to 2015, total average interest-bearing liabilities increased by $860.3 million, or 14.4%, during 2016. The increase resulted primarily from deposits acquired in the NI Bancshares and Peoples transactions and the addition of FHLB advances during 2016.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2017 compared to 2016			2016 compared to 2015
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$(121)	$1,161	$1,040	$(1,794)	$1,308	$(486)
Securities:
Trading – taxable	22	—	22	(1)	46	45
Investment securities – taxable	4,656	2,189	6,845	12,649	(2,007)	10,642
Investment securities – nontaxable (2)	(1,314)	(2,448)	(3,762)	(4,252)	(3,578)	(7,830)
Total securities	3,364	(259)	3,105	8,396	(5,539)	2,857
FHLB and Federal Reserve Bank stock	338	247	585	469	(893)	(424)
Loans (2)	104,488	21,484	125,972	43,526	(5,161)	38,365
Total tax-equivalent interest income (2)	108,069	22,633	130,702	50,597	(10,285)	40,312
Savings deposits	251	143	394	101	—	101
NOW accounts	313	1,231	1,544	161	244	405
Money market deposits	364	570	934	129	(244)	(115)
Total interest-bearing core deposits	928	1,944	2,872	391	—	391
Time deposits	1,762	1,687	3,449	44	(99)	(55)
Total interest-bearing deposits	2,690	3,631	6,321	435	(99)	336
Borrowed funds	1,617	1,170	2,787	4,038	(39)	3,999
Senior and subordinated debt	(219)	182	(37)	(227)	147	(80)
Total tax-equivalent interest expense	4,088	4,983	9,071	4,246	9	4,255
Tax-equivalent net interest income (2)	$103,981	$17,650	$121,631	$46,351	$(10,294)	$36,057

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.

(2)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2017 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2017	2016	2015	2017-2016	2016-2015
Service charges on deposit accounts	$48,368	$40,665	$39,979	18.9	1.7
Wealth management fees	41,321	33,071	29,162	24.9	13.4
Card-based fees (1)	28,992	29,104	26,984	(0.4)	7.9
Merchant servicing fees (2)	10,340	12,533	11,739	(17.5)	6.8
Capital market products income	8,171	10,024	4,806	(18.5)	108.6
Mortgage banking income	8,131	10,162	5,741	(20.0)	77.0
Other service charges, commissions, and fees	9,843	9,542	8,848	3.2	7.8
Total fee-based revenues	155,166	145,101	127,259	6.9	14.0
BOLI income	5,946	3,647	4,185	63.0	(12.9)
Net securities (losses) gains (3)	(1,876)	1,420	2,373	(232.1)	(40.2)
Other income (4)	3,913	3,635	2,764	7.6	31.5
Net gain on sale-leaseback transaction	—	5,509	—	(100.0)	100.0
Total noninterest income	$163,149	$159,312	$136,581	2.4	16.6

(1)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks. The related cardholder expenses are included in noninterest expense for each period presented.

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
2017 Compared to 2016
Total fee-based revenues were $155.2 million, rising by 6.9% compared to 2016. Excluding the negative $6.3 million impact to card-based fees due to the reduction in interchange revenue as the Durbin Amendment of the Dodd-Frank Act ("Durbin") became effective in the second half of 2017, total fee-based revenues increased by 11.3% from 2016. Fee-based revenues were positively impacted by services provided to customers acquired in the Standard and Premier transactions completed in the first quarter of 2017 and organic growth in wealth management and treasury management services. Assets under management grew to $10.7 billion, a rise of $2.1 billion, or 24.1%, from 2016, driven primarily by organic growth and the addition of $863.4 million in trust assets under management from the Standard and Premier transactions, which contributed approximately $5.6 million to wealth management fees during 2017. In addition, the full year impact of customers acquired in the NI Bancshares transaction late in the first quarter of 2016 contributed to the increase in fee-based revenues compared to 2016.
The decline in merchant servicing fees reflected lower customer volumes, offset by the decline in merchant card expense included in noninterest expense. The decline in capital market products income compared to 2016 was in-line with lower origination volumes compared to the same period.
Mortgage banking income during 2017 resulted from sales of $252.7 million of 1-4 family mortgage loans in the secondary market compared to sales of $283.3 million during 2016. In addition, mortgage banking income for 2017 was negatively impacted by changes in the fair value of mortgage servicing rights, which fluctuate from year to year.
BOLI income for 2017 was positively impacted by benefit settlements.
Net securities losses of $1.9 million were recognized during 2017 in connection with gains from the strategic repositioning of the securities portfolio in the third quarter, which were more than offset by losses in the fourth quarter due to certain actions taken in light of federal income tax reform.
During 2016, the Company completed a sale-leaseback transaction of 55 branches that resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized and the remaining $82.5 million was deferred and will be accreted over future periods. Accretion related to the deferred gain was $5.9 million and $1.5 million in 2017 and 2016, respectively, and is included in net occupancy and equipment expense.
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
Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2017 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2017	2016	2015	2017-2016	2016-2015
Salaries and employee benefits:
Salaries and wages	$182,507	$151,341	$133,739	20.6	13.2
Retirement and other employee benefits	41,886	33,309	31,852	25.7	4.6
Total salaries and employee benefits	224,393	184,650	165,591	21.5	11.5
Net occupancy and equipment expense	49,751	41,154	38,720	20.9	6.3
Professional services	33,689	25,122	22,720	34.1	10.6
Technology and related costs	18,068	14,765	14,581	22.4	1.3
FDIC premiums	8,987	6,268	6,017	43.4	4.2
Advertising and promotions	8,694	7,787	7,606	11.6	2.4
Merchant card expense (1)	8,377	10,782	9,886	(22.3)	9.1
Cardholder expenses (2)	7,323	5,812	5,243	26.0	10.9
Net OREO expense	4,683	3,024	5,281	54.9	(42.7)
Other expenses	31,821	24,834	21,601	28.1	15.0
Acquisition and integration related expenses	20,123	14,352	1,389	40.2	933.3
Lease cancellation fee	—	950	—	(100.0)	100.0
Property valuation adjustments	—	—	8,581	—	(100.0)
Total noninterest expense	$415,909	$339,500	$307,216	22.5	10.5

(1)	The related merchant servicing fees are included in noninterest income for each period presented.

(2)	The related card-based fees are included in noninterest income for each period presented.
2017 Compared to 2016
Total noninterest expense for 2017 increased by 22.5% compared to 2016. Salaries and wages and advertising and promotions expense were impacted by the special bonus and charitable contribution in connection with federal income tax reform in 2017. In addition, both periods were impacted by acquisition and integration related expenses and 2016 was impacted by a lease cancellation fee as a result of the Company's planned 2018 corporate headquarters relocation. Excluding these items, total noninterest expense increased to $392.3 million, up 21.0% compared to $324.2 million in 2016. Operating costs associated with the Standard and Premier transactions, which impacted most categories, drove the increase in total noninterest expense from 2016.

The increase in salaries and wages was also impacted by merit increases and investments in additional talent to support growth. Higher loan remediation expenses and certain costs associated with organizational growth contributed to the rise in professional services. Net OREO expense increased due to higher valuation adjustments and operating expenses, partially offset by net gains on sales of OREO properties.
2016 Compared to 2015
Total noninterest expense for 2016 increased by 10.5% compared to 2015. For both years, total noninterest expense was impacted by certain significant transactions: acquisition and integration related expenses (both 2016 and 2015), the lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), and property valuation adjustments related to strategic branch initiatives (2015). Excluding these adjustments, total noninterest expense was $324.2 million for 2016, increasing by $27.0 million, or 9.1%, from 2015. Operating costs associated with the NI Bancshares and Peoples transactions drove the increase in total noninterest expense from 2015. These costs occurred primarily within salaries and employee benefits, net occupancy and equipment expense, advertising and promotions, and other expenses. In addition, the increase in salaries and wages for 2016 was impacted by compensation costs associated with merit increases and investments in additional talent to support organizational growth.
Net OREO expense for 2016 decreased by 42.7% compared to 2015 due to reduced valuation adjustments and lower operating expenses, partially offset by net losses on sales of OREO properties realized during 2016.
Compared to 2015, the increase in professional services and a portion of the rise in other expenses resulted from organizational growth needs for 2016. In addition, higher loan remediation expenses and vendor commissions related to the origination of equipment finance loans contributed to the increase in professional services from 2015.
Property valuation adjustments of $8.6 million were recognized during 2015 on twelve closed branches and seven parcels of land as part of the Company's strategic branch initiatives.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Income before income tax expense	$187,954	$138,520	$119,811
Income tax expense:
Federal income tax expense	$81,321	$38,962	$30,572
State income tax expense	8,246	7,209	7,175
Total income tax expense	$89,567	$46,171	$37,747
Effective income tax rate	47.7%	33.3%	31.5%
Effective income tax rate, excluding revaluations of DTAs (1)	35.0%	33.3%	31.5%

(1)
This is a non-GAAP financial measure that excludes the impact of revaluations of DTAs related to federal income tax reform and changes in Illinois income tax rates for 2017. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

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
Federal income tax reform was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee, and (vii) limits the deductibility of deposit insurance premiums. Federal income tax reform also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company.
Income tax expense for 2017 was impacted by the downward revaluation of DTAs by $26.6 million in the fourth quarter due to federal income tax reform as well as a $2.8 million benefit in the third quarter as a result of changes in Illinois income tax rates. Excluding these items, the Company's effective income tax rate was 35.0% for 2017 compared to 33.3% for 2016, up due to a rise in income subject to tax at statutory rates and increases in state statutory rates. The increases in income tax expense and the effective tax rate from 2015 to 2016 were due primarily to a rise in income subject to tax at statutory rates, partially offset by decreases in state statutory rates.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 15 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2017			2016			2015
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$46,529	$46,345	2.5	$48,581	$48,541	2.5	$17,000	$16,980	1.3
U.S. agency securities	157,636	156,847	8.3	183,528	183,637	9.6	86,461	86,643	6.6
CMOs	1,113,019	1,095,186	58.1	1,064,130	1,047,446	54.6	695,198	687,185	52.6
MBSs	373,676	369,543	19.6	337,139	332,655	17.3	152,481	153,530	11.8
Municipal securities	209,558	208,991	11.1	273,319	270,846	14.1	321,437	327,570	25.1
CDOs	—	—	—	47,681	33,260	1.7	48,287	31,529	2.4
Equity securities	7,408	7,297	0.4	3,206	3,065	0.2	3,282	3,199	0.2
Total securities available-for-sale	$1,907,826	$1,884,209	100.0	$1,957,584	$1,919,450	100.0	$1,324,146	$1,306,636	100.0
Securities Held-to-Maturity
Municipal securities	$13,760	$12,013		$22,291	$18,212		$23,152	$20,054

Portfolio Composition
As of December 31, 2017, our securities available-for-sale portfolio totaled $1.9 billion, decreasing by $35.2 million, or 1.8%, from December 31, 2016, following a 46.9% increase from December 31, 2015. The decrease from December 31, 2016 was driven by securities sales of $629.8 million and $349.4 million of maturities, calls, and prepayments, partially offset by purchases of $733.4 million, consisting primarily of CMOs and MBSs. Purchase and sale activity during 2017 was driven primarily by the opportunistic repositioning of the securities portfolio in light of market conditions in the second half of the year as well as strategic actions in connection with federal income tax reform. The proceeds from sales of securities were reinvested in higher-yielding securities with similar durations. For additional detail regarding sales of securities, see the "Realized Losses and Gains" section of this Item 7 below.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.
The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of December 31, 2017 and 2016.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2017			2016
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration (1)	Life (2)	Maturity (3)	Duration (1)	Life (2)	Maturity (3)
Securities Available-for-Sale
U.S. treasury securities	1.01%	1.03	1.30%	1.39%	1.42	0.99%
U.S. agency securities	1.80%	3.22	1.74%	2.65%	3.89	1.55%
CMOs	3.36%	4.51	2.35%	3.76%	4.49	1.88%
MBSs	3.77%	5.29	2.30%	4.15%	5.62	2.07%
Municipal securities	4.47%	4.87	3.04%	4.17%	2.51	3.85%
CDOs	—	—	—	N/M	N/M	N/M
Equity securities	N/M	N/M	N/M	N/M	N/M	N/M
Total securities available-for-sale	3.38%	4.51	2.34%	3.72%	4.27	2.14%
Securities Held-to-Maturity
Municipal securities	5.33%	7.15	4.55%	6.47%	9.08	3.98%
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

(3)	Yields on municipal securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio were 4.51 years and 3.38%, respectively, as of December 31, 2017, compared to 4.27 and 3.72% as of December 31, 2016. The increase in average life and decrease in effective duration resulted from maturities and sales of securities that were reinvested in higher-yielding, lower-duration CMOs and MBSs.
Realized Losses and Gains
There were $1.9 million of net securities losses recognized for the year ended December 31, 2017 on securities with carrying values of $631.7 million. Net securities losses for 2017 were driven primarily by the opportunistic repositioning of the securities portfolio in light of market conditions in the second half of the year as well as strategic actions in connection with federal income tax reform, which included the liquidation of $47.7 million of CDOs. In addition, $214.1 million of securities were acquired in the Standard transaction during the first quarter of 2017, of which $210.2 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.

Net securities gains of $1.4 million for 2016 resulted from the sale of municipal securities at gains of $1.1 million, and sales of MBSs and CMOs at net gains of $304,000.
Net securities gains of $2.4 million for 2015 resulted from the sale of MBSs at gains of $1.9 million, and sales of CMOs, municipal securities, and other investments at net gains of $521,000.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. As of December 31, 2017, net unrealized losses totaled $23.6 million compared to net unrealized losses of $38.1 million at December 31, 2016. The decrease is due primarily to the sale of CDOs in 2017, which had unrealized losses of $14.4 million at December 31, 2016.
Net unrealized losses in the CMO portfolio totaled $17.8 million as of December 31, 2017 compared to $16.7 million as of December 31, 2016. CMOs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2017 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2017
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Securities Available-for-Sale
U.S. treasury securities	$32,532	1.16%	$13,997	1.62%	$—	—%	$—	—%
U.S. agency securities	28,536	2.22%	125,958	1.62%	3,142	2.34%	—	—%
CMOs (2)	132,345	2.35%	812,070	2.35%	—	—%	168,604	2.33%
MBSs (2)	52,730	2.31%	232,216	2.30%	—	—%	88,730	2.30%
Municipal securities (3)	26,310	3.04%	183,248	3.04%	—	—%	—	—%
Equity securities (4)	—	—%	—	—%	7,408	N/M	—	—%
Total available-for-sale securities	$272,453	2.25%	$1,367,489	2.36%	$10,550	0.70%	$257,334	2.32%
Securities Held-to-Maturity
Municipal securities (3)	$1,432	4.00%	$5,831	4.42%	$2,243	5.31%	$4,254	4.50%
N/M – Not meaningful.

(1)	Based on amortized cost.

(2)
The repricing distributions and yields to maturity of CMOs and MBSs are based on estimated future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.

(3)
Yields on municipal securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)	Yields on equity securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Maturity dates are based on contractual maturity or repricing characteristics.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 81.6% of total loans as of December 31, 2017. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total
Commercial and industrial	$3,529,914	33.8	$2,827,658	34.3	$2,524,726	35.3	$2,261,230	33.6	$1,841,765	32.3
Agricultural	430,886	4.1	389,496	4.7	387,440	5.4	359,737	5.3	326,931	5.7
Commercial real estate:
Office, retail, and industrial	1,979,820	19.0	1,581,967	19.2	1,395,586	19.5	1,495,225	22.2	1,377,544	24.1
Multi-family	675,463	6.5	614,052	7.4	528,343	7.4	565,494	8.4	337,275	5.9
Construction	539,820	5.2	451,540	5.4	216,882	3.0	207,775	3.1	195,320	3.4
Other commercial real estate	1,358,515	13.0	979,528	11.9	931,368	13.0	897,965	13.3	839,638	14.7
Total commercial real estate	4,553,618	43.7	3,627,087	43.9	3,072,179	42.9	3,166,459	47.0	2,749,777	48.1
Total corporate loans	8,514,418	81.6	6,844,241	82.9	5,984,345	83.6	5,787,426	85.9	4,918,473	86.1
Home equity	827,055	7.9	747,983	9.1	674,883	9.4	568,419	8.4	458,553	8.0
1-4 family mortgages	774,357	7.4	423,922	5.1	364,885	5.1	303,557	4.6	290,961	5.1
Installment	321,982	3.1	237,999	2.9	137,602	1.9	77,451	1.1	46,373	0.8
Total consumer loans	1,923,394	18.4	1,409,904	17.1	1,177,370	16.4	949,427	14.1	795,887	13.9
Total loans	$10,437,812	100.0	$8,254,145	100.0	$7,161,715	100.0	$6,736,853	100.0	$5,714,360	100.0
2017 Compared to 2016
Total loans of $10.4 billion as of December 31, 2017 reflect growth of $2.2 billion, or 26.5%, from December 31, 2016. Excluding loans related to customers and locations acquired in the Standard transaction, total loans grew by approximately 7% from December 31, 2016. Growth in commercial and industrial loans, primarily within our sector-based lending businesses and multi-family loans, contributed to the increase in total corporate loans. Total loans were also impacted by the addition of 1-4 family mortgages, installment loans, and shorter-duration, floating rate home equity loans.
2016 Compared to 2015
Total loans of $8.3 billion as of December 31, 2016 reflect growth of $1.1 billion, or 15.3%, from December 31, 2015 including loans acquired in the NI Bancshares transaction of $279.7 million, or 11.3%, excluding these acquired loans. Growth in commercial and industrial loans resulted primarily from broad-based increases within our middle market and sector-based lending business units. Office, retail, and industrial and multi-family loans increased compared to December 31, 2015 due to organic growth. The rise in construction loans compared to the same period was driven primarily by select commercial projects for which permanent financing is expected upon their completion. The rise in consumer loans compared to December 31, 2015 resulted from the continued expansion of mortgage and installment loans and the addition of shorter-duration, floating rate home equity loans.
Comparisons of Prior Years (2015, 2014, and 2013)
Total loans of $7.2 billion as of December 31, 2015 reflect growth of $424.9 million, or 6.3%, from December 31, 2014. This growth was driven primarily by strong sales production of the corporate lending teams and growth in consumer loans. In addition, the Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans. Growth in corporate loans was concentrated within our commercial and industrial loan category, reflective of the continued expansion into sector-based lending areas. The overall decline in commercial real estate loans from December 31, 2014 resulted from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties or use excess liquidity to payoff long-term debt. These decreases more than offset organic commercial real estate growth. Consumer loans totaled $1.2 billion as of December 31, 2015 and increased $227.9 million, or 24.0%, from December 31, 2014. This growth reflects the addition of shorter-duration, floating rate home equity loans, and growth in 1-4 family mortgages.
Total loans of $6.7 billion as of December 31, 2014 reflected growth of $1.0 billion, or 17.9%, from December 31, 2013. Excluding loans acquired in the Popular and Great Lakes transactions of $718.3 million, total loans grew $304.2 million from December 31, 2013. Solid performance from our legacy sales platform concentrated within our commercial and industrial, agricultural, and multi-family loan categories reflected the continued impact of greater resource investments and expansion into sector-based lending areas. Excluding loans acquired in the Popular and Great Lakes transactions of $93.5 million, consumer loans increased $60.0 million, or 7.5%, which reflects the addition of shorter-duration home equity loans.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 37.9% of total loans, and totaled $4.0 billion as of December 31, 2017, an increase of $743.6 million, or 23.1%, from December 31, 2016. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
Construction loans are generally made based on estimates of costs and values associated with the completed projects and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent long-term financing, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

The following table provides commercial real estate loan detail as of December 31, 2017, 2016, and 2015.
Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
Office, retail, and industrial:
Office	$844,413	18.5	$599,572	16.5	$479,506	15.6
Retail	471,781	10.4	412,614	11.4	434,241	14.1
Industrial	663,626	14.6	569,781	15.7	481,839	15.7
Total office, retail, and industrial	1,979,820	43.5	1,581,967	43.6	1,395,586	45.4
Multi-family	675,463	14.8	614,052	16.9	528,343	17.2
Construction	539,820	11.8	451,540	12.4	216,882	7.1
Other commercial real estate:
Multi-use properties	330,926	7.3	236,430	6.5	202,225	6.6
Rental properties	197,579	4.3	159,134	4.4	131,522	4.3
Warehouses and storage	172,505	3.8	136,853	3.8	137,223	4.5
Restaurants	112,547	2.5	63,067	1.7	78,017	2.5
Service stations and truck stops	107,834	2.4	51,403	1.4	78,459	2.6
Hotels	97,016	2.1	41,780	1.2	46,889	1.5
Recreational	87,986	1.9	58,390	1.6	57,967	1.9
Automobile dealers	39,020	0.9	53,671	1.5	50,580	1.6
Other	213,102	4.7	178,800	5.0	148,456	4.8
Total other commercial real estate	1,358,515	29.9	979,528	27.1	931,338	30.3
Total commercial real estate	$4,553,618	100.0	$3,627,087	100.0	$3,072,149	100.0
Commercial real estate loans represent 43.7% of total loans and totaled $4.6 billion as of December 31, 2017, increasing by $926.5 million, or 25.5%, from December 31, 2016.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 43% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of December 31, 2017. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 213% and construction loans to total capital was 28% as of December 31, 2017. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 18.4% of total loans, and totaled $1.9 billion as of December 31, 2017, an increase of $513.5 million, or 36.4%, from December 31, 2016. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution and interest rate sensitivity of our corporate loan portfolio as of December 31, 2017, For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 12
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2017
Commercial, industrial, and agricultural	$1,491,076	$1,716,975	$752,749	$3,960,800
Commercial real estate	1,041,289	2,737,414	774,915	4,553,618
Total corporate loans	$2,532,365	$4,454,389	$1,527,664	$8,514,418
Loans by interest rate type:
Fixed interest rates	$1,097,092	$1,898,491	$339,326	$3,334,909
Floating interest rates	1,435,273	2,555,898	1,188,338	5,179,509
Total corporate loans	$2,532,365	$4,454,389	$1,527,664	$8,514,418
As of December 31, 2017, the composition of our corporate loans between fixed and floating interest rates was 39% and 61%, respectively. As of December 31, 2017, the Company hedged $980.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2017. See Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 13
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI (1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual (2)	Total Loans
As of December 31, 2017
Commercial and industrial	$5,450	$3,458,049	$24,005	$1,830	$40,580	$3,529,914
Agricultural	7,203	423,007	280	177	219	430,886
Commercial real estate:
Office, retail, and industrial	14,575	1,950,564	2,776	345	11,560	1,979,820
Multi-family	14,071	657,878	3,117	20	377	675,463
Construction	8,778	530,264	198	371	209	539,820
Other commercial real estate	64,675	1,287,522	2,380	317	3,621	1,358,515
Total commercial real estate	102,099	4,426,228	8,471	1,053	15,767	4,553,618
Total corporate loans	114,752	8,307,284	32,756	3,060	56,566	8,514,418
Home equity	2,745	815,014	3,252	98	5,946	827,055
1-4 family mortgages	18,080	750,555	1,310	—	4,412	774,357
Installment	1,113	318,065	2,407	397	—	321,982
Total consumer loans	21,938	1,883,634	6,969	495	10,358	1,923,394
Total loans	$136,690	$10,190,918	$39,725	$3,555	$66,924	$10,437,812
As of December 31, 2016
Commercial and industrial	$2,167	$2,788,891	$6,288	$374	$29,938	$2,827,658
Agricultural	512	388,067	—	736	181	389,496
Commercial real estate:
Office, retail and industrial	12,398	1,546,078	5,085	1,129	17,277	1,581,967
Multi-family	12,225	600,054	858	604	311	614,052
Construction	4,442	446,480	332	—	286	451,540
Other commercial real estate	12,219	961,709	1,182	1,526	2,892	979,528
Total commercial real estate	41,284	3,554,321	7,457	3,259	20,766	3,627,087
Total corporate loans	43,963	6,731,279	13,745	4,369	50,885	6,844,241
Home equity	615	738,213	3,581	109	5,465	747,983
1-4 family mortgages	14,949	403,521	2,241	272	2,939	423,922
Installment	1,459	234,805	1,476	259	—	237,999
Total consumer loans	17,023	1,376,539	7,298	640	8,404	1,409,904
Total loans	$60,986	$8,107,818	$21,043	$5,009	$59,289	$8,254,145

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $763,000 and $681,000 as of December 31, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 14
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2017	2016	2015	2014	2013
Non-accrual loans	$66,924	$59,289	$29,430	$66,157	$80,740
90 days or more past due loans, still accruing interest (1)	3,555	5,009	3,057	6,175	21,789
Total non-performing loans	70,479	64,298	32,487	72,332	102,529
Accruing TDRs	1,796	2,291	2,743	3,704	23,770
OREO	20,851	26,083	27,782	34,966	41,336
Total non-performing assets	$93,126	$92,672	$63,012	$111,002	$167,635
30-89 days past due loans (1)	$39,725	$21,043	$16,705	$22,638	$22,974
Non-accrual loans to total loans	0.64%	0.72%	0.41%	0.98%	1.41%
Non-performing loans to total loans	0.68%	0.78%	0.45%	1.07%	1.79%
Non-performing assets to loans plus OREO	0.89%	1.12%	0.88%	1.64%	2.91%
Interest income not recognized in the financial statements related to non-accrual loans for 2017					$1,576

(1)	PCI loans with an accretable yield are considered current and not included in past due loan totals.
Non-performing Assets
Total non-performing assets represented 0.89% of total loans and OREO at December 31, 2017, compared to 1.12% and 0.88% at December 31, 2016 and 2015, respectively. Included in non-performing assets as of December 31, 2017 was $5.3 million of OREO acquired in the Standard transaction.
As of December 31, 2016, non-performing assets increased by $29.7 million, or 47.1%, from December 31, 2015. This increase resulted primarily from the transfer of five corporate loan relationships to non-accrual status during 2016.
As of December 31, 2015, non-performing assets decreased by $48.0 million, or 43.2%, from December 31, 2014, due mainly to lower levels of non-accrual loans. The improvement in non-accrual loans related primarily to the final resolution of a large commercial loan relationship originally identified in the second half of 2014, for which a specific reserve was then established. In addition, lower levels of covered non-performing assets contributed to the decrease.
Non-performing assets decreased by $56.6 million, or 33.8%, from December 31, 2013 to December 31, 2014. This decrease was driven primarily by the return of three TDRs totaling $20.7 million to performing status, sales of OREO properties, and a decline in 90 days or more past due loans.

TDRs
Loan modifications may be performed at the request of an individual borrower and may include reductions in interest rates, changes in payments, and extensions of maturity dates. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a period of time, and these restructured loans remain classified as TDRs for the remaining terms of the loans. A discussion of our accounting policies for TDRs can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 15
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2017		2016		2015
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	11	$19,223	3	$431	5	$1,344
Commercial real estate:
Office, retail, and industrial	4	4,236	3	4,888	1	164
Multi-family	3	723	3	754	3	784
Other commercial real estate	1	192	3	316	3	340
Total commercial real estate loans	8	5,151	9	5,958	7	1,288
Total corporate loans	19	24,374	12	6,389	12	2,632
Home equity	15	824	16	997	17	1,161
1-4 family mortgages	11	1,131	11	1,202	11	1,274
Total consumer loans	26	1,955	27	2,199	28	2,435
Total TDRs	45	$26,329	39	$8,588	40	$5,067
Accruing TDRs	14	$1,796	18	$2,291	23	$2,743
Non-accrual TDRs	31	24,533	21	6,297	17	2,324
Total TDRs	45	$26,329	39	$8,588	40	$5,067
Year-to-date charge-offs on TDRs		$6,345		$1,492		$2,687
Specific reserves related to TDRs		1,977		—		758
As of December 31, 2017, TDRs totaled $26.3 million, increasing by $17.7 million from December 31, 2016. The increase was driven primarily by the extension of two non-accrual credits during 2017. The December 31, 2017 total includes $1.8 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
As of December 31, 2016, TDRs totaled $8.6 million, increasing by $3.5 million from December 31, 2015. This increase was driven primarily by the addition of two corporate loan relationships to non-accrual TDR status.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 16
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2017			December 31, 2016
	Special Mention (1)	Substandard (2)	Total (3)	Special Mention (1)	Substandard (2)	Total (3)
Commercial and industrial	$70,863	$30,074	$100,937	$92,340	$66,266	$158,606
Agricultural	10,989	5,732	16,721	17,039	5,894	22,933
Commercial real estate:
Office, retail, and industrial	25,546	38,977	64,523	33,852	39,513	73,365
Multi-family	7,395	1,802	9,197	3,972	2,029	6,001
Construction	10,184	7,516	17,700	111	12,197	12,308
Other commercial real estate	29,624	20,933	50,557	11,808	13,544	25,352
Total commercial real estate	72,749	69,228	141,977	49,743	67,283	117,026
Total corporate performing potential problem loans(4)	$154,601	$105,034	$259,635	$159,122	$139,443	$298,565
Corporate performing potential problem loans to corporate loans	1.82%	1.23%	3.05%	2.33%	2.04%	4.36%
Corporate PCI performing potential problem loans included in the total above	$17,685	$26,635	$44,320	$1,868	$13,598	$15,466

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $657,000 as of December 31, 2017 and $834,000 as of December 31, 2016.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans were 3.05% of corporate loans as of December 31, 2017, down from 4.36% as of December 31, 2016. The Standard acquisition added corporate performing potential problem loans that were designated as PCI. Management has specific monitoring and remediation plans associated with these loans.

OREO
OREO consists of properties acquired as the result of borrower defaults on loans. OREO was $20.9 million as of December 31, 2017, compared to $26.1 million as of December 31, 2016. As of December 31, 2017, total OREO includes $5.3 million that was acquired in the Standard transaction. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 17
OREO Properties by Type
(Dollar amounts in thousands)

	As of December 31,
	2017	2016	2015
Single-family homes	$837	$2,595	$3,965
Land parcels:
Raw land	850	1,464	1,464
Farm land	—	—	—
Commercial lots	8,698	8,176	9,207
Single-family lots	2,150	947	1,719
Total land parcels	11,698	10,587	12,390
Multi-family units	48	48	426
Commercial properties	8,268	12,853	11,001
Total OREO	$20,851	$26,083	$27,782
OREO Activity
A rollforward of OREO balances for the years ended December 31, 2017 and 2016 is presented in the following table.
Table 18
OREO Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016
Beginning balance	$26,083	$27,782
Transfers from loans	6,255	4,173
Acquired	8,424	2,863
Proceeds from sales	(19,326)	(7,539)
Gains (losses) on sales of OREO	1,451	(222)
OREO valuation adjustments	(2,036)	(974)
Ending Balance	$20,851	$26,083
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
Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date for such loans. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. In addition, certain acquired loans that have renewed subsequent to their respective acquisition dates are no longer classified as acquired loans. Instead, they are included with our loan population that is allocated an allowance in accordance with our allowance for loan losses methodology.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2017.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of and for the years ended December 31, 2017 and 2016.
Table 19
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans (1)	Total
Year Ended December 31, 2017
Beginning balance	$84,217	$2,866	$87,083
Net charge-offs	(21,236)	(408)	(21,644)
Provision for loan losses	31,142	148	31,290
Ending balance	$94,123	$2,606	$96,729
As of December 31, 2017
Total loans	$8,822,560	$1,615,252	$10,437,812
Remaining acquisition adjustment (2)	N/A	74,677	74,677
Allowance for credit losses to total loans (3)	1.07%	0.16%	0.93%
Remaining acquisition adjustment to acquired loans	N/A	4.62%	N/A
Year Ended December 31, 2016
Beginning balance	$73,268	$1,587	$74,855
Net charge-offs	(18,208)	(322)	(18,530)
Provision for loan losses	29,157	1,601	30,758
Ending balance	$84,217	$2,866	$87,083
As of December 31, 2016
Total loans	$7,620,100	$634,045	$8,254,145
Remaining acquisition adjustment (2)	N/A	22,574	22,574
Allowance for credit losses to total loans (3)	1.11%	0.45%	1.06%
Remaining acquisition adjustment to acquired loans	N/A	3.56%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $43.5 million and $31.2 million relating to PCI and non-purchased credit impaired ("non-PCI") loans, respectively, as of December 31, 2017, and $10.8 million and $11.8 million relating to PCI and non-PCI loans, respectively, as of December 31, 2016.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.07% as of December 31, 2017. The acquisition adjustment increased by $52.1 million during the year ended December 31, 2017, due primarily to the Standard transaction. This was partially offset by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.62% as of December 31, 2017. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $366.0 million and $117.6 million as of December 31, 2017 and 2016, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.6 million on acquired loans.

Table 20
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Change in allowance for credit losses
Beginning balance	$87,083	$74,855	$74,510	$87,121	$102,812
Loan charge-offs:
Commercial, industrial, and agricultural	22,885	9,982	16,422	17,776	13,282
Office, retail, and industrial	190	4,707	2,899	7,388	5,235
Multi-family	—	307	568	948	1,029
Construction	38	134	139	1,343	3,086
Other commercial real estate	755	2,932	2,678	4,975	5,828
Consumer	6,955	5,231	4,211	7,754	10,120
Total loan charge-offs	30,823	23,293	26,917	40,184	38,580
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	4,150	2,451	2,588	3,858	3,797
Office, retail, and industrial	2,935	337	534	693	228
Multi-family	39	97	15	97	584
Construction	270	56	350	303	1,032
Other commercial real estate	244	524	2,031	2,487	1,646
Consumer	1,541	1,298	1,183	767	1,095
Total recoveries of loan charge-offs	9,179	4,763	6,701	8,205	8,382
Net loan charge-offs	21,644	18,530	20,216	31,979	30,198
Provision for loan losses	31,290	30,983	21,152	19,168	16,257
(Decrease) increase in reserve for unfunded commitments (1)	—	(225)	(591)	200	(1,750)
Total provision for loan losses and other expense	31,290	30,758	20,561	19,368	14,507
Ending balance	$96,729	$87,083	$74,855	$74,510	$87,121
Allowance for credit losses
Allowance for loan losses	$95,729	$86,083	$73,630	$72,694	$85,505
Reserve for unfunded commitments	1,000	1,000	1,225	1,816	1,616
Total allowance for credit losses	$96,729	$87,083	$74,855	$74,510	$87,121
Allowance for credit losses to loans (2)	0.93%	1.06%	1.05%	1.11%	1.52%
Allowance for credit losses to loans, excluding acquired loans (3)	1.07%	1.11%	1.11%	1.24%	1.52%
Allowance for credit losses to non-accrual loans	144.54%	146.88%	254.35%	112.63%	107.90%
Allowance for credit losses to non-performing loans	137.25%	135.44%	230.42%	103.01%	84.97%
Average loans	$10,163,119	$7,864,851	$6,858,193	$6,109,928	$5,475,110
Net loan charge-offs to average loans	0.21%	0.24%	0.29%	0.52%	0.55%

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

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

Activity in the Allowance for Credit Losses
Net loan charge-offs to average loans declined to 0.21% for 2017 compared to 0.24% for 2016 and 0.29% for 2015. The improvement since 2013, and all other prior periods presented, reflects management's continued efforts to remediate problem credits.
The allowance for credit losses increased to $96.7 million as of December 31, 2017 from $87.1 million as of December 31, 2016, and $74.9 million as of December 31, 2015, driven primarily by loan growth and the impact of establishing an allowance on acquired loans. The decrease in the allowance for credit losses to total loans to 0.93% as of December 31, 2017 from 1.06% as of December 31, 2016 was due primarily to loans acquired in the Standard transaction.
The allowance for credit losses remained consistent at $74.9 million as of December 31, 2015 compared to $74.5 million as of December 31, 2014. This stability in the allowance for credit losses reflects the sustained improvement in our non-performing loan levels and the related credit metrics.
The allowance for credit losses declined by 14.5% to $74.5 million as of December 31, 2014 from $87.1 million as of December 31, 2013, reflecting reductions across most categories. This decrease in the allowance for credit losses reflected continuing improvement in our non-performing loans and the related credit metrics resulting from management's ongoing credit remediation focus.
Allocation of the Allowance for Credit Losses
Table 21
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2017	% of Total Loans (1)	2016	% of Total Loans (1)	2015	% of Total Loans (1)	2014	% of Total Loans (1)	2013	% of Total Loans (1)
Commercial, industrial, and agricultural	$55,791	37.9	$40,709	39.0	$37,074	40.7	$31,177	38.9	$32,162	38.0
Commercial real estate:
Office, retail, and industrial	10,996	19.0	17,595	19.2	13,124	19.5	13,053	22.2	11,881	24.1
Multi-family	2,534	6.5	3,261	7.4	2,469	7.4	2,387	8.4	2,069	5.9
Construction	3,501	5.2	3,586	5.4	1,533	3.0	3,503	3.1	8,517	3.4
Other commercial real estate	7,121	13.0	8,306	11.9	6,682	13.0	9,533	13.3	15,035	14.7
Total commercial real estate	24,152	43.7	32,748	43.9	23,808	42.9	28,476	47.0	37,502	48.1
Consumer	16,786	18.4	13,626	17.1	13,973	16.4	14,857	14.1	17,457	13.9
Total allowance for credit losses	$96,729	100.0	$87,083	100.0	$74,855	100.0	$74,510	100.0	$87,121	100.0
(1) Percentages represent total loans in each category to total loans.
INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective cash surrender value ("CSV") with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2017, the CSV of BOLI assets totaled $279.9 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2017, 50.1% of our total BOLI portfolio is invested in general account life insurance distributed among fifteen insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 49.9% is in separate account life insurance, which is managed by third-party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80% of their CSV, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

For the year ended December 31, 2017, we had BOLI income of $5.9 million compared to prior year BOLI income of $3.6 million.
GOODWILL
The carrying amount of goodwill was $697.6 million as of December 31, 2017 and $340.9 million as of December 31, 2016. Goodwill increased by $356.7 million from December 31, 2016, which consisted of $345.3 million related to the Standard acquisition, $11.0 million related to the Premier acquisition, and a $423,000 measurement period adjustment related to finalizing the fair values of assets acquired and liabilities assumed in the NI Bancshares acquisition. For additional detail regarding goodwill, see Note 9 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2017, we performed our annual impairment test of goodwill at October 1, 2017 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2017.
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
Table 22
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2017	2016	2015	2017-2016	2016-2015
Net DTAs	$64,736	$100,207	$86,693	(35.4)	15.6
Management assessed whether it is more likely than not that all or some portion of the DTAs will not be realized. This assessment considered whether, in the periods of reversal, the DTAs can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and corporate performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our DTAs will be fully realized and no valuation allowance is required as of December 31, 2017.
Net DTAs decreased in 2017 due primarily to the downward revaluation of DTAs by $26.6 million related to federal income tax reform, partly offset by a $2.8 million benefit due to changes in the Illinois income tax rates. In addition, accelerated tax gains associated with the disposition of assets resulting from the sale-leaseback transaction and securities valuation adjustments, partially offset by the utilization of net operating loss and credit carryforwards contributed to the decrease. Net DTAs increased in 2016 due primarily to accelerated tax gains associated with the disposition of assets resulting from the sale-leaseback transaction and securities valuation adjustments, partially offset by the utilization of net operating loss and credit carryforwards.
FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds and incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 50.0% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2017, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $82.6 million for the year ended December 31, 2017. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $48.2 million in junior subordinated debentures, $146.9 million in subordinated notes, and cash and interest-bearing deposits of $120.8 million as of December 31, 2017. On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2017, the Company entered into a first amendment to this credit facility, which extends the maturity to September 26, 2018. As of December 31, 2017, no amount was outstanding under the facility. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2017 are summarized in Notes 10 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 23
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2017	% of Total	2016	% of Total	2015	% of Total	2017-2016	2016-2015
Demand deposits	$3,520,737	29.7	$2,711,687	28.4	$2,479,072	29.3	29.8	9.4
Savings deposits	2,039,986	17.2	1,629,917	17.1	1,463,168	17.3	25.2	11.4
NOW accounts	1,990,021	16.8	1,634,029	17.1	1,390,616	16.5	21.8	17.5
Money market accounts	1,925,273	16.3	1,639,746	17.2	1,561,432	18.5	17.4	5.0
Core deposits	9,476,017	80.0	7,615,379	79.8	6,894,288	81.6	24.4	10.5
Time deposits	1,539,383	13.0	1,211,554	12.7	1,185,730	14.0	27.1	2.2
Brokered deposits	19,448	0.2	19,104	0.2	16,118	0.2	1.8	18.5
Total time deposits	1,558,831	13.2	1,230,658	12.9	1,201,848	14.2	26.7	2.4
Total deposits	11,034,848	93.2	8,846,037	92.7	8,096,136	95.8	24.7	9.3
Securities sold under agreements to repurchase	120,700	1.0	123,898	1.3	118,838	1.4	(2.6)	4.3
Federal funds purchased	—	—	—	—	18	—	—	(100.0)
FHLB advances	501,391	4.2	373,344	3.9	32,176	0.4	34.3	1,060.3
Other borrowings	—	—	321	—	—	—	(100.0)	N/M
Total borrowed funds	622,091	5.2	497,563	5.2	151,032	1.8	25.0	229.4
Senior and subordinated debt	194,891	1.6	197,515	2.1	201,041	2.4	(1.3)	(1.8)
Total funding sources	$11,851,830	100.0	$9,541,115	100.0	$8,448,209	100.0	24.2	12.9
N/M – Not meaningful.
Average Funding Sources
Total average funding sources of $11.9 billion for 2017 increased by $2.3 billion, or 24.2%, from 2016. The rise in average core deposits resulted primarily from $1.7 billion in core deposits assumed in the Standard acquisition, as well as organic growth.
Total average funding sources of $9.5 billion for 2016 increased by $1.1 billion, or 12.9%, from 2015, due primarily to $91.8 million and $594.9 million of deposits assumed in the Peoples and NI Bancshares acquisitions, respectively, and the addition of $740.1 million of FHLB advances throughout 2016.

Time Deposits
Table 24
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

As of December 31, 2017
Three months or less	$118,947
Greater than three months to six months	106,855
Greater than six months to twelve months	236,463
Greater than twelve months	279,636
Total	$741,901
Borrowed Funds
Table 25
Borrowed Funds
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$124,884	0.07	$129,008	0.05	$155,196	0.17
Federal funds purchased	—	—	—	—	—	—
FHLB advances	590,000	1.22	750,000	0.60	9,900	0.40
Total borrowed funds	$714,884	1.02	$879,008	0.52	$165,096	0.18
Average for the year-to-date period:
Securities sold under agreements to repurchase	$120,700	0.07	$123,898	0.08	$118,838	0.07
Federal funds purchased	—	—	—	—	18	—
FHLB advances	501,391	1.80	373,344	1.66	32,176	6.93
Other borrowings	—	—	321	3.74	—	—
Total borrowed funds	$622,091	1.46	$497,563	1.27	$151,032	1.53
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$140,764		$174,266		$163,982
Federal funds purchased	—		—		1,300
FHLB advances	940,000		750,000		62,500
Other borrowings	—		2,400		—
Average borrowed funds totaled $622.1 million, $497.6 million, and $151.0 million for 2017, 2016, and 2015, respectively. The increase in 2017 from 2016 and in 2016 from 2015 was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for the year-to-date periods was impacted by the hedging of $415.0 million and $325.0 million of FHLB advances as of December 31, 2017 and 2016, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 2.17% and 2.19% as of December 31, 2017 and 2016, respectively. For further discussion of interest rate swaps, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2017, the Company entered into a first amendment to this credit facility, which extends the maturity to September 26, 2018. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of December 31, 2017, no amount was outstanding under the facility.

We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
Senior and Subordinated Debt
Average senior and subordinated debt decreased by $2.6 million, or 1.3%, from 2016 to 2017 and $3.5 million, or 1.8%, from 2015 to 2016. These decreases resulted from the timing of the maturity and repayment of $38.5 million of 5.850% subordinated notes on April 1, 2016 and $115.0 million of the Company's 5.875% senior notes on November 22, 2016, which were partly offset by the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026, issued on September 29, 2016. See Note 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2017. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 26
Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	10	$9,406,542	$—	$—	$—	$9,406,542
Time deposits	10	1,086,528	504,372	55,414	469	1,646,783
Borrowed funds	11	714,884	—	—	—	714,884
Subordinated debt	12	—	—	—	195,170	195,170
Operating leases	8	19,241	34,585	33,196	119,847	206,869
Pension liability	16	6,849	10,828	10,280	39,966	67,923
Uncertain tax positions liability	15	N/M	N/M	N/M	N/M	16,248
Commitments to extend credit	20	N/M	N/M	N/M	N/M	2,866,172
Letters of credit	20	N/M	N/M	N/M	N/M	128,801
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2017 and December 31, 2016.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Table 27
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2017
	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
	2017	2016
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.95%	10.73%	10.00%	9%	$112,557
Tier 1 capital to risk-weighted assets	10.13%	9.83%	8.00%	27%	$253,479
CET1 to risk-weighted assets	10.13%	9.83%	6.50%	56%	$431,716
Tier 1 capital to average assets	9.10%	8.76%	5.00%	82%	$542,646
Company regulatory capital ratios
Total capital to risk-weighted assets	12.15%	12.23%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.10%	9.90%	N/A	N/A	N/A
CET1 to risk-weighted assets	9.68%	9.39%	N/A	N/A	N/A
Tier 1 capital to average assets	8.99%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios (1)(2)
Tangible common equity to tangible assets	8.33%	8.05%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income, to tangible assets	8.58%	8.42%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.31%	8.88%	N/A	N/A	N/A
N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Overall, the Company's regulatory capital ratios increased compared to December 31, 2016, due primarily to retained earnings and certain actions taken by management to sell all of its $47.7 million in CDOs, which received significantly higher risk-weightings for regulatory capital ratio calculation purposes. These increases were partially offset by the impact of the Standard and Premier acquisitions in the first quarter of 2017.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2017 and 2016 for the Company and the Bank, see Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Stock Repurchase Programs
The Company maintains a Board-approved stock repurchase program by which shares of Company common stock may be repurchased. Shares repurchased, whether as part of or outside of the Board-approved program, are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 133,907 treasury shares in 2017 and 119,823 treasury shares in 2016 pursuant to these plans.
Dividends
The Company's Board declared a quarterly cash dividend of $0.09 per share for the first quarter of 2015 and for each of the quarters through the first quarter of 2017. The Company increased the quarterly dividend to $0.10 per share for each of the quarters from the second quarter of 2017 through the fourth quarter of 2017. The dividend for the fourth quarter of 2017 represents the 140th consecutive cash dividend paid by the Company since its inception in 1983.

QUARTERLY EARNINGS
Table 28
Quarterly Earnings Performance (1)
(Dollar amounts in thousands, except per share data)

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$129,585	$129,916	$126,516	$123,699	$96,328	$97,906	$96,550	$87,548
Interest expense	10,254	10,023	8,933	8,502	8,304	6,934	6,569	6,834
Net interest income	119,331	119,893	117,583	115,197	88,024	90,972	89,981	80,714
Provision for loan losses	8,024	10,109	8,239	4,918	5,307	9,998	8,085	7,593
Noninterest income	34,905	43,348	44,945	39,951	39,711	45,853	37,822	35,926
Noninterest expense	102,326	97,190	99,751	116,642	92,669	82,888	81,354	82,589
Income before income tax expense	43,886	55,942	54,538	33,588	29,759	43,939	38,364	26,458
Income tax expense	41,539	17,707	19,588	10,733	9,041	15,537	13,097	8,496
Net income	$2,347	$38,235	$34,950	$22,855	$20,718	$28,402	$25,267	$17,962
Basic earnings per common share	$0.02	$0.37	$0.34	$0.23	$0.25	$0.35	$0.31	$0.23
Diluted earnings per common share	$0.02	$0.37	$0.34	$0.23	$0.25	$0.35	$0.31	$0.23
Diluted earnings per common share, adjusted (2)	$0.34	$0.33	$0.35	$0.34	$0.32	$0.32	$0.32	$0.27
Dividends declared per common share	$0.10	$0.10	$0.10	$0.09	$0.09	$0.09	$0.09	$0.09
Return on average common equity	0.49%	8.10%	7.58%	5.20%	6.42%	8.85%	8.13%	6.06%
Return on average common equity, adjusted (2)	7.20%	7.14%	7.74%	7.76%	8.02%	8.03%	8.25%	7.09%
Return on average assets	0.07%	1.07%	1.00%	0.68%	0.72%	1.00%	0.93%	0.72%
Return on average assets, adjusted (2)	0.96%	0.95%	1.02%	1.01%	0.90%	0.91%	0.94%	0.84%
Tax-equivalent net interest income/margin	3.84%	3.86%	3.88%	3.89%	3.44%	3.60%	3.72%	3.66%

(1)	All ratios are presented on an annualized basis.

(2)	These ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Quarterly earnings performance was impacted by certain significant transactions for all periods presented, which include: the downward revaluation of DTAs by $23.7 million due to federal income tax reform and changes in Illinois income tax rates (third and fourth quarters of 2017), certain actions related to the securities portfolio resulting in pre-tax net securities losses of $2.2 million (third and fourth quarters of 2017), a special bonus to colleagues of $1.9 million pre-tax and a charitable contribution of $1.6 million pre-tax (fourth quarter of 2017), pre-tax acquisition and integration related expenses of $384,000, $1.2 million, $18.6 million, $7.5 million, $1.2 million, $618,000, and $5.0 million (third, second and first quarters of 2017 and fourth, third, second, and first quarters of 2016, respectively), a lease cancellation fee of $950,000 pre-tax (fourth quarter of 2016), and gain on a sale-leaseback transaction of $5.5 million pre-tax (third quarter of 2016). Excluding these adjustments, earnings per share was $0.34, $0.33, $0.35, and $0.34 for the fourth, third, second, and first quarters of 2017, respectively, compared to $0.32 for each of the fourth, third, and second quarters of 2016 and $0.27 for the first quarter of 2016.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP and are consistent with general practices within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on the best available information as of the date of the financial statements that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
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
On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, management considers many factors including the severity and duration of the impairment, the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, intent to hold the security until its value recovers, and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities (losses) gains, but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. The determination of OTTI is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
We assess the likelihood that any DTAs will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management makes judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that DTAs included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods.
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

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, effective income tax rate, excluding revaluations of DTAs, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, adjusted.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transaction include the revaluation of DTAs (fourth and third quarters of 2017), certain actions resulting in securities losses and gains (fourth quarter and third quarters of 2017), a special bonus to colleagues (fourth quarter of 2017), a charitable contribution to the First Midwest Charitable Foundation (fourth quarter of 2017), acquisition and integration related expenses associated with completed and pending acquisitions (all periods presented, excluding the fourth quarter of 2017), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (fourth quarter of 2016), a net gain on sale-leaseback transaction (third quarter of 2016), property valuation adjustments (2015), a gain on the sale of an equity investment (2013), losses on early extinguishment of debt (2013), gain on the termination of FHLB commitments (2013), adjusted amortization of the FDIC indemnification asset (2013), and a BOLI modification loss (2013). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity is useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it enhances comparability for peer comparison purposes. In addition, management believes that presenting tax-equivalent net interest margin, excluding the impact of acquired loan accretion, enhances comparability for peer comparison purposes and is useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate based on the size of each acquisition, as well as from period to period.
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
The Company presents the allowance for credit losses to total loans, excluding acquired loans. Management believes excluding acquired loans is useful as it facilitates better comparability between periods as these loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes. See Table 20 in the section of this Item 7 titled "Loan Portfolio and Credit Quality" for details on the calculation of this measure.
Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. See the following reconciliations for details on the calculation of these measures to the extent presented herein.

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Earnings Per Share
Net income	$98,387	$92,349	$82,064	$69,306	$79,306
Net income applicable to non-vested restricted shares	(916)	(1,043)	(882)	(836)	(1,107)
Net income applicable to common shares	97,471	91,306	81,182	68,470	78,199
Adjustments to net income:
DTA revaluation	23,709	—	—	—	—
Losses from securities portfolio actions	2,160	—	—	—	—
Tax effect of losses from securities portfolio actions	(885)	—	—	—	—
Special bonus	1,915	—	—	—	—
Tax effect of special bonus	(785)	—	—	—	—
Charitable contribution	1,600	—	—	—	—
Tax effect of charitable contribution	(656)	—	—	—	—
Acquisition and integration related expenses	20,123	14,352	1,389	13,872	—
Tax effect of acquisition and integration related expenses	(8,053)	(5,741)	(556)	(5,549)	—
Lease cancellation fee	—	950	—	—	—
Tax effect of lease cancellation fee	—	(380)	—	—	—
Net gain on sale-leaseback transaction	—	(5,509)	—	—	—
Tax effect of net gain on sale-leaseback transaction	—	2,204	—	—	—
Property valuation adjustments	—	—	8,581	—	—
Tax effect of property valuation adjustments	—	—	(3,432)	—	—
Gain on sale of an equity investment	—	—	—	—	(34,042)
Tax effect of gain on sale of an equity investment	—	—	—	—	13,617
Losses on early extinguishment of debt	—	—	—	—	1,034
Tax effect of losses on early extinguishment of debt	—	—	—	—	(414)
Gain on termination of FHLB commitments	—	—	—	—	(7,829)
Tax effect of gain on termination of FHLB commitments	—	—	—	—	3,132
Adjusted amortization of FDIC indemnification asset	—	—	—	—	1,500
Tax effect of adjusted amortization of FDIC indemnification asset	—	—	—	—	(600)
BOLI modification loss	—	—	—	—	13,312
Total adjustments to net income, net of tax	39,128	5,876	5,982	8,323	(10,290)
Net income applicable to common shares, adjusted (1)	$136,599	$97,182	$87,164	$76,793	$67,909
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,423	79,797	77,059	74,484	73,984
Dilutive effect of common stock equivalents	20	13	13	12	10
Weighted-average diluted common shares outstanding	101,443	79,810	77,072	74,496	73,994
Basic EPS	$0.96	$1.14	$1.05	$0.92	$1.06
Diluted EPS	$0.96	$1.14	$1.05	$0.92	$1.06
Diluted EPS, adjusted (1)	$1.35	$1.22	$1.13	$1.03	$0.92
Return on Average Assets
Net income	$98,387	$92,349	$82,064	$69,306	$79,306
Total adjustments to net income, net of tax	39,128	5,876	5,982	8,323	(10,290)
Net income, adjusted (1)	$137,515	$98,225	$88,046	$77,629	$69,016
Average assets	$13,978,693	$10,934,240	$9,702,051	$8,677,712	$8,278,439
Return on average assets	0.70%	0.84%	0.85%	0.80%	0.96%
Return on average assets, adjusted (1)	0.98%	0.90%	0.91%	0.89%	0.83%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$97,471	$91,306	$81,182	$68,470	$78,199
Intangibles amortization	7,865	4,682	3,920	2,888	3,278
Tax effect of intangibles amortization	(3,183)	(1,873)	(1,568)	(1,155)	(1,311)
Net income applicable to common shares, excluding intangibles amortization	102,153	94,115	83,534	70,203	80,166
Total adjustments to net income, net of tax	39,128	5,876	5,982	8,323	(10,290)
Net income applicable to common shares, excluding intangibles amortization, adjusted (1)	$141,281	$99,991	$89,516	$78,526	$69,876
Average stockholders' equity	$1,832,880	$1,236,606	$1,132,058	$1,043,566	$972,283
Less: average intangible assets	(751,292)	(363,112)	(332,269)	$(290,303)	$(279,021)
Average tangible common equity	$1,081,588	$873,494	$799,789	$753,263	$693,262
Return on average common equity	5.32%	7.38%	7.17%	6.56%	8.04%
Return on average common equity, adjusted (1)	7.45%	7.86%	7.70%	7.36%	6.98%
Return on average tangible common equity	9.44%	10.77%	10.44%	9.32%	11.56%
Return on average tangible common equity, adjusted (1)	13.06%	11.45%	11.19%	10.42%	10.08%
Efficiency Ratio Calculation
Noninterest expense	$415,909	$339,500	$307,216	$283,826	$256,737
Less:
Net OREO expense	(4,683)	(3,024)	(5,281)	(7,075)	(8,547)
Special bonus	(1,915)	—	—	—	—
Charitable contribution	(1,600)	—	—	—	—
Acquisition and integration related expenses	(20,123)	(14,352)	(1,389)	(13,872)	—
Lease cancellation fee	—	(950)	—	—	—
Property valuation adjustments	—	—	(8,581)	—	—
Total	$387,588	$321,174	$291,965	$262,879	$248,190
Tax-equivalent net interest income (2)	$479,965	$358,334	$322,277	$288,589	$272,429
Fee-based revenues	155,166	145,101	127,259	111,081	106,282
Add:
Other income, excluding BOLI income	3,913	3,635	2,764	2,672	2,297
Net trading gains	—	—	—	—	3,189
BOLI income	5,946	3,647	4,185	2,873	1,468
Tax-equivalent adjustment of BOLI income	3,964	2,431	2,790	1,915	979
Total	$648,954	$513,148	$459,275	$407,130	$386,644
Efficiency ratio	59.73%	62.59%	63.57%	64.57%	64.19%
Effective Tax Rate
Income before income tax expense	$187,954	$138,520	$119,811	$100,476	$128,021
Income tax expense	$89,567	$46,171	$37,747	$31,170	$48,715
DTA revaluations	(23,709)	—	—	—	—
Income tax expense, excluding revaluations of DTAs	$65,858	$46,171	$37,747	$31,170	$48,715
Effective income tax rate	47.65%	33.33%	31.51%	31.02%	38.05%
Effective income tax rate, excluding revaluations of DTAs	35.04%	33.33%	31.51%	31.02%	38.05%
Divided Payout Ratio
Common dividends declared	$0.39	$0.36	$0.36	$0.31	$0.16
EPS	0.96	1.14	1.05	0.92	1.06
EPS, adjusted (1)	1.35	1.22	1.13	1.03	0.92
Dividend payout ratio	40.63%	31.58%	34.17%	33.70%	15.14%
Dividend payout ratio, adjusted (1)	28.89%	29.51%	31.86%	30.10%	17.39%

	As of December 31,
	2017	2016
Tangible Common Equity
Stockholders' equity	$1,864,874	$1,257,080
Less: goodwill and other intangible assets	(754,757)	(366,876)
Tangible common equity	1,110,117	890,204
Less: AOCI	33,036	40,910
Tangible common equity, excluding AOCI	$1,143,153	$931,114
Total assets	$14,077,052	$11,422,555
Less: goodwill and other intangible assets	(754,757)	(366,876)
Tangible assets	$13,322,295	$11,055,679
Risk-weighted assets	$11,920,372	$10,019,434
Tangible common equity to tangible assets	8.33%	8.05%
Tangible common equity, excluding AOCI, to tangible assets	8.58%	8.42%
Tangible common equity to risk-weighted assets	9.31%	8.88%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Performance
Net income	$2,347	$38,235	$34,950	$22,855	$20,718	$28,402	$25,267	$17,962
Net income applicable to non-vested restricted shares	(6)	(340)	(336)	(234)	(217)	(324)	(290)	(212)
Net income applicable to common shares	2,341	37,895	34,614	22,621	20,501	28,078	24,977	17,750
Adjustments to net income:
DTA revaluation	26,555	(2,846)	—	—	—	—	—	—
Losses (gains) from securities portfolio actions	5,357	(3,197)	—	—	—	—	—	—
Tax effect of losses (gains) from securities portfolio actions	(2,196)	1,311	—	—	—	—	—	—
Special bonus	1,915	—	—	—	—	—	—	—
Tax effect of special bonus	(785)	—	—	—	—	—	—	—
Charitable contribution	1,600	—	—	—	—	—	—	—
Tax effect of charitable contribution	(656)	—	—	—	—	—	—	—
Acquisition and integration related expenses	—	384	1,174	18,565	7,542	1,172	618	5,020
Tax effect of acquisition and integration related expenses	—	(157)	(470)	(7,426)	(3,017)	(469)	(247)	(2,008)
Lease cancellation fee	—	—	—	—	950	—	—	—
Tax effect of lease cancellation fee	—	—	—	—	(380)	—	—	—
Net gain on sale-leaseback transaction	—	—	—	—	—	(5,509)	—	—
Tax effect of net gain on sale-leaseback transaction	—	—	—	—	—	2,204	—	—
Total adjustments to net income, net of tax	31,790	(4,505)	704	11,139	5,095	(2,602)	371	3,012
Net income applicable to common shareholders, adjusted	$34,131	$33,390	$35,318	$33,760	$25,596	$25,476	$25,348	$20,762
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,766	101,752	101,743	100,411	80,415	80,396	80,383	77,980
Dilutive effect of common stock equivalents	15	13	13	12	15	13	13	12
Weighted-average diluted common shares outstanding	101,787	101,772	101,763	100,432	80,430	80,409	80,396	77,992
Average stockholders' equity	$1,880,265	$1,855,647	$1,830,536	$1,763,538	$1,269,993	$1,261,702	$1,235,497	$1,178,588
Average assets	14,118,625	14,155,766	13,960,843	13,673,125	11,380,108	11,322,325	10,968,516	10,056,845
Diluted EPS	$0.02	$0.37	$0.34	$0.23	$0.25	$0.35	$0.31	$0.23
Diluted EPS, adjusted (1)	$0.34	$0.33	$0.35	$0.34	$0.32	$0.32	$0.32	$0.27
Return on average common equity (3)	0.49%	8.10%	7.58%	5.20%	6.42%	8.85%	8.13%	6.06%
Return on average common equity, adjusted (1)(3)	7.20%	7.14%	7.74%	7.76%	8.02%	8.03%	8.25%	7.09%
Return on average assets (3)	0.07%	1.07%	1.00%	0.68%	0.72%	1.00%	0.93%	0.72%
Return on average assets, adjusted (1)(3)	0.96%	0.95%	1.02%	1.01%	0.90%	0.91%	0.94%	0.84%

(1)
Adjustments to net income for the fourth and third quarters of 2017 include revaluation of DTAs related to federal income tax reform and changes in Illinois income tax rates, a special colleague bonus, additional charitable contribution, and certain actions related to the securities portfolio. In addition, net income for certain periods was adjusted for acquisition and integration related expenses associated with completed and pending acquisitions, a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation, a net gain on a sale-leaseback transaction, property valuation adjustments, a gain on the sale of an equity investment, losses on early extinguishment of debt, gain on the termination of FHLB commitments, adjusted amortization of the FDIC indemnification asset, and a BOLI modification loss.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of December 31, 2017 and 2016, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2017, compared to 48% and 52%, respectively, as of December 31, 2016. See Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps.
As of December 31, 2017, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 93% of the total compared to 7% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 95% of fixed rate securities and 5% of floating rate interest-bearing deposits in other banks as of December 31, 2016. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term Prime or LIBOR rates. The amount of floating rate loans with active interest rate floors was $60.0 million, or 1%, of the floating rate loan portfolio as of December 31, 2017 compared to $271.5 million, or 5%, of the floating rate loan portfolio as of December 31, 2016. On the liability side of the balance sheet, 86% of average deposits as of December 31, 2017 and 2016, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of December 31, 2017
Dollar change	$70,999	$44,733	$33,099	$(44,579)
Percent change	14.8%	9.3%	6.9%	(9.3)%
As of December 31, 2016
Dollar change	$44,092	$25,412	$12,763	$(26,013)
Percent change	12.3%	7.1%	3.6%	(7.2)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2017 would increase net interest income by $44.7 million, or 9.3%, over the next twelve months compared to no change in interest rates. This same measure was $25.4 million, or 7.1%, as of December 31, 2016.
Overall, positive interest rate risk volatility as of December 31, 2017 increased compared to December 31, 2016. This increase was driven primarily by a reduction in short-term FHLB advances, resulting from the sale of securities acquired in the Standard transaction. In addition, continued growth in floating rate loans funded with both core and time deposits contributed to the increase.

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

/s/ MICHAEL L. SCUDDER	/s/ PATRICK S. BARRETT
Michael L. Scudder	Patrick S. Barrett
Chairman of the Board, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1996.

Chicago, Illinois
February 28, 2018

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2017	2016
Assets
Cash and due from banks	$192,800	$155,055
Interest-bearing deposits in other banks	153,770	107,093
Trading securities, at fair value	20,447	17,920
Securities available-for-sale, at fair value	1,884,209	1,919,450
Securities held-to-maturity, at amortized cost (fair value 2017 – $12,013; 2016 – $18,212)	13,760	22,291
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	69,708	59,131
Loans	10,437,812	8,254,145
Allowance for loan losses	(95,729)	(86,083)
Net loans	10,342,083	8,168,062
Other real estate owned ("OREO")	20,851	26,083
Premises, furniture, and equipment, net	123,316	82,577
Investment in bank-owned life insurance ("BOLI")	279,900	219,746
Goodwill and other intangible assets	754,757	366,876
Accrued interest receivable and other assets	221,451	278,271
Total assets	$14,077,052	$11,422,555
Liabilities
Noninterest-bearing deposits	$3,576,190	$2,766,748
Interest-bearing deposits	7,477,135	6,061,855
Total deposits	11,053,325	8,828,603
Borrowed funds	714,884	879,008
Senior and subordinated debt	195,170	194,603
Accrued interest payable and other liabilities	248,799	263,261
Total liabilities	12,212,178	10,165,475
Stockholders' Equity
Common stock	1,123	913
Additional paid-in capital	1,031,870	498,937
Retained earnings	1,074,990	1,016,674
Accumulated other comprehensive loss, net of tax	(33,036)	(40,910)
Treasury stock, at cost	(210,073)	(218,534)
Total stockholders' equity	1,864,874	1,257,080
Total liabilities and stockholders' equity	$14,077,052	$11,422,555

	December 31, 2017		December 31, 2016
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	150,000
Shares issued	—	112,351	—	91,284
Shares outstanding	—	102,717	—	81,325
Treasury shares	—	9,634	—	9,959

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest Income
Loans	$463,331	$337,998	$300,303
Investment securities – taxable	35,569	28,724	18,082
Investment securities – tax-exempt	6,296	8,737	13,861
Other short-term investments	4,520	2,873	3,738
Total interest income	509,716	378,332	335,984
Interest Expense
Deposits	16,184	9,863	9,527
Borrowed funds	9,100	6,313	2,314
Senior and subordinated debt	12,428	12,465	12,545
Total interest expense	37,712	28,641	24,386
Net interest income	472,004	349,691	311,598
Provision for loan losses	31,290	30,983	21,152
Net interest income after provision for loan losses	440,714	318,708	290,446
Noninterest Income
Service charges on deposit accounts	48,368	40,665	39,979
Wealth management fees	41,321	33,071	29,162
Card-based fees	28,992	29,104	26,984
Merchant servicing fees	10,340	12,533	11,739
Capital market products income	8,171	10,024	4,806
Mortgage banking income	8,131	10,162	5,741
Other service charges, commissions, and fees	9,843	9,542	8,848
BOLI income	5,946	3,647	4,185
Net securities (losses) gains	(1,876)	1,420	2,373
Other income	3,913	3,635	2,764
Net gain on sale-leaseback transaction	—	5,509	—
Total noninterest income	163,149	159,312	136,581
Noninterest Expense
Salaries and wages	182,507	151,341	133,739
Retirement and other employee benefits	41,886	33,309	31,852
Net occupancy and equipment expense	49,751	41,154	38,720
Professional services	33,689	25,122	22,720
Technology and related costs	18,068	14,765	14,581
Federal Deposit Insurance Corporation ("FDIC") premiums	8,987	6,268	6,017
Advertising and promotions	8,694	7,787	7,606
Merchant card expense	8,377	10,782	9,886
Cardholder expense	7,323	5,812	5,243
Net OREO expense	4,683	3,024	5,281
Other expenses	31,821	24,834	21,601
Acquisition and integration related expenses	20,123	14,352	1,389
Lease cancellation fee	—	950	—
Property valuation adjustments	—	—	8,581
Total noninterest expense	415,909	339,500	307,216
Income before income tax expense	187,954	138,520	119,811
Income tax expense	89,567	46,171	37,747
Net income	$98,387	$92,349	$82,064
Per Common Share Data
Basic earnings per common share	$0.96	$1.14	$1.05
Diluted earnings per common share	0.96	1.14	1.05
Weighted-average common shares outstanding	101,423	79,797	77,059
Weighted-average diluted common shares outstanding	101,443	79,810	77,072

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income	$98,387	$92,349	$82,064
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	12,641	(19,204)	(9,824)
Tax effect	(5,077)	7,682	3,906
Net of tax	7,564	(11,522)	(5,918)
Reclassification of net (losses) gains included in net income:
Before tax	(1,876)	1,420	2,373
Tax effect	771	(568)	(970)
Net of tax	(1,105)	852	1,403
Net unrealized holding gains (losses)	8,669	(12,374)	(7,321)
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(4,333)	2,175	(2,233)
Tax effect	1,746	(883)	903
Net of tax	(2,587)	1,292	(1,330)
Unrecognized Net Pension Costs
Net unrealized holding gains (losses)
Before tax	2,988	(2,002)	(6,570)
Tax effect	(1,196)	563	2,687
Net of tax	1,792	(1,439)	(3,883)
Total other comprehensive income (loss)	7,874	(12,521)	(12,534)
Total comprehensive income	$106,261	$79,828	$69,530

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,950)	$(1,138)	$(11,767)	$(15,855)
Other comprehensive loss	(7,321)	(1,330)	(3,883)	(12,534)
Balance at December 31, 2015	(10,271)	(2,468)	(15,650)	(28,389)
Other comprehensive loss	(12,374)	1,292	(1,439)	(12,521)
Balance at December 31, 2016	(22,645)	(1,176)	(17,089)	(40,910)
Other comprehensive income	8,669	(2,587)	1,792	7,874
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	77,695	$882	$449,798	$899,516	$(15,855)	$(233,566)	$1,100,775
Net income	—	—	—	82,064	—	—	82,064
Other comprehensive loss	—	—	—	—	(12,534)	—	(12,534)
Common dividends declared ($0.36 per common share)	—	—	—	(28,064)	—	—	(28,064)
Purchase of treasury stock	(7)	—	—	—	—	(120)	(120)
Restricted stock activity	267	—	(10,236)	—	—	6,940	(3,296)
Treasury stock issued to benefit plans	(3)	—	(132)	—	—	333	201
Share-based compensation expense	—	—	7,242	—	—	—	7,242
Balance at December 31, 2015	77,952	882	446,672	953,516	(28,389)	(226,413)	1,146,268
Net income	—	—	—	92,349	—	—	92,349
Other comprehensive loss	—	—	—	—	(12,521)	—	(12,521)
Common dividends declared ($0.36 per common share)	—	—	—	(29,191)	—	—	(29,191)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	13	—	227	—	—	—	227
Restricted stock activity	326	—	(10,685)	—	—	8,012	(2,673)
Treasury stock issued to benefit plans	(8)	—	(21)	—	—	(133)	(154)
Share-based compensation expense	—	—	7,879	—	—	—	7,879
Balance at December 31, 2016	81,325	913	498,937	1,016,674	(40,910)	(218,534)	1,257,080
Net income	—	—	—	98,387	—	—	98,387
Other comprehensive income	—	—	—	—	7,874	—	7,874
Common dividends declared ($0.39 per common share)	—	—	—	(40,071)	—	—	(40,071)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	9	—	240	—	—	—	240
Restricted stock activity	317	—	(11,855)	—	—	8,196	(3,659)
Treasury stock issued to benefit plans	(12)	—	3	—	—	(293)	(290)
Share-based compensation expense	—	—	11,223	—	—	—	11,223
Balance at December 31, 2017	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$98,387	$92,349	$82,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,290	30,983	21,152
Depreciation of premises, furniture, and equipment	13,995	12,804	13,367
Net amortization of premium on securities	16,142	13,653	4,849
Net securities losses (gains)	1,876	(1,420)	(2,373)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(7,078)	(8,931)	(6,847)
Net losses on sales and valuation adjustments of OREO	585	1,196	2,631
Amortization of the FDIC indemnification asset	1,208	1,185	1,461
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(125)	(4,762)	7,718
BOLI income	(5,946)	(3,647)	(4,185)
Net pension cost (income)	981	(513)	622
Share-based compensation expense	11,223	7,879	7,242
Tax benefit (expense) related to share-based compensation	349	(197)	(406)
Provision for deferred income tax (benefit) expense	(4,077)	(1,367)	16,897
Amortization of other intangible assets	7,865	4,682	3,920
Originations of mortgage loans held-for-sale	(254,030)	(238,192)	(158,699)
Proceeds from sales of mortgage loans held-for-sale	258,626	246,642	158,791
Net (increase) decrease in trading securities	(2,527)	(1,026)	566
Net decrease (increase) in accrued interest receivable and other assets	121,577	(76,902)	10,023
Net (decrease) increase in accrued interest payables and other liabilities	(55,762)	47,118	(1,042)
Net cash provided by operating activities	234,559	121,534	157,751
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	349,444	360,303	322,764
Proceeds from sales of securities available-for-sale	629,843	53,186	93,909
Purchases of securities available-for-sale	(733,440)	(933,317)	(509,481)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	8,546	8,077	4,645
Purchases of securities held-to-maturity	(15)	(5,352)	(1,242)
Purchases of FHLB stock	(7,330)	(18,276)	(1,190)
Net increase in loans	(457,501)	(714,213)	(399,807)
Proceeds from claims on BOLI, net of premiums paid	1,722	1,588	1,082
Proceeds from sales of OREO	19,326	7,539	18,572
Proceeds from sales of premises, furniture, and equipment	18,031	152,863	1,230
Purchases of premises, furniture, and equipment	(16,123)	(19,083)	(11,269)
Net cash received from (paid for) acquisitions	41,717	57,347	(16,047)
Net cash used in investing activities	(145,780)	(1,049,338)	(496,834)
Financing Activities
Net increase in deposit accounts	200,848	135,944	118,167
Net (decrease) increase in borrowed funds	(164,124)	711,496	25,902
Purchase of treasury stock	—	—	(120)
Net proceeds from the issuance of subordinated debt	—	146,484	—
Payments for the retirement of senior and subordinated debt	—	(153,500)	—
Cash dividends paid	(37,129)	(29,198)	(27,036)
Restricted stock activity	(3,952)	(2,476)	(2,890)
Net cash (used in) provided by financing activities	(4,357)	808,750	114,023
Net increase (decrease) in cash and cash equivalents	84,422	(119,054)	(225,060)
Cash and cash equivalents at beginning of year	262,148	381,202	606,262
Cash and cash equivalents at end of year	$346,570	$262,148	$381,202

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$15,191	$57,553	$25,022
Interest paid to depositors and creditors	36,424	27,400	24,535
Dividends declared, but unpaid	10,185	7,243	7,250
Common stock issued for acquisitions, net of issuance costs	534,090	54,896	—
Non-cash transfers of loans to OREO	6,255	4,173	13,504
Non-cash transfers of loans held-for-investment to loans held-for-sale	48,999	93,981	57,130

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations located primarily throughout the Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. The Company operates three wholly-owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Premier Asset Management LLC ("Premier"). The Bank conducts the majority of the Company's operations, Catalyst manages certain non-performing assets of the Company, and Premier is a registered investment advisor providing advisory services to certain of the Company's wealth management clients.
The Company is engaged in commercial and retail banking and offers a broad range of banking, treasury management, and wealth management products and services, tailored to the needs of its commercial and industrial, commercial real estate, municipal, and consumer customers.
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
Depreciable Assets – Premises, furniture, and equipment are stated at cost, less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Useful lives range from 3 to 10 years for furniture and equipment and 25 to 40 years for premises. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term. Gains on dispositions are included in other noninterest income and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life. Certain assets, such as buildings and land, that the Company intends to sell and meet held-for-sale criteria are transferred into the held-for-sale category at the lower of their fair value, as determined by a current appraisal, or their recorded investment.
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
Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. The Company performs impairment testing using a qualitative approach to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, macroeconomic conditions, industry and market specific conditions and trends, the Company's financial performance, market capitalization, stock price, and Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more-likely-than-not that an impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative two-step goodwill impairment test. In the first step, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of the reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill.
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
Comprehensive Income – Comprehensive income is the total of reported net income and other comprehensive income (loss) which includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated as cash flow hedges, and (iii) changes in unrecognized net pension costs related to the Company's pension plan.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more-likely-than-not. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.
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
Accounting for Employee Share-based Payments: In March of 2016, the FASB issued guidance to simplify the accounting for employee share-based payment transactions. The guidance requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. In addition, the guidance allows entities to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The adoption of this guidance on January 1, 2017 resulted in a $638,000 tax benefit to the provision for income tax expense for the year ended December 31, 2017, recorded in the Company's results of operations. The Company elected to estimate forfeitures, which is consistent with the Company's practice before the adoption of this guidance.
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
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. Based upon the Company's final assessment, this guidance will affect the presentation of merchant servicing fees, card-based fees, cardholder expenses, and merchant card expense that are currently presented on a gross basis within noninterest income and noninterest expense but will now be required to be presented on a net basis within noninterest income. In addition, qualitative disclosures regarding noninterest income will be expanded. The Company will adopt this guidance on January 1, 2018 using the modified retrospective approach and does not expect the changes in presentation of certain contract costs or the expanded disclosures to have a significant impact on the Company's financial condition, results of operations, or liquidity.
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
During 2016, the Bank entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $74.6 million remaining as of December 31, 2017. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity and will no longer be accreted as a reduction to lease expense in net occupancy and equipment expense. For additional discussion of the sale-leaseback transaction, see note 8 "Premises, Furniture, and Equipment." Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February of 2018, the FASB issued guidance that requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. The Company has elected to reclassify $6.9 million of these stranded tax effects from accumulated other comprehensive loss to retained earnings as of the beginning of the period of adoption on January 1, 2018.
3.  ACQUISITIONS
Completed Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard Bancshares, Inc. ("Standard") the holding company for Standard Bank and Trust Company. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. Based on the closing price of a share of Company common stock of $25.34 on that date, as reported by NASDAQ, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock was canceled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Goodwill of $345.3 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017.
During 2017, the Company finalized the fair value adjustments associated with the Standard transaction, which required a measurement period adjustment of $6.0 million to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier, a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
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
During 2017, the Company finalized the fair value adjustments associated with the NI Bancshares transaction, which required a measurement period adjustment of $423,000 to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.

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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Standard	NI Bancshares
	January 6, 2017	March 8, 2016
Assets
Cash and due from banks and interest-bearing deposits in other banks	$102,149	$72,533
Securities available-for-sale	214,107	125,843
Securities held-to-maturity	—	1,864
FHLB and FRB stock	3,247	1,549
Loans	1,762,303	396,181
OREO	8,424	2,863
Investment in BOLI	55,629	8,384
Goodwill	345,334	22,174
Other intangible assets	31,072	10,408
Premises, furniture, and equipment	56,517	19,636
Accrued interest receivable and other assets	60,278	16,453
Total assets	$2,639,060	$677,888
Liabilities
Noninterest-bearing deposits	$675,354	$130,909
Interest-bearing deposits	1,348,520	464,012
Total deposits	2,023,874	594,921
Borrowed funds	—	2,416
Intangible liabilities	—	230
Accrued interest payable and other liabilities	34,471	10,239
Total liabilities	2,058,345	607,806
Consideration Paid
Common stock (2017 - 21,057,085 share issued at $25.34 per share, 2016 - 3,042,494 shares issued at $18.059 per share), net of issuance costs	533,590	54,896
Cash paid	47,125	15,186
Total consideration paid	580,715	70,082
	$2,639,060	$677,888
Expenses related to the acquisition and integration of completed and pending transactions totaled $20.1 million, $14.4 million and $1.4 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income. The acquisition of Standard was considered material to the Company's financial statements; therefore, pro forma financial data and related disclosures are included in the following tables.

The unaudited pro forma combined results of operations for the years ended December 31, 2017 and 2016 are presented as if the Standard acquisition had occurred on January 1, 2016, the first day of the Company's 2016 fiscal year. The unaudited pro forma combined results of operations are presented for illustrative purposes only and do not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented. The unaudited pro forma combined results of operations also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors. Acquisition and integration related expenses directly attributable to the Standard acquisition have been excluded from the following table and were $19.1 million and $8.0 million for the years ended December 31, 2017 and 2016.
Unaudited Pro Forma Combined Results of Operations
(Dollar amounts in thousands)

	Years Ended
	December 31,
	2017	2016
Total revenues (1)	$636,762	$616,922
Net income	109,195	108,770

(1)	Includes net interest income and total noninterest income.
Acquired loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. Acquired loans are separated into (i) non-PCI and (ii) PCI loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination at the acquisition date. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. PCI loans are accounted for based on estimates of expected future cash flows. Accretable yield is recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. For additional discussion regarding significant accounting policies on acquired loans see Note 1, "Summary of Significant Accounting Policies."
The following table presents additional detail for loans acquired in the Standard transaction at the acquisition date.
Standard Acquired Loans
(Dollar amounts in thousands)

	January 6, 2017
	PCI Loans	Non-PCI Loans
Fair value	$125,382	$1,636,921
Contractually required principal and interest payments	218,680	1,930,311
Best estimate of contractual cash flows not expected to be collected (1)	65,610	100,469
Best estimate of contractual cash flows expected to be collected	153,070	1,829,842

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2017				2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$46,529	$—	$(184)	$46,345	$48,581	$26	$(66)	$48,541
U.S. agency securities	157,636	197	(986)	156,847	183,528	519	(410)	183,637
Collateralized mortgage obligations ("CMOs")	1,113,019	121	(17,954)	1,095,186	1,064,130	969	(17,653)	1,047,446
Other mortgage-backed securities ("MBSs")	373,676	201	(4,334)	369,543	337,139	1,395	(5,879)	332,655
Municipal securities	209,558	693	(1,260)	208,991	273,319	1,245	(3,718)	270,846
Trust-preferred collateralized debt obligations ("CDOs")	—	—	—	—	47,681	261	(14,682)	33,260
Equity securities	7,408	194	(305)	7,297	3,206	147	(288)	3,065
Total securities available-for-sale	$1,907,826	$1,406	$(25,023)	$1,884,209	$1,957,584	$4,562	$(42,696)	$1,919,450
Securities Held-to-Maturity
Municipal securities	$13,760	$—	$(1,747)	$12,013	$22,291	$—	$(4,079)	$18,212
Trading Securities				$20,447				$17,920
Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$87,379	$87,053	$1,432	$1,250
After one year to five years	323,203	322,000	5,831	5,090
After five years to ten years	3,141	3,130	2,243	1,959
After ten years	—	—	4,254	3,714
Securities that do not have a single contractual maturity date	1,494,103	1,472,026	—	—
Total	$1,907,826	$1,884,209	$13,760	$12,013
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.1 billion for both December 31, 2017 and 2016. No securities held-to-maturity were pledged as of December 31, 2017 or 2016.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2017 or 2016.

During the years ended December 31, 2017, 2016, and 2015 there were no material gross trading gains (losses). The following table presents net realized (losses) gains on securities available-for-sale for the three years ended December 31, 2017.
Securities Available-for-Sale (Losses) Gains
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Gains (losses) on sales of securities:
Gross realized gains	$5,478	$1,589	$2,519
Gross realized losses	(7,354)	(169)	(146)
Net realized (losses) gains on sales of securities	(1,876)	1,420	2,373
Non-cash impairment charges:
OTTI	—	—	—
Net realized (losses) gains	$(1,876)	$1,420	$2,373
Net securities losses for 2017 consisted primarily of sales of CMOs and CDOs at net losses of $2.8 million and $404,000, respectively, partially off-set by sales of municipal and other securities at gains of $854,000 and $449,000, respectively. During 2016, net securities gains consisted primarily of sales of municipal securities at net gains of $1.1 million and equity securities at net gains of $304,000. Net securities gains for 2015 consisted primarily of sales of MBSs at net gains of $1.9 million and sales of CMOs, municipal securities, and other investments at net gains of $521,000.
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the years ended December 31, 2017, 2016, and 2015.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$23,345	$23,345	$23,516
OTTI included in earnings (1):
Losses on securities that previously had OTTI	—	—	—
Losses on securities that did not previously have OTTI	—	—	—
Reduction for securities sales (2)	(23,345)	—	(171)
Ending balance	$—	$23,345	$23,345

(1)	Included in net securities (losses) gains in the Consolidated Statements of Income.

(2)
These reductions were driven by the sale of 11 CDOs with a carrying value of $47.7 million during the year ended December 31, 2017 and one CMO with a carrying value of $1.3 million during the year ended December 31, 2015.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2017 and 2016.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2017
Securities Available-for-Sale
U.S. treasury securities	20	$19,918	$87	$26,427	$97	$46,345	$184
U.S. agency securities	72	66,899	300	58,021	686	124,920	986
CMOs	211	365,131	3,265	633,227	14,689	998,358	17,954
MBSs	86	126,136	902	210,017	3,432	336,153	4,334
Municipal securities	265	35,500	479	81,360	781	116,860	1,260
Equity securities	2	391	214	6,386	91	6,777	305
Total	656	$613,975	$5,247	$1,015,438	$19,776	$1,629,413	$25,023
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$12,013	$1,747	$12,013	$1,747

As of December 31, 2016
Securities Available-for-Sale
U.S. treasury securities	16	$33,505	$61	$3,995	$5	$37,500	$66
U.S. agency securities	28	62,064	364	11,814	46	73,878	410
CMOs	194	523,233	10,309	411,758	7,344	934,991	17,653
MBSs	68	221,174	4,726	77,780	1,154	298,954	5,880
Municipal securities	380	133,957	3,059	29,280	659	163,237	3,718
CDOs	7	—	—	30,592	14,682	30,592	14,682
Equity securities	2	404	201	2,319	86	2,723	287
Total	695	$974,337	$18,720	$567,538	$23,976	$1,541,875	$42,696
Securities Held-to-Maturity
Municipal securities	14	$—	$—	$18,212	$4,079	$18,212	$4,079

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2017 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Commercial and industrial	$3,529,914	$2,827,658
Agricultural	430,886	389,496
Commercial real estate:
Office, retail, and industrial	1,979,820	1,581,967
Multi-family	675,463	614,052
Construction	539,820	451,540
Other commercial real estate	1,358,515	979,528
Total commercial real estate	4,553,618	3,627,087
Total corporate loans	8,514,418	6,844,241
Home equity	827,055	747,983
1-4 family mortgages	774,357	423,922
Installment	321,982	237,999
Total consumer loans	1,923,394	1,409,904
Total loans	$10,437,812	$8,254,145
Deferred loan fees included in total loans	$4,986	$3,838
Overdrawn demand deposits included in total loans	8,587	7,836
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. As part of the underwriting process, the Company examines current and expected future cash flows to determine the ability of the borrower to repay its obligation. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value due to economic or other factors. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans substantially depend on the ability of the borrower to collect amounts due from its customers. Some short-term loans may be made on an unsecured basis.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in the real estate market. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio are balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets.
Construction loans are generally made based on estimates of costs and values associated with the completed project and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Sources of repayment may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, construction loans have a higher risk profile than other real estate loans since repayment is impacted by real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.
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
The Bank is a member of the FHLB and FRB and has access to financing secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. The carrying value of loans that were pledged to secure liabilities as of December 31, 2017 and 2016 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2017	2016
Loans pledged to secure:
FHLB advances (blanket pledge)	$4,587,240	$3,667,202
FRB's Discount Window Primary Credit Program	1,099,712	777,950
Total	$5,686,952	$4,445,152
As of December 31, 2017 and 2016, based on loans pledged under a blanket pledge agreement noted in the table above, the Bank was eligible to borrow up to $2.6 billion and $2.0 billion, respectively, in FHLB advances. As of December 31, 2017 and 2016, the Bank was eligible to borrow up to $843.6 million and $629.7 million, respectively, through the FRB's Discount Window Primary Credit Program based on assets pledged. For additional disclosure related to the Company's outstanding balance of borrowings, see Note 11, "Borrowed Funds."
Loan Sales
The following table presents loan sales for the years ended December 31, 2017, 2016, and 2015.
Loan Sales
(Dollar amounts in thousands)

	As of December 31,
	2017	2016	2015
Corporate loan sales
Proceeds from sales	$52,974	$54,681	$31,091
Less book value of loans sold	51,781	52,821	29,535
Net gains on corporate sales (1)	$1,193	$1,860	$1,556
1-4 family mortgage loan sales
Proceeds from sales	$258,626	$290,383	$185,308
Less book value of loans sold	252,741	283,312	180,017
Net gains on 1-4 family mortgage sales (2)	5,885	7,071	5,291
Total net gains on loan sales	$7,078	$8,931	$6,847

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)	Net gains on mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 20, "Commitments, Guarantees, and Contingent Liabilities."

6.  ACQUIRED AND COVERED LOANS
Covered loans consist of loans acquired by the Company in FDIC-assisted transactions which are covered by the FDIC Agreements. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Both acquired and covered loans are included in loans in the Consolidated Statements of Financial Condition. The significant accounting policies related to acquired and covered loans, which are classified as PCI and Non-PCI, and the related FDIC indemnification asset, are presented in Note 1, "Summary of Significant Accounting Policies."
Non-residential mortgage loans related to FDIC-assisted transactions are no longer covered under the FDIC Agreements. These non-residential loans, which totaled $12.7 million and $14.9 million as of December 31, 2017 and 2016, respectively, are included in acquired loans and no longer classified as covered loans. The losses on residential mortgage loans will continue to be covered under the FDIC Agreements through various dates between December 31, 2019 and September 30, 2020.
The following table presents acquired and covered PCI and Non-PCI loans as of December 31, 2017 and 2016.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2017			2016
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$130,694	$1,512,664	$1,643,358	$53,772	$613,339	$667,111
Covered loans	6,759	11,789	18,548	7,895	15,379	23,274
Total acquired and covered loans	$137,453	$1,524,453	$1,661,906	$61,667	$628,718	$690,385
The outstanding balance of PCI loans was $210.7 million and $84.8 million as of December 31, 2017 and 2016, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $366.0 million and $117.6 million as of December 31, 2017 and 2016, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of December 31, 2017, 2016, and 2015.
A rollforward of the carrying value of the FDIC indemnification asset for the three years ended December 31, 2017 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$4,522	$3,903	$8,452
Amortization	(1,208)	(1,185)	(1,461)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(792)	330	1,313
Net payments to (from) the FDIC	792	1,474	(4,401)
Ending balance	$3,314	$4,522	$3,903

Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$19,386	$24,912	$28,244
Additions	27,316	3,981	1,168
Accretion	(15,529)	(8,063)	(11,311)
Other (1)	1,784	(1,444)	6,811
Ending balance	$32,957	$19,386	$24,912

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for December 31, 2017, 2016, and 2015 was $33.9 million, $14.6 million, and $16.3 million, respectively.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2017 and 2016. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current (1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual (2)	90 Days or More Past Due, Still Accruing Interest
As of December 31, 2017
Commercial and industrial	$3,490,783	$34,620	$4,511	$39,131	$3,529,914	$40,580	$1,830
Agricultural	430,221	280	385	665	430,886	219	177
Commercial real estate:
Office, retail, and industrial	1,970,564	3,156	6,100	9,256	1,979,820	11,560	345
Multi-family	672,098	3,117	248	3,365	675,463	377	20
Construction	539,043	198	579	777	539,820	209	371
Other commercial real estate	1,353,263	2,545	2,707	5,252	1,358,515	3,621	317
Total commercial real estate	4,534,968	9,016	9,634	18,650	4,553,618	15,767	1,053
Total corporate loans	8,455,972	43,916	14,530	58,446	8,514,418	56,566	3,060
Home equity	820,099	4,102	2,854	6,956	827,055	5,946	98
1-4 family mortgages	770,120	2,145	2,092	4,237	774,357	4,412	—
Installment	319,178	2,407	397	2,804	321,982	—	397
Total consumer loans	1,909,397	8,654	5,343	13,997	1,923,394	10,358	495
Total loans	$10,365,369	$52,570	$19,873	$72,443	$10,437,812	$66,924	$3,555
As of December 31, 2016
Commercial and industrial	$2,816,442	$6,426	$4,790	$11,216	$2,827,658	$29,938	$374
Agricultural	388,596	—	900	900	389,496	181	736
Commercial real estate:
Office, retail, and industrial	1,564,007	5,327	12,633	17,960	1,581,967	17,277	1,129
Multi-family	612,446	858	748	1,606	614,052	311	604
Construction	450,927	332	281	613	451,540	286	—
Other commercial real estate	974,575	1,307	3,646	4,953	979,528	2,892	1,526
Total commercial real estate	3,601,955	7,824	17,308	25,132	3,627,087	20,766	3,259
Total corporate loans	6,806,993	14,250	22,998	37,248	6,844,241	50,885	4,369
Home equity	740,919	4,545	2,519	7,064	747,983	5,465	109
1-4 family mortgages	420,264	2,652	1,006	3,658	423,922	2,939	272
Installment	236,264	1,476	259	1,735	237,999	—	259
Total consumer loans	1,397,447	8,673	3,784	12,457	1,409,904	8,404	640
Total loans	$8,204,440	$22,923	$26,782	$49,705	$8,254,145	$59,289	$5,009

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $763,000 and $681,000 as of December 31, 2017 and December 31, 2016, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2017, 2016, and 2015 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Year Ended December 31, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(22,885)	(190)	—	(38)	(755)	(6,955)	—	(30,823)
Recoveries	4,150	2,935	39	270	244	1,541	—	9,179
Net charge-offs	(18,735)	2,745	39	232	(511)	(5,414)	—	(21,644)
Provision for loan losses and other	33,817	(9,344)	(766)	(195)	(847)	8,625	—	31,290
Ending Balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Year Ended December 31, 2016
Beginning balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855
Charge-offs	(9,982)	(4,707)	(307)	(134)	(2,932)	(5,231)	—	(23,293)
Recoveries	2,451	337	97	56	524	1,298	—	4,763
Net charge-offs	(7,531)	(4,370)	(210)	(78)	(2,408)	(3,933)	—	(18,530)
Provision for loan losses and other	11,166	8,841	1,002	2,082	4,038	3,854	(225)	30,758
Ending balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Year Ended December 31, 2015
Beginning balance	$31,177	$13,053	$2,387	$3,031	$9,019	$14,027	$1,816	$74,510
Charge-offs	(16,422)	(2,899)	(568)	(139)	(2,678)	(4,211)	—	(26,917)
Recoveries	2,588	534	15	350	2,031	1,183	—	6,701
Net charge-offs	(13,834)	(2,365)	(553)	211	(647)	(3,028)	—	(20,216)
Provision for loan losses and other	19,731	2,436	635	(1,802)	(2,263)	2,415	(591)	20,561
Ending balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2017 and 2016.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2017
Commercial, industrial, and agricultural	$38,718	$3,909,380	$12,702	$3,960,800	$10,074	$45,293	$424	$55,791
Commercial real estate:
Office, retail, and industrial	10,810	1,954,435	14,575	1,979,820	—	9,333	1,663	10,996
Multi-family	621	660,771	14,071	675,463	—	2,436	98	2,534
Construction	—	530,977	8,843	539,820	—	3,331	150	3,481
Other commercial real estate	1,468	1,291,723	65,324	1,358,515	—	5,415	966	6,381
Total commercial real estate	12,899	4,437,906	102,813	4,553,618	—	20,515	2,877	23,392
Total corporate loans	51,617	8,347,286	115,515	8,514,418	10,074	65,808	3,301	79,183
Consumer	—	1,901,456	21,938	1,923,394	—	15,533	1,013	16,546
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,617	$10,248,742	$137,453	$10,437,812	$10,074	$82,341	$4,314	$96,729
As of December 31, 2016
Commercial, industrial, and agricultural	$24,645	$3,189,327	$3,182	$3,217,154	$507	$39,554	$648	$40,709
Commercial real estate:
Office, retail, and industrial	16,287	1,553,234	12,446	1,581,967	—	16,148	1,447	17,595
Multi-family	398	601,429	12,225	614,052	—	3,059	202	3,261
Construction	34	447,058	4,448	451,540	—	3,280	164	3,444
Other commercial real estate	1,286	965,900	12,342	979,528	18	6,613	1,108	7,739
Total commercial real estate	18,005	3,567,621	41,461	3,627,087	18	29,100	2,921	32,039
Total corporate loans	42,650	6,756,948	44,643	6,844,241	525	68,654	3,569	72,748
Consumer	—	1,392,880	17,024	1,409,904	—	12,210	1,125	13,335
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$42,650	$8,149,828	$61,667	$8,254,145	$525	$81,864	$4,694	$87,083

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2017 and 2016. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2017				2016
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$4,234	$34,484	$53,192	$10,074	$11,579	$13,066	$29,514	$507
Agricultural	—	—	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	7,154	3,656	14,246	—	16,287	—	21,057	—
Multi-family	621	—	621	—	398	—	398	—
Construction	—	—	—	—	34	—	34	—
Other commercial real estate	1,468	—	1,566	—	1,016	270	2,141	18
Total commercial real estate	9,243	3,656	16,433	—	17,735	270	23,630	18
Total impaired loans individually evaluated for impairment	$13,477	$38,140	$69,625	$10,074	$29,314	$13,336	$53,144	$525
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2017, 2016, and 2015. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
Commercial and industrial	$33,956	$1,059	$9,178	$104	$8,940	$163
Agricultural	279	101	—	—	—	—
Commercial real estate:
Office, retail, and industrial	13,106	325	12,867	291	9,359	52
Multi-family	441	28	479	11	855	13
Construction	7	136	63	—	3,902	118
Other commercial real estate	1,615	41	2,809	86	3,310	44
Total commercial real estate	15,170	530	16,218	388	17,426	227
Total impaired loans	$49,404	$1,690	$25,396	$492	$26,366	$390

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans as of December 31, 2017 and 2016.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention (1)(4)	Substandard (2)(4)	Non-accrual (3)	Total
As of December 31, 2017
Commercial and industrial	$3,388,133	$70,863	$30,338	$40,580	$3,529,914
Agricultural	413,946	10,989	5,732	219	430,886
Commercial real estate:
Office, retail, and industrial	1,903,737	25,546	38,977	11,560	1,979,820
Multi-family	665,496	7,395	2,195	377	675,463
Construction	521,911	10,184	7,516	209	539,820
Other commercial real estate	1,304,337	29,624	20,933	3,621	1,358,515
Total commercial real estate	4,395,481	72,749	69,621	15,767	4,553,618
Total corporate loans	$8,197,560	$154,601	$105,691	$56,566	$8,514,418
As of December 31, 2016
Commercial and industrial	$2,638,833	$92,340	$66,547	$29,938	$2,827,658
Agricultural	366,382	17,039	5,894	181	389,496
Commercial real estate:
Office, retail, and industrial	1,491,170	34,007	39,513	17,277	1,581,967
Multi-family	607,342	4,370	2,029	311	614,052
Construction	438,946	111	12,197	286	451,540
Other commercial real estate	951,284	11,808	13,544	2,892	979,528
Total commercial real estate	3,488,742	50,296	67,283	20,766	3,627,087
Total corporate loans	$6,493,957	$159,675	$139,724	$50,885	$6,844,241

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $657,000 as of December 31, 2017 and $834,000 as of December 31, 2016.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2017
Home equity	$821,109	$5,946	$827,055
1-4 family mortgages	769,945	4,412	774,357
Installment	321,982	—	321,982
Total consumer loans	$1,913,036	$10,358	$1,923,394
As of December 31, 2016
Home equity	$742,518	$5,465	$747,983
1-4 family mortgages	420,983	2,939	423,922
Installment	237,999	—	237,999
Total consumer loans	$1,401,500	$8,404	$1,409,904

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2017 and 2016. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2017			2016
	Accruing	Non-accrual (1)	Total	Accruing	Non-accrual (1)	Total
Commercial and industrial	$264	$18,959	$19,223	$281	$150	$431
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	4,236	4,236	155	4,733	4,888
Multi-family	574	149	723	586	168	754
Construction	—	—	—	—	—	—
Other commercial real estate	192	—	192	268	48	316
Total commercial real estate	766	4,385	5,151	1,009	4,949	5,958
Total corporate loans	1,030	23,344	24,374	1,290	5,099	6,389
Home equity	86	738	824	177	820	997
1-4 family mortgages	680	451	1,131	824	378	1,202
Installment	—	—	—	—	—	—
Total consumer loans	766	1,189	1,955	1,001	1,198	2,199
Total loans	$1,796	$24,533	$26,329	$2,291	$6,297	$8,588

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $2.0 million in specific reserves related to TDRs as of December 31, 2017, and there were no specific reserves related to TDRs as of December 31, 2016.
The following table presents a summary of loans that were restructured during the years ended December 31, 2017, 2016, and 2015.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2017
Commercial and industrial	12	$26,733	$9,035	$—	$6,232	$29,536
Office, retail, and industrial	2	3,656	—	—	—	3,656
Total loans restructured during the period	14	$30,389	$9,035	$—	$6,232	$33,192
Year Ended December 31, 2016
Office, retail, and industrial	1	$5,460	$—	$—	$1,083	$4,377
Other commercial real estate	1	745	—	—	—	745
Total loans restructured during the period	2	$6,205	$—	$—	$1,083	$5,122
Year Ended December 31, 2015
Home equity	1	$120	$—	$—	$—	$120
1-4 family mortgages	2	325	—	—	—	325
Total loans restructured during the period	3	$445	$—	$—	$—	$445

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. The following table presents TDRs that had payment defaults during the years ended December 31, 2017, 2016, and 2015 where the default occurred within twelve months of the restructure date.
TDRs That Defaulted Within Twelve Months of the Restructured Date
(Dollar amounts in thousands)

	Years Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Home equity	—	$—	1	$119	—	$—
Total	—	$—	1	$119	—	$—
A rollforward of the carrying value of TDRs for the years ended December 31, 2017, 2016, and 2015 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Accruing
Beginning balance	$2,291	$2,743	$3,704
Additions	15,819	—	120
Net payments	(1,923)	(120)	(774)
Returned to performing status	—	—	—
Net transfers to non-accrual	(14,391)	(332)	(307)
Ending balance	1,796	2,291	2,743
Non-accrual
Beginning balance	6,297	2,324	19,904
Additions	14,570	6,205	325
Net payments	(4,380)	(1,072)	(15,525)
Charge-offs	(6,345)	(1,492)	(2,687)
Transfers to OREO	—	—	—
Loans sold	—	—	—
Net transfers from accruing	14,391	332	307
Ending balance	24,533	6,297	2,324
Total TDRs	$26,329	$8,588	$5,067
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
There were no material commitments to lend additional funds to borrowers with TDRs as of December 31, 2017 and 2016.

8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Land	$30,470	$18,304
Premises	123,873	94,369
Furniture and equipment	115,013	105,859
Total cost	269,356	218,532
Accumulated depreciation	(148,248)	(140,030)
Net book value of premises, furniture, and equipment	121,108	78,502
Assets held-for-sale	2,208	4,075
Premises, furniture, and equipment, net	$123,316	$82,577
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party for an aggregate cash purchase price of $150.3 million, 55 properties with book values totaling $58.8 million, owned and operated by the Bank as branches. The Bank concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. Subject to the right of the Bank to terminate certain of the lease agreements at the end of the eleventh year, the lease agreements have initial terms of 14 years. Each lease agreement provides the Bank with five consecutive renewal options of five years each. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. Remaining pre-tax gains were $74.6 million and $81.0 million as of December 31, 2017 and 2016, respectively, and will be accreted as a reduction to lease expense in net occupancy and equipment expense in the Consolidated Statement of Income on a straight-line basis over the initial terms of the leases.
As of December 31, 2017 and 2016, assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $14.0 million in 2017, $12.8 million in 2016, and $13.4 million in 2015.
Operating Leases
As of December 31, 2017, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year Ending December 31,
2018	$19,241
2019	17,659
2020	16,926
2021	16,732
2022	16,464
2023 and thereafter	119,847
Total minimum lease payments	$206,869

The Company assumed certain operating leases related to various branches in previous acquisitions. An intangible liability is recorded when the cash flows of a lease exceed its fair market value. This intangible liability is accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2018 and 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.
The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
Year Ending December 31,
2018	$935
2019	685
2020	648
2021	648
2022	639
2023 and thereafter	3,358
Total accretion	$6,913
The following table presents net operating lease expense for the years ended December 31, 2017, 2016, and 2015.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Lease expense charged to operations	$18,666	$11,207	$6,850
Accretion of operating lease intangible (1)	(1,180)	(1,171)	(1,144)
Accretion of deferred gain on sale-leaseback transaction (1)	(5,872)	(1,473)	—
Rental income from premises leased to others (1)	(682)	(527)	(606)
Net operating lease expense	$10,932	$8,036	$5,100

(1)	Included as reductions to net occupancy and equipment expense in the Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2017. It was determined that no impairment existed as of that date or as of December 31, 2017. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016, and 2015.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$340,879	$319,007	$310,589
Acquisitions	356,729	21,872	8,418
Ending balance	$697,608	$340,879	$319,007
The increase in goodwill for the year ended December 31, 2017 resulted from the Standard and Premier acquisitions and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition. During the year ended December 31, 2016 the increase resulted from the NI Bancshares acquisition and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the Peoples

Bancorp, Inc. ("Peoples") acquisition. During the year ended December 31, 2015, the increase in goodwill resulted from the Peoples acquisition and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the Great Lakes Financial Resources, Inc. acquisition. See Note 3, "Acquisitions," for additional detail regarding transactions completed in 2017 and 2016.
The Company's other intangible assets consist of core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. The increase in other intangible assets for the year ended December 31, 2017 resulted from the Standard and Premier acquisitions. The increase in other intangible assets for the year ended December 31, 2016 resulted from the NI Bancshares acquisition. During 2017 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2017			2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270	$47,970	$24,360	$23,610
Additions	39,017	—	39,017	10,409	—	10,409	580	—	580
Amortization expense	—	7,865	(7,865)	—	4,682	(4,682)	—	3,920	(3,920)
Ending balance	$97,976	$40,827	$57,149	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270
Weighted-average remaining life (in years)			8.3			7.6			7.4
Estimated remaining useful lives (in years)			0.2 to 9.3			0.6 to 9.3			0.8 to 10.0
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending December 31,
2018	$7,139
2019	7,073
2020	7,023
2021	6,946
2022	6,867
2023 and thereafter	22,101
Total	$57,149
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Demand deposits	$3,576,190	$2,766,748
Savings deposits	2,011,999	1,615,833
NOW accounts	1,962,304	1,675,421
Money market deposits	1,856,049	1,577,316
Time deposits less than $100,000	904,882	755,558
Time deposits greater than $100,000	741,901	437,727
Total deposits	$11,053,325	$8,828,603

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year Ending December 31,
2018	$1,086,528
2019	418,176
2020	86,196
2021	38,569
2022	16,845
2023 and thereafter	469
Total	$1,646,783

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Securities sold under agreements to repurchase	$124,884	$129,008
FHLB advances	590,000	750,000
Total borrowed funds	$714,884	$879,008
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2017, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. See Note 5, "Loans," for detail of the carrying value of loans pledged. As of December 31, 2017, FHLB advances had fixed interest rates that range from 1.30% to 1.46% and maturity dates that range from January 2, 2018 to March 1, 2018.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 19 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2017 and 2016.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
FRBs Discount Window Primary Credit Program	$843,618	$629,699
Available federal funds lines	667,000	632,000
Correspondent bank line of credit	50,000	50,000

On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2017, the Company entered into a first amendment to this credit facility, which extends the maturity to September 26, 2018. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management may use this line of credit for general corporate purposes. As of December 31, 2017, no amount was outstanding under the facility.
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.
12.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2017	2016
Subordinated notes	September 2016	September 2026	5.875%	$146,927	$146,573
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,801	37,800
Great Lakes Statutory Trust II ("GLST II") (1)	December 2005	December 2035	L+1.400% (2)	4,486	4,391
Great Lakes Statutory Trust III ("GLST III") (1)	June 2007	September 2037	L+1.700% (2)	5,956	5,839
Total junior subordinated debentures				48,243	48,030
Total senior and subordinated debt				$195,170	$194,603

(1)
The junior subordinated debentures related to GLST II and GLST III were assumed by the Company through an acquisition. As of December 31, 2017, these amounts include acquisition adjustments which resulted in a discount of $1.7 million to GLST II and $2.3 million to GLST III. The acquisition adjustments totaled $1.8 million and $2.4 million to GLST II and GLST III, respectively, as of December 31, 2016.

(2)	The interest rates are a variable rate based on the three-month LIBOR plus 1.400% and 1.700% for GLST II and GLST III, respectively.
On April 1, 2016, $38.5 million of 5.850% subordinated notes matured and were repaid by the Company and on November 22, 2016, $115.0 million of 5.875% senior notes matured and were repaid by the Company.
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

13.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On January 6, 2017, the Company issued 21,057,085 shares of its $0.01 par value common stock at a price of $25.34 as part of the consideration in the Standard acquisition. Additional information regarding the Standard acquisition is presented in Note 3, "Acquisitions."
On March 8, 2016, the Company issued 3,042,494 shares of its $0.01 par value common stock at a price of $18.059 as part of the consideration in the NI Bancshares acquisition. Additional information regarding the NI Bancshares acquisition is presented in Note 3, "Acquisitions."
Authorized Common Stock
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
Quarterly Dividend on Common Shares
The Company's Board of Directors ("the Board") declared cash dividends on the Company's common stock of $0.09 per share for the first quarter of 2015, and $0.09 per share for each of the quarters through the first quarter of 2017. The Company increased the quarterly dividend to $0.10 per share for each of the quarters from the second quarter of 2017 through the fourth quarter of 2017.
Other than share-based compensation which is disclosed in Note 17, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2017.
14.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted EPS.
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net income	$98,387	$92,349	$82,064
Net income applicable to non-vested restricted shares	(916)	(1,043)	(882)
Net income applicable to common shares	$97,471	$91,306	$81,182
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,423	79,797	77,059
Dilutive effect of common stock equivalents	20	13	13
Weighted-average diluted common shares outstanding	101,443	79,810	77,072
Basic EPS	$0.96	$1.14	$1.05
Diluted EPS	0.96	1.14	1.05
Anti-dilutive shares not included in the computation of diluted EPS (1)	229	494	800

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.

15.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Current income tax expense:
Federal	$93,540	$46,748	$18,524
State	104	790	2,326
Total	93,644	47,538	20,850
Deferred income tax (benefit) expense:
Federal	(12,219)	(7,786)	12,048
State	8,142	6,419	4,849
Total	(4,077)	(1,367)	16,897
Total income tax expense	$89,567	$46,171	$37,747
The Tax Cuts and Jobs Act ("federal income tax reform") was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax ("AMT") and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee, and (vii) limits the deductibility of deposit insurance premiums. Federal income tax reform also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when an entity does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of federal income tax reform. SAB 118 provides guidance on accounting for the effects of federal income tax reform where the Company's determinations are incomplete but the Company is able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of federal income tax reform.
As of December 31, 2017, the Company has completed the majority of its accounting for the tax effects of federal income tax reform. The Company has recognized provisional adjustments for the revaluation of deferred tax assets to reflect the reduced rate that will apply in future periods when these deferred taxes are settled and realized. Although the tax rate reduction is known, the Company has not fully collected all of the necessary data to complete its analysis of the effect of federal income tax reform on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. Any subsequent adjustment to these amounts, if any, will be recorded to income tax expense during 2018.
Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income as well as state income taxes. 2017 current federal income tax expense included $26.6 million for the fourth quarter revaluation of deferred tax assets as a result of federal income tax reform. This revaluation adjustment remains preliminary and may change as the Company completes the accounting for the federal income tax reform. State income tax expense and the related effective income tax rate are driven by both the amount of state tax-exempt income in relation to pre-tax income and state tax rules for consolidated/combined reporting and sourcing of income and expense. 2017 current state income tax included a $2.8 million benefit recorded in the third quarter due to a change in the Illinois income tax rate.

Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$65,784	35.0%	$48,482	35.0%	$41,934	35.0%
Increase (decrease) in income taxes resulting from:
Revaluation of deferred tax assets	23,709	12.6	—	—	—	—
Tax-exempt income, net of interest expense disallowance	(5,065)	(2.7)	(5,439)	(3.9)	(6,752)	(5.6)
State income tax, net of federal income tax effect	5,069	2.7	4,323	3.1	4,665	3.9
Other	70	0.1	(1,195)	(0.9)	(2,100)	(1.8)
Total	$89,567	47.7%	$46,171	33.3%	$37,747	31.5%
The increase in income tax expense and the effective tax rate from the years ended December 31, 2016 to 2017 was due primarily to higher pre-tax income subject to tax at statutory rates, the $26.6 million downward revaluation of deferred tax assets as a result of federal income tax reform, partly offset by a $2.8 million benefit due to a change in the Illinois income tax rate. The increase in income tax expense and the effective tax rate from the years ended December 31, 2015 to 2016 resulted primarily from an increase in income subject to tax at statutory rates, partially offset by decreases in state statutory rates.
As of December 31, 2017, 2016, and 2015, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Deferred tax assets:
Allowance for credit losses	$20,285	$30,399
Deferred gain on sale-leaseback transaction	15,668	28,133
Equity based compensation	3,605	5,228
Federal and state net operating loss ("NOL") carryforwards	3,384	388
Acquisition adjustments	2,489	—
OREO	2,089	4,336
Non-equity based compensation	897	6,060
AMT and other credit carryforwards	667	90
Unrealized losses on securities	23	18,320
Other	12,494	10,997
Total deferred tax assets	61,601	103,951
Deferred tax liabilities:
Deferred loan fees and costs	(4,169)	(3,172)
Accrued retirement benefits	(3,517)	(6,281)
Fixed assets	(1,660)	(397)
Cancellation of indebtedness income	(641)	(2,136)
Acquisition adjustments	—	(13,407)
Other	(2,449)	(6,045)
Total deferred tax liabilities	(12,436)	(31,438)
Deferred tax valuation allowance	—	—
Net deferred tax assets	49,165	72,513
Tax effect of adjustments related to other comprehensive income (loss)	15,571	27,694
Net deferred tax assets including adjustments	$64,736	$100,207
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2035	$—	$574
Illinois gross NOL carryforwards, begin to expire in 2025	188,995	26,342
Indiana gross NOL carryforwards, begin to expire in 2025	16,174	1,003
AMT credits	410	—
During the year ended December 31, 2017, the Company recorded net deferred tax assets of $41.5 million related to the Standard acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition. During the year ended December 31, 2016, the Company recorded net deferred tax assets of $4.4 million related to the NI Bancshares acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Peoples acquisition.
During the years ended December 31, 2017 and 2016, the Company transferred certain loans into Real Estate Mortgage Investment Conduit trusts which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.
Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2014.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$2,039	$1,408	$912
Additions for tax positions relating to the current year	845	640	480
Additions for tax positions relating to prior years	13,389	—	37
Reductions for tax positions relating to prior years	(25)	(9)	(21)
Ending balance	$16,248	$2,039	$1,408
Interest and penalties not included above (1):
Interest expense, net of tax effect, and penalties	$118	$49	$20
Accrued interest and penalties, net of tax effect, at end of year	191	73	24

(1)	Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next twelve months. Included in the balance as of December 31, 2017, 2016, and 2015 are tax positions totaling $12.9 million, $1.4 million and $936,000, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
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
Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Profit sharing expense (1)	$7,346	$6,171	$6,919
Company dividends received by the Profit Sharing Plan	$441	$494	$466
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,079,975	1,175,858	1,277,567
Fair value	$25,930	$29,667	$23,546

(1)	Included in retirement and other employee benefits in the Consolidated Statements of Income.

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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Accumulated benefit obligation	$67,923	$68,959
Change in projected benefit obligation
Beginning balance	$68,959	$67,185
Service cost	—	—
Interest cost	1,712	1,635
Settlements	(6,271)	(3,136)
Actuarial loss	4,240	3,851
Benefits paid	(717)	(576)
Ending balance	$67,923	$68,959
Change in fair value of plan assets
Beginning balance	$65,189	$64,903
Actual return on plan assets	7,958	3,998
Benefits paid	(717)	(576)
Settlements	(6,271)	(3,136)
Ending balance	$66,159	$65,189
Funded status recognized in the Consolidated Statements of Financial Condition
Noncurrent liability	$(1,764)	$(3,770)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	$—	$—
Net loss	25,495	28,483
Net amount recognized	$25,495	$28,483
Actuarial losses included in accumulated other comprehensive loss as a percent of
Accumulated benefit obligation	37.5%	41.3%
Fair value of plan assets	38.5%	43.7%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year
Prior service cost	$—	$—
Net loss	561	582
Net amount expected to be recognized	$561	$582
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation
Discount rate	3.45%	3.86%
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
To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2017 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income (loss) is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Components of net periodic benefit cost
Interest cost	$1,712	$1,635	$2,334
Expected return on plan assets	(3,802)	(4,057)	(4,333)
Recognized net actuarial loss	591	571	367
Amortization of prior service cost	—	—	—
Recognized settlement loss	2,480	1,338	2,254
Net periodic cost (income)	981	(513)	622
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income (loss)
Net loss for the period	(83)	(3,911)	(9,191)
Amortization of net loss	3,071	1,909	2,621
Total unrealized gain (loss)	2,988	(2,002)	(6,570)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$2,007	$(1,489)	$(7,192)
Weighted-average assumptions used to determine the net periodic cost
Discount rate	3.86%	3.99%	3.60%
Expected return on plan assets	6.25%	6.50%	6.50%
Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets (1)
			2017	2016
Asset Category
Equity securities	50 - 60%	$39,954	60%	60%
Fixed income	30 - 48%	22,734	35%	33%
Cash equivalents	2 - 10%	3,471	5%	7%
Total		$66,159	100%	100%

(1)	Additional information regarding the fair value of Pension Plan assets as of December 31, 2017 can be found in Note 21, "Fair Value."
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
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2018	$6,849
2019	5,462
2020	5,366
2021	5,216
2022	5,064
2023-2026	20,222
17.  SHARE-BASED COMPENSATION
Share-Based Plans
Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees.
From the inception of the Omnibus Plan through the end of 2008, certain key employees were granted nonqualified stock options. The option exercise price is the average of the high and low price of the Company's common stock on the grant date. All options have a term of 10 years from the grant date and are non-transferable except to immediate family members, family trusts, or partnerships.
Since 2008, the Company has granted restricted stock and restricted stock unit awards instead of nonqualified stock options to certain key employees. Both restricted stock and restricted stock unit awards vest over three years, with 50% vesting on the second anniversary of the grant date and the remaining 50% vesting on the third anniversary of the grant date, provided the employee remains employed by the Company during this period (subject to accelerated vesting under certain circumstances in the event of a change-in-control or upon certain terminations of employment, as set forth in the applicable award agreement). The fair value of the awards is determined based on the average of the high and low price of the Company's common stock on the grant date.
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
In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards, among other items. The awards are restricted as to transfer, but are not restricted as to voting rights. Dividends accrue and are paid at the vesting date. Both the options and the restricted stock awards vest one year from the grant date subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan. Since 2015, non-management members receive fully vested shares of the Company's common stock rather than restricted stock.
Both the Omnibus Plan and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2017
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	1,835,929
Directors Plan	481,250	104,782
Stock Options
Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Options outstanding beginning balance	486	$31.77
Expired	(254)	37.78
Options outstanding ending balance	232	$25.19	0.75	$513
Exercisable at the end of the year	232	$25.19	0.75	$513

(1)	Represents the average remaining contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value that would have been received by the option holders if they had exercised their options on December 31, 2017. Intrinsic value equals the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares. This amount will fluctuate with changes in the fair value of the Company's common stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model. No stock options were granted or exercised and no stock option award modifications were made during the three years ended December 31, 2017.

Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2017
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	989	$16.95	408	$15.78
Granted	477	24.71	145	24.71
Vested	(367)	16.79	(54)	16.79
Forfeited	(46)	19.80	(33)	19.80
Non-vested awards ending balance	1,053	$20.36	466	$18.16
In addition, non-management board members received, in the aggregate, 16,000 shares and 18,000 shares of common stock during the years ended December 31, 2017 and 2016, respectively.
Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$24.71	$17.28	$16.95
Total fair value of restricted stock, restricted stock unit, and performance share awards vested during the year	13,760	12,231	7,615
Income tax benefit realized from the vesting/release of restricted stock, restricted stock unit, and performance share awards	4,007	2,529	2,368
No restricted stock, restricted stock unit, or performance share award modifications were made during the periods presented.
Compensation Expense
The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Total share-based compensation expense (1)	$11,223	$7,879	$7,242
Income tax benefit	4,601	3,152	2,962
Share-based compensation expense, net of tax	$6,622	$4,727	$4,280
Unrecognized compensation expense	$13,266	$9,990	$8,644
Weighted-average amortization period remaining (in years)	1.3	1.3	1.4

(1)	Comprised of restricted stock, restricted stock unit, and performance share awards expense.

18.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $121.0 million as of December 31, 2017 and $85.4 million as of December 31, 2016 were maintained in accordance with these requirements.
Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") and its non-bank subsidiaries. Loans or advances to a single subsidiary may not exceed 10%, and loans to all subsidiaries may not exceed 20%, of the Bank's capital stock and surplus. Loans from subsidiary banks to non-bank subsidiaries, including the Parent Company, are also required to be collateralized.
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2018 of $107.8 million plus its net profits for 2018, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by the Company and the Bank. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 ("CET1") to risk-weighted assets, and Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material adverse effect on the Company's financial statements.
As of December 31, 2017, the Company and the Bank met all capital adequacy requirements. As of December 31, 2017, the Bank was "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and the Bank to be categorized as "well-capitalized."
Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2017
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,448,124	12.15	$1,102,634	9.250	N/A	N/A
First Midwest Bank	1,300,809	10.95	1,099,133	9.250	$1,188,252	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,204,468	10.10	864,227	7.250	N/A	N/A
First Midwest Bank	1,204,080	10.13	861,482	7.250	950,601	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,153,939	9.68	685,421	5.750	N/A	N/A
First Midwest Bank	1,204,080	10.13	683,245	5.750	772,364	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,204,468	8.99	536,200	4.000	N/A	N/A
First Midwest Bank	1,204,080	9.10	529,147	4.000	661,434	5.00
As of December 31, 2016
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,225,529	12.23	$864,176	8.625	N/A	N/A
First Midwest Bank	1,043,482	10.73	838,741	8.625	$972,454	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	991,873	9.90	663,788	6.625	N/A	N/A
First Midwest Bank	956,399	9.83	644,251	6.625	777,963	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	941,315	9.39	513,496	5.125	N/A	N/A
First Midwest Bank	956,399	9.83	498,383	5.125	632,095	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	991,873	8.99	441,473	4.000	N/A	N/A
First Midwest Bank	956,399	8.76	436,560	4.000	545,700	5.00
N/A – Not applicable.
In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the entire requirements of the final rules phased in on January 1, 2019.
The Basel III Capital Rules, among other things (i) introduced a new capital measure called CET1, (ii) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) narrowly defined CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments compared to existing regulations. Bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009, such as the Company, are permitted to include trust-preferred securities in Additional Tier 1 Capital. This treatment is permanently grandfathered as Tier 1 capital even if the Company should ever exceed $15 billion in consolidated assets due to organic growth. Should the Company exceed $15 billion in consolidated assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust-preferred securities will be phased out, but those securities will be treated as Tier 2 capital. As of December 31, 2017, the Company had $50.7 million of trust-preferred securities included in Tier 1 capital.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain the following:

•
A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation).

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

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 to be phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In November of 2017, the Federal Reserve issued a final rule that retained certain existing transition provisions related to deductions from and adjustments to CET1. Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to continue to exclude these items.
Finally, the Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the prior four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories.
The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2017 and 2016.
In September of 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework. In November of 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Company and the Bank use to calculate their capital ratios.
In December of 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

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
Fair Value Hedges
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Gross notional amount outstanding	$5,458	$5,958
Derivative liability fair value	(101)	(282)
Weighted-average interest rate received	3.38%	2.63%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	0.84	1.84
Fair value of derivative (1)	$110	$296

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Hedge ineffectiveness is recognized in other noninterest income in the Consolidated Statements of Income. For the years ended December 31, 2017, 2016, and 2015, gains or losses related to fair value hedge ineffectiveness were not material.
Cash Flow Hedges
As of December 31, 2017, the Company hedged $980.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $980.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $415.0 million began on various dates between June of 2015 and February of 2017, and mature between June of 2019 and February of 2020. The remaining forward starting interest rate swaps totaling $565.0 million begin on various dates between February of 2018 and February of 2020 and mature between February of 2020 and April of 2022. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.96% as of December 31, 2017. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Gross notional amount outstanding	$1,960,000	$1,470,000
Derivative asset fair value	3,989	5,402
Derivative liability fair value	(10,219)	(7,390)
Weighted-average interest rate received	1.58%	1.37%
Weighted-average interest rate paid	1.61%	1.11%
Weighted-average maturity (in years)	2.25	2.83
The effective portion of gains or losses on cash flow hedges is recorded in accumulated other comprehensive loss on an after-tax basis and is subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. Hedge effectiveness is determined using a regression analysis at the inception of the hedge relationship and on an ongoing basis. For the years ended December 31, 2017 and 2016, there were no material gains or losses related to cash flow hedge ineffectiveness. As of December 31, 2017, the Company estimates that $1.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. These transactions allow the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2017 and 2016, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $8.2 million, $10.0 million, and $4.8 million was recorded in noninterest income for the years ended December 31, 2017, 2016, and 2015, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Gross notional amount outstanding	$2,665,358	$1,656,612
Derivative asset fair value	17,079	13,478
Derivative liability fair value	(14,930)	(13,478)
Fair value of derivative (1)	15,059	13,753

(1)	This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2017 and 2016. The Company does not enter into derivative transactions for purely speculative purposes.
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2017 and 2016, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2017 and 2016.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$21,068	$25,250	$18,880	$21,150
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition (1)	21,068	25,250	18,880	21,150
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(16,880)	(16,880)	(10,889)	(10,889)
Cash collateral pledged	—	(8,370)	—	(10,261)
Net credit exposure	$4,188	$—	$7,991	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2017 and 2016, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2017 and 2016, the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,729,426	$1,522,152
Commercial real estate	377,551	397,423
Home equity	514,973	426,384
Other commitments (1)	244,222	214,943
Total commitments to extend credit	$2,866,172	$2,560,902
Letters of credit	$128,801	$100,430

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2017 or 2016.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries as of December 31, 2017. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Trading securities:
Money market funds	$1,685	$—	$—	$1,645	$—	$—
Mutual funds	18,762	—	—	16,275	—	—
Total trading securities	20,447	—	—	17,920	—	—
Securities available-for-sale:
U.S. treasury securities	46,345	—	—	48,541	—	—
U.S. agency securities	—	156,847	—	—	183,637	—
CMOs	—	1,095,186	—	—	1,047,446	—
MBSs	—	369,543	—	—	332,655	—
Municipal securities	—	208,991	—	—	270,846	—
CDOs	—	—	—	—	—	33,260
Equity securities	—	7,297	—	—	3,065	—
Total securities available-for-sale	46,345	1,837,864	—	48,541	1,837,649	33,260
Mortgage servicing rights ("MSRs") (1)	—	—	5,894	—	—	6,120
Derivative assets (1)	—	21,068	—	—	18,880	—
Liabilities
Derivative liabilities (2)	$—	$25,250	$—	$—	$21,150	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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
CDOs were classified in level 3 in the fair value hierarchy as of December 31, 2016. The Company liquidated all of its remaining CDOs during 2017. The Company estimated the fair values for each CDO using discounted cash flow analyses with the assistance of a structured credit valuation firm. This methodology was based on a credit analysis and historical financial data for each of the issuers underlying the CDOs (the "Issuers"). These estimates are highly subjective and sensitive to several significant, unobservable inputs. The cash flows for each Issuer were then discounted to present values using LIBOR plus an adjustment to reflect the impact of market factors. Finally, the discounted cash flows for each Issuer were aggregated to derive the estimated fair value for the specific CDO.
The following table presents the ranges of significant, unobservable inputs calculated using the weighted average of the Issuers used by the Company as of December 31, 2016.
Significant Unobservable Inputs Used in the Valuation of CDOs

	As of
	December 31, 2016
Probability of prepayment	0.0%	-	10.9%
Probability of default	16.7%	-	46.8%
Loss given default	93.3%	-	98.9%
Probability of deferral cure	7.6%	-	100.0%
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
A rollforward of the carrying value of CDOs for the three years ended December 31, 2017 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$33,260	$31,529	$33,774
Additions	—	—	—
Change in other comprehensive income (loss) (1)	14,421	2,337	(2,030)
Paydowns and sales	(47,681)	(606)	(215)
Ending balance	$—	$33,260	$31,529

(1)	Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $607.0 million and $640.5 million as of December 31, 2017 and 2016, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as December 31, 2017 and 2016.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of December 31,
	2017			2016
Prepayment speed	4.2%	-	13.1%	7.7%	-	22.8%
Maturity (months)	6	-	92	12	-	103
Discount rate	9.5%	-	12.0%	9.5%	-	13.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.

A rollforward of the carrying value of MSRs for the three years ended December 31, 2017 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$6,120	$1,853	$1,728
Additions from acquisition	—	3,092	—
New MSRs	673	1,263	342
Total (losses) gains included in earnings (1):
Changes in valuation inputs and assumptions	(41)	610	(11)
Other changes in fair value (2)	(858)	(698)	(206)
Ending balance (3)	$5,894	$6,120	$1,853
Contractual servicing fees earned during the year (1)	$1,536	$1,312	$546
Total amount of loans being serviced for the benefit of others at the end of the year	607,016	640,530	242,915

(1)	Included in mortgage banking income in the Consolidated Statements of Income and related to assets held as of December 31, 2017, 2016, and 2015.

(2)	Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.
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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2017			As of December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds (1)	$41,002	$—	$41,002	$29,071	$—	$29,071
U.S. government and government agency securities	3,678	9,397	13,075	5,957	7,947	13,904
Corporate bonds	—	9,171	9,171	—	7,010	7,010
Common stocks	—	—	—	7,526	—	7,526
Common trust funds	—	2,911	2,911	—	7,678	7,678
Total pension plan assets	$44,680	$21,479	$66,159	$42,554	$22,635	$65,189

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2017			As of December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans (1)	$—	$—	$33,240	$—	$—	$22,019
OREO (2)	—	—	12,340	—	—	8,624
Loans held-for-sale (3)	—	—	21,098	—	—	10,484
Assets held-for-sale (4)	—	—	2,208	—	—	4,075

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell as of December 31, 2017 and 2016. These loans were recorded in the held-for-sale category at the contract price, which approximates fair value, and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
As of December 31, 2017, assets held-for-sale consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value, as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
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
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2017		As of December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$192,800	$192,800	$155,055	$155,055
Interest-bearing deposits in other banks	2	153,770	153,770	107,093	107,093
Securities held-to-maturity	2	13,760	12,013	22,291	18,212
FHLB and FRB stock	2	69,708	69,708	59,131	59,131
Loans	3	10,345,397	10,059,992	8,172,584	7,973,845
Investment in BOLI	3	279,900	279,900	219,746	219,746
Accrued interest receivable	3	45,261	45,261	34,384	34,384
Other interest-earning assets	3	228	228	834	834
Liabilities
Deposits	2	$11,053,325	$11,038,819	$8,828,603	$8,820,572
Borrowed funds	2	714,884	714,884	879,008	879,008
Senior and subordinated debt	2	195,170	198,806	194,603	197,888
Accrued interest payable	2	4,704	4,704	3,416	3,416
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
22.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans to and has transactions with certain of its directors and executive officers. All of these loans and transactions were made on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2017 and 2016, loans to directors and executive officers were not greater than 5% of stockholders' equity.

23.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2017	2016
Assets
Cash and due from banks	$120,812	$140,217
Investments in and advances to subsidiaries	1,952,414	1,279,065
Other assets	43,606	139,060
Total assets	$2,116,832	$1,558,342
Liabilities and Stockholders' Equity
Senior and subordinated debt	$195,170	$194,603
Accrued interest payable and other liabilities	56,788	106,659
Stockholders' equity	1,864,874	1,257,080
Total liabilities and stockholders' equity	$2,116,832	$1,558,342

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Income
Dividends from subsidiaries	$74,091	$86,791	$127,000
Interest income	2,211	2,188	2,164
Securities transactions and other	(1,372)	215	584
Total income	74,930	89,194	129,748
Expenses
Interest expense	12,428	12,477	12,545
Salaries and employee benefits	20,978	16,104	14,624
Other expenses	9,126	7,110	6,003
Total expenses	42,532	35,691	33,172
Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	32,398	53,503	96,576
Income tax benefit	14,851	12,878	11,950
Income before equity in undistributed income (loss) of subsidiaries	47,249	66,381	108,526
Equity in undistributed income (loss) of subsidiaries	51,138	25,968	(26,462)
Net income	98,387	92,349	82,064
Net income applicable to non-vested restricted shares	(916)	(1,043)	(882)
Net income applicable to common shares	$97,471	$91,306	$81,182

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$98,387	$92,349	$82,064
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(51,138)	(25,968)	26,462
Depreciation of premises, furniture, and equipment	9	2	7
Net securities losses (gains)	1,523	—	(1)
Share-based compensation expense	11,223	7,879	7,242
Tax benefit (expense) related to share-based compensation	349	(197)	(406)
Net decrease (increase) in other assets	18,667	(75,104)	23,699
Net (decrease) increase in other liabilities	(52,377)	74,571	(17,132)
Net cash provided by operating activities	26,643	73,532	121,935
Investing Activities
Purchases of securities available-for-sale	—	(14)	—
Proceeds from sales and maturities of securities available-for-sale	42,516	601	310
Purchase of premises, furniture, and equipment	(119)	—	(5)
Net cash paid for acquisitions	(47,364)	(14,905)	(16,047)
Net cash used in investing activities	(4,967)	(14,318)	(15,742)
Financing Activities
Net proceeds from the issuance of subordinated debt	—	146,484	—
Payments for the retirement of senior and subordinated debt	—	(153,500)	—
Treasury stock activity	—	—	(120)
Cash dividends paid	(37,129)	(29,198)	(27,036)
Restricted stock activity	(3,952)	(2,476)	(2,890)
Net cash used in financing activities	(41,081)	(38,690)	(30,046)
Net (decrease) increase in cash and cash equivalents	(19,405)	20,524	76,147
Cash and cash equivalents at beginning of year	140,217	119,693	43,546
Cash and cash equivalents at end of year	$120,812	$140,217	$119,693
Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$534,090	$54,896	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2017, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Midwest Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (57)	Chairman of the Company's Board of Directors since November of 2017; President and Chief Executive Officer of the Company since 2008; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (59)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; Vice Chairman of the Bank's Board of Directors since 2014; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011.	2011
Patrick S. Barrett (54)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2017; prior thereto, Senior Executive Vice President and Chief Financial Officer at Fulton Financial Corporation from 2014 to 2016; prior thereto, Chief Financial Officer of Wholesale Banking at SunTrust; prior thereto, in numerous leadership positions at JPMorgan Chase & Co, and before that, Partner in the Assurance Services practice of Deloitte Touche Tohmatsu.	2017
Jo Ann Boylan (55)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2016; prior thereto, Senior Vice President and Chief Technology Officer at MB Financial.	2016
Kathleen S. Carroll (49)	Executive Vice President and Chief Human Resources Officer of the Company since December of 2017; prior thereto, Vice President and Global Head of Talent Acquisition and Global HR Lead for M&A at Aon Corporation from 2014 to 2017 and before that in numerous leadership positions at Aon Corporation.	2017
Nicholas J. Chulos (58)	Executive Vice President, General Counsel, and Corporate Secretary of the Company and the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Robert P. Diedrich (54)	Executive Vice President and Director of Wealth Management of the Bank since 2011.	2004
James P. Hotchkiss (61)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael W. Jamieson (60)	Executive Vice President and Director of Commercial Banking of the Company since 2016: prior thereto, Senior Vice President and Market Executive at Bank of America Merrill Lynch.	2016
Jeff C. Newcom (45)	Executive Vice President and Chief Risk Officer of the Company since 2016; prior thereto, Chief Compliance and Enterprise Risk Management Officer at Fulton Financial Corporation since 2014; prior thereto, Associate Director at Protiviti.	2016
Thomas M. Prame (48)	Executive Vice President and Director of Strategic Planning and Consumer Banking since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (39)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
Michael C. Spitler (64)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank.	2013
James V. Stadler (54)	Executive Vice President and Chief Marketing and Communications Officer of the Company since January of 2018; prior thereto, Managing Partner at Schafer Condon Carter.	2018
Additional information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 16, 2018 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 16, 2018 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 16, 2018 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2017, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, performance shares, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders (1)	566,614	$25.19	1,940,711
Not approved by security holders (2)	5,642	17.77	—
Total	572,256	$25.12	1,940,711

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
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Common Stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,642 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 16, 2018 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 16, 2018 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2017 and 2016.
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.
Notes to the Consolidated Financial Statements.

(a)	(2) Financial Statement Schedules
The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits
See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents (1)
3.1
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2014.

3.3
Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.

3.4
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

4.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of the Company, dated as of December 5, 2008 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.3
Senior Debt Indenture, dated as of November 22, 2011, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011.

4.4
Satisfaction and Discharge of Indenture, dated as of September 9, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016.

4.5
Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.6
First Supplemental Indenture, dated as of September 29, 2016, to the Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein, by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.7
Form of 5.875% Subordinated Notes due 2026 is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

4.8
Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as trustee is incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

4.9
Supplemental Indenture, dated as of August 21, 2009, to Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

4.10
Amended and Restated Declaration of Trust of First Midwest Capital Trust I, dated as of August 21, 2009, among the Company, Wilmington Trust Company, as property trustee and Delaware trustee, and certain named administrative trustees, is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

4.11
Capital Securities Guarantee Agreement, dated as of August 21, 2009, between the Company and Wilmington Trust Company, as trustee, is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

10.1
Agreement of Sale and Purchase, dated as of September 12, 2016, between First Midwest Bank and Oak Street Real Estate Capital, LLC, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.

10.2
Form of Absolute Lease Agreement is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.

10.3
Loan Agreement, dated as of September 27, 2016, between the Company and U.S. Bank National Association, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016.

Exhibit Number	Description of Documents (1)
10.4 (2)
First Midwest Bancorp, Inc. Short Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

10.5 (2)
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Annex A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.

10.6 (2)
Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.7 (2)
First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

10.8 (2)
First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.9 (2)
First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.10 (2)
First Midwest Bancorp, Inc. Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.11 (2)
First Midwest Bancorp, Inc. Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.12 (2)
Form of Nonqualified Stock Option Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.

10.13 (2)
Form of Nonqualified Stock Option Award Agreement between the Company and certain directors of the Company pursuant to the First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 12, 2008.

10.14 (2)
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.15 (2)
Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.16 (2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.17 (2)
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.18 (2)
Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.19 (2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

Exhibit Number	Description of Documents (1)
10.20 (2)
Employment Agreement, dated as of May 4, 2007, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.21 (2)
Form of Amendment to the Employment Agreement, dated as of May 4, 2007, between the Company and its Chief Executive Officer and to the Class II Employment Agreements between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.22 (2)
Employment Agreement, dated as of June 7, 2011, between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.23 (2)
Amendment to the Employment Agreement, dated as of June 7, 2011, between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.24 (2)
Nonqualified Stock Option Award Agreement between the Company and its Chief Operating Officer pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

10.25 (2)
Employment Agreement, dated as of December 21, 2016, between the Company and its Chief Financial Officer is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

10.26 (2)
Employment Agreement, dated as of May 15, 2012, between the Company and its Director of Strategic Planning and Consumer Banking is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.27 (2)
Form of Class II Employment Agreement between the Company and certain of its executive officers is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission on March 1, 2013.

10.28
Form of Indemnification Agreement between the Company and certain directors, officers and employees of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.29
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

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Notes to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (3)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (3)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

(1)	Except as otherwise indicated, the Securities and Exchange Commission file number for all documents incorporated by reference is 0-10967.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
FIRST MIDWEST BANCORP, INC.
Registrant

By:	/s/ MICHAEL L. SCUDDER	February 28, 2018
Michael L. Scudder
Chairman of the Board, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2018.
Signatures

/s/ MICHAEL L. SCUDDER	Chairman of the Board, President, and Chief Executive Officer
Michael L. Scudder
/s/ PATRICK S. BARRETT	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
Patrick S. Barrett
/s/ BARBARA A. BOIGEGRAIN	Director
Barbara A. Boigegrain
/s/ THOMAS L. BROWN	Director
Thomas L. Brown
/s/ BR. JAMES GAFFNEY, FSC	Director
Br. James Gaffney, FSC
/s/ PHUPINDER S. GILL	Director
Phupinder S. Gill
/s/ KATHRYN J. HAYLEY	Director
Kathryn J. Hayley
/s/ PETER J. HENSELER	Director
Peter J. Henseler
/s/ PATRICK J. MCDONNELL	Director
Patrick J. McDonnell
/s/ FRANK B. MODRUSON	Director
Frank B. Modruson
/s/ ROBERT P. O'MEARA	Director
Robert P. O'Meara
/s/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick
/s/ MARK G. SANDER	Director
Mark G. Sander
/s/ MICHAEL J. SMALL	Director
Michael J. Small
/s/ STEPHEN C. VAN ARSDELL	Director
Stephen C. Van Arsdell
/s/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude