Form 10-Q
period 2018-03-31
FIRST MIDWEST BANCORP INC
filed 2018-05-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
As of May 4, 2018, there were 103,084,699 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION (Unaudited)
ITEM 1. FINANCIAL STATEMENTS
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2018	December 31, 2017
Assets			(Unaudited)
Cash and due from banks			$150,138	$192,800
Interest-bearing deposits in other banks			84,898	153,770
Trading securities, at fair value			—	20,447
Equity securities, at fair value			28,513	—
Securities available-for-sale, at fair value			2,040,950	1,884,209
Securities held-to-maturity, at amortized cost			13,400	13,760
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			80,508	69,708
Loans			10,676,774	10,437,812
Allowance for loan losses			(94,854)	(95,729)
Net loans			10,581,920	10,342,083
Other real estate owned ("OREO")			17,472	20,851
Premises, furniture, and equipment, net			126,348	123,316
Investment in bank-owned life insurance ("BOLI")			281,285	279,900
Goodwill and other intangible assets			754,814	754,757
Accrued interest receivable and other assets			219,725	221,451
Total assets			$14,379,971	$14,077,052
Liabilities
Noninterest-bearing deposits			$3,527,081	$3,576,190
Interest-bearing deposits			7,618,941	7,477,135
Total deposits			11,146,022	11,053,325
Borrowed funds			950,688	714,884
Senior and subordinated debt			195,312	195,170
Accrued interest payable and other liabilities			218,662	248,799
Total liabilities			12,510,684	12,212,178
Stockholders' Equity
Common stock			1,123	1,123
Additional paid-in capital			1,021,923	1,031,870
Retained earnings			1,103,840	1,074,990
Accumulated other comprehensive loss, net of tax			(57,531)	(33,036)
Treasury stock, at cost			(200,068)	(210,073)
Total stockholders' equity			1,869,287	1,864,874
Total liabilities and stockholders' equity			$14,379,971	$14,077,052

	March 31, 2018		December 31, 2017
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	112,353	—	112,351
Shares outstanding	—	103,092	—	102,717
Treasury shares	—	9,261	—	9,634

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2018	2017
Interest Income
Loans	$118,686	$112,365
Investment securities	11,756	10,484
Other short-term investments	903	850
Total interest income	131,345	123,699
Interest Expense
Deposits	6,179	3,209
Borrowed funds	3,479	2,194
Senior and subordinated debt	3,124	3,099
Total interest expense	12,782	8,502
Net interest income	118,563	115,197
Provision for loan losses	15,181	4,918
Net interest income after provision for loan losses	103,382	110,279
Noninterest Income
Service charges on deposit accounts	11,652	11,365
Wealth management fees	10,958	9,660
Card-based fees, net	3,933	8,116
Mortgage banking income	2,397	1,888
Capital market products income	1,558	1,376
Other service charges, commissions, and fees	2,548	5,442
Other income	2,471	2,104
Total noninterest income	35,517	39,951
Noninterest Expense
Salaries and employee benefits	56,787	55,772
Net occupancy and equipment expense	13,773	12,325
Professional services	7,580	8,463
Technology and related costs	4,771	4,433
Net OREO expense	1,068	1,700
Other expenses	11,603	15,384
Acquisition and integration related expenses	—	18,565
Total noninterest expense	95,582	116,642
Income before income tax expense	43,317	33,588
Income tax expense	9,807	10,733
Net income	$33,510	$22,855
Per Common Share Data
Basic earnings per common share	$0.33	$0.23
Diluted earnings per common share	$0.33	$0.23
Dividends declared per common share	$0.11	$0.09
Weighted-average common shares outstanding	101,922	100,411
Weighted-average diluted common shares outstanding	101,938	100,432

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2018	2017
Net income	$33,510	$22,855
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(25,153)	3,298
Tax effect	6,972	(1,321)
Net of tax	(18,181)	1,977
Derivative Instruments
Unrealized holding gains (losses):
Before tax	522	(2,220)
Tax effect	(147)	889
Net of tax	375	(1,331)
Total other comprehensive (loss) income	(17,806)	646
Total comprehensive income	$15,704	$23,501

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	1,977	(1,331)	—	646
Balance at March 31, 2017	$(20,668)	$(2,507)	$(17,089)	$(40,264)
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(18,181)	375	—	(17,806)
Balance at March 31, 2018	$(35,021)	$(4,172)	$(18,338)	$(57,531)

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	22,855	—	—	22,855
Other comprehensive income	—	—	—	—	646	—	646
Common dividends declared ($0.09 per common share)	—	—	—	(9,126)	—	—	(9,126)
Acquisition, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	2	—	53	—	—	—	53
Restricted stock activity	355	—	(12,860)	—	—	9,108	(3,752)
Treasury stock issued to benefit plans	(3)	—	—	—	—	(78)	(78)
Share-based compensation expense	—	—	2,965	—	—	—	2,965
Balance at March 31, 2017	102,757	$1,123	$1,022,417	$1,030,403	$(40,264)	$(208,946)	$1,804,733
Balance at December 31, 2017	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	33,510	—	—	33,510
Other comprehensive income	—	—	—	—	(17,806)	—	(17,806)
Common dividends declared ($0.11 per common share)	—	—	—	(11,349)	—	—	(11,349)
Common stock issued	1	—	94	—	—	667	761
Restricted stock activity	377	—	(13,430)	—	—	9,432	(3,998)
Treasury stock issued to benefit plans	(3)	—	22	—	—	(94)	(72)
Share-based compensation expense	—	—	3,367	—	—	—	3,367
Balance at March 31, 2018	103,092	$1,123	$1,021,923	$1,103,840	$(57,531)	$(200,068)	$1,869,287

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$33,510	$22,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,181	4,918
Depreciation of premises, furniture, and equipment	3,606	3,461
Net amortization of premium on securities	3,848	4,284
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(1,625)	(1,414)
Net losses on sales and valuation adjustments of OREO	440	689
Amortization of the FDIC indemnification asset	302	302
Net losses on sales and valuation adjustments of premises, furniture, and equipment	60	113
BOLI income	(1,373)	(1,260)
Share-based compensation expense	3,367	2,965
Tax benefit related to share-based compensation	51	29
Amortization of other intangible assets	1,802	1,541
Originations of mortgage loans held-for-sale	(49,535)	(43,132)
Proceeds from sales of mortgage loans held-for-sale	65,185	55,761
Net increase in equity securities	(658)	—
Net increase in trading securities	—	(1,210)
Net increase in accrued interest receivable and other assets	(7,309)	(6,767)
Net decrease in accrued interest payables and other liabilities	(31,120)	(34,934)
Net cash provided by operating activities	35,732	8,201
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	70,236	80,060
Proceeds from sales of securities available-for-sale	—	210,154
Purchases of securities available-for-sale	(263,386)	(94,766)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	360	4,549
Net purchases of FHLB stock	(10,800)	16,072
Net increase in loans	(255,057)	(43,771)
Premiums paid on BOLI, net of proceeds from claims	(12)	(24)
Proceeds from sales of OREO	3,876	5,364
Proceeds from sales of premises, furniture, and equipment	146	404
Purchases of premises, furniture, and equipment	(6,844)	(2,891)
Net cash received from acquisitions	—	41,717
Net cash (used in) provided by investing activities	(461,481)	216,868
Financing Activities
Net increase in deposit accounts	92,697	104,064
Net increase (decrease) in borrowed funds	235,804	(331,085)
Cash dividends paid	(10,288)	(7,206)
Restricted stock activity	(3,998)	(3,830)
Net cash provided by (used in) financing activities	314,215	(238,057)
Net decrease in cash and cash equivalents	(111,534)	(12,988)
Cash and cash equivalents at beginning of period	346,570	262,148
Cash and cash equivalents at end of period	$235,036	$249,160

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$116	$(1,259)
Interest paid to depositors and creditors	13,379	9,354
Dividends declared, but unpaid	11,246	9,163
Stock issued for acquisitions, net of issuance costs	—	534,090
Non-cash transfers of loans to OREO	937	683
Non-cash transfers of loans held-for-investment to loans held-for-sale	905	13,136
Non-cash transfer of equity securities previously classified as trading securities and securities available-for-sale	27,855	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K ("2017 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2017 10-K.
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
At the hedge's inception, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or expected future cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized into earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. If the forecasted transaction is no longer probable, the gain or loss is included in earnings immediately.
For fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings in the same income statement line item as the earnings effect of the hedged item. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss and is reclassified to earnings when the hedged transaction is reflected in earnings.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Revenue from Contracts with Customers: In May of 2014, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March of 2016, the FASB issued an amendment to this guidance to clarify the implementation of guidance on principal versus agent consideration. Additional amendments to clarify the implementation guidance on the identification of performance obligations and licensing were issued in April of 2016 and narrow-scope improvements and practical expedients were issued in May of 2016. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach.
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. The adoption of this guidance on January 1, 2018, using the modified retrospective approach, affected how the Company presents merchant servicing fees, merchant card expenses, card-based fees, and cardholder expenses, which are presented on a gross basis within noninterest income and noninterest expense for the prior period and are presented on a net basis within noninterest income for the current period. Total expenses of $3.7 million for the quarter ended March 31, 2018 were netted in noninterest income. The adoption of this guidance did not impact net income, therefore, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the reclassification of merchant card expenses and cardholder expenses.
A description of the Company's revenue streams accounted for under the scope of this guidance follows:
Service Charges on Deposit Accounts – Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received as a direct charge to customers' accounts. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to service charges on deposit accounts for the quarter ended March 31, 2018.
Wealth management fees – Wealth management fees represents quarterly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each quarter, which is generally the time that payment is received. Also included are fees received from a third-party broker-dealer as part of a revenue-sharing agreement. These fees are paid to us by the third-party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to wealth management fees for the quarter ended March 31, 2018.
Card-based fees, net – Card-based fees, net consists of debit and credit card interchange fees for processing transactions, as well as, various fees for automated teller machine ("ATM") and point-of-sale transactions processed through the related networks. Interchange, ATM, and point-of-sale fees from cardholder transactions represent a percentage of the underlying transaction value or a flat fee and are recognized daily, in connection with the transaction processing services provided to the cardholder. Card-based fees are presented net of certain contract costs associated with the debit, credit and ATM card interchange networks. As a result of the adoption of this guidance, $1.8 million of cardholder expenses are netted against card-based fees for the quarter ended March 31, 2018.
Merchant servicing fees, net – Merchant servicing fees, net is included in other service charges, commissions, and fees in the Consolidated Statements of Income. The Company acts in an agency capacity with respect to its merchants to process their debit and credit card transactions, deriving revenue from assisting another entity in transactions with our customers. Merchant servicing fees represent a percentage of the underlying net transaction volume or a flat fee and are recognized monthly. Merchant servicing fees are presented net of certain contract costs associated with the third-party merchant processing. As a result of the adoption of this guidance, $1.9 million of merchant card expenses are netted against merchant servicing fees for the quarter ended March 31, 2018.
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any subsequent changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. Equity securities totaling $27.9 million are no longer classified as trading securities or securities available-for-sale. This guidance also requires entities to adjust the fair value disclosures for financial instruments carried at amortized cost from an entry price to an exit price. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. Except as discussed above, the adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Classification of Certain Cash Receipts and Cash Payments: In August of 2016, the FASB issued guidance clarifying certain cash flow presentation and classification issues to reduce diversity in practice. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Income Taxes: In October of 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Clarifying the Definition of a Business: In January of 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of this guidance on January 1, 2018 did not impact the Company's financial condition, results of operations, or liquidity.
Presentation of Defined Benefit Retirement Plan Costs: In March of 2017, the FASB issued guidance that changes how employers that sponsor defined pension and or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers are required to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of net periodic benefit cost are required to be presented separately from the line item(s) that includes the service cost. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Share-based Payment Award Modifications: In May of 2017, the FASB issued guidance to reduce diversity in practice by clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.

Derivatives and Hedging: In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted, and the Company elected to do so on January 1, 2018, which did not materially impact the Company's financial condition, results of operations, or liquidity.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February of 2018, the FASB issued guidance that requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted and the Company elected to do so on January 1, 2018, which resulted in the reclassification of $6.8 million of stranded tax effects from accumulated other comprehensive loss to retained earnings as of the beginning of the period of adoption.
Accounting Pronouncements Pending Adoption
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
During 2016, First Midwest Bank (the "Bank") entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $73.1 million remaining as of March 31, 2018. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Premises, Furniture, and Equipment" to the Consolidated Financial Statements in the Company's 2017 10-K. Management is evaluating the new guidance and the additional impact to the Company's financial condition, results of operations, or liquidity.
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
During 2017, the Company finalized the fair value adjustments associated with the Standard transactions.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management.
During the first quarter of 2018, the Company finalized the fair value adjustments associated with the Premier transaction, which required a measurement period adjustment of $1.9 million to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2017 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$50,487	$—	$(296)	$50,191	$46,529	$—	$(184)	$46,345
U.S. agency securities	160,936	146	(1,544)	159,538	157,636	197	(986)	156,847
Collateralized mortgage obligations ("CMOs")	1,213,796	147	(32,208)	1,181,735	1,113,019	121	(17,954)	1,095,186
Other mortgage-backed securities ("MBSs")	434,485	191	(11,314)	423,362	373,676	201	(4,334)	369,543
Municipal securities	217,855	170	(4,041)	213,984	209,558	693	(1,260)	208,991
Corporate debt securities	12,161	—	(21)	12,140	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	194	(305)	7,297
Total securities available-for-sale	$2,089,720	$654	$(49,424)	$2,040,950	$1,907,826	$1,406	$(25,023)	$1,884,209
Securities Held-to-Maturity
Municipal securities	$13,400	$—	$(2,113)	$11,287	$13,760	$—	$(1,747)	$12,013
Equity Securities(1)				$28,513				$—
Trading Securities(1)				$—				$20,447

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$130,003	$128,358	$1,611	$1,357
After one year to five years	184,271	181,940	5,459	4,598
After five years to ten years	127,155	125,546	2,195	1,849
After ten years	10	9	4,135	3,483
Securities that do not have a single contractual maturity date	1,648,281	1,605,097	—	—
Total	$2,089,720	$2,040,950	$13,400	$11,287
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.0 billion for March 31, 2018 and $1.1 billion for December 31, 2017. No securities held-to-maturity were pledged as of March 31, 2018 or December 31, 2017.

During the quarters ended March 31, 2018 and 2017 there were no material gross trading gains (losses) and there were no realized gains (losses) on securities available-for-sale.
Accounting guidance requires that the credit portion of an other-than-temporary impairment ("OTTI") charge be recognized through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive income.
There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of both March 31, 2018 and December 31, 2017. During the quarters ended March 31, 2018 and 2017 there were no changes to the balance of OTTI related to securities available-for-sale.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2018 and December 31, 2017.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2018
Securities Available-for-Sale
U.S. treasury securities	22	$32,744	$222	$60,664	$74	$93,408	$296
U.S. agency securities	77	69,433	519	17,446	1,025	86,879	1,544
CMOs	238	524,167	9,432	621,039	22,776	1,145,206	32,208
MBSs	98	190,166	3,677	212,297	7,637	402,463	11,314
Municipal securities	447	74,891	1,210	103,638	2,831	178,529	4,041
Corporate debt securities	3	8,985	21	—	—	8,985	21
Total	885	$900,386	$15,081	$1,015,084	$34,343	$1,915,470	$49,424
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$11,287	$2,113	$11,287	$2,113
As of December 31, 2017
Securities Available-for-Sale
U.S. treasury securities	20	$19,918	$87	$26,427	$97	$46,345	$184
U.S. agency securities	72	66,899	300	58,021	686	124,920	986
CMOs	211	365,131	3,265	633,227	14,689	998,358	17,954
MBSs	86	126,136	902	210,017	3,432	336,153	4,334
Municipal securities	265	35,500	479	81,360	781	116,860	1,260
Equity securities(1)	2	391	214	6,386	91	6,777	305
Total	656	$613,975	$5,247	$1,015,438	$19,776	$1,629,413	$25,023
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$12,013	$1,747	$12,013	$1,747

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2018 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Commercial and industrial	$3,659,066	$3,529,914
Agricultural	435,734	430,886
Commercial real estate:
Office, retail, and industrial	1,931,202	1,979,820
Multi-family	695,830	675,463
Construction	585,766	539,820
Other commercial real estate	1,363,238	1,358,515
Total commercial real estate	4,576,036	4,553,618
Total corporate loans	8,670,836	8,514,418
Home equity	881,534	827,055
1-4 family mortgages	798,902	774,357
Installment	325,502	321,982
Total consumer loans	2,005,938	1,923,394
Total loans	$10,676,774	$10,437,812
Deferred loan fees included in total loans	$5,349	$4,986
Overdrawn demand deposits included in total loans	6,302	8,587
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2017 10-K.

Loan Sales
The following table presents loan sales for the quarters ended March 31, 2018 and 2017.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Corporate loan sales
Proceeds from sales	$8,321	$15,368
Less book value of loans sold	8,123	15,117
Net gains on corporate loan sales(1)	198	251
1-4 family mortgage loan sales
Proceeds from sales	$65,185	$55,761
Less book value of loans sold	63,758	54,598
Net gains on 1-4 family mortgage loan sales(2)	1,427	1,163
Total net gains on loan sales	$1,625	$1,414

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 10, "Commitments, Guarantees, and Contingent Liabilities."
6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of March 31, 2018 and December 31, 2017.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of March 31, 2018			As of December 31, 2017
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$122,071	$1,361,055	$1,483,126	$130,694	$1,512,664	$1,643,358
Covered loans	6,635	9,863	16,498	6,759	11,789	18,548
Total acquired and covered loans	$128,706	$1,370,918	$1,499,624	$137,453	$1,524,453	$1,661,906

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $188.1 million and $210.7 million as of March 31, 2018 and December 31, 2017, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $404.2 million and $366.0 million as of March 31, 2018 and December 31, 2017, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of March 31, 2018 and December 31, 2017.

Rollforwards of the carrying value of the FDIC indemnification asset for the quarters ended March 31, 2018 and 2017 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Beginning balance	$3,314	$4,522
Amortization	(302)	(302)
Change in expected reimbursements from the FDIC for changes in expected credit losses	146	(328)
Net payments (from) to the FDIC	(146)	328
Ending balance	$3,012	$4,220
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Beginning balances	$32,957	$19,385
Additions	—	27,316
Accretion	(3,618)	(3,955)
Other(1)	7,204	(1,497)
Ending balance	$36,543	$41,249

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarters ended March 31, 2018 and 2017 was $5.1 million and $11.3 million, respectively.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2018 and December 31, 2017. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual(2)	90 Days or More Past Due, Still Accruing Interest
As of March 31, 2018
Commercial and industrial	$3,612,554	$11,412	$35,100	$46,512	$3,659,066	$43,974	$1,963
Agricultural	430,903	264	4,567	4,831	435,734	4,086	489
Commercial real estate:
Office, retail, and industrial	1,915,943	5,926	9,333	15,259	1,931,202	12,342	476
Multi-family	680,557	15,249	24	15,273	695,830	144	24
Construction	584,607	35	1,124	1,159	585,766	208	916
Other commercial real estate	1,356,320	4,083	2,835	6,918	1,363,238	4,088	64
Total commercial real estate	4,537,427	25,293	13,316	38,609	4,576,036	16,782	1,480
Total corporate loans	8,580,884	36,969	52,983	89,952	8,670,836	64,842	3,932
Home equity	875,789	3,399	2,346	5,745	881,534	5,780	44
1-4 family mortgages	794,212	2,608	2,082	4,690	798,902	4,393	132
Installment	322,797	2,180	525	2,705	325,502	—	525
Total consumer loans	1,992,798	8,187	4,953	13,140	2,005,938	10,173	701
Total loans	$10,573,682	$45,156	$57,936	$103,092	$10,676,774	$75,015	$4,633
As of December 31, 2017
Commercial and industrial	$3,490,783	$34,620	$4,511	$39,131	$3,529,914	$40,580	$1,830
Agricultural	430,221	280	385	665	430,886	219	177
Commercial real estate:
Office, retail, and industrial	1,970,564	3,156	6,100	9,256	1,979,820	11,560	345
Multi-family	672,098	3,117	248	3,365	675,463	377	20
Construction	539,043	198	579	777	539,820	209	371
Other commercial real estate	1,353,263	2,545	2,707	5,252	1,358,515	3,621	317
Total commercial real estate	4,534,968	9,016	9,634	18,650	4,553,618	15,767	1,053
Total corporate loans	8,455,972	43,916	14,530	58,446	8,514,418	56,566	3,060
Home equity	820,099	4,102	2,854	6,956	827,055	5,946	98
1-4 family mortgages	770,120	2,145	2,092	4,237	774,357	4,412	—
Installment	319,178	2,407	397	2,804	321,982	—	397
Total consumer loans	1,909,397	8,654	5,343	13,997	1,923,394	10,358	495
Total loans	$10,365,369	$52,570	$19,873	$72,443	$10,437,812	$66,924	$3,555

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $760,000 and $763,000 as of March 31, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2018 and 2017 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended March 31, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(14,670)	(461)	—	—	(69)	(1,885)	—	(17,085)
Recoveries	538	97	—	13	39	342	—	1,029
Net charge-offs	(14,132)	(364)	—	13	(30)	(1,543)	—	(16,056)
Provision for loan losses and other	15,541	(25)	58	(1,522)	(1,060)	2,189	—	15,181
Ending balance	$57,200	$10,607	$2,592	$1,972	$5,291	$17,192	$1,000	$95,854
Quarter ended March 31, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(4,074)	(127)	—	(5)	(408)	(1,664)	—	(6,278)
Recoveries	1,666	975	28	227	101	443	—	3,440
Net charge-offs	(2,408)	848	28	222	(307)	(1,221)	—	(2,838)
Provision for loan losses and other	3,485	(742)	(429)	444	(510)	2,670	—	4,918
Ending balance	$41,786	$17,701	$2,860	$4,110	$6,922	$14,784	$1,000	$89,163

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2018 and December 31, 2017.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of March 31, 2018
Commercial, industrial, and agricultural	$46,748	$4,037,396	$10,656	$4,094,800	$8,111	$48,400	$689	$57,200
Commercial real estate:
Office, retail, and industrial	11,375	1,905,401	14,426	1,931,202	481	8,705	1,421	10,607
Multi-family	391	682,238	13,201	695,830	—	2,418	174	2,592
Construction	—	577,297	8,469	585,766	—	1,815	157	1,972
Other commercial real estate	2,223	1,300,548	60,467	1,363,238	—	4,320	971	5,291
Total commercial real estate	13,989	4,465,484	96,563	4,576,036	481	17,258	2,723	20,462
Total corporate loans	60,737	8,502,880	107,219	8,670,836	8,592	65,658	3,412	77,662
Consumer	—	1,984,451	21,487	2,005,938	—	15,926	1,266	17,192
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$60,737	$10,487,331	$128,706	$10,676,774	$8,592	$82,584	$4,678	$95,854
As of December 31, 2017
Commercial, industrial, and agricultural	$38,718	$3,909,380	$12,702	$3,960,800	$10,074	$45,293	$424	$55,791
Commercial real estate:
Office, retail, and industrial	10,810	1,954,435	14,575	1,979,820	—	9,333	1,663	10,996
Multi-family	621	660,771	14,071	675,463	—	2,436	98	2,534
Construction	—	530,977	8,843	539,820	—	3,331	150	3,481
Other commercial real estate	1,468	1,291,723	65,324	1,358,515	—	5,415	966	6,381
Total commercial real estate	12,899	4,437,906	102,813	4,553,618	—	20,515	2,877	23,392
Total corporate loans	51,617	8,347,286	115,515	8,514,418	10,074	65,808	3,301	79,183
Consumer	—	1,901,456	21,938	1,923,394	—	15,533	1,013	16,546
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,617	$10,248,742	$137,453	$10,437,812	$10,074	$82,341	$4,314	$96,729

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2018 and December 31, 2017. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2018				As of December 31, 2017
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$7,147	$35,731	$68,806	$7,310	$4,234	$34,484	$53,192	$10,074
Agricultural	—	3,870	4,672	801	—	—	—	—
Commercial real estate:
Office, retail, and industrial	7,538	3,837	12,333	481	7,154	3,656	14,246	—
Multi-family	391	—	391	—	621	—	621	—
Construction	—	—	—	—	—	—	—	—
Other commercial real estate	2,223	—	2,243	—	1,468	—	1,566	—
Total commercial real estate	10,152	3,837	14,967	481	9,243	3,656	16,433	—
Total impaired loans individually evaluated for impairment	$17,299	$43,438	$88,445	$8,592	$13,477	$38,140	$69,625	$10,074
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2018 and 2017. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$40,798	$22	$20,849	$214
Agricultural	1,935	—	557	—
Commercial real estate:
Office, retail, and industrial	11,093	112	14,865	93
Multi-family	506	7	397	28
Construction	—	—	17	136
Other commercial real estate	1,846	52	1,890	12
Total commercial real estate	13,445	171	17,169	269
Total impaired loans	$56,178	$193	$38,575	$483

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of March 31, 2018 and December 31, 2017.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of March 31, 2018
Commercial and industrial	$3,505,129	$95,259	$14,704	$43,974	$3,659,066
Agricultural	417,644	7,756	6,248	4,086	435,734
Commercial real estate:
Office, retail, and industrial	1,856,832	26,642	35,386	12,342	1,931,202
Multi-family	682,926	10,961	1,799	144	695,830
Construction	568,148	9,941	7,469	208	585,766
Other commercial real estate	1,310,712	31,431	17,007	4,088	1,363,238
Total commercial real estate	4,418,618	78,975	61,661	16,782	4,576,036
Total corporate loans	$8,341,391	$181,990	$82,613	$64,842	$8,670,836
As of December 31, 2017
Commercial and industrial	$3,388,133	$70,863	$30,338	$40,580	$3,529,914
Agricultural	413,946	10,989	5,732	219	430,886
Commercial real estate:
Office, retail, and industrial	1,903,737	25,546	38,977	11,560	1,979,820
Multi-family	665,496	7,395	2,195	377	675,463
Construction	521,911	10,184	7,516	209	539,820
Other commercial real estate	1,304,337	29,624	20,933	3,621	1,358,515
Total commercial real estate	4,395,481	72,749	69,621	15,767	4,553,618
Total corporate loans	$8,197,560	$154,601	$105,691	$56,566	$8,514,418

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $651,000 as of March 31, 2018 and $657,000 as of December 31, 2017.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of March 31, 2018
Home equity	$875,754	$5,780	$881,534
1-4 family mortgages	794,509	4,393	798,902
Installment	325,502	—	325,502
Total consumer loans	$1,995,765	$10,173	$2,005,938
As of December 31, 2017
Home equity	$821,109	$5,946	$827,055
1-4 family mortgages	769,945	4,412	774,357
Installment	321,982	—	321,982
Total consumer loans	$1,913,036	$10,358	$1,923,394

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2018 and December 31, 2017. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2018			As of December 31, 2017
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$260	$16,830	$17,090	$264	$18,959	$19,223
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	2,336	2,336	—	4,236	4,236
Multi-family	570	144	714	574	149	723
Construction	—	—	—	—	—	—
Other commercial real estate	189	—	189	192	—	192
Total commercial real estate	759	2,480	3,239	766	4,385	5,151
Total corporate loans	1,019	19,310	20,329	1,030	23,344	24,374
Home equity	85	724	809	86	738	824
1-4 family mortgages	674	432	1,106	680	451	1,131
Installment	—	—	—	—	—	—
Total consumer loans	759	1,156	1,915	766	1,189	1,955
Total loans	$1,778	$20,466	$22,244	$1,796	$24,533	$26,329

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $2.4 million and $2.0 million specific reserves related to TDRs as of March 31, 2018 and December 31, 2017, respectively.
There were no material restructures during the quarters ended March 31, 2018 and 2017.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2018 and 2017.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2018 and 2017 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Accruing
Beginning balance	$1,796	$2,291
Additions	—	922
Net payments	(18)	(24)
Net transfers from (to) non-accrual	—	(1,077)
Ending balance	1,778	2,112
Non-accrual
Beginning balance	24,533	6,297
Additions	355	—
Net payments	(3,113)	(4,150)
Charge-offs	(1,309)	(112)
Net transfers from accruing	—	1,077
Ending balance	20,466	3,112
Total TDRs	$22,244	$5,224
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
There were no material commitments to lend additional funds to borrowers with TDRs as of March 31, 2018 and December 31, 2017.

8. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2018	2017
Net income	$33,510	$22,855
Net income applicable to non-vested restricted shares	(311)	(234)
Net income applicable to common shares	$33,199	$22,621
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,922	100,411
Dilutive effect of common stock equivalents	16	21
Weighted-average diluted common shares outstanding	101,938	100,432
Basic EPS	$0.33	$0.23
Diluted EPS	$0.33	$0.23
Anti-dilutive shares not included in the computation of diluted EPS(1)	110	343

(1)	This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock.
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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Gross notional amount outstanding	$5,333	$5,458
Derivative liability fair value in other liabilities	(61)	(101)
Weighted-average interest rate received	3.69%	3.38%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	0.60	0.84
Fair value of derivative(1)	$70	$110

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Changes in the fair value of fair value hedges are recognized in other noninterest income in the Condensed Consolidated Statements of Income.
Cash Flow Hedges
As of March 31, 2018, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $980.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.

Forward starting interest rate swaps totaling $510.0 million began on various dates between June of 2015 and March of 2018, and mature between June of 2019 and March of 2020. The remaining forward starting interest rate swaps totaling $470.0 million begin at various dates between May of 2018 and February of 2020 and mature between May of 2020 and April of 2022. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.89% as of March 31, 2018. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Gross notional amount outstanding	$2,060,000	$1,960,000
Derivative asset fair value in other assets(1)	7,291	3,989
Derivative liability fair value in other liabilities(1)	(15,729)	(10,219)
Weighted-average interest rate received	1.78%	1.58%
Weighted-average interest rate paid	1.85%	1.61%
Weighted-average maturity (in years)	2.17	2.25

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of March 31, 2018, the Company estimates that $1.3 million will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2018 and December 31, 2017, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $1.6 million and $1.4 million were recorded in noninterest income for the quarters ended March 31, 2018 and 2017, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Gross notional amount outstanding	$2,755,248	$2,665,358
Derivative asset fair value in other assets(1)	21,019	17,079
Derivative liability fair value in other liabilities(1)	(22,948)	(14,930)
Fair value of derivative(2)	22,682	15,059

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2018 and December 31, 2017. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters ended March 31, 2018 and 2017.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$6,996	$1,811
Interest rate swaps in interest expense	(7,183)	(302)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$271	$1,856
Interest rate swaps in interest expense	(606)	(1,145)
The following table presents the impact of derivative instruments on net interest income for the quarters ended March 31, 2018 and 2017.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Fair Value Hedges
Interest rate swaps in interest income	$(41)	$(34)
Cash Flow Hedges
Interest rate swaps in interest income	271	1,856
Interest rate swaps in interest expense	(606)	(1,145)
Total cash flow hedges	(335)	711
Total net gains (losses) on hedges	$(376)	$677
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2018 and December 31, 2017, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2018 and December 31, 2017.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$28,310	$38,738	$21,068	$25,250
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	28,310	38,738	21,068	25,250
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(18,362)	(18,362)	(16,880)	(16,880)
Cash collateral pledged	—	(20,376)	—	(8,370)
Net credit exposure	$9,948	$—	$4,188	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2018 and December 31, 2017, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2018 and December 31, 2017 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,712,750	$1,729,426
Commercial real estate	356,393	377,551
Home equity	529,808	514,973
Other commitments(1)	244,206	244,222
Total commitments to extend credit	$2,843,157	$2,866,172

Letters of credit	$117,926	$128,801

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2018 and 2017.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Trading securities:
Money market funds	$—	$—	$—	$1,685	$—	$—
Mutual funds	—	—	—	18,762	—	—
Total trading securities(1)	—	—	—	20,447	—	—
Equity securities(1)	21,322	7,191	—	—	—	—
Securities available-for-sale(1)
U.S. treasury securities	50,191	—	—	46,345	—	—
U.S. agency securities	—	159,538	—	—	156,847	—
CMOs	—	1,181,735	—	—	1,095,186	—
MBSs	—	423,362	—	—	369,543	—
Municipal securities	—	213,984	—	—	208,991	—
Corporate debt securities	—	12,140	—	—	—	—
Equity securities	—	—	—	—	7,297	—
Total securities available-for-sale	50,191	1,990,759	—	46,345	1,837,864	—
Mortgage servicing rights ("MSRs")(2)	—	—	6,468	—	—	5,894
Derivative assets(2)	—	28,310	—	—	21,068	—
Liabilities
Derivative liabilities(3)	$—	$38,738	$—	$—	$25,250	$—

(1)
As a result of recently adopted accounting guidance, equity securities are no longer presented within trading securities or securities available-for-sale for the prior period and are now presented within equity securities for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-Q.

(2)	Included in other assets in the Consolidated Statements of Financial Condition.

(3)	Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of community development investments are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $604.2 million as of March 31, 2018 and $607.0 million as of December 31, 2017. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2018 and December 31, 2017.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2018			December 31, 2017
Prepayment speed	6.7%	-	13.1%	4.2%	-	13.1%
Maturity (months)	5	-	102	6	-	92
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2018 and 2017 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Beginning balance	$5,894	$6,120
New MSRs	176	156
Total losses (gains) included in earnings(1):
Changes in valuation inputs and assumptions	560	172
Other changes in fair value(2)	(162)	(203)
Ending balance	$6,468	$6,245
Contractual servicing fees earned(1)	$378	$395

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2018 and 2017.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$35,715	$—	$—	$33,240
OREO(2)	—	—	4,792	—	—	12,340
Loans held-for-sale(3)	—	—	5,970	—	—	21,098
Assets held-for-sale(4)	—	—	3,383	—	—	2,208

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of March 31, 2018, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy. As of December 31, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell, and a corporate loan.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2018 and December 31, 2017 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$150,138	$150,138	$192,800	$192,800
Interest-bearing deposits in other banks	2	84,898	84,898	153,770	153,770
Securities held-to-maturity	2	13,400	11,287	13,760	12,013
FHLB and FRB stock	2	80,508	80,508	69,708	69,708
Loans	3	10,584,932	10,256,027	10,345,397	10,059,992
Investment in BOLI	3	281,285	281,285	279,900	279,900
Accrued interest receivable	3	45,703	45,703	45,261	45,261
Other interest-earning assets	3	146	146	228	228
Liabilities
Deposits	2	$11,146,022	$11,123,916	$11,053,325	$11,038,819
Borrowed funds	2	950,688	950,688	714,884	714,884
Senior and subordinated debt	2	195,312	194,980	195,170	198,806
Accrued interest payable	2	4,107	4,107	4,704	4,704
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both March 31, 2018 and December 31, 2017, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois, with operations throughout the Chicago metropolitan area, northwest Indiana, central and western Illinois, and eastern Iowa through over 130 banking locations. Our principal subsidiary, First Midwest Bank, and other affiliates provide a broad range of commercial, retail, treasury management, equipment leasing, wealth management, trust, and private banking products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2018 and 2017 and Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2017 Annual Report on Form 10-K ("2017 10-K"). The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of future results.
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

•	Net Interest Margin – Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.

•	Noninterest Income – Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI") other income, and non-operating revenues.

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
As of March 31, 2018, the Company and the Bank each had total assets of over $14.0 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations impose various additional requirements on bank holding companies and banks with $10.0 billion or more in total consolidated assets. As a general matter, these requirements are phased in and become applicable to the Company and the Bank over various dates. For a discussion of the impact that the Dodd-Frank Act and its implementing regulations will have on the Company and the Bank now that they have each exceeded $10.0 billion in total consolidated assets, see the "Supervision and Regulation" section in Item 1, "Business" and Item 1A, "Risk Factors" in the Company's 2017 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC").

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "probable," "potential," "possible," "target," "continue," "look forward," or "assume," and words of similar import. Forward-looking statements are not historical facts but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance or outcome, and we caution you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of strategic actions and initiatives, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including estimated synergies, cost savings and financial benefits of consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2017 10-K, as well as our subsequent filings made with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
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
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2017 10-K. There have been no material changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2017.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2018	2017
Operating Results
Interest income	$131,345	$123,699
Interest expense	12,782	8,502
Net interest income	118,563	115,197
Provision for loan losses	15,181	4,918
Noninterest income	35,517	39,951
Noninterest expense	95,582	116,642
Income before income tax expense	43,317	33,588
Income tax expense	9,807	10,733
Net income	$33,510	$22,855
Weighted-average diluted common shares outstanding	101,938	100,432
Diluted earnings per common share	$0.33	$0.23
Diluted earnings per common share, adjusted(1)(2)	$0.33	$0.34
Performance Ratios
Return on average common equity(3)	7.19%	5.20%
Return on average common equity, adjusted(1)(2)(3)	7.19%	7.76%
Return on average tangible common equity(3)	12.50%	9.53%
Return on average tangible common equity, adjusted(1)(2)(3)	12.50%	13.99%
Return on average assets(3)	0.96%	0.68%
Return on average assets, adjusted(1)(2)(3)	0.96%	1.01%
Tax-equivalent net interest margin(2)(3)(4)	3.80%	3.89%
Efficiency ratio(2)	60.96%	61.31%
Efficiency ratio (prior presentation)(5)	N/A	60.98%

(1)
Adjustments to net income include acquisition and integration related expenses associated with completed and pending acquisitions (first quarter 2017). For additional discussion of adjustments, see the "Non-GAAP Financial Information and Reconciliations" section.

(2)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(3)	These ratios are presented on an annualized basis.

(4)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

(5)
Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

	As of			March 31, 2018 Change From
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Balance Sheet Highlights
Total assets	$14,379,971	$14,077,052	$13,773,471	$302,919	$606,500
Total loans	10,676,774	10,437,812	10,054,370	238,962	622,404
Total deposits	11,146,022	11,053,325	10,956,541	92,697	189,481
Core deposits	9,339,760	9,406,542	9,415,286	(66,782)	(75,526)
Loans to deposits	95.8%	94.4%	91.8%
Core deposits to total deposits	83.8%	85.1%	85.9%
Asset Quality Highlights
Non-accrual loans	$75,015	$66,924	$54,294	$8,091	$20,721
90 days or more past due loans, still accruing interest(1)	4,633	3,555	2,633	1,078	2,000
Total non-performing loans	79,648	70,479	56,927	9,169	22,721
Accruing troubled debt restructurings ("TDRs")	1,778	1,796	2,112	(18)	(334)
Other real estate owned ("OREO")	17,472	20,851	29,140	(3,379)	(11,668)
Total non-performing assets	$98,898	$93,126	$88,179	$5,772	$10,719
30-89 days past due loans(1)	$42,573	$39,725	$23,641	$2,848	$18,932
Non-performing assets to total loans plus OREO	0.92%	0.89%	0.87%
Allowance for Credit Losses
Allowance for credit losses	$95,854	$96,729	$89,163	$(875)	$6,691
Allowance for credit losses to total loans(2)	0.90%	0.93%	0.89%
Allowance for credit losses to total loans, excluding acquired loans(3)	1.01%	1.07%	1.11%
Allowance for credit losses to non-accrual loans(2)	127.78%	144.54%	164.22%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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

Net income for the first quarter of 2018 was $33.5 million, or $0.33 per share, compared to $22.9 million, or $0.23 per share, for the first quarter of 2017. Performance for the first quarter of 2017 was impacted by acquisition and integration related pre-tax expenses of $18.6 million. Excluding these expenses, net income for the first quarter of 2017 was $33.8 million, or $0.34 per share. The modest decrease in net income and earnings per share, excluding acquisition and integration related expenses, compared to the first quarter of 2017 reflects higher provision for loan losses, partially offset by higher net interest income and noninterest income, controlled noninterest expenses, and a lower effective income tax rate. A discussion of net interest income, noninterest income, noninterest expense, and income tax expense is presented in the following section titled "Earnings Performance."
Total loans of $10.7 billion grew by $239.0 million, or 9.3% annualized, from December 31, 2017.
Non-performing assets to loans plus OREO was 0.92% at March 31, 2018, up from 0.89% and 0.87% at December 31, 2017 and March 31, 2017, respectively. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements included in our 2017 10-K.
Our accounting and reporting policies conform to GAAP and general practices within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of this adjustment is shown at the bottom of Tables 2. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2018 and 2017, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$112,137	$423	1.53	$215,915	$441	0.83	$(206)	$188	$(18)
Securities(1)	2,063,223	12,141	2.35	2,021,157	11,535	2.28	233	373	606
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	76,883	438	2.28	54,219	368	2.71	114	(44)	70
Loans(1)(2)	10,499,283	119,318	4.61	9,920,513	113,409	4.64	6,413	(504)	5,909
Total interest-earning assets(1)(2)	12,751,526	132,320	4.20	12,211,804	125,753	4.17	6,554	13	6,567
Cash and due from banks	181,797			176,953
Allowance for loan losses	(99,234)			(89,065)
Other assets	1,352,964			1,373,433
Total assets	$14,187,053			$13,673,125
Liabilities and Stockholders' Equity
Savings deposits	$2,015,679	368	0.07	$2,029,631	400	0.08	(3)	(29)	(32)
NOW accounts	1,992,672	1,048	0.21	1,916,816	478	0.10	20	550	570
Money market deposits	1,814,057	824	0.18	1,890,703	619	0.13	(24)	229	205
Time deposits	1,735,155	3,939	0.92	1,515,597	1,712	0.46	279	1,948	2,227
Borrowed funds	858,297	3,479	1.64	734,091	2,194	1.21	414	871	1,285
Senior and subordinated debt	195,243	3,124	6.49	194,677	3,099	6.46	9	16	25
Total interest-bearing liabilities	8,611,103	12,782	0.60	8,281,515	8,502	0.42	695	3,585	4,280
Demand deposits	3,466,832			3,355,674
Total funding sources	12,077,935		0.43	11,637,189		0.30
Other liabilities	235,699			272,398
Stockholders' equity - common	1,873,419			1,763,538
Total liabilities and stockholders' equity	$14,187,053			$13,673,125
Tax-equivalent net interest income/margin(1)		119,538	3.80		117,251	3.89	$5,859	$(3,572)	$2,287
Tax-equivalent adjustment		(975)			(2,054)
Net interest income (GAAP)		$118,563			$115,197
Impact of acquired loan accretion(1)		$5,112	0.16		$11,345	0.38
Tax-equivalent net interest income/ margin, adjusted(1)		$114,426	3.64		$105,906	3.51

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and prior periods are presented using the federal income tax rate applicable at that time, or 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. See the"Non-GAAP Financial Information and Reconciliations"section presented later in this Item 2 for a discussion of this non-GAAP financial measure.

(2)
Non-accrual loans, which totaled $75.0 million as of March 31, 2018 and $54.3 million as of March 31, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 2.9% compared to the first quarter of 2017. The rise in net interest income compared to the first quarter of 2017 was driven primarily by higher interest rates and loan growth, partially offset by lower acquired loan accretion and higher cost of funds.

Acquired loan accretion contributed $5.1 million and $11.3 million to net interest income for the first quarter of 2018 and 2017, respectively.
Tax-equivalent net interest margin for the first quarter of 2018 was 3.80%, decreasing 9 basis points from the same period in 2017. The decrease in tax-equivalent net interest margin compared to the first quarter of 2017 was due primarily to a 22 basis point decrease in acquired loan accretion, partially offset by the positive impact of higher interest rates. In addition, tax-equivalent net interest margin for the first quarter of 2018 was negatively impacted by a 3 basis points reduction in the tax-equivalent adjustment as a result of lower federal income tax rates.
Total average interest-earning assets rose by $539.7 million from the first quarter of 2017. The increase resulted primarily from loan growth, which was partially offset by a reduction in other interest-earning assets.
Compared to the first quarter of 2017, total average funding sources increased by $440.7 million, due primarily to an increase in FHLB advances and time deposits.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2018 and 2017 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017	% Change
Service charges on deposit accounts	$11,652	$11,365	2.5
Wealth management fees	10,958	9,660	13.4
Card-based fees, net(1)(2):
Card-based fees	5,692	8,116	(29.9)
Cardholder expenses	(1,759)	—	—
Card-based fees, net	3,933	8,116	(51.5)
Mortgage banking income	2,397	1,888	27.0
Capital market products income	1,558	1,376	13.2
Merchant servicing fees, net(1)(3):
Merchant servicing fees	2,237	3,135	(28.6)
Merchant card expenses	(1,907)	—	—
Merchant servicing fees, net	330	3,135	(89.5)
Other service charges, commissions, and fees	2,218	2,307	(3.9)
Other income(4)	2,471	2,104	17.4
Total noninterest income	$35,517	$39,951	(11.1)

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for the prior periods are presented on a net basis in noninterest income for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-Q.

(2)
Card-based fees, net consist of debit and credit card interchange fees for processing transactions as well as various fees on both consumer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks as well as the related cardholder expense.

(3)	Merchant servicing fees are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(4)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total noninterest income for the first quarter of 2018 of $35.5 million was down 11.1% compared to the first quarter of 2017. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the first quarter of 2018 versus a gross basis within noninterest expense for the prior period. In addition, the Durbin Amendment of the Dodd-Frank Act ("Durbin") became effective for the Company in the third quarter of 2017. Excluding the $3.7 million reclassification impact of accounting guidance adopted in the first quarter of 2018 on the current period and the $2.9 million impact of Durbin on the first quarter of 2017, noninterest income was $39.2 million, up 5.8% from $37.1 million in the first quarter of 2017. This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Net card-based fees were up 8.4% compared to the first quarter of 2017, excluding the accounting reclassification and Durbin, due to higher transaction volumes. Compared to the first quarter of 2017, the increase in wealth management fees was driven primarily by the full quarter impact of customers acquired in the Premier Asset Management LLC ("Premier") transaction and organic growth. The decline in merchant servicing fees from the first quarter of 2017 reflected lower customer volumes, substantially offset by the decline in merchant card expense.
Mortgage banking income for the first quarter of 2018 resulted from sales of $63.8 million of 1-4 family mortgage loans in the secondary market, compared to $54.6 million in the first quarter of 2017. In addition, mortgage banking income for the first quarter of 2018 was positively impacted by changes in the fair value of mortgage servicing rights, which fluctuate from quarter to quarter.
Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2018 and 2017 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017	% Change
Salaries and employee benefits:
Salaries and wages	$45,830	$44,890	2.1
Retirement and other employee benefits	10,957	10,882	0.7
Total salaries and employee benefits	56,787	55,772	1.8
Net occupancy and equipment expense	13,773	12,325	11.7
Professional services	7,580	8,463	(10.4)
Technology and related costs	4,771	4,433	7.6
Advertising and promotions	1,650	1,066	54.8
Net OREO expense	1,068	1,700	(37.2)
Merchant card expenses(1)	—	2,585	(100.0)
Cardholder expenses(1)	—	1,764	(100.0)
Other expenses	9,953	9,969	(0.2)
Acquisition and integration related expenses	—	18,565	(100.0)
Total noninterest expense(1)	$95,582	$116,642	(18.1)

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for the prior periods are presented on a net basis in noninterest income for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Total noninterest expense of $95.6 million decreased by 18.1% compared to the first quarter of 2017. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the first quarter of 2018 versus a gross basis within noninterest expense for the prior period. Excluding the $3.7 million reclassification impact of this accounting guidance on the current period and $18.6 million acquisition and integration related expenses that resulted from the acquisition of Standard Bancshares, Inc ("Standard") in the first quarter of 2017, noninterest expense for the first quarter of 2018 was $99.2 million, consistent with $98.1 million in the first quarter of 2017. This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
The increase in salaries and wages compared to the first quarter of 2017 was driven primarily by merit increases and organizational growth. Compared to the first quarter of 2017, net occupancy and equipment expenses increased as a result of higher costs related to winter weather conditions and the timing of expenses related to the Company's planned corporate headquarters relocation. Professional services expense declined compared to the first quarter of 2017 due to lower loan remediation expenses. Compared to the first quarter of 2017, the rise in advertising and promotions expense resulted from the timing of certain advertising costs.

Net OREO expense decreased compared to the first quarter of 2017 as a result of lower levels of operating expenses, losses on sales, and valuation adjustments.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters ended March 31, 2018 and 2017 is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Income before income tax expense	$43,317	$33,588
Income tax expense:
Federal income tax expense	$7,146	$8,895
State income tax expense	2,661	1,838
Total income tax expense	$9,807	$10,733
Effective income tax rate	22.6%	32.0%
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
The decrease in the effective tax rate compared to the first quarter of 2017 was driven primarily by the reduction in the federal income tax rate from 35% to 21% which became effective in the first quarter of 2018 as a result of federal income tax reform. In addition, the first quarter of 2018 was impacted by a $1.0 million income tax benefit related to employee share-based payments.
Total income tax expense for the first quarter of 2018 was down 8.6% compared to the same period in the prior year. Higher levels of income subject to tax at statutory rates and a decrease in tax-exempt income compared to the first quarter of 2017 were more than offset by the decrease in the federal income tax rate.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 15 to the Consolidated Financial Statements of our 2017 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Equity securities are carried at fair value and consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2018				As of December 31, 2017
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$50,487	$(296)	$50,191	2.5	$46,529	$(184)	$46,345	2.5
U.S. agency securities	160,936	(1,398)	159,538	7.8	157,636	(789)	156,847	8.3
Collateralized mortgage obligations ("CMOs")	1,213,796	(32,061)	1,181,735	57.9	1,113,019	(17,833)	1,095,186	58.1
Other mortgage-backed securities ("MBSs")	434,485	(11,123)	423,362	20.7	373,676	(4,133)	369,543	19.6
Municipal securities	217,855	(3,871)	213,984	10.5	209,558	(567)	208,991	11.1
Corporate debt securities	12,161	(21)	12,140	0.6	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	(111)	7,297	0.4
Total securities available-for-sale	$2,089,720	$(48,770)	$2,040,950	100.0	$1,907,826	$(23,617)	$1,884,209	100.0
Securities Held-to-Maturity
Municipal securities	$13,400	$(2,113)	$11,287		$13,760	$(1,747)	$12,013
Equity Securities(1)			$28,513				$—
Trading Securities(1)			$—				$20,447

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Portfolio Composition
As of March 31, 2018, our securities available-for-sale portfolio totaled $2.0 billion, increasing $156.7 million, or 8.3%, from December 31, 2017. The increase from December 31, 2017 was driven primarily by purchases of CMOs and MBSs in light of current market conditions. For additional detail regarding sales of securities see the "Realized Gains and Losses" section below.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 7
Securities Effective Duration Analysis

	As of March 31, 2018			As of December 31, 2017
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	1.10%	1.13	1.54%	1.01%	1.03	1.30%
U.S. agency securities	1.82%	3.22	1.96%	1.80%	3.22	1.74%
CMOs	3.75%	4.72	2.44%	3.36%	4.51	2.35%
MBSs	4.17%	5.60	2.50%	3.77%	5.29	2.30%
Municipal securities	4.75%	5.05	2.60%	4.47%	4.87	3.04%
Corporate debt securities	0.28%	7.98	3.32%	N/M	N/M	N/M
Total securities available-for-sale	3.71%	4.75	2.41%	3.38%	4.51	2.34%
Securities Held-to-Maturity
Municipal securities	5.15%	7.03	3.52%	5.33%	7.15	4.55%
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

(3)	Yields on municipal securities are reflected on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented.
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.75 years and 3.71%, respectively, as of March 31, 2018, up from 4.51 years and 3.38% as of December 31, 2017. The increase resulted primarily from purchases of CMOs and MBSs.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the first quarters of 2018 and 2017. During the first quarter of 2017, $210.2 million of securities acquired in the Standard transaction were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss on an after-tax basis. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market rates drove the rise in net unrealized losses to $48.8 million as of March 31, 2018 from $23.6 million as of December 31, 2017.
Net unrealized losses in the CMO and MBS portfolio totaled $32.1 million and $11.1 million as of March 31, 2018, respectively, compared to $17.8 million and $4.1 million as of December 31, 2017 for the same portfolios. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of March 31, 2018 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs or MBSs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 81.2% of total loans as of March 31, 2018. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of March 31, 2018	% of Total Loans	As of December 31, 2017	% of Total Loans	% Change
Commercial and industrial	$3,659,066	34.3	$3,529,914	33.8	3.7
Agricultural	435,734	4.1	430,886	4.1	1.1
Commercial real estate:
Office, retail, and industrial	1,931,202	18.1	1,979,820	19.0	(2.5)
Multi-family	695,830	6.4	675,463	6.5	3.0
Construction	585,766	5.5	539,820	5.2	8.5
Other commercial real estate	1,363,238	12.8	1,358,515	13.0	0.3
Total commercial real estate	4,576,036	42.8	4,553,618	43.7	0.5
Total corporate loans	8,670,836	81.2	8,514,418	81.6	1.8
Home equity	881,534	8.3	827,055	7.9	6.6
1-4 family mortgages	798,902	7.5	774,357	7.4	3.2
Installment	325,502	3.0	321,982	3.1	1.1
Total consumer loans	2,005,938	18.8	1,923,394	18.4	4.3
Total loans	$10,676,774	100.0	$10,437,812	100.0	2.3
Total loans of $10.7 billion increased by 9.3%, annualized from December 31, 2017. Growth in commercial and industrial loans, primarily within our sector-based lending businesses, multi-family, and construction loans drove the rise in total corporate loans. Growth in consumer loans compared to December 31, 2017 benefited from the impact of purchases of shorter-duration home equity loans and organic production.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 38.4% of total loans, and totaled $4.1 billion at March 31, 2018, an increase of $134.0 million, or 3.4%, from December 31, 2017. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector based lending, such as healthcare, asset-based lending, structured finance, and syndications. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of March 31, 2018 and December 31, 2017.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2018	% of Total	As of December 31, 2017	% of Total
Office, retail, and industrial:
Office	$809,358	17.7	$844,413	18.5
Retail	469,321	10.3	471,781	10.4
Industrial	652,523	14.3	663,626	14.6
Total office, retail, and industrial	1,931,202	42.3	1,979,820	43.5
Multi-family	695,830	15.2	675,463	14.8
Construction	585,766	12.8	539,820	11.8
Other commercial real estate:
Multi-use properties	330,934	7.2	330,926	7.3
Rental properties	184,394	4.0	197,579	4.3
Warehouses and storage	170,218	3.7	172,505	3.8
Hotels	122,600	2.7	97,016	2.1
Restaurants	121,025	2.6	112,547	2.5
Service stations and truck stops	104,611	2.3	107,834	2.4
Recreational	84,927	1.9	87,986	1.9
Automobile dealers	38,153	0.8	39,020	0.9
Other	206,376	4.5	213,102	4.7
Total other commercial real estate	1,363,238	29.7	1,358,515	29.9
Total commercial real estate	$4,576,036	100.0	$4,553,618	100.0
Commercial real estate loans represent 42.8% of total loans, and totaled $4.6 billion at March 31, 2018, increasing by $22.4 million from December 31, 2017.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 43% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of March 31, 2018. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 214% and construction loans to total capital was 32% as of March 31, 2018. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 18.8% of total loans, and totaled $2.0 billion at March 31, 2018, an increase of $82.5 million, or 4.3%, from December 31, 2017. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual(2)	Total Loans
As of March 31, 2018
Commercial and industrial	$3,373	$3,599,159	$10,597	$1,963	$43,974	$3,659,066
Agricultural	7,234	423,661	264	489	4,086	435,734
Commercial real estate:
Office, retail, and industrial	14,426	1,898,381	5,577	476	12,342	1,931,202
Multi-family	13,201	667,212	15,249	24	144	695,830
Construction	8,405	576,202	35	916	208	585,766
Other commercial real estate	59,820	1,295,183	4,083	64	4,088	1,363,238
Total commercial real estate	95,852	4,436,978	24,944	1,480	16,782	4,576,036
Total corporate loans	106,459	8,459,798	35,805	3,932	64,842	8,670,836
Home equity	2,656	870,443	2,611	44	5,780	881,534
1-4 family mortgages	17,775	774,625	1,977	132	4,393	798,902
Installment	1,056	321,741	2,180	525	—	325,502
Total consumer loans	21,487	1,966,809	6,768	701	10,173	2,005,938
Total loans	$127,946	$10,426,607	$42,573	$4,633	$75,015	$10,676,774
As of December 31, 2017
Commercial and industrial	$5,450	$3,458,049	$24,005	$1,830	$40,580	$3,529,914
Agricultural	7,203	423,007	280	177	219	430,886
Commercial real estate:
Office, retail, and industrial	14,575	1,950,564	2,776	345	11,560	1,979,820
Multi-family	14,071	657,878	3,117	20	377	675,463
Construction	8,778	530,264	198	371	209	539,820
Other commercial real estate	64,675	1,287,522	2,380	317	3,621	1,358,515
Total commercial real estate	102,099	4,426,228	8,471	1,053	15,767	4,553,618
Total corporate loans	114,752	8,307,284	32,756	3,060	56,566	8,514,418
Home equity	2,745	815,014	3,252	98	5,946	827,055
1-4 family mortgages	18,080	750,555	1,310	—	4,412	774,357
Installment	1,113	318,065	2,407	397	—	321,982
Total consumer loans	21,938	1,883,634	6,969	495	10,358	1,923,394
Total loans	$136,690	$10,190,918	$39,725	$3,555	$66,924	$10,437,812

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $760,000 and $763,000 as of March 31, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Non-accrual loans	$75,015	$66,924	$65,176	$79,196	$54,294
90 days or more past due loans, still accruing interest(1)	4,633	3,555	2,839	2,059	2,633
Total non-performing loans	79,648	70,479	68,015	81,255	56,927
Accruing TDRs	1,778	1,796	1,813	2,029	2,112
OREO	17,472	20,851	19,873	26,493	29,140
Total non-performing assets	$98,898	$93,126	$89,701	$109,777	$88,179
30-89 days past due loans(1)	$42,573	$39,725	$28,868	$19,081	$23,641
Non-accrual loans to total loans	0.70%	0.64%	0.63%	0.77%	0.54%
Non-performing loans to total loans	0.75%	0.68%	0.65%	0.79%	0.57%
Non-performing assets to total loans plus OREO	0.92%	0.89%	0.86%	1.07%	0.87%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 0.92% of total loans and OREO at March 31, 2018, up from 0.89% and 0.87% at December 31, 2017 and March 31, 2017, respectively, reflective of normal fluctuations that can occur on a quarterly basis.

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
Table 12
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2018		December 31, 2017		March 31, 2017
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	10	$17,090	11	$19,223	4	$1,200
Commercial real estate:
Office, retail, and industrial	4	2,336	4	4,236	2	864
Multi-family	3	714	3	723	3	745
Other commercial real estate	1	189	1	192	2	263
Total commercial real estate	8	3,239	8	5,151	7	1,872
Total corporate loans	18	20,329	19	24,374	11	3,072
Home equity	14	809	15	824	16	967
1-4 family mortgages	11	1,106	11	1,131	11	1,185
Total consumer loans	25	1,915	26	1,955	27	2,152
Total TDRs	43	$22,244	45	$26,329	38	$5,224
Accruing TDRs	13	$1,778	14	$1,796	17	$2,112
Non-accrual TDRs	30	20,466	31	24,533	21	3,112
Total TDRs	43	$22,244	45	$26,329	38	$5,224
Year-to-date charge-offs on TDRs		$1,309		$6,345		$112
Specific reserves related to TDRs		2,374		1,977		32
As of March 31, 2018, TDRs totaled $22.2 million, decreasing by $4.1 million from December 31, 2017. The increase from $5.2 million at March 31, 2017 was driven primarily by the extension of two non-accrual credits during the third quarter of 2017.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 13
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of March 31, 2018			As of December 31, 2017
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$95,259	$14,444	$109,703	$70,863	$30,074	$100,937
Agricultural	7,756	6,248	14,004	10,989	5,732	16,721
Commercial real estate	78,975	61,270	140,245	72,749	69,228	141,977
Total corporate performing potential problem loans(4)	$181,990	$81,962	$263,952	$154,601	$105,034	$259,635
Corporate performing potential problem loans to corporate loans	2.10%	0.95%	3.04%	1.82%	1.23%	3.05%
Corporate PCI performing potential problem loans included in the totals above	$17,422	$22,775	$40,197	$17,685	$26,635	$44,320

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $651,000 as of March 31, 2018 and $657,000 as of December 31, 2017.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans of 3.04% at March 31, 2018 were consistent with December 31, 2017.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans.
Table 14
OREO by Type
(Dollar amounts in thousands)

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Single-family homes	$1,173	$837	$1,768
Land parcels:
Raw land	850	850	1,025
Commercial lots	4,657	8,698	10,638
Single-family lots	2,135	2,150	2,232
Total land parcels	7,642	11,698	13,895
Multi-family units	225	48	272
Commercial properties	8,432	8,268	13,205
Total OREO	$17,472	$20,851	$29,140

OREO Activity
A rollforward of OREO balances for the quarters ended March 31, 2018 and 2017 is presented in the following table.
Table 15
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2018	2017
Beginning balance	$20,851	$26,083
Transfers from loans	937	683
Acquisitions	—	8,427
Proceeds from sales	(3,876)	(5,364)
Losses on sales of OREO	(20)	(156)
OREO valuation adjustments	(420)	(533)
Ending balance	$17,472	$29,140
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2018.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Note 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses as related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of March 31, 2018 and December 31, 2017.
Table 16
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Quarter Ended March 31, 2018
Beginning balance	$94,123	$2,606	$96,729
Net charge-offs	(15,806)	(250)	(16,056)
Provision for loan losses and other expense	15,215	(34)	15,181
Ending balance	$93,532	$2,322	$95,854
As of March 31, 2018
Total loans	$9,219,842	$1,456,932	$10,676,774
Remaining acquisition adjustment(2)	N/A	70,651	70,651
Allowance for credit losses to total loans(3)	1.01%	0.16%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	4.85%	N/A
As of December 31, 2017
Total loans	$8,822,560	$1,615,252	$10,437,812
Remaining acquisition adjustment(2)	N/A	74,677	74,677
Allowance for credit losses to total loans(3)	1.07%	0.16%	0.93%
Remaining acquisition adjustment to acquired loans	N/A	4.62%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $41.2 million and $29.5 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of March 31, 2018, and $43.5 million and $31.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2017.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.01% as of March 31, 2018. The acquisition adjustment decreased $4.0 million during the first quarter of 2018, driven primarily by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.85%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $404.2 million and $366.0 million as of March 31, 2018 and December 31, 2017, respectively, and are included in loans, excluding acquired loans, in the table above and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.3 million on acquired loans.

Table 17
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Change in allowance for credit losses
Beginning balance	$96,729	$95,814	$93,371	$89,163	$87,083
Loan charge-offs:
Commercial, industrial, and agricultural	14,670	6,919	8,935	2,957	4,074
Office, retail, and industrial	461	49	14	—	127
Multi-family	—	—	—	—	—
Construction	—	—	(6)	39	5
Other commercial real estate	69	34	6	307	408
Consumer	1,885	2,118	1,617	1,556	1,664
Total loan charge-offs	17,085	9,120	10,566	4,859	6,278
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	538	1,386	698	400	1,666
Office, retail, and industrial	97	127	1,825	8	975
Multi-family	—	3	2	6	28
Construction	13	12	19	12	227
Other commercial real estate	39	39	25	79	101
Consumer	342	444	331	323	443
Total recoveries of loan charge-offs	1,029	2,011	2,900	828	3,440
Net loan charge-offs	16,056	7,109	7,666	4,031	2,838
Provision for loan losses	15,181	8,024	10,109	8,239	4,918
Ending balance	$95,854	$96,729	$95,814	$93,371	$89,163
Allowance for credit losses
Allowance for loan losses	$94,854	$95,728	$94,814	$92,371	$88,163
Reserve for unfunded commitments	1,000	1,000	1,000	1,000	1,000
Total allowance for credit losses	$95,854	$96,728	$95,814	$93,371	$89,163
Allowance for credit losses to loans(1)	0.90%	0.93%	0.92%	0.91%	0.89%
Allowance for credit losses to loans, excluding acquired loans(2)	1.01%	1.07%	1.09%	1.10%	1.11%
Allowance for credit losses to non-accrual loans	127.78%	144.54%	147.01%	117.90%	164.22%
Allowance for credit losses to non-performing loans	120.35%	137.25%	140.87%	114.91%	156.63%
Average loans	$10,496,089	$10,380,689	$10,273,630	$10,059,968	$9,916,281
Net loan charge-offs to average loans, annualized	0.62%	0.27%	0.30%	0.16%	0.12%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $95.9 million as of March 31, 2018 and represents 0.90% of total loans, compared to 0.93% at December 31, 2017.
The provision for loan losses was $15.2 million for the quarter ended March 31, 2018, up from $8.0 million for the quarter ended December 31, 2017. The increase compared to the quarter ended December 31, 2017 resulted primarily from higher levels of net charge-offs.

Net loan charge-offs to average loans, annualized were 0.62%, or $16.1 million, for the first quarter of 2018, up from 0.27% and 0.12% for the fourth and first quarters of 2017, respectively. The increase in net loan charge-offs compared to both prior periods resulted largely from losses on two corporate relationships based upon circumstances unique to these borrowers. Included within net charge-offs for the first quarter of 2017 were $3.4 million in recoveries which related to three corporate relationships that were charged-off in prior periods.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2018 % Change From
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Demand deposits	$3,466,832	$3,611,811	$3,355,674	(4.0)	3.3
Savings deposits	2,015,679	2,017,489	2,029,631	(0.1)	(0.7)
NOW accounts	1,992,672	1,992,150	1,916,816	—	4.0
Money market accounts	1,814,057	1,938,195	1,890,703	(6.4)	(4.1)
Core deposits	9,289,240	9,559,645	9,192,824	(2.8)	1.0
Time deposits	1,726,082	1,613,681	1,473,882	7.0	17.1
Brokered deposits	9,073	6,077	41,715	49.3	(78.3)
Total time deposits	1,735,155	1,619,758	1,515,597	7.1	14.5
Total deposits	11,024,395	11,179,403	10,708,421	(1.4)	3.0
Securities sold under agreements to repurchase	119,852	119,797	126,202	—	(5.0)
Federal funds purchased	11,389	—	—	N/M	N/M
FHLB advances	727,056	434,837	607,889	67.2	19.6
Total borrowed funds	858,297	554,634	734,091	54.8	16.9
Senior and subordinated debt	195,243	195,102	194,677	0.1	0.3
Total funding sources	$12,077,935	$11,929,139	$11,637,189	1.2	3.8
Average interest rate paid on borrowed funds	1.64%	1.62%	1.21%
Weighted-average maturity of FHLB advances	0.9 months	1.0 months	1.3 months
Weighted-average interest rate of FHLB advances	1.74%	1.26%	0.74%
N/M – Not meaningful.
Total average funding sources for the first quarter of 2018 increased by $148.8 million, or 1.2%, compared to the fourth quarter of 2017 and $440.7 million, or 3.8%, compared to the first quarter of 2017. The increase compared to both prior periods resulted from an increase in FHLB advances as related interest rate swaps became effective and a rise in time deposits due to the continued success of promotions which started in 2017.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	As of March 31, 2018		As of March 31, 2017
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$120,688	0.07	$132,923	0.06
FHLB advances	830,000	1.74	415,000	0.74
Total borrowed funds	$950,688	1.53	$547,923	0.58
Average for the year-to-date period:
Securities sold under agreements to repurchase	$119,852	0.06	$126,202	0.05
Federal funds purchased	11,389	1.60	—	—
FHLB advances	727,056	1.90	607,889	1.45
Total borrowed funds	$858,297	1.64	$734,091	1.21
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$128,553		$140,764
Federal funds purchased	65,000		—
FHLB advances	930,000		940,000
Average borrowed funds totaled $858.3 million for the first quarter of 2018, increasing by $124.2 million compared to the same period in 2017. This increase was due primarily to higher levels of FHLB advances during the first quarter of 2017. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $510.0 million and $415.0 million in FHLB advances as of March 31, 2018 and 2017, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 2.19% and 2.17% as of March 31, 2018 and 2017, respectively. For a detailed discussion of interest rate swaps, see Note 9 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2017 10-K. In addition, financial institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion are required by the Dodd-Frank Act to conduct an annual company-run stress test of capital. The Company submitted its first required stress test report for the July 31, 2017 reporting date and the Bank will become subject to these stress test requirements starting with the July 31, 2018 reporting date.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of March 31, 2018 and December 31, 2017.

The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2018
	As of		Regulatory Minimum For Well- Capitalized
	March 31, 2018	December 31, 2017		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.82%	10.95%	10.00%	8%	$99,042
Tier 1 capital to risk-weighted assets	10.03%	10.13%	8.00%	25%	$245,130
CET1 to risk-weighted assets	10.03%	10.13%	6.50%	54%	$426,586
Tier 1 capital to average assets	9.03%	9.10%	5.00%	81%	$540,972
Company regulatory capital ratios
Total capital to risk-weighted assets	12.07%	12.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.07%	10.10%	N/A	N/A	N/A
CET1 to risk-weighted assets	9.65%	9.68%	N/A	N/A	N/A
Tier 1 capital to average assets	9.07%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.18%	8.33%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.60%	8.58%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.18%	9.31%	N/A	N/A	N/A
N/A - Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Overall, the Company's regulatory capital ratios decreased compared to December 31, 2017, due primarily to the impact of loan growth on risk-weighted assets and the nearly 10 basis point impact of the phase-in of certain provisions related to regulatory capital ratio calculations, substantially offset by an increase in retained earnings.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.11 per common share during the first quarter of 2018, which is a 10% increase from the fourth quarter of 2017 and will represent the 141st consecutive cash dividend paid by the Company since its inception in 1983.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, excluding the impact of acquired loan accretion, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, return on average common equity, adjusted, return on average tangible common equity, return on average tangible common equity, adjusted, and allowance for credit losses to loans, excluding acquired loans.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include acquisition and integration related expenses (first quarter of 2017). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
The Company presents noninterest income, excluding the accounting reclassification and Durbin and noninterest expense, excluding the accounting reclassification and acquisition and integration related expenses. Management believes that excluding these items from noninterest income and noninterest expense is useful in assessing the Company’s underlying operational performance as these items either do not pertain to its core business operations or their exclusion facilitates better comparability between periods and for peer comparison purposes.
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
The Company presents the allowance for credit losses to total loans, excluding acquired loans. Management believes excluding acquired loans is useful as it facilitates better comparability between periods as these loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes. See Table 16 in the section of this Item 2 titled "Loan Portfolio and Credit Quality" for details on the calculation of this measure.
Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. See the following reconciliations for details on the calculation of these measures to the extent presented herein.

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2018	2017
Earnings Per Share
Net income	$33,510	$22,855
Net income applicable to non-vested restricted shares	(311)	(234)
Net income applicable to common shares	33,199	22,621
Adjustments to net income:
Acquisition and integration related expenses	—	18,565
Tax effect of acquisition and integration related expenses	—	(7,426)
Total adjustments to net income, net of tax	—	11,139
Net income applicable to common shares, adjusted(1)	$33,199	$33,760
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	101,922	100,411
Dilutive effect of common stock equivalents	16	21
Weighted-average diluted common shares outstanding	101,938	100,432
Basic EPS	$0.33	$0.23
Diluted EPS	$0.33	$0.23
Diluted EPS, adjusted(1)	$0.33	$0.34
Return on Average Assets
Net income	$33,510	$22,855
Total adjustments to net income, net of tax	—	11,139
Net income, adjusted(1)	$33,510	$33,994
Average assets	$14,187,053	$13,673,125
Return on average assets(3)	0.96%	0.68%
Return on average assets, adjusted(1)(3)	0.96%	1.01%
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$33,199	$22,621
Intangibles amortization	1,802	1,965
Tax effect of intangibles amortization	(721)	(786)
Net income applicable to common shares, excluding intangibles amortization	34,280	23,800
Total adjustments to net income, net of tax	—	11,139
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$34,280	$34,939
Average stockholders' common equity	$1,873,419	$1,763,538
Less: average intangible assets	(753,870)	(750,589)
Average tangible common equity	$1,119,549	$(1,012,949)
Return on average common equity(3)	7.19%	5.20%
Return on average common equity, adjusted(3)	7.19%	7.76%
Return on average tangible common equity(3)	12.50%	9.53%
Return on average tangible common equity, adjusted(1)(3)	12.50%	13.99%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2018	2017
Efficiency Ratio Calculation
Noninterest expense	$95,582	$116,642
Less:
Net OREO expense	(1,068)	(1,700)
Acquisition and integration related expenses	—	(18,565)
Total	$94,514	$96,377
Tax-equivalent net interest income(2)	$119,538	$117,251
Noninterest income	35,517	39,951
Less: net securities gains (losses)	—	—
Total	$155,055	$157,202
Efficiency ratio	60.96%	61.31%
Efficiency ratio (prior presentation)(4)	N/A	60.98%

	As of
	March 31, 2018	December 31, 2017
Tangible Common Equity
Stockholders' equity	$1,869,287	$1,864,874
Less: goodwill and other intangible assets	(754,814)	(754,757)
Tangible common equity	1,114,473	1,110,117
Less: accumulated other comprehensive income ("AOCI")	57,531	33,036
Tangible common equity, excluding AOCI	$1,172,004	$1,143,153
Total assets	$14,379,971	$14,077,052
Less: goodwill and other intangible assets	(754,814)	(754,757)
Tangible assets	$13,625,157	$13,322,295
Risk-weighted assets	$12,135,662	$11,920,372
Tangible common equity to tangible assets	8.18%	8.33%
Tangible common equity, excluding AOCI, to tangible assets	8.60%	8.58%
Tangible common equity to risk-weighted assets	9.18%	9.31%

(1)	Adjustments to net income include acquisition and integration related expenses associated with completed and pending acquisitions.

(2)
Presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time, or 35%.

(3)	Annualized based on the actual number of days for each period presented.

(4)
Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

Efficiency Ratio Calculation
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Efficiency Ratio
Noninterest expense	$415,909	$339,500	$307,216	$283,826	$256,737
Less:
Net OREO expense	(4,683)	(3,024)	(5,281)	(7,075)	(8,547)
Special bonus	(1,915)	—	—	—	—
Charitable contribution	(1,600)	—	—	—	—
Acquisition and integration related expenses	(20,123)	(14,352)	(1,389)	(13,872)	—
Lease cancellation fee	—	(950)	—	—	—
Property valuation adjustments	—	—	(8,581)	—	—
Total	$387,588	$321,174	$291,965	$262,879	$248,190
Tax-equivalent net interest income(1)	$479,965	$358,334	$322,277	$288,589	$272,429
Noninterest income	163,149	159,312	136,581	126,618	140,883
Less:
Net securities gains (losses)	1,876	(1,420)	(2,373)	(8,097)	(34,164)
Net gain on sale-leaseback transaction	—	(5,509)	—	—	—
Gains on sales of properties	—	—	—	(3,954)
Loss on early extinguishment of debt	—	—	—	2,059	—
Gain on termination of FHLB forward commitments	—	—	—	—	(7,829)
Total	$644,990	$510,717	$456,485	$405,215	$371,319
Efficiency ratio	60.09%	62.89%	63.96%	64.87%	66.84%
Efficiency ratio (prior presentation)(2)	59.73%	62.59%	63.57%	64.57%	64.19%

(1)
Presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time, or 35%.

(2)
Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2017 10-K.
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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of March 31, 2018 and December 31, 2017, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
Our balance sheet is asset sensitive based on repricing and maturity characteristics and simulation analysis assumptions. The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of March 31, 2018, consistent with December 31, 2017.
As of March 31, 2018, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 96% of the total compared to 4% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 93% of fixed rate securities and 7% of floating rate interest-bearing deposits in other banks as of December 31, 2017. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $19.5 million, less than 1% of the floating rate loan portfolio, as of March 31, 2018, compared to $60.0 million, or 1% of the floating rate loan portfolio, as of December 31, 2017. On the liability side of the balance sheet, 84% of deposits as of both March 31, 2018 and December 31, 2017 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2018
Dollar change	$71,025	$43,560	$27,235	$(47,234)
Percent change	14.1%	8.7%	5.4%	(9.4)%
As of December 31, 2017
Dollar change	$70,999	$44,733	$33,099	$(44,579)
Percent change	14.8%	9.3%	6.9%	(9.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2018 would increase net interest income by $43.6 million, or 8.7%, over the next twelve months compared to no change in interest rates. This same measure was $44.7 million, or 9.3%, as of December 31, 2017.
Overall, positive interest rate risk volatility as of March 31, 2018 decreased modestly compared to December 31, 2017. This decrease was driven primarily by higher interest rates and continued growth in floating rate loans funded with time deposits and FHLB advances.
ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in the section entitled "Risk Factors" in its 2017 Form 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, our 2017 Form 10-K, and our other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly Common Stock purchases during the first quarter of 2018. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of March 31, 2018. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2017	185	$24.22	—	2,487,947
February 1 - February 28, 2017	122,074	25.07	—	2,487,947
March 1 - March 31, 2017	8,231	24.54	—	2,487,947
Total	130,490	$25.04	—

(1)
Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase program. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of Common Stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock or by option holders upon exercise to cover the exercise price of the stock options.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1(1)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.
10.2(1)	Employment Agreement, dated as of August 29, 2016, between the Company and its Director of Commercial Banking.
11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 8 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgement of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Review Report of Independent Registered Public Accounting Firm.
101	Interactive Data File.

(1)	Management contract or compensatory plan or arrangement.

(2)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: May 7, 2018
* Duly authorized to sign on behalf of the registrant.