Form 10-Q
period 2018-06-30
FIRST MIDWEST BANCORP INC
filed 2018-08-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8750 West Bryn Mawr Avenue, Suite 1300
Chicago, Illinois 60631-3655
(Address of principal executive offices) (zip code)
______________________

Registrant's telephone number, including area code: (708) 831-7563
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].
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
As of August 3, 2018, there were 103,054,177 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2018	December 31, 2017
Assets			(Unaudited)
Cash and due from banks			$181,482	$192,800
Interest-bearing deposits in other banks			192,785	153,770
Trading securities, at fair value			—	20,447
Equity securities, at fair value			28,441	—
Securities available-for-sale, at fair value			2,142,865	1,884,209
Securities held-to-maturity, at amortized cost			13,042	13,760
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			82,778	69,708
Loans			10,891,565	10,437,812
Allowance for loan losses			(96,691)	(95,729)
Net loans			10,794,874	10,342,083
Other real estate owned ("OREO")			12,892	20,851
Premises, furniture, and equipment, net			127,024	123,316
Investment in bank-owned life insurance ("BOLI")			282,664	279,900
Goodwill and other intangible assets			753,020	754,757
Accrued interest receivable and other assets			206,209	221,451
Total assets			$14,818,076	$14,077,052
Liabilities
Noninterest-bearing deposits			$3,667,847	$3,576,190
Interest-bearing deposits			7,824,416	7,477,135
Total deposits			11,492,263	11,053,325
Borrowed funds			981,044	714,884
Senior and subordinated debt			195,453	195,170
Accrued interest payable and other liabilities			265,753	248,799
Total liabilities			12,934,513	12,212,178
Stockholders' Equity
Common stock			1,124	1,123
Additional paid-in capital			1,025,703	1,031,870
Retained earnings			1,122,107	1,074,990
Accumulated other comprehensive loss, net of tax			(64,400)	(33,036)
Treasury stock, at cost			(200,971)	(210,073)
Total stockholders' equity			1,883,563	1,864,874
Total liabilities and stockholders' equity			$14,818,076	$14,077,052

	June 30, 2018		December 31, 2017
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	112,356	—	112,351
Shares outstanding	—	103,059	—	102,717
Treasury shares	—	9,297	—	9,634

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Loans	$127,737	$114,820	$246,423	$227,185
Investment securities	13,010	10,527	24,766	21,011
Other short-term investments	1,341	1,169	2,244	2,019
Total interest income	142,088	126,516	273,433	250,215
Interest Expense
Deposits	8,032	3,729	14,211	6,938
Borrowed funds	3,513	2,099	6,992	4,293
Senior and subordinated debt	3,140	3,105	6,264	6,204
Total interest expense	14,685	8,933	27,467	17,435
Net interest income	127,403	117,583	245,966	232,780
Provision for loan losses	11,614	8,239	26,795	13,157
Net interest income after provision for loan losses	115,789	109,344	219,171	219,623
Noninterest Income
Service charges on deposit accounts	12,058	12,153	23,710	23,518
Wealth management fees	10,981	10,525	21,939	20,185
Card-based fees, net	4,394	8,832	8,327	16,948
Capital market products income	2,819	2,217	4,377	3,593
Mortgage banking income	1,736	1,645	4,133	3,533
Other service charges, commissions, and fees	2,838	5,856	5,386	11,298
Net securities gains	—	284	—	284
Other income	2,121	3,433	4,592	5,537
Total noninterest income	36,947	44,945	72,464	84,896
Noninterest Expense
Salaries and employee benefits	57,932	54,575	114,719	110,347
Net occupancy and equipment expense	13,651	12,485	27,424	24,810
Professional services	8,298	9,112	15,878	17,575
Technology and related costs	4,837	4,485	9,608	8,918
Net OREO expense	(256)	1,631	812	3,331
Other expenses	13,939	16,289	25,542	31,673
Delivering Excellence implementation costs	15,015	—	15,015	—
Acquisition and integration related expenses	—	1,174	—	19,739
Total noninterest expense	113,416	99,751	208,998	216,393
Income before income tax expense	39,320	54,538	82,637	88,126
Income tax expense	9,720	19,588	19,527	30,321
Net income	$29,600	$34,950	$63,110	$57,805
Per Common Share Data
Basic earnings per common share	$0.29	$0.34	$0.61	$0.57
Diluted earnings per common share	$0.29	$0.34	$0.61	$0.57
Dividends declared per common share	$0.11	$0.10	$0.22	$0.19
Weighted-average common shares outstanding	102,159	101,743	102,041	101,081
Weighted-average diluted common shares outstanding	102,159	101,763	102,049	101,101

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,600	$34,950	$63,110	$57,805
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(8,980)	7,352	(34,133)	10,650
Tax effect	2,535	(2,941)	9,507	(4,262)
Net of tax	(6,445)	4,411	(24,626)	6,388
Reclassification of net gains included in net income:
Before tax	—	284	—	284
Tax effect	—	(114)	—	(114)
Net of tax	—	170	—	170
Net unrealized holding (losses) gains	(6,445)	4,241	(24,626)	6,218
Derivative Instruments
Unrealized holding losses:
Before tax	(590)	(905)	(68)	(3,125)
Tax effect	166	361	19	1,250
Net of tax	(424)	(544)	(49)	(1,875)
Total other comprehensive (loss) income	(6,869)	3,697	(24,675)	4,343
Total comprehensive income	$22,731	$38,647	$38,435	$62,148

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	6,218	(1,875)	—	4,343
Balance at June 30, 2017	$(16,427)	$(3,051)	$(17,089)	$(36,567)
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(24,626)	(49)	—	(24,675)
Balance at June 30, 2018	$(41,466)	$(4,596)	$(18,338)	$(64,400)

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	57,805	—	—	57,805
Other comprehensive income	—	—	—	—	4,343	—	4,343
Common dividends declared ($0.19 per common share)	—	—	—	(18,407)	—	—	(18,407)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	5	—	110	—	—	—	110
Restricted stock activity	340	—	(12,588)	—	—	8,748	(3,840)
Treasury stock issued to benefit plans	(7)	—	(1)	—	—	(164)	(165)
Share-based compensation expense	—	—	5,827	—	—	—	5,827
Balance at June 30, 2017	102,741	$1,123	$1,025,607	$1,056,072	$(36,567)	$(209,392)	$1,836,843
Balance at December 31, 2017	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	63,110	—	—	63,110
Other comprehensive income	—	—	—	—	(24,675)	—	(24,675)
Common dividends declared ($0.22 per common share)	—	—	—	(22,682)	—	—	(22,682)
Common stock issued	5	1	161	—	—	667	829
Restricted stock activity	339	—	(12,558)	—	—	8,511	(4,047)
Treasury stock issued to benefit plans	(2)	—	34	—	—	(76)	(42)
Share-based compensation expense	—	—	6,196	—	—	—	6,196
Balance at June 30, 2018	103,059	$1,124	$1,025,703	$1,122,107	$(64,400)	$(200,971)	$1,883,563

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$63,110	$57,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,795	13,157
Depreciation of premises, furniture, and equipment	7,584	6,993
Net amortization of premium on securities	7,738	8,327
Net securities gains	—	(284)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(3,134)	(3,293)
Net losses on sales and valuation adjustments of OREO	493	1,520
Amortization of the FDIC indemnification asset	604	604
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	5,449	(391)
BOLI income	(2,877)	(2,671)
Share-based compensation expense	6,196	5,827
Tax benefit (expense) related to share-based compensation	158	(13)
Amortization of other intangible assets	3,596	4,128
Originations of mortgage loans held-for-sale	(114,142)	(111,066)
Proceeds from sales of mortgage loans held-for-sale	130,900	116,655
Net increase in equity securities	(586)	—
Net increase in trading securities	—	(1,625)
Net decrease (increase) in accrued interest receivable and other assets	8,072	(7,481)
Net increase (decrease) in accrued interest payables and other liabilities	16,100	(6,933)
Net cash provided by operating activities	156,056	81,259
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	154,136	158,946
Proceeds from sales of securities available-for-sale	—	241,137
Purchases of securities available-for-sale	(462,071)	(172,451)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	718	4,948
Purchases of securities held-to-maturity	—	(10)
Net purchases of FHLB stock	(13,070)	(3,955)
Net increase in loans	(479,514)	(225,537)
Premiums paid on BOLI, net of proceeds from claims	113	(6)
Proceeds from sales of OREO	8,638	8,476
Proceeds from sales of premises, furniture, and equipment	150	7,056
Purchases of premises, furniture, and equipment	(16,891)	(6,619)
Net cash received from acquisitions	—	41,717
Net cash (used in) provided by investing activities	(807,791)	53,702
Financing Activities
Net increase in deposit accounts	438,938	147,243
Net increase (decrease) in borrowed funds	266,160	(239,675)
Cash dividends paid	(21,619)	(16,485)
Restricted stock activity	(4,047)	(3,840)
Net cash provided by (used in) financing activities	679,432	(112,757)
Net increase in cash and cash equivalents	27,697	22,204
Cash and cash equivalents at beginning of period	346,570	262,148
Cash and cash equivalents at end of period	$374,267	$284,352

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Income taxes refunded	$(18,898)	$(958)
Interest paid to depositors and creditors	25,056	16,381
Dividends declared, but unpaid	11,248	9,165
Stock issued for acquisitions, net of issuance costs	—	534,090
Non-cash transfers of loans to OREO	1,172	1,982
Non-cash transfers of loans held-for-investment to loans held-for-sale	9,546	31,564
Non-cash transfer of trading securities and securities available-for-sale to equity securities	27,855	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The general reserve component is based on a loss migration analysis, which examines actual loss experience by loan category for a rolling 8-quarter period and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly, primarily using actual loss experience. This component is then adjusted based on management's consideration of many internal and external qualitative factors, including:

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
The allowance for loan losses also consists of an allowance on acquired and covered non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. Subsequent to the acquisition date, an allowance for credit losses is established as necessary to reflect credit deterioration. The acquired non-PCI allowance is based on management's evaluation of the acquired non-PCI loan portfolio giving consideration to the current portfolio balance, including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance for covered non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The acquired and covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the acquired and covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all of the outstanding acquired and covered PCI loans using either a probability of default/loss given default ("PD/LGD") methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates. Acquired non-PCI loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included in the general loan population and allocated an allowance based on a loss migration analysis.
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
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. The adoption of this guidance on January 1, 2018, using the modified retrospective approach, affected how the Company presents merchant servicing fees, merchant card expenses, card-based fees, and cardholder expenses, which are presented on a gross basis within noninterest income and noninterest expense for the prior period and are presented on a net basis within noninterest income for the current period. Total expenses of $4.0 million and $7.7 million for the quarter and six months ended June 30, 2018 were netted in noninterest income. The adoption of this guidance did not impact net income; therefore, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the reclassification of merchant card expenses and cardholder expenses.
A description of the Company's revenue streams accounted for under the scope of this guidance follows:
Service charges on deposit accounts – Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based and, therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received as a direct charge to customers' accounts. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to service charges on deposit accounts for the quarter and six months ended June 30, 2018.
Wealth management fees – Wealth management fees represents quarterly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each quarter, which is generally the time that payment is received. Also included are fees received from a third-party broker-dealer as part of a revenue-sharing agreement. These fees are paid to us by the third-party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to wealth management fees for the quarter and six months ended June 30, 2018.
Card-based fees, net – Card-based fees, net consists of debit and credit card interchange fees for processing transactions, as well as various fees for automated teller machine ("ATM") and point-of-sale transactions processed through the related networks. Interchange, ATM, and point-of-sale fees from cardholder transactions represent a percentage of the underlying transaction value or a flat fee and are recognized daily in connection with the transaction processing services provided to the cardholder. Card-based fees are presented net of certain contract costs associated with the debit, credit and ATM card interchange networks. As a result of the adoption of this guidance, $1.9 million and $3.6 million of cardholder expenses are netted against card-based fees for the quarter and six months ended June 30, 2018, respectively.
Merchant servicing fees, net – Merchant servicing fees, net is included in other service charges, commissions, and fees in the Consolidated Statements of Income. The Company acts in an agency capacity with respect to its merchants to process their debit and credit card transactions, deriving revenue from assisting another entity in transactions with the Company's customers. Merchant servicing fees represent a percentage of the underlying net transaction volume or a flat fee and are recognized monthly. Merchant servicing fees are presented net of certain contract costs associated with the third-party merchant processing. As a result of the adoption of this guidance, $2.1 million and $4.1 million of merchant card expenses are netted against merchant servicing fees for the quarter and six months ended June 30, 2018, respectively.
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any subsequent changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. Equity securities totaling $28.4 million are no longer classified as trading securities or securities available-for-sale. This guidance also requires entities to adjust the fair value disclosures for financial instruments carried at amortized cost from an entry price to an exit price. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. Except as discussed above, the adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
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
Presentation of Defined Benefit Retirement Plan Costs: In March of 2017, the FASB issued guidance that changes how employers that sponsor defined pension and or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of net periodic benefit cost are required to be presented separately from the line item(s) that includes the service cost. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
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
During 2016, First Midwest Bank (the "Bank") entered into a sale-leaseback transaction that resulted in a deferred gain of $82.5 million, with $71.7 million remaining as of June 30, 2018. Upon adoption of this guidance, the remaining deferred gain will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Premises, Furniture, and Equipment" to the Consolidated Financial Statements in the Company's 2017 10-K. Management is completing its evaluation of the guidance and does not expect the adoption of the guidance will materially impact the Company's results of operations or liquidity, but anticipates a material increase in assets, liabilities, and equity.
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued guidance that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. Management is evaluating the guidance and the impact to the Company's financial condition, results of operations, or liquidity.
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
Improvements to Nonemployee Share-based Payment Accounting: In June of 2018, the FASB issued guidance that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3. ACQUISITIONS
Pending Acquisition
Northern States Financial Corporation
On June 6, 2018, the Company entered into a definitive agreement to acquire Northern States Financial Corporation, ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. As of June 30, 2018, Northern States had approximately $530 million in total assets, $450 million in deposits, and $310 million in loans. The merger agreement provides for an exchange ratio of 0.0369 shares of Company common stock for each share of Northern States common stock, subject to adjustment as set forth in the merger agreement. As of the date of the public announcement, the overall transaction was valued at approximately $91 million. The acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory approvals and closing conditions, as well as the approval of Northern States' stockholders.
Completed Acquisitions
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company. Pursuant to the terms of the merger agreement, on January 6, 2017, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. Based on the closing price of shares of Company common stock of $25.34 on that date, as reported by NASDAQ, the value of the merger consideration per share of Standard common stock was $11.02. Each outstanding Standard stock settled right was redeemed for cash, and each outstanding Standard stock option and each share of Standard phantom stock were canceled and terminated in exchange for the right to receive cash, in each case, pursuant to the terms of the merger agreement. This resulted in an overall transaction value of approximately $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million in cash. Goodwill of $345.3 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017. During 2017, the Company finalized the fair value adjustments associated with the Standard transaction.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier Asset Management LLC ("Premier"), a registered investment advisor based in Chicago, Illinois. At the close of the acquisition, the Company acquired approximately $550.0 million of trust assets under management. During the first quarter of 2018, the Company finalized the fair value adjustments associated with the Premier transaction.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2017 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$49,455	$2	$(299)	$49,158	$46,529	$—	$(184)	$46,345
U.S. agency securities	150,443	7	(2,166)	148,284	157,636	197	(986)	156,847
Collateralized mortgage obligations ("CMOs")	1,270,304	368	(38,242)	1,232,430	1,113,019	121	(17,954)	1,095,186
Other mortgage-backed securities ("MBSs")	450,512	229	(13,105)	437,636	373,676	201	(4,334)	369,543
Municipal securities	222,034	152	(3,841)	218,345	209,558	693	(1,260)	208,991
Corporate debt securities	57,867	2	(857)	57,012	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	194	(305)	7,297
Total securities available-for-sale	$2,200,615	$760	$(58,510)	$2,142,865	$1,907,826	$1,406	$(25,023)	$1,884,209
Securities Held-to-Maturity
Municipal securities	$13,042	$—	$(2,124)	$10,918	$13,760	$—	$(1,747)	$12,013
Equity Securities(1)				$28,441				$—
Trading Securities(1)				$—				$20,447

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$120,038	$118,287	$1,626	$1,361
After one year to five years	165,112	162,703	5,197	4,350
After five years to ten years	194,649	191,809	2,177	1,823
After ten years	—	—	4,042	3,384
Securities that do not have a single contractual maturity date	1,720,816	1,670,066	—	—
Total	$2,200,615	$2,142,865	$13,042	$10,918
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.3 billion as of June 30, 2018 and $1.1 billion as of December 31, 2017. No securities held-to-maturity were pledged as of June 30, 2018 or December 31, 2017.

Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains on sales of securities:
Gross realized gains	$—	$284	$—	$284
Gross realized losses	—	—	—	—
Net realized gains on sales of securities	—	284	—	284
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$—	$284	$—	$284
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
There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of either June 30, 2018 or December 31, 2017. During the quarters and six months ended June 30, 2018 and 2017 no OTTI was recognized on securities available-for-sale.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2018 and December 31, 2017.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2018
Securities Available-for-Sale
U.S. treasury securities	22	$32,699	$252	$14,459	$47	$47,158	$299
U.S. agency securities	78	79,845	1,138	62,820	1,028	142,665	2,166
CMOs	242	562,594	13,295	568,315	24,947	1,130,909	38,242
MBSs	107	183,907	3,910	225,627	9,195	409,534	13,105
Municipal securities	451	122,847	1,872	58,580	1,969	181,427	3,841
Corporate debt securities	8	40,285	857	—	—	40,285	857
Total	908	$1,022,177	$21,324	$929,801	$37,186	$1,951,978	$58,510
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$10,918	$2,124	$10,918	$2,124
As of December 31, 2017
Securities Available-for-Sale
U.S. treasury securities	20	$19,918	$87	$26,427	$97	$46,345	$184
U.S. agency securities	72	66,899	300	58,021	686	124,920	986
CMOs	211	365,131	3,265	633,227	14,689	998,358	17,954
MBSs	86	126,136	902	210,017	3,432	336,153	4,334
Municipal securities	265	35,500	479	81,360	781	116,860	1,260
Equity securities(1)	2	391	214	6,386	91	6,777	305
Total	656	$613,975	$5,247	$1,015,438	$19,776	$1,629,413	$25,023
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$12,013	$1,747	$12,013	$1,747

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2018 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017
Commercial and industrial	$3,844,067	$3,529,914
Agricultural	433,175	430,886
Commercial real estate:
Office, retail, and industrial	1,834,918	1,979,820
Multi-family	703,091	675,463
Construction	633,601	539,820
Other commercial real estate	1,337,396	1,358,515
Total commercial real estate	4,509,006	4,553,618
Total corporate loans	8,786,248	8,514,418
Home equity	847,903	827,055
1-4 family mortgages	880,181	774,357
Installment	377,233	321,982
Total consumer loans	2,105,317	1,923,394
Total loans	$10,891,565	$10,437,812
Deferred loan fees included in total loans	$5,444	$4,986
Overdrawn demand deposits included in total loans	8,163	8,587
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

Loan Sales
The following table presents loan sales for the quarters and six months ended June 30, 2018 and 2017.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Corporate loan sales
Proceeds from sales	$3,991	$19,569	$12,312	$34,937
Less book value of loans sold	3,861	19,123	11,984	34,240
Net gains on corporate loan sales(1)	130	446	328	697
1-4 family mortgage loan sales
Proceeds from sales	$65,715	$60,894	$130,900	$116,655
Less book value of loans sold	64,336	59,461	128,094	114,059
Net gains on 1-4 family mortgage loan sales(2)	1,379	1,433	2,806	2,596
Total net gains on loan sales	$1,509	$1,879	$3,134	$3,293

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
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
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of June 30, 2018 and December 31, 2017.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of June 30, 2018			As of December 31, 2017
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$106,218	$1,243,420	$1,349,638	$130,694	$1,512,664	$1,643,358
Covered loans	6,138	8,550	14,688	6,759	11,789	18,548
Total acquired and covered loans	$112,356	$1,251,970	$1,364,326	$137,453	$1,524,453	$1,661,906

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $170.2 million and $210.7 million as of June 30, 2018 and December 31, 2017, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $419.8 million and $366.0 million as of June 30, 2018 and December 31, 2017, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of June 30, 2018 and December 31, 2017.

Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and six months ended June 30, 2018 and 2017 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$3,012	$4,220	$3,314	$4,522
Amortization	(302)	(302)	(604)	(604)
Change in expected reimbursements from the FDIC for changes in expected credit losses	29	(202)	175	(530)
Net payments (from) to the FDIC	(29)	202	(175)	530
Ending balance	$2,710	$3,918	$2,710	$3,918
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balances	$36,543	$41,249	$32,957	$19,385
Additions	—	—	—	27,316
Accretion	(2,922)	(3,888)	(6,540)	(7,843)
Other(1)	5,387	2,509	12,591	1,012
Ending balance	$39,008	$39,870	$39,008	$39,870

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio, while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarter and six months ended June 30, 2018 was $4.4 million and $9.6 million, respectively, and $8.8 million and $20.1 million, for the same periods in 2017.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2018 and December 31, 2017. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual(2)	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2018
Commercial and industrial	$3,807,618	$18,230	$18,219	$36,449	$3,844,067	$22,672	$1,544
Agricultural	427,295	1,477	4,403	5,880	433,175	2,992	1,418
Commercial real estate:
Office, retail, and industrial	1,820,408	5,366	9,144	14,510	1,834,918	9,007	1,402
Multi-family	696,920	3,530	2,641	6,171	703,091	3,551	2,269
Construction	633,043	107	451	558	633,601	208	243
Other commercial real estate	1,326,694	6,640	4,062	10,702	1,337,396	5,288	591
Total commercial real estate	4,477,065	15,643	16,298	31,941	4,509,006	18,054	4,505
Total corporate loans	8,711,978	35,350	38,920	74,270	8,786,248	43,718	7,467
Home equity	842,257	4,048	1,598	5,646	847,903	5,399	—
1-4 family mortgages	876,045	1,986	2,150	4,136	880,181	4,358	41
Installment	374,011	2,776	446	3,222	377,233	—	446
Total consumer loans	2,092,313	8,810	4,194	13,004	2,105,317	9,757	487
Total loans	$10,804,291	$44,160	$43,114	$87,274	$10,891,565	$53,475	$7,954
As of December 31, 2017
Commercial and industrial	$3,490,783	$34,620	$4,511	$39,131	$3,529,914	$40,580	$1,830
Agricultural	430,221	280	385	665	430,886	219	177
Commercial real estate:
Office, retail, and industrial	1,970,564	3,156	6,100	9,256	1,979,820	11,560	345
Multi-family	672,098	3,117	248	3,365	675,463	377	20
Construction	539,043	198	579	777	539,820	209	371
Other commercial real estate	1,353,263	2,545	2,707	5,252	1,358,515	3,621	317
Total commercial real estate	4,534,968	9,016	9,634	18,650	4,553,618	15,767	1,053
Total corporate loans	8,455,972	43,916	14,530	58,446	8,514,418	56,566	3,060
Home equity	820,099	4,102	2,854	6,956	827,055	5,946	98
1-4 family mortgages	770,120	2,145	2,092	4,237	774,357	4,412	—
Installment	319,178	2,407	397	2,804	321,982	—	397
Total consumer loans	1,909,397	8,654	5,343	13,997	1,923,394	10,358	495
Total loans	$10,365,369	$52,570	$19,873	$72,443	$10,437,812	$66,924	$3,555

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $748,000 and $763,000 as of June 30, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2018 and 2017 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended June 30, 2018
Beginning balance	$57,200	$10,607	$2,592	$1,972	$5,291	$17,192	$1,000	$95,854
Charge-offs	(8,662)	(305)	(4)	—	(1)	(2,337)	—	(11,309)
Recoveries	753	26	—	8	359	386	—	1,532
Net charge-offs	(7,909)	(279)	(4)	8	358	(1,951)	—	(9,777)
Provision for loan losses and other	10,752	(1,266)	(413)	144	(1,018)	3,415	—	11,614
Ending balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691
Quarter ended June 30, 2017
Beginning balance	$41,786	$17,701	$2,860	$4,110	$6,922	$14,784	$1,000	$89,163
Charge-offs	(2,957)	—	—	(39)	(307)	(1,556)	—	(4,859)
Recoveries	400	8	6	12	79	323	—	828
Net charge-offs	(2,557)	8	6	(27)	(228)	(1,233)	—	(4,031)
Provision for loan losses and other	7,042	(2,701)	53	11	785	3,049	—	8,239
Ending balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371
Six months ended June 30, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(23,332)	(766)	(4)	—	(70)	(4,222)	—	(28,394)
Recoveries	1,291	123	—	21	398	728	—	2,561
Net charge-offs	(22,041)	(643)	(4)	21	328	(3,494)	—	(25,833)
Provision for loan losses and other	26,293	(1,291)	(355)	(1,378)	(2,078)	5,604	—	26,795
Ending balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691
Six months ended June 30, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(7,031)	(127)	—	(44)	(715)	(3,220)	—	(11,137)
Recoveries	2,066	983	34	239	180	766	—	4,268
Net charge-offs	(4,965)	856	34	195	(535)	(2,454)	—	(6,869)
Provision for loan losses and other	10,527	(3,443)	(376)	455	275	5,719	—	13,157
Ending balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2018 and December 31, 2017.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of June 30, 2018
Commercial, industrial, and agricultural	$23,598	$4,248,880	$4,764	$4,277,242	$2,884	$56,725	$434	$60,043
Commercial real estate:
Office, retail, and industrial	7,642	1,815,329	11,947	1,834,918	792	6,624	1,646	9,062
Multi-family	3,941	686,136	13,014	703,091	—	1,998	177	2,175
Construction	—	628,649	4,952	633,601	—	1,968	156	2,124
Other commercial real estate	3,165	1,276,791	57,440	1,337,396	—	3,823	808	4,631
Total commercial real estate	14,748	4,406,905	87,353	4,509,006	792	14,413	2,787	17,992
Total corporate loans	38,346	8,655,785	92,117	8,786,248	3,676	71,138	3,221	78,035
Consumer	—	2,085,078	20,239	2,105,317	—	17,167	1,489	18,656
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$38,346	$10,740,863	$112,356	$10,891,565	$3,676	$89,305	$4,710	$97,691
As of December 31, 2017
Commercial, industrial, and agricultural	$38,718	$3,909,380	$12,702	$3,960,800	$10,074	$45,293	$424	$55,791
Commercial real estate:
Office, retail, and industrial	10,810	1,954,435	14,575	1,979,820	—	9,333	1,663	10,996
Multi-family	621	660,771	14,071	675,463	—	2,436	98	2,534
Construction	—	530,977	8,843	539,820	—	3,331	150	3,481
Other commercial real estate	1,468	1,291,723	65,324	1,358,515	—	5,415	966	6,381
Total commercial real estate	12,899	4,437,906	102,813	4,553,618	—	20,515	2,877	23,392
Total corporate loans	51,617	8,347,286	115,515	8,514,418	10,074	65,808	3,301	79,183
Consumer	—	1,901,456	21,938	1,923,394	—	15,533	1,013	16,546
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,617	$10,248,742	$137,453	$10,437,812	$10,074	$82,341	$4,314	$96,729

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2018 and December 31, 2017. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2018				As of December 31, 2017
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$5,777	$14,919	$40,033	$2,683	$4,234	$34,484	$53,192	$10,074
Agricultural	—	2,902	4,672	201	—	—	—	—
Commercial real estate:
Office, retail, and industrial	3,303	4,339	8,125	792	7,154	3,656	14,246	—
Multi-family	3,941	—	3,941	—	621	—	621	—
Construction	—	—	—	—	—	—	—	—
Other commercial real estate	3,165	—	3,199	—	1,468	—	1,566	—
Total commercial real estate	10,409	4,339	15,265	792	9,243	3,656	16,433	—
Total impaired loans individually evaluated for impairment	$16,186	$22,160	$59,970	$3,676	$13,477	$38,140	$69,625	$10,074

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2018 and 2017. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$31,787	$14	$33,648	$342
Agricultural	3,386	25	697	—
Commercial real estate:
Office, retail, and industrial	9,509	656	13,612	169
Multi-family	2,166	48	396	—
Construction	—	—	—	—
Other commercial real estate	2,694	61	2,334	8
Total commercial real estate	14,369	765	16,342	177
Total impaired loans	$49,542	$804	$50,687	$519

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$34,097	$36	$30,647	$556
Agricultural	2,257	25	464	—
Commercial real estate:
Office, retail, and industrial	9,942	768	14,503	262
Multi-family	1,651	55	397	28
Construction	—	—	11	136
Other commercial real estate	2,285	113	1,984	20
Total commercial real estate	13,878	936	16,895	446
Total impaired loans	$50,232	$997	$48,006	$1,002

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of June 30, 2018 and December 31, 2017.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of June 30, 2018
Commercial and industrial	$3,648,626	$122,881	$49,888	$22,672	$3,844,067
Agricultural	415,043	8,474	6,666	2,992	433,175
Commercial real estate:
Office, retail, and industrial	1,770,908	23,602	31,401	9,007	1,834,918
Multi-family	687,065	10,460	2,015	3,551	703,091
Construction	607,142	18,915	7,336	208	633,601
Other commercial real estate	1,281,870	32,137	18,101	5,288	1,337,396
Total commercial real estate	4,346,985	85,114	58,853	18,054	4,509,006
Total corporate loans	$8,410,654	$216,469	$115,407	$43,718	$8,786,248
As of December 31, 2017
Commercial and industrial	$3,388,133	$70,863	$30,338	$40,580	$3,529,914
Agricultural	413,946	10,989	5,732	219	430,886
Commercial real estate:
Office, retail, and industrial	1,903,737	25,546	38,977	11,560	1,979,820
Multi-family	665,496	7,395	2,195	377	675,463
Construction	521,911	10,184	7,516	209	539,820
Other commercial real estate	1,304,337	29,624	20,933	3,621	1,358,515
Total commercial real estate	4,395,481	72,749	69,621	15,767	4,553,618
Total corporate loans	$8,197,560	$154,601	$105,691	$56,566	$8,514,418

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $645,000 as of June 30, 2018 and $657,000 as of December 31, 2017.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of June 30, 2018
Home equity	$842,504	$5,399	$847,903
1-4 family mortgages	875,823	4,358	880,181
Installment	377,233	—	377,233
Total consumer loans	$2,095,560	$9,757	$2,105,317
As of December 31, 2017
Home equity	$821,109	$5,946	$827,055
1-4 family mortgages	769,945	4,412	774,357
Installment	321,982	—	321,982
Total consumer loans	$1,913,036	$10,358	$1,923,394

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2018 and December 31, 2017. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2018			As of December 31, 2017
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$255	$6,845	$7,100	$264	$18,959	$19,223
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	501	501	—	4,236	4,236
Multi-family	566	—	566	574	149	723
Construction	—	—	—	—	—	—
Other commercial real estate	187	—	187	192	—	192
Total commercial real estate	753	501	1,254	766	4,385	5,151
Total corporate loans	1,008	7,346	8,354	1,030	23,344	24,374
Home equity	84	470	554	86	738	824
1-4 family mortgages	668	422	1,090	680	451	1,131
Installment	—	—	—	—	—	—
Total consumer loans	752	892	1,644	766	1,189	1,955
Total loans	$1,760	$8,238	$9,998	$1,796	$24,533	$26,329

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $625,000 and $2.0 million specific reserves related to TDRs as of June 30, 2018 and December 31, 2017, respectively.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2018 and 2017.

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2018 and 2017 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accruing
Beginning balance	$1,778	$2,112	$1,796	$2,291
Additions	—	—	—	922
Net payments	(18)	(83)	(36)	(107)
Net transfers from (to) non-accrual	—	—	—	(1,077)
Ending balance	1,760	2,029	1,760	2,029
Non-accrual
Beginning balance	20,466	3,112	24,533	6,297
Additions	—	—	355	—
Net payments	(9,865)	(75)	(12,978)	(4,225)
Charge-offs	(2,363)	(1)	(3,672)	(113)
Net transfers from accruing	—	—	—	1,077
Ending balance	8,238	3,036	8,238	3,036
Total TDRs	$9,998	$5,065	$9,998	$5,065
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
There were no material commitments to lend additional funds to borrowers with TDRs as of June 30, 2018 or December 31, 2017.

8. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,600	$34,950	$63,110	$57,805
Net income applicable to non-vested restricted shares	(240)	(336)	(551)	(570)
Net income applicable to common shares	$29,360	$34,614	$62,559	$57,235
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,159	101,743	102,041	101,081
Dilutive effect of common stock equivalents	—	20	8	20
Weighted-average diluted common shares outstanding	102,159	101,763	102,049	101,101
Basic EPS	$0.29	$0.34	$0.61	$0.57
Diluted EPS	$0.29	$0.34	$0.61	$0.57
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	195	54	269

(1)
This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock. The final outstanding stock options were exercised during the first quarter of 2018.

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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017
Gross notional amount outstanding	$5,208	$5,458
Derivative liability fair value in other liabilities	(33)	(101)
Weighted-average interest rate received	4.00%	3.38%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	0.35	0.84
Fair value of derivative(1)	$40	$110

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Changes in the fair value of fair value hedges are recognized in other noninterest income in the Condensed Consolidated Statements of Income.
Cash Flow Hedges
As of June 30, 2018, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.0 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.

Forward starting interest rate swaps totaling $710.0 million began on various dates between June of 2015 and May of 2018, and mature between June of 2019 and May of 2020. The remaining forward starting interest rate swaps totaling $320.0 million begin at various dates between December of 2018 and February of 2021 and mature between December of 2021 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.49% as of June 30, 2018. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017
Gross notional amount outstanding	$2,170,000	$1,960,000
Derivative asset fair value in other assets(1)	8,389	3,989
Derivative liability fair value in other liabilities(1)	(18,876)	(10,219)
Weighted-average interest rate received	2.01%	1.58%
Weighted-average interest rate paid	1.97%	1.61%
Weighted-average maturity (in years)	2.01	2.25

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of June 30, 2018, the Company estimates that $2.0 million will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2018 and December 31, 2017, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $2.8 million and $4.4 million for the quarter and six months ended June 30, 2018, respectively. There were $2.2 million and $3.6 million of capital market products income for the quarter and six months ended June 30, 2017, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017
Gross notional amount outstanding	$3,060,888	$2,665,358
Derivative asset fair value in other assets(1)	26,691	17,079
Derivative liability fair value in other liabilities(1)	(29,131)	(14,930)
Fair value of derivative(2)	29,141	15,059

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2018 and December 31, 2017. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters and six months ended June 30, 2018 and 2017.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$3,577	$3,541	$10,573	$5,352
Interest rate swaps in interest expense	(2,860)	(3,089)	(10,043)	(3,391)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$376	$1,531	$647	$3,387
Interest rate swaps in interest expense	(503)	(1,078)	(1,109)	(2,223)
The following table presents the impact of derivative instruments on net interest income for the quarters and six months ended June 30, 2018 and 2017.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair Value Hedges
Interest rate swaps in interest income	$(18)	$(56)	$(59)	$(90)
Cash Flow Hedges
Interest rate swaps in interest income	376	1,531	647	3,387
Interest rate swaps in interest expense	(503)	(1,078)	(1,109)	(2,223)
Total cash flow hedges	(127)	453	(462)	1,164
Total net (losses) gains on hedges	$(145)	$397	$(521)	$1,074
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2018 and December 31, 2017, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2018 and December 31, 2017.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$35,080	$48,040	$21,068	$25,250
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	35,080	48,040	21,068	25,250
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(14,704)	(14,704)	(16,880)	(16,880)
Cash collateral pledged	(17,360)	(4,480)	—	(8,370)
Net credit exposure	$3,016	$28,856	$4,188	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2018 and December 31, 2017, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2018 and December 31, 2017 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,656,372	$1,729,426
Commercial real estate	349,861	377,551
Home equity	546,600	514,973
Other commitments(1)	244,752	244,222
Total commitments to extend credit	$2,797,585	$2,866,172

Letters of credit	$119,941	$128,801

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2018 and 2017.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Trading securities:
Money market funds	$—	$—	$—	$1,685	$—	$—
Mutual funds	—	—	—	18,762	—	—
Total trading securities(1)	—	—	—	20,447	—	—
Equity securities(1)	21,333	7,108	—	—	—	—
Securities available-for-sale(1)
U.S. treasury securities	49,158	—	—	46,345	—	—
U.S. agency securities	—	148,284	—	—	156,847	—
CMOs	—	1,232,430	—	—	1,095,186	—
MBSs	—	437,636	—	—	369,543	—
Municipal securities	—	218,345	—	—	208,991	—
Corporate debt securities	—	57,012	—	—	—	—
Equity securities	—	—	—	—	7,297	—
Total securities available-for-sale	49,158	2,093,707	—	46,345	1,837,864	—
Mortgage servicing rights ("MSRs")(2)	—	—	6,671	—	—	5,894
Derivative assets(2)	—	35,080	—	—	21,068	—
Liabilities
Derivative liabilities(3)	$—	$48,040	$—	$—	$25,250	$—

(1)
As a result of recently adopted accounting guidance, equity securities are no longer presented within trading securities or securities available-for-sale for the prior period and are now presented within equity securities for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Item 1 of this Form 10-Q.

(2)	Included in other assets in the Consolidated Statements of Financial Condition.

(3)	Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $617.5 million and $607.0 million as of June 30, 2018 and December 31, 2017, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2018 and December 31, 2017.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2018			December 31, 2017
Prepayment speed	6.7%	-	13.5%	4.2%	-	13.1%
Maturity (months)	4	-	106	6	-	92
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2018 and 2017 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$6,468	$6,245	$5,894	$6,120
New MSRs	393	205	569	361
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	2	(260)	562	(88)
Other changes in fair value(2)	(192)	(265)	(354)	(468)
Ending balance	$6,671	$5,925	$6,671	$5,925
Contractual servicing fees earned(1)	$369	$384	$747	$779

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2018 and 2017.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$19,810	$—	$—	$33,240
OREO(2)	—	—	5,177	—	—	12,340
Loans held-for-sale(3)	—	—	6,030	—	—	21,098
Assets held-for-sale(4)	—	—	3,899	—	—	2,208

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of June 30, 2018 and December 31, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2018 and December 31, 2017 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$181,482	$181,482	$192,800	$192,800
Interest-bearing deposits in other banks	2	192,785	192,785	153,770	153,770
Securities held-to-maturity	2	13,042	10,918	13,760	12,013
FHLB and FRB stock	2	82,778	82,778	69,708	69,708
Loans	3	10,797,584	10,451,952	10,345,397	10,059,992
Investment in BOLI	3	282,664	282,664	279,900	279,900
Accrued interest receivable	3	48,542	48,542	45,261	45,261
Other interest-earning assets	3	78	78	228	228
Liabilities
Deposits	2	$11,492,263	$11,470,263	$11,053,325	$11,038,819
Borrowed funds	2	981,044	981,044	714,884	714,884
Senior and subordinated debt	2	195,453	208,425	195,170	208,666
Accrued interest payable	2	7,115	7,115	4,704	4,704
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both June 30, 2018 and December 31, 2017, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations throughout the Chicago metropolitan area, northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary, First Midwest Bank, and other affiliates provide a broad range of commercial, retail, treasury management, equipment leasing, wealth management, trust, and private banking products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2018 and 2017 and Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2017 Annual Report on Form 10-K ("2017 10-K"). The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of future results.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as any oral statements made by or on behalf of First Midwest in connection herewith, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "outlook," "predict," "project," "probable," "potential," "possible," "target," "continue," "look forward," or "assume" and words of similar import. Forward-looking statements are not historical facts or guarantees of future performance but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. First Midwest cautions you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements contained in this report to reflect new information or events or conditions after the date hereof.

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2018, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of strategic actions and initiatives, First Midwest's "Delivering Excellence" initiative, including actions, goals, and expectations, as well as costs and benefits therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of the new federal income tax law, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, including First Midwest's proposed acquisition of Northern States Financial Corporation ("Northern States"), and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2017 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are consistent with general practices within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements.
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
SIGNIFICANT RECENT EVENTS
Delivering Excellence Initiative
During the second quarter of 2018, the Company initiated certain actions in connection with its previously announced Delivering Excellence initiative. This initiative further demonstrates the Company's ongoing commitment to providing service excellence to its clients, as well as maximizing both the efficiency and scalability of its operating platform. Components of Delivering Excellence include improved delivery of services to clients through streamlined processes, the consolidation or closing of 19 locations, organizational realignments, and several revenue growth opportunities.
The Company expects to incur total pre-tax implementation costs associated with Delivering Excellence of $25 million, the majority of which will be recognized in 2018. The Company began implementing this initiative in the second quarter of 2018, which resulted in pre-tax implementation costs of $15 million associated with property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Pending Acquisition
Northern States Financial Corporation
On June 6, 2018, the Company entered into a definitive agreement to acquire Northern States, the holding company for NorStates Bank, based in Waukegan, Illinois. As of June 30, 2018, Northern States had approximately $530 million in total assets, $450 million in deposits, and $310 million in loans. The merger agreement provides for an exchange ratio of 0.0369 shares of Company common stock for each share of Northern States common stock, subject to adjustment as set forth in the merger agreement. As of the date of the public announcement, the overall transaction was valued at approximately $91 million. The acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory approvals and closing conditions, as well as the approval of Northern States' stockholders.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Results
Interest income	$142,088	$126,516	$273,433	$250,215
Interest expense	14,685	8,933	27,467	17,435
Net interest income	127,403	117,583	245,966	232,780
Provision for loan losses	11,614	8,239	26,795	13,157
Noninterest income	36,947	44,945	72,464	84,896
Noninterest expense	113,416	99,751	208,998	216,393
Income before income tax expense	39,320	54,538	82,637	88,126
Income tax expense	9,720	19,588	19,527	30,321
Net income	$29,600	$34,950	$63,110	$57,805
Weighted-average diluted common shares outstanding	102,159	101,763	102,049	101,101
Diluted earnings per common share	$0.29	$0.34	$0.61	$0.57
Diluted earnings per common share, adjusted(1)	$0.40	$0.35	$0.72	$0.68
Performance Ratios
Return on average common equity(2)	6.23%	7.58%	6.70%	6.42%
Return on average common equity, adjusted(1)(2)	8.62%	7.74%	7.91%	7.75%
Return on average tangible common equity(2)	10.83%	13.37%	11.65%	11.52%
Return on average tangible common equity, adjusted(1)(2)	14.81%	13.64%	13.67%	13.81%
Return on average assets(2)(3)	0.81%	1.00%	0.88%	0.84%
Return on average assets, adjusted(1)(2)	1.12%	1.02%	1.04%	1.02%
Tax-equivalent net interest margin(1)(2)(3)	3.91%	3.88%	3.85%	3.88%
Efficiency ratio(1)	59.65%	59.01%	60.28%	60.13%
Efficiency ratio (prior presentation)(1)(4)	N/A	58.67%	N/A	59.80%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)	These ratios are presented on an annualized basis.

(3)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

(4)
Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

	As of			June 30, 2018 Change From
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
Balance Sheet Highlights
Total assets	$14,818,076	$14,077,052	$13,969,140	$741,024	$848,936
Total loans	10,891,565	10,437,812	10,232,159	453,753	659,406
Total deposits	11,492,263	11,053,325	10,999,720	438,938	492,543
Core deposits	9,567,902	9,406,542	9,461,176	161,360	106,726
Loans to deposits	94.8%	94.4%	93.0%
Core deposits to total deposits	83.3%	85.1%	86.0%
Asset Quality Highlights
Non-accrual loans	$53,475	$66,924	$79,196	$(13,449)	$(25,721)
90 days or more past due loans, still accruing interest(1)	7,954	3,555	2,059	4,399	5,895
Total non-performing loans	61,429	70,479	81,255	(9,050)	(19,826)
Accruing troubled debt restructurings ("TDRs")	1,760	1,796	2,029	(36)	(269)
Other real estate owned ("OREO")	12,892	20,851	26,493	(7,959)	(13,601)
Total non-performing assets	$76,081	$93,126	$109,777	$(17,045)	$(33,696)
30-89 days past due loans(1)	$39,171	$39,725	$19,081	$(554)	$20,090
Non-performing assets to total loans plus OREO	0.70%	0.89%	1.07%
Allowance for Credit Losses
Allowance for credit losses	$97,691	$96,729	$93,371	$962	$4,320
Allowance for credit losses to total loans(2)	0.90%	0.93%	0.91%
Allowance for credit losses to total loans, excluding acquired loans(3)	1.00%	1.07%	1.10%
Allowance for credit losses to non-accrual loans(2)	182.69%	144.54%	117.90%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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

(3)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Net income for the second quarter and first six months of 2018 was $29.6 million, or $0.29 per share, and $63.1 million, or $0.61 per share, respectively. Performance for the second quarter and first six months of 2018 was impacted by $15.0 million of pre-tax costs related to the implementation of the Delivering Excellence initiative. Performance for the second quarter and first six months of 2017 was impacted by acquisition and integration related pre-tax expenses of $1.2 million and $19.7 million, respectively. Excluding these expenses, net income for the second quarter and first six months of 2018 increased to $40.9 million, or $0.40 per share, and $74.4 million, or $0.72 per share, respectively, compared to $35.7 million, or $0.35 per share, and $69.6 million, or $0.68 per share, for the same periods in 2017. The increase in net income, adjusted, and earnings per share, adjusted, compared to the second quarter and first six months of 2017 reflects higher net interest income, controlled noninterest expense, consistent noninterest income, and a lower effective income tax rate, partially offset by higher provision for loan losses. A discussion of net interest income, noninterest income, noninterest expense, and income tax expense is presented in the following section titled "Earnings Performance."
Total loans of $10.9 billion grew by $453.8 million, or 8.7% annualized, from December 31, 2017.
Non-performing assets to total loans plus OREO was 0.70% at June 30, 2018, down from 0.89% and 1.07% at December 31, 2017 and June 30, 2017, respectively. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2018 and 2017, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the six months ended June 30, 2018 and 2017.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$147,996	$519	1.41	$262,206	$686	1.05	$(764)	$597	$(167)
Securities(1)	2,165,091	13,322	2.46	1,983,341	11,482	2.32	957	883	1,840
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	80,038	864	4.32	57,073	441	3.09	213	210	423
Loans(1)(2)	10,788,285	128,422	4.77	10,064,119	115,949	4.62	8,532	3,941	12,473
Total interest-earning assets(1)(2)	13,181,410	143,127	4.35	12,366,739	128,558	4.17	8,938	5,631	14,569
Cash and due from banks	197,025			188,886
Allowance for loan losses	(99,469)			(92,152)
Other assets	1,326,749			1,497,370
Total assets	$14,605,715			$13,960,843
Liabilities and Stockholders' Equity
Savings deposits	$2,060,066	373	0.07	$2,072,343	394	0.08	(2)	(19)	(21)
NOW accounts	2,065,530	1,472	0.29	2,010,152	663	0.13	18	791	809
Money market deposits	1,759,313	1,073	0.24	1,942,672	648	0.13	(54)	479	425
Time deposits	1,871,666	5,114	1.10	1,538,845	2,024	0.53	517	2,573	3,090
Borrowed funds	913,902	3,513	1.54	553,046	2,099	1.52	1,387	27	1,414
Senior and subordinated debt	195,385	3,140	6.45	194,819	3,105	6.39	21	14	35
Total interest-bearing liabilities	8,865,862	14,685	0.66	8,311,877	8,933	0.43	1,887	3,865	5,752
Demand deposits	3,621,645			3,538,049
Total funding sources	12,487,507		0.47	11,849,926		0.30
Other liabilities	227,481			280,381
Stockholders' equity – common	1,890,727			1,830,536
Total liabilities and stockholders' equity	$14,605,715			$13,960,843
Tax-equivalent net interest income/margin(1)		128,442	3.91		119,625	3.88	$7,051	$1,766	$8,817
Tax-equivalent adjustment		(1,039)			(2,042)
Net interest income (GAAP)		$127,403			$117,583
Impact of acquired loan accretion(1)		$4,445	0.14		$8,757	0.28
Tax-equivalent net interest income/ margin, adjusted(1)		$123,997	3.77		$110,868	3.60

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior period is presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $53.5 million as of June 30, 2018 and $79.2 million as of June 30, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$130,166	$942	1.46	$239,189	$1,128	0.95	$(789)	$603	$(186)
Securities(1)	2,114,439	25,464	2.41	2,002,144	23,016	2.30	1,128	1,320	2,448
FHLB and FRB stock	78,469	1,302	3.32	55,654	809	2.91	367	126	493
Loans(1)(2)	10,644,581	247,739	4.69	9,992,713	229,358	4.63	15,134	3,247	18,381
Total interest-earning assets(1)(2)	12,967,655	275,447	4.28	12,289,700	254,311	4.17	15,840	5,296	21,136
Cash and due from banks	189,452			182,952
Allowance for loan losses	(99,352)			(90,617)
Other assets	1,339,785			1,435,744
Total assets	$14,397,540			$13,817,779
Liabilities and Stockholders' Equity
Savings deposits	$2,037,995	742	0.07	$2,051,105	794	0.08	(5)	(47)	(52)
NOW accounts	2,029,303	2,520	0.25	1,963,742	1,141	0.12	39	1,340	1,379
Money market deposits	1,786,534	1,897	0.21	1,916,831	1,267	0.13	(80)	710	630
Time deposits	1,803,787	9,052	1.01	1,527,285	3,736	0.49	781	4,535	5,316
Borrowed funds	886,253	6,992	1.59	643,068	4,293	1.35	1,823	876	2,699
Senior and subordinated debt	195,314	6,264	6.47	194,749	6,204	6.43	18	42	60
Total interest-bearing liabilities	8,739,186	27,467	0.63	8,296,780	17,435	0.42	2,576	7,456	10,032
Demand deposits	3,544,666			3,447,365
Total funding sources	12,283,852		0.45	11,744,145		0.30
Other liabilities	231,567			276,412
Stockholders' equity – common	1,882,121			1,797,222
Total liabilities and stockholders' equity	$14,397,540			$13,817,779
Tax-equivalent net interest income/margin(1)		247,980	3.85		236,876	3.88	$13,264	$(2,160)	$11,104
Tax-equivalent adjustment		(2,014)			(4,096)
Net interest income (GAAP)		$245,966			$232,780
Impact of acquired loan accretion(1)		$9,557	0.15		$20,102	0.33
Tax-equivalent net interest income/ margin, adjusted(1)		$238,423	3.70		$216,774	3.55

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior period is presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $53.5 million as of June 30, 2018 and $79.2 million as of June 30, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 8.4% and 5.7% compared to the second quarter and first six months of 2017, respectively. The rise in net interest income compared to both prior periods resulted primarily from the impact of higher interest rates and growth in loans and securities, partially offset by lower acquired loan accretion and higher cost of funds.
Acquired loan accretion contributed $4.4 million and $9.6 million to net interest income for the second quarter and first six months of 2018, respectively, lower than $8.8 million and $20.1 million for the same periods in 2017.
Tax-equivalent net interest margin for the second quarter and first six months of 2018 was 3.91% and 3.85%, respectively, compared to 3.88% for both the second quarter and first six months of 2017. Compared to the same periods in 2017, the benefit of higher interest rates and growth in interest-earning assets more than offset the 14 and 18 basis point decrease in acquired loan accretion. In addition, tax-equivalent net interest margin for the second quarter and first six months of 2018 was negatively impacted by a 3 basis point reduction in the tax-equivalent adjustment as a result of lower federal income tax rates compared to the same periods in 2017.
Total average interest-earning assets rose by $814.7 million and $678.0 million from the second quarter and first six months of 2017, respectively. The increase resulted primarily from loan growth and security purchases.
Compared to the second quarter and first six months of 2017, total average funding sources increased by $637.6 million and $539.7 million, respectively. The increase compared to both prior periods resulted primarily from an increase in core and time deposits and FHLB advances.

Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2018 and 2017 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$12,058	$12,153	(0.8)	$23,710	$23,518	0.8
Wealth management fees	10,981	10,525	4.3	21,939	20,185	8.7
Card-based fees, net(1)(2):
Card-based fees	6,270	8,832	(29.0)	11,962	16,948	(29.4)
Cardholder expenses	(1,876)	—	—	(3,635)	—	—
Card-based fees, net	4,394	8,832	(50.2)	8,327	16,948	(50.9)
Capital market products income	2,819	2,217	27.2	4,377	3,593	21.8
Mortgage banking income	1,736	1,645	5.5	4,133	3,533	17.0
Merchant servicing fees, net(1)(3):
Merchant servicing fees	2,553	3,197	(20.1)	4,790	6,332	(24.4)
Merchant card expenses	(2,170)	—	—	(4,077)	—	—
Merchant servicing fees, net	383	3,197	(88.0)	713	6,332	(88.7)
Other service charges, commissions, and fees	2,455	2,659	(7.7)	4,673	4,966	(5.9)
Total fee-based revenues	34,826	41,228	(15.5)	67,872	79,075	(14.2)
Other income(4)	2,121	3,433	(38.2)	4,592	5,537	(17.1)
Net securities gains	—	284	(100.0)	—	284	(100.0)
Total noninterest income	$36,947	$44,945	(17.8)	$72,464	$84,896	(14.6)
Noninterest Income, Adjusted(5)
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Total noninterest income	$36,947	$44,945	(17.8)	$72,464	$84,896	(14.6)
Accounting reclassification(1)	4,046	—	—	7,712	—	—
Durbin Amendment(6)	—	(3,100)	(100.0)	—	(6,000)	(100.0)
Net securities gains	—	(284)	(100.0)	—	(284)	(100.0)
Total noninterest income, adjusted(5)	$40,993	$41,561	(1.4)	$80,176	$78,612	2.0

(1)
As a result of accounting guidance adopted in the first quarter of 2018 (the "accounting reclassification"), certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for prior year periods are presented on a net basis in noninterest income for current year periods. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)
Card-based fees, net consists of debit and credit card interchange fees for processing transactions, various fees on both consumer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks, as well as the related cardholder expense.

(3)	Merchant servicing fees, net are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(4)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(5)	See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

(6)	Amount represents the impact of the Durbin Amendment, which became effective for the Company in the third quarter of 2017.

Total noninterest income of $36.9 million and $72.5 million for the second quarter and first six months of 2018, respectively, was down by 17.8% and 14.6%, respectively, compared to the same periods in 2017. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the second quarter and first six months of 2018 versus a gross basis within noninterest expense for the same periods in 2017. In addition, the Durbin Amendment became effective for the Company in the third quarter of 2017. Excluding these items and net securities gains, noninterest income, adjusted was $41.0 million and $80.2 million for the second quarter and first six months of 2018, respectively, down modestly from the second quarter of 2017 and up 2.0% from the first six months of 2017.
The increase in wealth management fees compared to both prior periods was driven primarily by continued sales of fiduciary and investment advisory services. Net card-based fees, excluding the accounting reclassification and the Durbin Amendment, were up by 8.5% and 11.0% compared to the second quarter and first six months of 2017, respectively, due to higher transaction volumes.
Mortgage banking income for the second quarter and first six months of 2018 resulted from sales of $64.3 million and $128.1 million, respectively, of 1-4 family mortgage loans in the secondary market, compared to $59.5 million and $114.1 million in the same periods of 2017. Compared to both prior periods, mortgage banking income was positively impacted by fair value adjustments on mortgage servicing rights, which fluctuate from quarter to quarter, partially offset by decreases in market pricing on sales of 1-4 family mortgage loans.
Capital market products income increased compared to both prior periods, which fluctuates from quarter to quarter based on the size and frequency of sales to corporate clients. Other income in the second quarter and first six months of 2017 was elevated due to net gains from the disposition of branch properties and other miscellaneous items.

Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2018 and 2017 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Salaries and employee benefits:
Salaries and wages	$46,256	$44,194	4.7	$92,086	$89,084	3.4
Retirement and other employee benefits	11,676	10,381	12.5	22,633	21,263	6.4
Total salaries and employee benefits	57,932	54,575	6.2	114,719	110,347	4.0
Net occupancy and equipment expense	13,651	12,485	9.3	27,424	24,810	10.5
Professional services	8,298	9,112	(8.9)	15,878	17,575	(9.7)
Technology and related costs	4,837	4,485	7.8	9,608	8,918	7.7
Advertising and promotions	2,061	1,693	21.7	3,711	2,759	34.5
Net OREO expense	(256)	1,631	(115.7)	812	3,331	(75.6)
Other expenses	11,878	10,282	15.5	21,831	20,251	7.8
Delivering Excellence implementation costs	15,015	—	—	15,015	—	—
Acquisition and integration related expenses	—	1,174	(100.0)	—	19,739	(100.0)
Merchant card expenses(1)	—	2,632	(100.0)	—	5,217	(100.0)
Cardholder expenses(1)	—	1,682	(100.0)	—	3,446	(100.0)
Total noninterest expense(1)	$113,416	$99,751	13.7	$208,998	$216,393	(3.4)
Noninterest Expense, Adjusted(2)
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Total noninterest expense	$113,416	$99,751	13.7	$208,998	$216,393	(3.4)
Delivering Excellence implementation costs	(15,015)	—	—	(15,015)	—	—
Accounting reclassification(1)	4,046	—	—	7,712	—	—
Acquisition and integration related expenses	—	(1,174)	(100.0)	—	(19,739)	(100.0)
Total noninterest expense, adjusted(2)	$102,447	$98,577	3.9	$201,695	$196,654	2.6

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for prior year periods are presented on a net basis in noninterest income for current year periods. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)	See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total noninterest expense increased by 13.7% and decreased by 3.4% compared to the second quarter and first six months of 2017, respectively. During the second quarter and first six months of 2018, noninterest expense was impacted by costs related to the implementation of the Delivering Excellence initiative, which include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the second quarter and first six months of 2018 versus a gross basis within noninterest expense for the prior periods. Expenses for the quarter and first six months of 2017 were impacted by acquisition and integration related expenses related to the acquisition of Standard

Bancshares, Inc ("Standard"). Excluding these items, noninterest expense for the second quarter and first six months of 2018 was $102.4 million and $201.7 million, up by 3.9% and 2.6% from the same periods in 2017.
The increase in salaries and employee benefits compared to the second quarter and first six months of 2017 was driven primarily by merit increases, the distribution of higher pension plan lump-sum payments to retired employees, and organizational growth. Professional services expenses decreased compared to the second quarter and first six months of 2017 as the prior year was impacted by certain costs associated with organizational growth and higher loan remediation expenses. Compared to the second quarter and first six months of 2017, the rise in advertising and promotions expense resulted from the timing of certain advertising costs. The decrease in net OREO expense compared to both prior periods resulted primarily from higher levels of operating income and lower valuation adjustments. Other expenses increased compared to both prior periods as a result of property valuation adjustments related to the Company's corporate headquarters relocation and higher other miscellaneous expenses.
Compared to both prior periods, net occupancy and equipment expenses increased due largely to higher costs related to the Company's corporate headquarters relocation. In addition, net occupancy and equipment expenses compared to the first six months of 2017 increased as a result of higher costs related to winter weather conditions.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2018 and 2017 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income tax expense	$39,320	$54,538	$82,637	$88,126
Income tax expense:
Federal income tax expense	$7,623	$16,159	$14,769	$25,053
State income tax expense	2,097	3,429	4,758	5,268
Total income tax expense	$9,720	$19,588	$19,527	$30,321
Effective income tax rate	24.7%	35.9%	23.6%	34.4%
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
The decrease in the effective tax rate for the quarter and six months ended June 30, 2018 compared to the same periods in 2017 was driven primarily by the reduction in the federal income tax rate from 35% to 21%, which became effective in the first quarter of 2018 as a result of federal income tax reform. In addition, the first six months of 2018 and 2017 were impacted by income tax benefits of $1.0 million and $638,000, respectively, related to employee share-based payments.
Total income tax expense for the quarter and six months ended June 30, 2018 was down by 50.4% and 35.6%, respectively, compared to the same periods in the prior year. These decreases were driven primarily by the decrease in the federal income tax rate and lower levels of income subject to tax at statutory rates, partially offset by a decrease in tax-exempt income.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2018				As of December 31, 2017
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$49,455	$(297)	$49,158	2.3	$46,529	$(184)	$46,345	2.5
U.S. agency securities	150,443	(2,159)	148,284	6.9	157,636	(789)	156,847	8.3
Collateralized mortgage obligations ("CMOs")	1,270,304	(37,874)	1,232,430	57.5	1,113,019	(17,833)	1,095,186	58.1
Other mortgage-backed securities ("MBSs")	450,512	(12,876)	437,636	20.4	373,676	(4,133)	369,543	19.6
Municipal securities	222,034	(3,689)	218,345	10.2	209,558	(567)	208,991	11.1
Corporate debt securities	57,867	(855)	57,012	2.7	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	(111)	7,297	0.4
Total securities available-for-sale	$2,200,615	$(57,750)	$2,142,865	100.0	$1,907,826	$(23,617)	$1,884,209	100.0
Securities Held-to-Maturity
Municipal securities	$13,042	$(2,124)	$10,918		$13,760	$(1,747)	$12,013
Equity Securities(1)			$28,441				$—
Trading Securities(1)			$—				$20,447

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Portfolio Composition
As of June 30, 2018, our securities available-for-sale portfolio totaled $2.1 billion, increasing by $258.7 million, or 13.7%, from December 31, 2017. The increase from December 31, 2017 was driven primarily by purchases of CMOs, MBSs, and corporate debt securities in light of current market conditions.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of June 30, 2018			As of December 31, 2017
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	1.04%	1.07	1.74%	1.01%	1.03	1.30%
U.S. agency securities	1.81%	3.34	2.09%	1.80%	3.22	1.74%
CMOs	3.91%	4.86	2.57%	3.36%	4.51	2.35%
MBSs	4.31%	5.68	2.56%	3.77%	5.29	2.30%
Municipal securities	4.78%	5.15	2.59%	4.47%	4.87	3.04%
Corporate debt securities	0.03%	7.59	3.36%	N/M	N/M	N/M
Total securities available-for-sale	3.77%	4.94	2.54%	3.38%	4.51	2.34%
Securities Held-to-Maturity
Municipal securities	5.09%	6.98	3.61%	5.33%	7.15	4.55%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.94 years and 3.77%, respectively, as of June 30, 2018, up from 4.51 years and 3.38% as of December 31, 2017. The increase resulted primarily from purchases of CMOs, MBSs, and corporate debt securities, as well as higher rates.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the second quarter and first six months of 2018. For both the second quarter and first six months of 2017, there were $284,000 of net securities gains recognized on securities with carrying values of $30.7 million. In addition, during the first quarter of 2017, $210.2 million of securities acquired in the Standard transaction were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market rates drove the rise in net unrealized losses to $57.8 million as of June 30, 2018 from $23.6 million as of December 31, 2017.
Net unrealized losses in the CMO and MBS portfolio totaled $37.9 million and $12.9 million, respectively, as of June 30, 2018, compared to $17.8 million and $4.1 million for the same portfolios as of December 31, 2017. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of June 30, 2018 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs or MBSs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 80.7% of total loans as of June 30, 2018. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2018	% of Total Loans	As of December 31, 2017	% of Total Loans	% Change
Commercial and industrial	$3,844,067	35.3	$3,529,914	33.8	8.9
Agricultural	433,175	4.0	430,886	4.1	0.5
Commercial real estate:
Office, retail, and industrial	1,834,918	16.8	1,979,820	19.0	(7.3)
Multi-family	703,091	6.5	675,463	6.5	4.1
Construction	633,601	5.8	539,820	5.2	17.4
Other commercial real estate	1,337,396	12.3	1,358,515	13.0	(1.6)
Total commercial real estate	4,509,006	41.4	4,553,618	43.7	(1.0)
Total corporate loans	8,786,248	80.7	8,514,418	81.6	3.2
Home equity	847,903	7.8	827,055	7.9	2.5
1-4 family mortgages	880,181	8.1	774,357	7.4	13.7
Installment	377,233	3.4	321,982	3.1	17.2
Total consumer loans	2,105,317	19.3	1,923,394	18.4	9.5
Total loans	$10,891,565	100.0	$10,437,812	100.0	4.3
Total loans of $10.9 billion increased by 8.8%, annualized, from December 31, 2017. Growth in commercial and industrial loans, primarily within our sector-based lending businesses, multi-family, and construction loans drove the rise in total corporate loans. The rise in construction loans was due to line draws on existing credits. The overall decline in office, retail, and industrial and other commercial real estate loans resulted primarily from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties, as well as expected payoffs. Growth in consumer loans compared to December 31, 2017 benefited from the impact of purchases of shorter-duration home equity loans, 1-4 family mortgages, and installment loans, as well as organic production.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.3% of total loans, and totaled $4.3 billion at June 30, 2018, an increase of $316.4 million, or 8.0%, from December 31, 2017. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.

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
The following table presents commercial real estate loan detail as of June 30, 2018 and December 31, 2017.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2018	% of Total	As of December 31, 2017	% of Total
Office, retail, and industrial:
Office	$747,986	16.6	$844,413	18.5
Retail	466,480	10.3	471,781	10.4
Industrial	620,452	13.8	663,626	14.6
Total office, retail, and industrial	1,834,918	40.7	1,979,820	43.5
Multi-family	703,091	15.6	675,463	14.8
Construction	633,601	14.0	539,820	11.8
Other commercial real estate:
Multi-use properties	327,210	7.3	330,926	7.3
Rental properties	181,478	4.0	197,579	4.3
Warehouses and storage	163,252	3.6	172,505	3.8
Hotels	128,673	2.8	97,016	2.1
Restaurants	115,908	2.6	112,547	2.5
Service stations and truck stops	102,520	2.3	107,834	2.4
Recreational	81,090	1.8	87,986	1.9
Automobile dealers	35,737	0.8	39,020	0.9
Other	201,528	4.5	213,102	4.7
Total other commercial real estate	1,337,396	29.7	1,358,515	29.9
Total commercial real estate	$4,509,006	100.0	$4,553,618	100.0
Commercial real estate loans represent 41.4% of total loans, and totaled $4.5 billion at June 30, 2018, decreasing by $44.6 million, or 1.0%, from December 31, 2017.

The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 43% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of June 30, 2018. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 210% and construction loans to total capital was 35% as of June 30, 2018. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 19.3% of total loans, and totaled $2.1 billion at June 30, 2018, an increase of $181.9 million, or 9.5%, from December 31, 2017. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual(2)	Total Loans
As of June 30, 2018
Commercial and industrial	$2,234	$3,799,454	$18,163	$1,544	$22,672	$3,844,067
Agricultural	2,481	424,807	1,477	1,418	2,992	433,175
Commercial real estate:
Office, retail, and industrial	11,947	1,807,196	5,366	1,402	9,007	1,834,918
Multi-family	13,014	683,906	351	2,269	3,551	703,091
Construction	4,888	628,155	107	243	208	633,601
Other commercial real estate	56,805	1,268,396	6,316	591	5,288	1,337,396
Total commercial real estate	86,654	4,387,653	12,140	4,505	18,054	4,509,006
Total corporate loans	91,369	8,611,914	31,780	7,467	43,718	8,786,248
Home equity	1,947	837,412	3,145	—	5,399	847,903
1-4 family mortgages	17,296	857,016	1,470	41	4,358	880,181
Installment	996	373,015	2,776	446	—	377,233
Total consumer loans	20,239	2,067,443	7,391	487	9,757	2,105,317
Total loans	$111,608	$10,679,357	$39,171	$7,954	$53,475	$10,891,565
As of December 31, 2017
Commercial and industrial	$5,450	$3,458,049	$24,005	$1,830	$40,580	$3,529,914
Agricultural	7,203	423,007	280	177	219	430,886
Commercial real estate:
Office, retail, and industrial	14,575	1,950,564	2,776	345	11,560	1,979,820
Multi-family	14,071	657,878	3,117	20	377	675,463
Construction	8,778	530,264	198	371	209	539,820
Other commercial real estate	64,675	1,287,522	2,380	317	3,621	1,358,515
Total commercial real estate	102,099	4,426,228	8,471	1,053	15,767	4,553,618
Total corporate loans	114,752	8,307,284	32,756	3,060	56,566	8,514,418
Home equity	2,745	815,014	3,252	98	5,946	827,055
1-4 family mortgages	18,080	750,555	1,310	—	4,412	774,357
Installment	1,113	318,065	2,407	397	—	321,982
Total consumer loans	21,938	1,883,634	6,969	495	10,358	1,923,394
Total loans	$136,690	$10,190,918	$39,725	$3,555	$66,924	$10,437,812

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $748,000 and $763,000 as of June 30, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Non-accrual loans	$53,475	$75,015	$66,924	$65,176	$79,196
90 days or more past due loans, still accruing interest(1)	7,954	4,633	3,555	2,839	2,059
Total non-performing loans	61,429	79,648	70,479	68,015	81,255
Accruing TDRs	1,760	1,778	1,796	1,813	2,029
OREO	12,892	17,472	20,851	19,873	26,493
Total non-performing assets	$76,081	$98,898	$93,126	$89,701	$109,777
30-89 days past due loans(1)	$39,171	$42,573	$39,725	$28,868	$19,081
Non-accrual loans to total loans	0.49%	0.70%	0.64%	0.63%	0.77%
Non-performing loans to total loans	0.56%	0.75%	0.68%	0.65%	0.79%
Non-performing assets to total loans plus OREO	0.70%	0.92%	0.89%	0.86%	1.07%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 0.70% of total loans and OREO at June 30, 2018, down from 0.89% and 1.07% at December 31, 2017 and June 30, 2017, respectively. The decline in OREO compared to prior periods resulted from sales of OREO properties. Non-accrual loans decreased by $13.4 million from December 31, 2017 due primarily to the final resolution of two corporate relationships.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2018		December 31, 2017		June 30, 2017
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$7,100	11	$19,223	4	$1,164
Commercial real estate:
Office, retail, and industrial	2	501	4	4,236	2	860
Multi-family	2	566	3	723	3	737
Other commercial real estate	1	187	1	192	1	197
Total commercial real estate	5	1,254	8	5,151	6	1,794
Total corporate loans	11	8,354	19	24,374	10	2,958
Home equity	13	554	15	824	16	939
1-4 family mortgages	11	1,090	11	1,131	11	1,168
Total consumer loans	24	1,644	26	1,955	27	2,107
Total TDRs	35	$9,998	45	$26,329	37	$5,065
Accruing TDRs	13	$1,760	14	$1,796	16	$2,029
Non-accrual TDRs	22	8,238	31	24,533	21	3,036
Total TDRs	35	$9,998	45	$26,329	37	$5,065
Year-to-date charge-offs on TDRs		$3,672		$6,345		$113
Specific reserves related to TDRs		625		1,977		—
As of June 30, 2018, TDRs totaled $10.0 million, decreasing by $16.3 million from December 31, 2017. The decrease from December 31, 2017 was driven primarily by paydowns and the final resolution of one non-accrual corporate relationship during the first six months of 2018.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of June 30, 2018			As of December 31, 2017
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$122,881	$49,633	$172,514	$70,863	$30,074	$100,937
Agricultural	8,474	6,666	15,140	10,989	5,732	16,721
Commercial real estate	85,114	58,463	143,577	72,749	69,228	141,977
Total corporate performing potential problem loans(4)	$216,469	$114,762	$331,231	$154,601	$105,034	$259,635
Corporate performing potential problem loans to corporate loans	2.46%	1.31%	3.77%	1.82%	1.23%	3.05%
Corporate PCI performing potential problem loans included in the totals above	$14,546	$22,022	$36,568	$17,685	$26,635	$44,320

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $645,000 as of June 30, 2018 and $657,000 as of December 31, 2017.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans was 3.77% at June 30, 2018, increasing from 3.05% at December 31, 2017, which resulted primarily from higher levels of commercial and industrial loans classified as special mention. Management has specific monitoring and remediation plans associated with these loans.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Single-family homes	$633	$837	$1,243
Land parcels:
Raw land	148	850	868
Commercial lots	5,006	8,698	9,852
Single-family lots	1,962	2,150	2,150
Total land parcels	7,116	11,698	12,870
Multi-family units	225	48	48
Commercial properties	4,918	8,268	12,332
Total OREO	$12,892	$20,851	$26,493

OREO Activity
A rollforward of OREO balances for the quarters and six months ended June 30, 2018 and 2017 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$17,472	$29,140	$20,851	$26,083
Transfers from loans	235	1,299	1,172	1,982
Acquisitions	—	(3)	—	8,424
Proceeds from sales	(4,762)	(3,112)	(8,638)	(8,476)
Gains on sales of OREO	35	215	15	59
OREO valuation adjustments	(88)	(1,046)	(508)	(1,579)
Ending balance	$12,892	$26,493	$12,892	$26,493
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2018.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of June 30, 2018 and December 31, 2017.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Six months ended June 30, 2018
Beginning balance	$94,123	$2,606	$96,729
Net charge-offs	(25,178)	(655)	(25,833)
Provision for loan losses and other expense	26,795	—	26,795
Ending balance	$95,740	$1,951	$97,691
As of June 30, 2018
Total loans	$9,568,000	$1,323,565	$10,891,565
Remaining acquisition adjustment(2)	N/A	66,083	66,083
Allowance for credit losses to total loans(3)	1.00%	0.15%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	4.99%	N/A
As of December 31, 2017
Total loans	$8,822,560	$1,615,252	$10,437,812
Remaining acquisition adjustment(2)	N/A	74,677	74,677
Allowance for credit losses to total loans(3)	1.07%	0.16%	0.93%
Remaining acquisition adjustment to acquired loans	N/A	4.62%	N/A
N/A – Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $38.4 million and $27.7 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of June 30, 2018, and $43.5 million and $31.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2017.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.00% as of June 30, 2018. The acquisition adjustment decreased by $8.6 million during the first six months of 2018, driven primarily by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 4.99%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $419.8 million and $366.0 million as of June 30, 2018 and December 31, 2017, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $2.0 million on acquired loans.

Table 18
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Change in allowance for credit losses
Beginning balance	$95,854	$96,729	$95,814	$93,371	$89,163
Loan charge-offs:
Commercial, industrial, and agricultural	8,662	14,670	6,919	8,935	2,957
Office, retail, and industrial	305	461	49	14	—
Multi-family	4	—	—	—	—
Construction	—	—	—	(6)	39
Other commercial real estate	1	69	34	6	307
Consumer	2,337	1,885	2,118	1,617	1,556
Total loan charge-offs	11,309	17,085	9,120	10,566	4,859
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	753	538	1,386	698	400
Office, retail, and industrial	26	97	127	1,825	8
Multi-family	—	—	3	2	6
Construction	8	13	12	19	12
Other commercial real estate	359	39	39	25	79
Consumer	386	342	444	331	323
Total recoveries of loan charge-offs	1,532	1,029	2,011	2,900	828
Net loan charge-offs	9,777	16,056	7,109	7,666	4,031
Provision for loan losses	11,614	15,181	8,024	10,109	8,239
Ending balance	$97,691	$95,854	$96,729	$95,814	$93,371
Allowance for credit losses
Allowance for loan losses	$96,691	$94,854	$95,729	$94,814	$92,371
Reserve for unfunded commitments	1,000	1,000	1,000	1,000	1,000
Total allowance for credit losses	$97,691	$95,854	$96,729	$95,814	$93,371
Allowance for credit losses to loans(1)	0.90%	0.90%	0.93%	0.92%	0.91%
Allowance for credit losses to loans, excluding acquired loans(2)	1.00%	1.01%	1.07%	1.09%	1.10%
Allowance for credit losses to non-accrual loans	182.69%	127.78%	144.54%	147.01%	117.90%
Allowance for credit losses to non-performing loans	159.03%	120.35%	137.25%	140.87%	114.91%
Average loans	$10,785,341	$10,496,089	$10,380,689	$10,273,630	$10,059,968
Net loan charge-offs to average loans, annualized	0.36%	0.62%	0.27%	0.30%	0.16%

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
Activity in the Allowance for Credit Losses
The allowance for credit losses was $97.7 million as of June 30, 2018 and represents 0.90% of total loans compared to 0.93% at December 31, 2017.
The provision for loan losses was $11.6 million for the quarter ended June 30, 2018, up from $8.0 million and $8.2 million for the quarters ended December 31, 2017 and June 30, 2017, respectively. The increase compared to the quarter ended December 31, 2017 resulted primarily from higher levels of net charge-offs and loan growth.

Net loan charge-offs to average loans, annualized, were 0.36%, or $9.8 million, for the second quarter of 2018, up from 0.27% and 0.16% for the fourth quarter of 2017 and second quarter of 2017, respectively. Charge-offs for the second quarter of 2018 include the final resolution of certain commercial and industrial relationships.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2018 % Change From
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
Demand deposits	$3,621,645	$3,611,811	$3,538,049	0.3	2.4
Savings deposits	2,060,066	2,017,489	2,072,343	2.1	(0.6)
NOW accounts	2,065,530	1,992,150	2,010,152	3.7	2.8
Money market accounts	1,759,313	1,938,195	1,942,672	(9.2)	(9.4)
Core deposits	9,506,554	9,559,645	9,563,216	(0.6)	(0.6)
Time deposits	1,860,561	1,613,681	1,516,531	15.3	22.7
Brokered deposits	11,105	6,077	22,314	82.7	(50.2)
Total time deposits	1,871,666	1,619,758	1,538,845	15.6	21.6
Total deposits	11,378,220	11,179,403	11,102,061	1.8	2.5
Securities sold under agreements to repurchase	114,726	119,797	122,961	(4.2)	(6.7)
Federal funds purchased	714	—	—	N/M	N/M
FHLB advances	798,462	434,837	430,085	83.6	85.7
Total borrowed funds	913,902	554,634	553,046	64.8	65.2
Senior and subordinated debt	195,385	195,102	194,819	0.1	0.3
Total funding sources	$12,487,507	$11,929,139	$11,849,926	4.7	5.4
Average interest rate paid on borrowed funds	1.54%	1.62%	1.52%
Weighted-average maturity of FHLB advances	1.1 months	1.0 months	1.1 months
Weighted-average interest rate of FHLB advances	2.05%	1.26%	1.08%
N/M – Not meaningful.
Total average funding sources for the second quarter of 2018 increased by $558.4 million, or 4.7%, compared to the first quarter of 2018 and $637.6 million, or 5.4%, compared to the second quarter of 2017. The increase compared to both prior periods resulted from an increase in FHLB advances as related interest rate swaps became effective and a rise in time deposits due to the continued success of promotions which started in 2017.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	As of June 30, 2018		As of June 30, 2017
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$111,044	0.08	$124,333	0.08
FHLB advances	870,000	2.05	515,000	1.08
Total borrowed funds	$981,044	1.83	$639,333	0.89
Average for the year-to-date period:
Securities sold under agreements to repurchase	$117,275	0.07	$124,572	0.06
Federal funds purchased	6,022	1.64	—	—
FHLB advances	762,956	1.82	518,496	1.66
Total borrowed funds	$886,253	1.59	$643,068	1.35
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$128,553		$140,764
Federal funds purchased	65,000		—
FHLB advances	945,000		940,000
Average borrowed funds totaled $886.3 million for the second quarter of 2018, increasing by $243.2 million compared to the same period in 2017. This increase was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $710.0 million and $415.0 million in FHLB advances as of June 30, 2018 and 2017, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.91% and 2.17% as of June 30, 2018 and 2017, respectively. For a detailed discussion of interest rate swaps, see Note 9 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. On January 1, 2015, the Company and the Bank became subject to the Basel III Capital rules, a new comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2017 10-K. In addition, financial institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion were previously required by the Dodd-Frank Act to conduct an annual company-run stress test of capital, report results to the Federal Reserve, and publicly disclose a summary of the results. As a result of regulatory reform signed into law during the second quarter of 2018, the Company and the Bank are no longer required to perform these actions.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of June 30, 2018 and December 31, 2017.

The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2018
	As of		Regulatory Minimum For Well- Capitalized
	June 30, 2018	December 31, 2017		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.77%	10.95%	10.00%	8%	$95,369
Tier 1 capital to risk-weighted assets	9.98%	10.13%	8.00%	25%	$243,907
CET1 to risk-weighted assets	9.98%	10.13%	6.50%	54%	$428,578
Tier 1 capital to average assets	8.86%	9.10%	5.00%	77%	$534,989
Company regulatory capital ratios
Total capital to risk-weighted assets	12.07%	12.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.09%	10.10%	N/A	N/A	N/A
CET1 to risk-weighted assets	9.68%	9.68%	N/A	N/A	N/A
Tier 1 capital to average assets	8.95%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.04%	8.33%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.50%	8.58%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.16%	9.31%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

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
Dividends
The Board of Directors approved a quarterly cash dividend of $0.11 per common share during the second quarter of 2018, which follows a dividend increase from $0.10 to $0.11 per common share during the first quarter of 2018 and represents the 142nd consecutive quarterly cash dividend paid by the Company since its inception in 1983.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest income, adjusted, noninterest expense, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive loss, to tangible assets, tangible common equity to risk-weighted assets, return on average common equity, adjusted, return on average tangible common equity, return on average tangible common equity, adjusted, and allowance for credit losses to loans, excluding acquired loans.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (second quarter and first six months of 2018) and acquisition and integration related expenses (second quarter and first six months of 2017). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity are useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
The Company presents noninterest income, adjusted, which excludes the accounting reclassification, the Durbin Amendment, and net securities gains, and noninterest expense, adjusted, which excludes the accounting reclassification, Delivering Excellence implementation costs, and acquisition and integration related expenses. Management believes that excluding these items from noninterest income and noninterest expense is useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion facilitates better comparability between periods and for peer comparison purposes.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time of 35%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it enhances comparability for peer comparison purposes. In addition, management believes that presenting the tax-equivalent net interest margin, adjusted, enhances comparability for peer comparison purposes and is useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate based on the size of each acquisition, as well as from period to period.
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
Although intended to enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance. See the previously provided tables and the following reconciliations for details on the calculation of these measures to the extent presented herein.

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings Per Share
Net income	$29,600	$34,950	$63,110	$57,805
Net income applicable to non-vested restricted shares	(240)	(336)	(551)	(570)
Net income applicable to common shares	29,360	34,614	62,559	57,235
Adjustments to net income:
Delivering Excellence implementation costs	15,015	—	15,015	—
Tax effect of Delivering Excellence implementation costs	(3,754)	—	(3,754)	—
Acquisition and integration related expenses	—	1,174	—	19,739
Tax effect of acquisition and integration related expenses	—	(470)	—	(7,896)
Total adjustments to net income, net of tax	11,261	704	11,261	11,843
Net income applicable to common shares, adjusted(1)	$40,621	$35,318	$73,820	$69,078
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,159	101,743	102,041	101,081
Dilutive effect of common stock equivalents	—	20	8	20
Weighted-average diluted common shares outstanding	102,159	101,763	102,049	101,101
Basic EPS	$0.29	$0.34	$0.61	$0.57
Diluted EPS	$0.29	$0.34	$0.61	$0.57
Diluted EPS, adjusted(1)	$0.40	$0.35	$0.72	$0.68
Return on Average Assets
Net income	$29,600	$34,950	$63,110	$57,805
Total adjustments to net income, net of tax	11,261	704	11,261	11,843
Net income, adjusted(1)	$40,861	$35,654	$74,371	$69,648
Average assets	$14,605,715	$13,960,843	$14,397,540	$13,817,779
Return on average assets(3)	0.81%	1.00%	0.88%	0.84%
Return on average assets, adjusted(1)(3)	1.12%	1.02%	1.04%	1.02%
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$29,360	$34,614	$62,559	$57,235
Intangibles amortization	1,794	2,163	3,596	4,128
Tax effect of intangibles amortization	(449)	(865)	(957)	(1,651)
Net income applicable to common shares, excluding intangibles amortization	30,705	35,912	65,198	59,712
Total adjustments to net income, net of tax	11,261	704	11,261	11,843
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$41,966	$36,616	$76,459	$71,555
Average stockholders' common equity	$1,890,727	$1,830,536	1,882,121	$1,797,222
Less: average intangible assets	(753,887)	(753,521)	(753,879)	(752,063)
Average tangible common equity	$1,136,840	$1,077,015	$1,128,242	$1,045,159
Return on average common equity(3)	6.23%	7.58%	6.70%	6.42%
Return on average common equity, adjusted(1)(3)	8.62%	7.74%	7.91%	7.75%
Return on average tangible common equity(3)	10.83%	13.37%	11.65%	11.52%
Return on average tangible common equity, adjusted(1)(3)	14.81%	13.64%	13.67%	13.81%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	June 30, 2018	December 31, 2017
Tangible Common Equity
Stockholders' equity	$1,883,563	$1,864,874
Less: goodwill and other intangible assets	(753,020)	(754,757)
Tangible common equity	1,130,543	1,110,117
Less: accumulated other comprehensive income ("AOCI")	64,400	33,036
Tangible common equity, excluding AOCI	$1,194,943	$1,143,153
Total assets	$14,818,076	$14,077,052
Less: goodwill and other intangible assets	(753,020)	(754,757)
Tangible assets	$14,065,056	$13,322,295
Risk-weighted assets	$12,345,200	$11,920,372
Tangible common equity to tangible assets	8.04%	8.33%
Tangible common equity, excluding AOCI, to tangible assets	8.50%	8.58%
Tangible common equity to risk-weighted assets	9.16%	9.31%

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Efficiency Ratio Calculation
Noninterest expense	$113,416	$99,751	$208,998	$216,393
Less:
Net OREO expense	256	(1,631)	(812)	(3,331)
Delivering Excellence implementation costs	(15,015)	—	(15,015)	—
Acquisition and integration related expenses	—	(1,174)	—	(19,739)
Total	$98,657	$96,946	$193,171	$193,323
Tax-equivalent net interest income(2)	$128,442	$119,625	$247,980	$236,876
Noninterest income	36,947	44,945	72,464	84,896
Less: net securities gains	—	(284)	—	(284)
Total	$165,389	$164,286	$320,444	$321,488
Efficiency ratio	59.65%	59.01%	60.28%	60.13%
Efficiency ratio (prior presentation)(4)	N/A	58.67%	N/A	59.80%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

Efficiency Ratio Calculation
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Efficiency Ratio
Noninterest expense	$415,909	$339,500	$307,216	$283,826	$256,737
Less:
Net OREO expense	(4,683)	(3,024)	(5,281)	(7,075)	(8,547)
Special bonus	(1,915)	—	—	—	—
Charitable contribution	(1,600)	—	—	—	—
Acquisition and integration related expenses	(20,123)	(14,352)	(1,389)	(13,872)	—
Lease cancellation fee	—	(950)	—	—	—
Property valuation adjustments	—	—	(8,581)	—	—
Total	$387,588	$321,174	$291,965	$262,879	$248,190
Tax-equivalent net interest income(2)	$479,965	$358,334	$322,277	$288,589	$272,429
Noninterest income	163,149	159,312	136,581	126,618	140,883
Less:
Net securities gains (losses)	1,876	(1,420)	(2,373)	(8,097)	(34,164)
Net gain on sale-leaseback transaction	—	(5,509)	—	—	—
Gains on sales of properties	—	—	—	(3,954)
Loss on early extinguishment of debt	—	—	—	2,059	—
Gain on termination of FHLB forward commitments	—	—	—	—	(7,829)
Total	$644,990	$510,717	$456,485	$405,215	$371,319
Efficiency ratio	60.09%	62.89%	63.96%	64.87%	66.84%
Efficiency ratio (prior presentation)(4)	59.73%	62.59%	63.57%	64.57%	64.19%

Footnotes for non-GAAP reconciliations

(1)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

(2)
Presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time of 35%.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of June 30, 2018 and December 31, 2017, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of June 30, 2018, consistent with December 31, 2017. See Note 9 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of June 30, 2018, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 92% of the total compared to 8% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 93% of fixed rate securities and 7% of floating rate interest-bearing deposits in other banks as of December 31, 2017. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $9.0 million, less than 1% of the floating rate loan portfolio, as of June 30, 2018, compared to $60.0 million, or 1% of the floating rate loan portfolio, as of December 31, 2017. On the liability side of the balance sheet, 83% of deposits as of both June 30, 2018 and December 31, 2017 are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2018
Dollar change	$74,655	$45,758	$23,435	$(50,182)
Percent change	14.1%	8.7%	4.4%	(9.5)%
As of December 31, 2017
Dollar change	$70,999	$44,733	$33,099	$(44,579)
Percent change	14.8%	9.3%	6.9%	(9.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2018 would increase net interest income by $45.8 million, or 8.7%, over the next twelve months compared to no change in interest rates. This same measure was $44.7 million, or 9.3%, as of December 31, 2017.
Overall, positive interest rate risk volatility as of June 30, 2018 decreased modestly compared to December 31, 2017. This decrease was driven primarily by higher interest rates, partially offset by continued growth in floating rate loans funded with time deposits and fixed rate FHLB advances.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in the section entitled "Risk Factors" in its 2017 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, our 2017 10-K, and our other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock purchases during the second quarter of 2018. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's common stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of June 30, 2018. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2018	2,562	$24.81	—	2,487,947
May 1 - May 31, 2018	592	25.72	—	2,487,947
June 1 - June 30, 2018	279	26.58	—	2,487,947
Total	3,433	$25.11	—

(1)
Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase program. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1(1)	Employment Agreement, dated as of June 18, 2018, between the Company and its Chief Executive Officer.
10.2	Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, between the Company and its Chief Executive Officer.
10.3(1)
First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.

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
Date: August 7, 2018
* Duly authorized to sign on behalf of the registrant.