Form 10-Q
period 2018-09-30
FIRST MIDWEST BANCORP INC
filed 2018-11-06
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8750 West Bryn Mawr Avenue, Suite 1300
Chicago, Illinois 60631-3655
(Address of principal executive offices) (zip code)
______________________

Registrant's telephone number, including area code: (708) 831-7483
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].
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
As of October 31, 2018, there were 106,382,834 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2018	December 31, 2017
Assets			(Unaudited)
Cash and due from banks			$185,239	$192,800
Interest-bearing deposits in other banks			111,360	153,770
Trading securities, at fair value			—	20,447
Equity securities, at fair value			29,046	—
Securities available-for-sale, at fair value			2,179,410	1,884,209
Securities held-to-maturity, at amortized cost			12,673	13,760
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			87,728	69,708
Loans			11,050,548	10,437,812
Allowance for loan losses			(99,925)	(95,729)
Net loans			10,950,623	10,342,083
Other real estate owned ("OREO")			12,244	20,851
Premises, furniture, and equipment, net			126,389	123,316
Investment in bank-owned life insurance ("BOLI")			284,074	279,900
Goodwill and other intangible assets			751,248	754,757
Accrued interest receivable and other assets			231,465	221,451
Total assets			$14,961,499	$14,077,052
Liabilities
Noninterest-bearing deposits			$3,618,384	$3,576,190
Interest-bearing deposits			7,908,730	7,477,135
Total deposits			11,527,114	11,053,325
Borrowed funds			1,073,546	714,884
Senior and subordinated debt			195,595	195,170
Accrued interest payable and other liabilities			247,569	248,799
Total liabilities			13,043,824	12,212,178
Stockholders' Equity
Common stock			1,124	1,123
Additional paid-in capital			1,028,635	1,031,870
Retained earnings			1,164,133	1,074,990
Accumulated other comprehensive loss, net of tax			(75,133)	(33,036)
Treasury stock, at cost			(201,084)	(210,073)
Total stockholders' equity			1,917,675	1,864,874
Total liabilities and stockholders' equity			$14,961,499	$14,077,052

	September 30, 2018		December 31, 2017
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	112,359	—	112,351
Shares outstanding	—	103,058	—	102,717
Treasury shares	—	9,301	—	9,634

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Loans	$133,997	$118,101	$380,420	$345,286
Investment securities	14,170	10,667	38,936	31,678
Other short-term investments	1,365	1,148	3,609	3,167
Total interest income	149,532	129,916	422,965	380,131
Interest Expense
Deposits	10,426	4,369	24,637	11,307
Borrowed funds	3,927	2,544	10,919	6,837
Senior and subordinated debt	3,152	3,110	9,416	9,314
Total interest expense	17,505	10,023	44,972	27,458
Net interest income	132,027	119,893	377,993	352,673
Provision for loan losses	11,248	10,109	38,043	23,266
Net interest income after provision for loan losses	120,779	109,784	339,950	329,407
Noninterest Income
Service charges on deposit accounts	12,378	12,561	36,088	36,079
Wealth management fees	10,622	10,169	32,561	30,354
Card-based fees, net	4,123	5,992	12,450	22,940
Capital market products income	1,936	2,592	6,313	6,185
Mortgage banking income	1,657	2,246	5,790	5,779
Other service charges, commissions, and fees	2,786	4,745	8,172	16,043
Net securities gains	—	3,197	—	3,481
Other income	2,164	1,846	6,756	7,383
Total noninterest income	35,666	43,348	108,130	128,244
Noninterest Expense
Salaries and employee benefits	54,160	55,638	168,879	165,985
Net occupancy and equipment expense	13,183	12,115	40,607	36,925
Professional services	7,944	8,498	23,822	26,073
Technology and related costs	4,763	4,505	14,371	13,423
Net OREO expense	(413)	657	399	3,988
Other expenses	14,541	15,393	40,083	47,066
Delivering Excellence implementation costs	2,239	—	17,254	—
Acquisition and integration related expenses	60	384	60	20,123
Total noninterest expense	96,477	97,190	305,475	313,583
Income before income tax expense	59,968	55,942	142,605	144,068
Income tax expense	6,616	17,707	26,143	48,028
Net income	$53,352	$38,235	$116,462	$96,040
Per Common Share Data
Basic earnings per common share	$0.52	$0.37	$1.13	$0.94
Diluted earnings per common share	$0.52	$0.37	$1.13	$0.94
Dividends declared per common share	$0.11	$0.10	$0.33	$0.29
Weighted-average common shares outstanding	102,178	101,752	102,087	101,307
Weighted-average diluted common shares outstanding	102,178	101,772	102,092	101,327

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$53,352	$38,235	$116,462	$96,040
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(13,632)	428	(47,765)	11,078
Tax effect	3,548	(174)	13,055	(4,436)
Net of tax	(10,084)	254	(34,710)	6,642
Reclassification of net gains included in net income:
Before tax	—	3,197	—	3,481
Tax effect	—	(1,311)	—	(1,425)
Net of tax	—	1,886	—	2,056
Net unrealized holding (losses) gains	(10,084)	(1,632)	(34,710)	4,586
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(880)	276	(948)	(2,849)
Tax effect	231	(113)	250	1,137
Net of tax	(649)	163	(698)	(1,712)
Total other comprehensive (loss) income	(10,733)	(1,469)	(35,408)	2,874
Total comprehensive income	$42,619	$36,766	$81,054	$98,914

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	4,586	(1,712)	—	2,874
Balance at September 30, 2017	$(18,059)	$(2,888)	$(17,089)	$(38,036)
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(34,710)	(698)	—	(35,408)
Balance at September 30, 2018	$(51,550)	$(5,245)	$(18,338)	$(75,133)

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	96,040	—	—	96,040
Other comprehensive income	—	—	—	—	2,874	—	2,874
Common dividends declared ($0.29 per common share)	—	—	—	(29,793)	—	—	(29,793)
Acquisitions, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	7	—	175	—	—	—	175
Restricted stock activity	321	—	(11,987)	—	—	8,308	(3,679)
Treasury stock issued to benefit plans	(9)	—	1	—	—	(212)	(211)
Share-based compensation expense	—	—	8,554	—	—	—	8,554
Balance at September 30, 2017	102,722	$1,123	$1,029,002	$1,082,921	$(38,036)	$(209,880)	$1,865,130
Balance at December 31, 2017	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	116,462	—	—	116,462
Other comprehensive loss	—	—	—	—	(35,408)	—	(35,408)
Common dividends declared ($0.33 per common share)	—	—	—	(34,008)	—	—	(34,008)
Common stock issued	8	1	227	—	—	667	895
Restricted stock activity	335	—	(12,667)	—	—	8,426	(4,241)
Treasury stock issued to benefit plans	(2)	—	41	—	—	(104)	(63)
Share-based compensation expense	—	—	9,164	—	—	—	9,164
Balance at September 30, 2018	103,058	$1,124	$1,028,635	$1,164,133	$(75,133)	$(201,084)	$1,917,675

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$116,462	$96,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	38,043	23,266
Depreciation of premises, furniture, and equipment	11,693	10,477
Net amortization of premium on securities	11,444	12,334
Net securities gains	—	(3,481)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(4,475)	(5,354)
Net (gains) losses on sales and valuation adjustments of OREO	(318)	944
Amortization of the FDIC indemnification asset	906	906
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	5,423	(364)
BOLI income	(4,280)	(4,095)
Share-based compensation expense	9,164	8,554
Tax benefit related to share-based compensation	208	252
Amortization of other intangible assets	5,368	6,059
Originations of mortgage loans held-for-sale	(175,408)	(183,907)
Proceeds from sales of mortgage loans held-for-sale	193,476	190,544
Net increase in equity securities	(1,191)	—
Net increase in trading securities	—	(2,505)
Net increase in accrued interest receivable and other assets	(14,725)	(191,492)
Net decrease in accrued interest payables and other liabilities	(1,949)	(8,463)
Net cash provided by (used in) operating activities	189,841	(50,285)
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	233,659	251,160
Proceeds from sales of securities available-for-sale	—	437,401
Purchases of securities available-for-sale	(595,477)	(289,244)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	1,087	7,663
Purchases of securities held-to-maturity	—	(10)
Net purchases of FHLB stock	(18,020)	(7,330)
Net increase in loans	(649,197)	(392,384)
Premiums paid on BOLI, net of proceeds from claims	106	132
Proceeds from sales of OREO	12,951	17,460
Proceeds from sales of premises, furniture, and equipment	549	13,135
Purchases of premises, furniture, and equipment	(20,738)	(11,680)
Net cash received from acquisitions	—	41,717
Net cash (used in) provided by investing activities	(1,035,080)	68,020
Financing Activities
Net increase in deposit accounts	473,789	356,020
Net increase (decrease) in borrowed funds	358,662	(178,472)
Cash dividends paid	(32,942)	(26,852)
Restricted stock activity	(4,241)	(3,679)
Net cash provided by financing activities	795,268	147,017
Net (decrease) increase in cash and cash equivalents	(49,971)	164,752
Cash and cash equivalents at beginning of period	346,570	262,148
Cash and cash equivalents at end of period	$296,599	$426,900

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(7,001)	$14,310
Interest paid to depositors and creditors	43,270	27,538
Dividends declared, but unpaid	11,250	10,184
Stock issued for acquisitions, net of issuance costs	—	534,090
Non-cash transfers of loans to OREO	4,026	3,770
Non-cash transfers of loans held-for-investment to loans held-for-sale	12,373	42,970
Non-cash transfer of trading securities and securities available-for-sale to equity securities	27,855	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. The adoption of this guidance on January 1, 2018, using the modified retrospective approach, affected how the Company presents merchant servicing fees, merchant card expenses, card-based fees, and cardholder expenses, which are presented on a gross basis within noninterest income and noninterest expense for the prior period and are presented on a net basis within noninterest income for the current period. Total expenses of $4.2 million and $11.9 million for the quarter and nine months ended September 30, 2018 were netted in noninterest income. The adoption of this guidance did not impact net income; therefore, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the reclassification of merchant card expenses and cardholder expenses.
A description of the Company's revenue streams accounted for under the scope of this guidance follows:
Service charges on deposit accounts – Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based and, therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received as a direct charge to customers' accounts. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to service charges on deposit accounts for the quarter and nine months ended September 30, 2018.
Wealth management fees – Wealth management fees represents quarterly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each quarter, which is generally the time that payment is received. Also included are fees received from a third-party broker-dealer as part of a revenue-sharing agreement. These fees are paid to us by the third-party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to wealth management fees for the quarter and nine months ended September 30, 2018.
Card-based fees, net – Card-based fees, net consists of debit and credit card interchange fees for processing transactions, as well as various fees for automated teller machine ("ATM") and point-of-sale transactions processed through the related networks. Interchange, ATM, and point-of-sale fees from cardholder transactions represent a percentage of the underlying transaction value or a flat fee and are recognized daily in connection with the transaction processing services provided to the cardholder. Card-based fees are presented net of certain contract costs associated with the debit, credit and ATM card interchange networks. As a result of the adoption of this guidance, $1.9 million and $5.5 million of cardholder expenses are netted against card-based fees for the quarter and nine months ended September 30, 2018, respectively.
Merchant servicing fees, net – Merchant servicing fees, net is included in other service charges, commissions, and fees in the Consolidated Statements of Income. The Company acts in an agency capacity with respect to its merchants to process their debit and credit card transactions, deriving revenue from assisting another entity in transactions with the Company's customers. Merchant servicing fees represent a percentage of the underlying net transaction volume or a flat fee and are recognized monthly. Merchant servicing fees are presented net of certain contract costs associated with the third-party merchant processing. As a result of the adoption of this guidance, $2.3 million and $6.4 million of merchant card expenses are netted against merchant servicing fees for the quarter and nine months ended September 30, 2018, respectively.
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any subsequent changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. Equity securities totaling $29.0 million are no longer classified as trading securities or securities available-for-sale. This guidance also requires entities to adjust the fair value disclosures for financial instruments carried at amortized cost from an entry price to an exit price. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. Except as discussed above, the adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
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
The Company will adopt this guidance on January 1, 2019, which will result in the recognition of right-of-use assets and associated lease liabilities for its operating leases. The amount of right-of-use assets and associated lease liabilities recorded upon adoption will be based on the present value of future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. In addition, First Midwest Bank (the "Bank") entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain, which is estimated to be approximately $50 million after tax, will be recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Premises, Furniture, and Equipment" to the Consolidated Financial Statements in the Company's 2017 10-K. Management is completing its evaluation of the guidance and does not expect the adoption of the guidance will materially impact the Company's results of operations or liquidity, but anticipates a material increase in assets, liabilities, and equity.
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
Changes to the Disclosure Requirements for Fair Value Measurement: In August of 2018, the FASB issued guidance that eliminates, modifies, and adds to certain fair value measurement disclosure requirements associated with the three-tiered fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Changes to the Disclosure Requirements for Defined Benefit Plans: In August of 2018, the FASB issued guidance that makes minor changes and clarifications to the disclosure requirements for entities that sponsor defined benefit plans. This guidance is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: In August of 2018, the FASB issued guidance to reduce diversity in practice by clarifying when implementation costs are required to be capitalized in a cloud computing arrangement that is a service contract. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
3. ACQUISITIONS
Northern States Financial Corporation
On June 6, 2018, the Company entered into a definitive agreement to acquire Northern States Financial Corporation, ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. On October 12, 2018, the Company completed its acquisition of Northern States. At closing, the Company acquired approximately $550 million in total assets, $465 million in deposits, and $305 million in loans. Under the terms of the merger agreement, the final exchange ratio was determined to be 0.0363 shares of Company common stock for each outstanding share of Northern States common stock, excluding shares held in treasury or otherwise owned by the Company or Northern States. The merger consideration totaled approximately $83 million and resulted in the Company issuing approximately 3.3 million shares of Company common stock. The Company expects that NorStates Bank will be merged with and into First Midwest Bank, with associated systems conversions completed, in early December 2018.
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
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$49,434	$—	$(325)	$49,109	$46,529	$—	$(184)	$46,345
U.S. agency securities	143,765	6	(2,517)	141,254	157,636	197	(986)	156,847
Collateralized mortgage obligations ("CMOs")	1,304,611	103	(46,787)	1,257,927	1,113,019	121	(17,954)	1,095,186
Other mortgage-backed securities ("MBSs")	462,046	114	(16,495)	445,665	373,676	201	(4,334)	369,543
Municipal securities	228,048	118	(5,131)	223,035	209,558	693	(1,260)	208,991
Corporate debt securities	62,888	32	(500)	62,420	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	194	(305)	7,297
Total securities available-for-sale	$2,250,792	$373	$(71,755)	$2,179,410	$1,907,826	$1,406	$(25,023)	$1,884,209
Securities Held-to-Maturity
Municipal securities	$12,673	$—	$(2,158)	$10,515	$13,760	$—	$(1,747)	$12,013
Equity Securities(1)				$29,046				$—
Trading Securities(1)				$—				$20,447

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$113,814	$111,859	$1,631	$1,353
After one year to five years	171,155	168,215	4,915	4,078
After five years to ten years	199,166	195,744	2,176	1,806
After ten years	—	—	3,951	3,278
Securities that do not have a single contractual maturity date	1,766,657	1,703,592	—	—
Total	$2,250,792	$2,179,410	$12,673	$10,515
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.4 billion as of September 30, 2018 and $1.1 billion as of December 31, 2017. No securities held-to-maturity were pledged as of September 30, 2018 or December 31, 2017.

Securities Available-for-Sale Gains
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains on sales of securities:
Gross realized gains	$—	$3,197	$—	$3,481
Gross realized losses	—	—	—	—
Net realized gains on sales of securities	—	3,197	—	3,481
Non-cash impairment charges:
Other-than-temporary securities impairment ("OTTI")	—	—	—	—
Net realized gains	$—	$3,197	$—	$3,481
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
There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of either September 30, 2018 or December 31, 2017. During the quarters and nine months ended September 30, 2018 and 2017 no OTTI was recognized on securities available-for-sale.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2018 and December 31, 2017.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2018
Securities Available-for-Sale
U.S. treasury securities	24	$38,623	$307	$10,486	$18	$49,109	$325
U.S. agency securities	75	81,753	1,398	54,161	1,119	135,914	2,517
CMOs	260	610,183	15,445	602,362	31,342	1,212,545	46,787
MBSs	119	215,463	5,396	222,989	11,099	438,452	16,495
Municipal securities	501	140,916	2,762	55,975	2,369	196,891	5,131
Corporate debt securities	8	36,621	500	—	—	36,621	500
Total	987	$1,123,559	$25,808	$945,973	$45,947	$2,069,532	$71,755
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$10,515	$2,158	$10,515	$2,158
As of December 31, 2017
Securities Available-for-Sale
U.S. treasury securities	20	$19,918	$87	$26,427	$97	$46,345	$184
U.S. agency securities	72	66,899	300	58,021	686	124,920	986
CMOs	211	365,131	3,265	633,227	14,689	998,358	17,954
MBSs	86	126,136	902	210,017	3,432	336,153	4,334
Municipal securities	265	35,500	479	81,360	781	116,860	1,260
Equity securities(1)	2	391	214	6,386	91	6,777	305
Total	656	$613,975	$5,247	$1,015,438	$19,776	$1,629,413	$25,023
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$12,013	$1,747	$12,013	$1,747

(1)
As a result of accounting guidance adopted in the first quarter of 2018, equity securities are no longer presented within securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2018 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017
Commercial and industrial	$3,994,142	$3,529,914
Agricultural	432,220	430,886
Commercial real estate:
Office, retail, and industrial	1,782,757	1,979,820
Multi-family	698,611	675,463
Construction	632,779	539,820
Other commercial real estate	1,348,831	1,358,515
Total commercial real estate	4,462,978	4,553,618
Total corporate loans	8,889,340	8,514,418
Home equity	853,887	827,055
1-4 family mortgages	888,797	774,357
Installment	418,524	321,982
Total consumer loans	2,161,208	1,923,394
Total loans	$11,050,548	$10,437,812
Deferred loan fees included in total loans	$5,887	$4,986
Overdrawn demand deposits included in total loans	8,239	8,587
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

Loan Sales
The following table presents loan sales for the quarters and nine months ended September 30, 2018 and 2017.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate loan sales
Proceeds from sales	$2,868	$11,833	$15,180	$46,770
Less book value of loans sold	2,827	11,512	14,811	45,752
Net gains on corporate loan sales(1)	41	321	369	1,018
1-4 family mortgage loan sales
Proceeds from sales	$62,576	$73,889	$193,476	$190,544
Less book value of loans sold	61,276	72,149	189,370	186,208
Net gains on 1-4 family mortgage loan sales(2)	1,300	1,740	4,106	4,336
Total net gains on loan sales	$1,341	$2,061	$4,475	$5,354

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 11, "Commitments, Guarantees, and Contingent Liabilities."
6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of September 30, 2018 and December 31, 2017.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of September 30, 2018			As of December 31, 2017
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$98,923	$1,121,092	$1,220,015	$130,694	$1,512,664	$1,643,358
Covered loans	6,021	7,632	13,653	6,759	11,789	18,548
Total acquired and covered loans	$104,944	$1,128,724	$1,233,668	$137,453	$1,524,453	$1,661,906

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $157.2 million and $210.7 million as of September 30, 2018 and December 31, 2017, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $426.4 million and $366.0 million as of September 30, 2018 and December 31, 2017, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of September 30, 2018 and December 31, 2017.

Rollforwards of the carrying value of the FDIC indemnification asset for the quarters and nine months ended September 30, 2018 and 2017 are presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$2,710	$3,918	$3,314	$4,522
Amortization	(302)	(302)	(906)	(906)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(336)	(123)	(161)	(653)
Net payments to the FDIC	334	123	159	653
Ending balance	$2,406	$3,616	$2,406	$3,616
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balances	$39,008	$39,870	$32,957	$19,385
Additions	—	—	—	27,316
Accretion	(3,008)	(4,263)	(9,548)	(12,106)
Other(1)	2,672	478	15,263	1,490
Ending balance	$38,672	$36,085	$38,672	$36,085

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio, while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarter and nine months ended September 30, 2018 was $4.6 million and $14.1 million, respectively, and $7.6 million and $27.7 million, for the same periods in 2017.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2018 and December 31, 2017. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual(2)	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2018
Commercial and industrial	$3,966,088	$15,087	$12,967	$28,054	$3,994,142	$37,981	$1,096
Agricultural	427,702	2,156	2,362	4,518	432,220	2,104	316
Commercial real estate:
Office, retail, and industrial	1,767,366	9,640	5,751	15,391	1,782,757	6,685	490
Multi-family	691,698	3,729	3,184	6,913	698,611	3,184	—
Construction	628,976	3,595	208	3,803	632,779	208	—
Other commercial real estate	1,339,926	5,755	3,150	8,905	1,348,831	4,578	288
Total commercial real estate	4,427,966	22,719	12,293	35,012	4,462,978	14,655	778
Total corporate loans	8,821,756	39,962	27,622	67,584	8,889,340	54,740	2,190
Home equity	848,843	2,995	2,049	5,044	853,887	5,739	9
1-4 family mortgages	885,556	1,287	1,954	3,241	888,797	4,287	41
Installment	414,078	3,737	709	4,446	418,524	—	709
Total consumer loans	2,148,477	8,019	4,712	12,731	2,161,208	10,026	759
Total loans	$10,970,233	$47,981	$32,334	$80,315	$11,050,548	$64,766	$2,949
As of December 31, 2017
Commercial and industrial	$3,490,783	$34,620	$4,511	$39,131	$3,529,914	$40,580	$1,830
Agricultural	430,221	280	385	665	430,886	219	177
Commercial real estate:
Office, retail, and industrial	1,970,564	3,156	6,100	9,256	1,979,820	11,560	345
Multi-family	672,098	3,117	248	3,365	675,463	377	20
Construction	539,043	198	579	777	539,820	209	371
Other commercial real estate	1,353,263	2,545	2,707	5,252	1,358,515	3,621	317
Total commercial real estate	4,534,968	9,016	9,634	18,650	4,553,618	15,767	1,053
Total corporate loans	8,455,972	43,916	14,530	58,446	8,514,418	56,566	3,060
Home equity	820,099	4,102	2,854	6,956	827,055	5,946	98
1-4 family mortgages	770,120	2,145	2,092	4,237	774,357	4,412	—
Installment	319,178	2,407	397	2,804	321,982	—	397
Total consumer loans	1,909,397	8,654	5,343	13,997	1,923,394	10,358	495
Total loans	$10,365,369	$52,570	$19,873	$72,443	$10,437,812	$66,924	$3,555

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $688,000 and $763,000 as of September 30, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2018 and 2017 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended September 30, 2018
Beginning balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691
Charge-offs	(6,277)	(759)	(1)	(1)	(177)	(2,049)	—	(9,264)
Recoveries	416	163	—	5	154	512	—	1,250
Net charge-offs	(5,861)	(596)	(1)	4	(23)	(1,537)	—	(8,014)
Provision for loan losses and other	6,776	15	200	116	740	3,401	—	11,248
Ending balance	$60,958	$8,481	$2,374	$2,244	$5,348	$20,520	$1,000	$100,925
Quarter ended September 30, 2017
Beginning balance	$46,271	$15,008	$2,919	$4,094	$7,479	$16,600	$1,000	$93,371
Charge-offs	(8,935)	(14)	—	6	(6)	(1,617)	—	(10,566)
Recoveries	698	1,825	2	19	25	331	—	2,900
Net charge-offs	(8,237)	1,811	2	25	19	(1,286)	—	(7,666)
Provision for loan losses and other	13,994	(5,129)	(296)	161	(257)	1,636	—	10,109
Ending balance	$52,028	$11,690	$2,625	$4,280	$7,241	$16,950	$1,000	$95,814
Nine months ended September 30, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(29,609)	(1,525)	(5)	(1)	(247)	(6,271)	—	(37,658)
Recoveries	1,707	286	—	26	552	1,240	—	3,811
Net charge-offs	(27,902)	(1,239)	(5)	25	305	(5,031)	—	(33,847)
Provision for loan losses and other	33,069	(1,276)	(155)	(1,262)	(1,338)	9,005	—	38,043
Ending balance	$60,958	$8,481	$2,374	$2,244	$5,348	$20,520	$1,000	$100,925
Nine months ended September 30, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(15,966)	(141)	—	(38)	(721)	(4,837)	—	(21,703)
Recoveries	2,764	2,808	36	258	205	1,097	—	7,168
Net charge-offs	(13,202)	2,667	36	220	(516)	(3,740)	—	(14,535)
Provision for loan losses and other	24,521	(8,572)	(672)	616	18	7,355	—	23,266
Ending balance	$52,028	$11,690	$2,625	$4,280	$7,241	$16,950	$1,000	$95,814

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2018 and December 31, 2017.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of September 30, 2018
Commercial, industrial, and agricultural	$37,309	$4,385,067	$3,986	$4,426,362	$6,659	$53,919	$380	$60,958
Commercial real estate:
Office, retail, and industrial	5,639	1,765,584	11,534	1,782,757	1,223	6,049	1,209	8,481
Multi-family	3,573	684,275	10,763	698,611	—	2,134	240	2,374
Construction	—	629,427	3,352	632,779	—	2,089	155	2,244
Other commercial real estate	2,496	1,290,122	56,213	1,348,831	22	4,113	1,213	5,348
Total commercial real estate	11,708	4,369,408	81,862	4,462,978	1,245	14,385	2,817	18,447
Total corporate loans	49,017	8,754,475	85,848	8,889,340	7,904	68,304	3,197	79,405
Consumer	—	2,142,112	19,096	2,161,208	—	19,003	1,517	20,520
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$49,017	$10,896,587	$104,944	$11,050,548	$7,904	$88,307	$4,714	$100,925
As of December 31, 2017
Commercial, industrial, and agricultural	$38,718	$3,909,380	$12,702	$3,960,800	$10,074	$45,293	$424	$55,791
Commercial real estate:
Office, retail, and industrial	10,810	1,954,435	14,575	1,979,820	—	9,333	1,663	10,996
Multi-family	621	660,771	14,071	675,463	—	2,436	98	2,534
Construction	—	530,977	8,843	539,820	—	3,331	150	3,481
Other commercial real estate	1,468	1,291,723	65,324	1,358,515	—	5,415	966	6,381
Total commercial real estate	12,899	4,437,906	102,813	4,553,618	—	20,515	2,877	23,392
Total corporate loans	51,617	8,347,286	115,515	8,514,418	10,074	65,808	3,301	79,183
Consumer	—	1,901,456	21,938	1,923,394	—	15,533	1,013	16,546
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,617	$10,248,742	$137,453	$10,437,812	$10,074	$82,341	$4,314	$96,729

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2018 and December 31, 2017. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2018				As of December 31, 2017
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$7,534	$27,934	$53,533	$6,542	$4,234	$34,484	$53,192	$10,074
Agricultural	269	1,572	4,250	117	—	—	—	—
Commercial real estate:
Office, retail, and industrial	1,636	4,003	6,372	1,223	7,154	3,656	14,246	—
Multi-family	3,573	—	3,573	—	621	—	621	—
Construction	—	—	—	—	—	—	—	—
Other commercial real estate	1,632	864	2,548	22	1,468	—	1,566	—
Total commercial real estate	6,841	4,867	12,493	1,245	9,243	3,656	16,433	—
Total impaired loans individually evaluated for impairment	$14,644	$34,373	$70,276	$7,904	$13,477	$38,140	$69,625	$10,074

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2018 and 2017. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$28,082	$123	$44,682	$368
Agricultural	2,372	—	140	—
Commercial real estate:
Office, retail, and industrial	6,641	105	12,496	—
Multi-family	3,757	11	396	—
Construction	—	—	—	—
Other commercial real estate	2,831	68	1,415	—
Total commercial real estate	13,229	184	14,307	—
Total impaired loans	$43,683	$307	$59,129	$368

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$34,440	$159	$32,765	$924
Agricultural	2,153	25	348	—
Commercial real estate:
Office, retail, and industrial	8,867	873	13,680	262
Multi-family	2,132	66	396	28
Construction	—	—	9	136
Other commercial real estate	2,338	181	1,652	20
Total commercial real estate	13,337	1,120	15,737	446
Total impaired loans	$49,930	$1,304	$48,850	$1,370

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of September 30, 2018 and December 31, 2017.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of September 30, 2018
Commercial and industrial	$3,797,606	$134,184	$24,371	$37,981	$3,994,142
Agricultural	411,559	7,591	10,966	2,104	432,220
Commercial real estate:
Office, retail, and industrial	1,721,711	19,972	34,389	6,685	1,782,757
Multi-family	683,199	10,139	2,089	3,184	698,611
Construction	601,942	23,477	7,152	208	632,779
Other commercial real estate	1,277,662	48,845	17,746	4,578	1,348,831
Total commercial real estate	4,284,514	102,433	61,376	14,655	4,462,978
Total corporate loans	$8,493,679	$244,208	$96,713	$54,740	$8,889,340
As of December 31, 2017
Commercial and industrial	$3,388,133	$70,863	$30,338	$40,580	$3,529,914
Agricultural	413,946	10,989	5,732	219	430,886
Commercial real estate:
Office, retail, and industrial	1,903,737	25,546	38,977	11,560	1,979,820
Multi-family	665,496	7,395	2,195	377	675,463
Construction	521,911	10,184	7,516	209	539,820
Other commercial real estate	1,304,337	29,624	20,933	3,621	1,358,515
Total commercial real estate	4,395,481	72,749	69,621	15,767	4,553,618
Total corporate loans	$8,197,560	$154,601	$105,691	$56,566	$8,514,418

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $639,000 as of September 30, 2018 and $657,000 as of December 31, 2017.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of September 30, 2018
Home equity	$848,148	$5,739	$853,887
1-4 family mortgages	884,510	4,287	888,797
Installment	418,524	—	418,524
Total consumer loans	$2,151,182	$10,026	$2,161,208
As of December 31, 2017
Home equity	$821,109	$5,946	$827,055
1-4 family mortgages	769,945	4,412	774,357
Installment	321,982	—	321,982
Total consumer loans	$1,913,036	$10,358	$1,923,394

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2018 and December 31, 2017. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2018			As of December 31, 2017
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$250	$5,603	$5,853	$264	$18,959	$19,223
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	4,236	4,236
Multi-family	563	—	563	574	149	723
Construction	—	—	—	—	—	—
Other commercial real estate	184	—	184	192	—	192
Total commercial real estate	747	—	747	766	4,385	5,151
Total corporate loans	997	5,603	6,600	1,030	23,344	24,374
Home equity	83	352	435	86	738	824
1-4 family mortgages	661	410	1,071	680	451	1,131
Installment	—	—	—	—	—	—
Total consumer loans	744	762	1,506	766	1,189	1,955
Total loans	$1,741	$6,365	$8,106	$1,796	$24,533	$26,329

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. As of September 30, 2018 and December 31, 2017, respectively, there were no specific reserves and $2.0 million in specific reserves related to TDRs.
There were no material restructurings during the quarter and nine months ended September 30, 2018. The following table presents a summary of loans that were restructured during the quarter and nine months ended September 30, 2017.
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
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2018 and 2017.

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2018 and 2017 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accruing
Beginning balance	$1,760	$2,029	$1,796	$2,291
Additions	—	14,897	—	15,819
Net payments	(19)	(1,798)	(55)	(1,905)
Net transfers to non-accrual	—	(13,315)	—	(14,392)
Ending balance	1,741	1,813	1,741	1,813
Non-accrual
Beginning balance	8,238	3,036	24,533	6,297
Additions	—	14,570	355	14,570
Net payments	(1,620)	(127)	(14,598)	(4,352)
Charge-offs	(253)	(2,132)	(3,925)	(2,245)
Net transfers from accruing	—	13,315	—	14,392
Ending balance	6,365	28,662	6,365	28,662
Total TDRs	$8,106	$30,475	$8,106	$30,475
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
There were no material commitments to lend additional funds to borrowers with TDRs as of September 30, 2018 or December 31, 2017.

8. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$53,352	$38,235	$116,462	$96,040
Net income applicable to non-vested restricted shares	(441)	(340)	(992)	(910)
Net income applicable to common shares	$52,911	$37,895	$115,470	$95,130
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,178	101,752	102,087	101,307
Dilutive effect of common stock equivalents	—	20	5	20
Weighted-average diluted common shares outstanding	102,178	101,772	102,092	101,327
Basic EPS	$0.52	$0.37	$1.13	$0.94
Diluted EPS	$0.52	$0.37	$1.13	$0.94
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	190	36	242

(1)
This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock. The final outstanding stock options were exercised during the first quarter of 2018.

9. INCOME TAXES
The following table presents income tax expense and the effective income tax rate for the quarters and nine months ended September 30, 2018 and 2017.
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income tax expense	$59,968	$55,942	$142,605	$144,068
Income tax expense:
Federal income tax expense	$2,634	$16,355	$17,403	$41,408
State income tax expense	3,982	1,352	8,740	6,620
Total income tax expense	$6,616	$17,707	$26,143	$48,028
Effective income tax rate	11.0%	31.7%	18.3%	33.3%
Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income and state income taxes. State income tax expense and the related effective tax rate are driven by both the amount of state tax-exempt income in relation to pre-tax income and state tax rules for consolidated/combined reporting and sourcing of income and expense.
The decrease in total income tax expense and the effective income tax rate for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017 was driven primarily by $7.8 million of certain income tax benefits aligned with federal income tax reform legislation ("tax reform") and the reduction in the federal income tax rate from 35% to 21%, which became effective in the first quarter of 2018 as a result of tax reform.
The Company's accounting policies for the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Note 1, "Summary of Significant Accounting Policies" and Note 15, "Income Taxes" to the Consolidated Financial Statements in the Company's 2017 10-K.

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
Fair Value Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017
Gross notional amount outstanding	$5,083	$5,458
Derivative liability fair value in other liabilities	(9)	(101)
Weighted-average interest rate received	4.11%	3.38%
Weighted-average interest rate paid	5.96%	5.96%
Weighted-average maturity (in years)	0.10	0.84
Fair value of derivative(1)	$15	$110

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Changes in the fair value of fair value hedges are recognized in other noninterest income in the Condensed Consolidated Statements of Income.
Cash Flow Hedges
As of September 30, 2018, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.0 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $710.0 million began on various dates between June of 2015 and May of 2018, and mature between June of 2019 and May of 2020. The remaining forward starting interest rate swaps totaling $320.0 million begin at various dates between December of 2018 and February of 2021 and mature between December of 2021 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.49% as of September 30, 2018. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017
Gross notional amount outstanding	$2,170,000	$1,960,000
Derivative asset fair value in other assets(1)	6,009	3,989
Derivative liability fair value in other liabilities(1)	(19,197)	(10,219)
Weighted-average interest rate received	2.01%	1.58%
Weighted-average interest rate paid	2.03%	1.61%
Weighted-average maturity (in years)	1.76	2.25

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of September 30, 2018, the Company estimates that $3.3 million will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2018 and December 31, 2017, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $1.9 million and $6.3 million for the quarter and nine months ended September 30, 2018, respectively. There were $2.6 million and $6.2 million of capital market products income for the quarter and nine months ended September 30, 2017, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017
Gross notional amount outstanding	$3,134,222	$2,665,358
Derivative asset fair value in other assets(1)	31,044	17,079
Derivative liability fair value in other liabilities(1)	(33,832)	(14,930)
Fair value of derivative(2)	33,974	15,059

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2018 and December 31, 2017. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters and nine months ended September 30, 2018 and 2017.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$2,578	$113	$13,151	$5,465
Interest rate swaps in interest expense	(1,577)	(416)	(11,620)	(3,807)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$857	$946	$1,504	$4,333
Interest rate swaps in interest expense	(978)	(919)	(2,087)	(3,142)

The following table presents the impact of derivative instruments on net interest income for the quarters and nine months ended September 30, 2018 and 2017.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair Value Hedges
Interest rate swaps in interest income	$(24)	$(39)	$(83)	$(129)
Cash Flow Hedges
Interest rate swaps in interest income	857	946	1,504	4,333
Interest rate swaps in interest expense	(978)	(919)	(2,087)	(3,142)
Total cash flow hedges	(121)	27	(583)	1,191
Total net (losses) gains on hedges	$(145)	$(12)	$(666)	$1,062
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2018 and December 31, 2017, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2018 and December 31, 2017.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$37,053	$53,038	$21,068	$25,250
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	37,053	53,038	21,068	25,250
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(15,177)	(15,177)	(16,880)	(16,880)
Cash collateral pledged	(20,440)	(3,440)	—	(8,370)
Net credit exposure	$1,436	$34,421	$4,188	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2018 and December 31, 2017, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2018 and December 31, 2017 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,710,789	$1,729,426
Commercial real estate	327,279	377,551
Home equity	547,943	514,973
Other commitments(1)	240,786	244,222
Total commitments to extend credit	$2,826,797	$2,866,172

Letters of credit	$112,225	$128,801

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2018 and 2017.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Trading securities:
Money market funds	$—	$—	$—	$1,685	$—	$—
Mutual funds	—	—	—	18,762	—	—
Total trading securities(1)	—	—	—	20,447	—	—
Equity securities(1)	22,078	6,968	—	—	—	—
Securities available-for-sale(1)
U.S. treasury securities	49,109	—	—	46,345	—	—
U.S. agency securities	—	141,254	—	—	156,847	—
CMOs	—	1,257,927	—	—	1,095,186	—
MBSs	—	445,665	—	—	369,543	—
Municipal securities	—	223,035	—	—	208,991	—
Corporate debt securities	—	62,420	—	—	—	—
Equity securities	—	—	—	—	7,297	—
Total securities available-for-sale	49,109	2,130,301	—	46,345	1,837,864	—
Mortgage servicing rights ("MSRs")(2)	—	—	6,817	—	—	5,894
Derivative assets(2)	—	37,053	—	—	21,068	—
Liabilities
Derivative liabilities(3)	$—	$53,038	$—	$—	$25,250	$—

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

MSRs
The Company services loans for others totaling $624.9 million and $607.0 million as of September 30, 2018 and December 31, 2017, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2018 and December 31, 2017.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2018			December 31, 2017
Prepayment speed	6.6%	-	13.1%	4.2%	-	13.1%
Maturity (months)	2	-	106	6	-	92
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2018 and 2017 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$6,671	$5,925	$5,894	$6,120
New MSRs	324	161	893	522
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	65	(121)	627	(209)
Other changes in fair value(2)	(243)	(199)	(597)	(667)
Ending balance	$6,817	$5,766	$6,817	$5,766
Contractual servicing fees earned(1)	$375	$379	$1,122	$1,158

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2018 and 2017.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$28,077	$—	$—	$33,240
OREO(2)	—	—	7,075	—	—	12,340
Loans held-for-sale(3)	—	—	6,020	—	—	21,098
Assets held-for-sale(4)	—	—	4,659	—	—	2,208

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of September 30, 2018 and December 31, 2017, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2018 and December 31, 2017 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$185,239	$185,239	$192,800	$192,800
Interest-bearing deposits in other banks	2	111,360	111,360	153,770	153,770
Securities held-to-maturity	2	12,673	10,515	13,760	12,013
FHLB and FRB stock	2	87,728	87,728	69,708	69,708
Loans	3	10,953,029	10,587,311	10,345,397	10,059,992
Investment in BOLI	3	284,074	284,074	279,900	279,900
Accrued interest receivable	3	51,856	51,856	45,261	45,261
Other interest-earning assets	3	33	33	228	228
Liabilities
Deposits	2	$11,527,114	$11,505,442	$11,053,325	$11,038,819
Borrowed funds	2	1,073,546	1,073,546	714,884	714,884
Senior and subordinated debt	2	195,595	209,917	195,170	208,666
Accrued interest payable	2	6,406	6,406	4,704	4,704
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both September 30, 2018 and December 31, 2017, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations throughout metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, retail, wealth management, trust, and private banking products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2018 and 2017 and Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2017 Annual Report on Form 10-K ("2017 10-K"). The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of future results.
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

•
Regulatory Capital – Our regulatory capital is classified in one of the following tiers: (i) Common Equity Tier 1 capital ("CET1"), which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets ("DTAs"), (ii) Tier 1 capital, which consists of CET1 and qualifying trust-preferred securities and the remaining portion of disallowed deferred tax assets, and (iii) Tier 2 capital, which includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as any oral statements made by or on behalf of First Midwest, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "outlook," "predict," "project," "probable," "potential," "possible," "target," "continue," "look forward," or "assume" and words of similar import. Forward-looking statements are not historical facts or guarantees of future performance but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. First Midwest cautions you not to place undue reliance on these statements. Forward-looking statements are made only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect new information or events or conditions after the date hereof.

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2018, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, First Midwest's "Delivering Excellence" initiative, including actions, goals, and expectations, as well as costs and benefits therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including estimated synergies, cost savings and financial benefits of pending or consummated transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions. For a discussion of these risks, uncertainties, and assumptions, you should refer to the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in the Company's 2017 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.
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
SIGNIFICANT RECENT EVENTS
Delivering Excellence Initiative
During the second and third quarters of 2018, the Company initiated certain actions in connection with its previously announced Delivering Excellence initiative ("Delivering Excellence"). This initiative further demonstrates the Company's ongoing commitment to providing service excellence to its clients, as well as maximizing both the efficiency and scalability of its operating platform. Components of Delivering Excellence include improved delivery of services to clients through streamlined processes, the consolidation or closing of 19 locations, organizational realignments, and several revenue growth opportunities.
The Company expects to incur total pre-tax implementation costs associated with Delivering Excellence of $25 million, the majority of which will be recognized in 2018. The implementation of this initiative in the second and third quarters of 2018 resulted in pre-tax implementation costs of $15 million and $2 million, respectively, associated with property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Acquisition
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired approximately $550 million in total assets, $465 million in deposits, and $305 million in loans. The merger consideration totaled approximately $83 million and resulted in the Company issuing approximately 3.3 million shares of Company common stock. The Company expects that NorStates Bank will be merged with and into First Midwest Bank, with associated systems conversions completed, in early December 2018.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Results
Interest income	$149,532	$129,916	$422,965	$380,131
Interest expense	17,505	10,023	44,972	27,458
Net interest income	132,027	119,893	377,993	352,673
Provision for loan losses	11,248	10,109	38,043	23,266
Noninterest income	35,666	43,348	108,130	128,244
Noninterest expense	96,477	97,190	305,475	313,583
Income before income tax expense	59,968	55,942	142,605	144,068
Income tax expense	6,616	17,707	26,143	48,028
Net income	$53,352	$38,235	$116,462	$96,040
Weighted-average diluted common shares outstanding	102,178	101,772	102,092	101,327
Diluted earnings per common share	$0.52	$0.37	$1.13	$0.94
Diluted earnings per common share, adjusted(1)	$0.46	$0.33	$1.19	$1.01
Performance Ratios
Return on average common equity(2)	10.99%	8.10%	8.16%	7.00%
Return on average common equity, adjusted(1)(2)	9.73%	7.14%	8.53%	7.54%
Return on average tangible common equity(2)	18.60%	14.02%	14.03%	12.40%
Return on average tangible common equity, adjusted(1)(2)	16.51%	12.41%	14.64%	13.32%
Return on average assets(2)	1.42%	1.07%	1.07%	0.92%
Return on average assets, adjusted(1)(2)	1.26%	0.95%	1.12%	0.99%
Tax-equivalent net interest margin(1)(2)(3)	3.92%	3.86%	3.88%	3.88%
Efficiency ratio(1)	56.03%	59.32%	58.81%	59.86%
Efficiency ratio (prior presentation)(1)(4)	N/A	58.97%	N/A	59.52%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)	These ratios are presented on an annualized basis.

(3)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

(4)
Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

	As of			September 30, 2018 Change From
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Balance Sheet Highlights
Total assets	$14,961,499	$14,077,052	$14,267,142	$884,447	$694,357
Total loans	11,050,548	10,437,812	10,390,292	612,736	660,256
Total deposits	11,527,114	11,053,325	11,208,497	473,789	318,617
Core deposits	9,466,127	9,406,542	9,622,397	59,585	(156,270)
Loans to deposits	95.9%	94.4%	92.7%
Core deposits to total deposits	82.1%	85.1%	85.8%
Asset Quality Highlights
Non-accrual loans	$64,766	$66,924	$65,176	$(2,158)	$(410)
90 days or more past due loans, still accruing interest(1)	2,949	3,555	2,839	(606)	110
Total non-performing loans	67,715	70,479	68,015	(2,764)	(300)
Accruing troubled debt restructurings ("TDRs")	1,741	1,796	1,813	(55)	(72)
Other real estate owned ("OREO")	12,244	20,851	19,873	(8,607)	(7,629)
Total non-performing assets	$81,700	$93,126	$89,701	$(11,426)	$(8,001)
30-89 days past due loans(1)	$46,257	$39,725	$28,868	$6,532	$17,389
Non-performing assets to total loans plus OREO	0.74%	0.89%	0.86%
Allowance for Credit Losses
Allowance for credit losses	$100,925	$96,729	$95,814	$4,196	$5,111
Allowance for credit losses to total loans(2)	0.91%	0.93%	0.92%
Allowance for credit losses to total loans, excluding acquired loans(3)	1.01%	1.07%	1.09%
Allowance for credit losses to non-accrual loans(2)	155.83%	144.54%	147.01%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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
Net income for the third quarter and first nine months of 2018 was $53.4 million, or $0.52 per share, and $116.5 million, or $1.13 per share, respectively. Reported results for the third quarter and first nine months of 2018 were impacted by certain income tax benefits aligned with federal income tax reform legislation ("tax reform") and implementation costs related to the Company's Delivering Excellence initiative. In addition, reported results for the third quarter and first nine months of 2017 were impacted by the revaluation of DTAs, certain actions related to the securities portfolio, and acquisition and integration related expenses. Excluding these expenses, net income for the third quarter and first nine months of 2018 was $47.3 million, or $0.46 per share, and $121.6 million, or $1.18 per share, respectively, compared to $33.7 million, or $0.33 per share, and $103.4 million, or $1.01 per share, for the same periods in 2017. The increase in net income, adjusted, and earnings per share, adjusted, compared to the third quarter and first nine months of 2017 reflects higher net interest income, controlled noninterest expense, and a lower effective income tax rate, partially offset by higher provision for loan losses and lower noninterest income. A discussion of net interest income, noninterest income, noninterest expense, and income tax expense is presented in the following section titled "Earnings Performance."
Total loans of $11.1 billion grew by $612.7 million, or 7.8% annualized, from December 31, 2017.
Non-performing assets to total loans plus OREO was 0.74% at September 30, 2018, down from 0.89% and 0.86% at December 31, 2017 and September 30, 2017, respectively. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2018 and 2017, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 presents this same information for the nine months ended September 30, 2018 and 2017.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$162,646	$631	1.54	$237,727	$793	1.32	$(335)	$173	$(162)
Securities(1)	2,245,784	14,533	2.59	1,961,382	11,586	2.36	1,867	1,080	2,947
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	83,273	734	3.53	67,605	312	1.85	86	336	422
Loans(1)(2)	10,980,916	134,768	4.87	10,277,420	119,267	4.60	8,419	7,082	15,501
Total interest-earning assets(1)(2)	13,472,619	150,666	4.44	12,544,134	131,958	4.18	10,037	8,671	18,708
Cash and due from banks	196,382			194,149
Allowance for loan losses	(100,717)			(99,249)
Other assets	1,326,386			1,516,732
Total assets	$14,894,670			$14,155,766
Liabilities and Stockholders' Equity
Savings deposits	$2,003,928	364	0.07	$2,040,609	391	0.08	(7)	(20)	(27)
NOW accounts	2,164,018	2,151	0.39	2,039,593	809	0.16	52	1,290	1,342
Money market deposits	1,772,821	1,522	0.34	1,928,962	700	0.14	(52)	874	822
Time deposits	1,993,361	6,389	1.27	1,559,966	2,469	0.63	836	3,084	3,920
Borrowed funds	980,421	3,927	1.59	648,275	2,544	1.56	1,329	54	1,383
Senior and subordinated debt	195,526	3,152	6.40	194,961	3,110	6.33	23	19	42
Total interest-bearing liabilities	9,110,075	17,505	0.76	8,412,366	10,023	0.47	2,181	5,301	7,482
Demand deposits	3,624,520			3,574,012
Total funding sources	12,734,595		0.55	11,986,378		0.33
Other liabilities	250,745			313,741
Stockholders' equity – common	1,909,330			1,855,647
Total liabilities and stockholders' equity	$14,894,670			$14,155,766
Tax-equivalent net interest income/margin(1)		133,161	3.92		121,935	3.86	$7,856	$3,370	$11,226
Tax-equivalent adjustment		(1,134)			(2,042)
Net interest income (GAAP)		$132,027			$119,893
Impact of acquired loan accretion(1)		$4,565	0.13		$7,581	0.24
Tax-equivalent net interest income/ margin, adjusted(1)		$128,596	3.79		$114,354	3.62

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and the prior period is presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $64.8 million as of September 30, 2018 and $65.2 million as of September 30, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$141,112	$1,573	1.49	$238,696	$1,921	1.08	$(6,071)	$5,723	$(348)
Securities(1)	2,158,701	39,997	2.47	1,988,408	34,602	2.32	3,311	2,084	5,395
FHLB and FRB stock	80,088	2,036	3.39	59,681	1,121	2.50	450	465	915
Loans(1)(2)	10,757,925	382,507	4.75	10,088,658	348,625	4.62	23,593	10,289	33,882
Total interest-earning assets(1)(2)	13,137,826	426,113	4.34	12,375,443	386,269	4.17	21,283	18,561	39,844
Cash and due from banks	191,788			186,726
Allowance for loan losses	(99,812)			(93,526)
Other assets	1,335,269			1,463,036
Total assets	$14,565,071			$13,931,679
Liabilities and Stockholders' Equity
Savings deposits	$2,026,515	1,106	0.07	$2,047,568	1,185	0.08	(12)	(67)	(79)
NOW accounts	2,074,701	4,671	0.30	1,989,303	1,950	0.13	87	2,634	2,721
Money market deposits	1,781,912	3,419	0.26	1,920,919	1,967	0.14	(131)	1,583	1,452
Time deposits	1,867,673	15,441	1.11	1,538,299	6,205	0.54	1,565	7,671	9,236
Borrowed funds	917,987	10,919	1.59	644,823	6,837	1.42	3,170	912	4,082
Senior and subordinated debt	195,386	9,416	6.44	194,820	9,314	6.39	27	75	102
Total interest-bearing liabilities	8,864,174	44,972	0.68	8,335,732	27,458	0.44	4,706	12,808	17,514
Demand deposits	3,571,577			3,490,045
Total funding sources	12,435,751		0.48	11,825,777		0.31
Other liabilities	238,030			288,991
Stockholders' equity – common	1,891,290			1,816,911
Total liabilities and stockholders' equity	$14,565,071			$13,931,679
Tax-equivalent net interest income/margin(1)		381,141	3.88		358,811	3.88	$16,577	$5,753	$22,330
Tax-equivalent adjustment		(3,148)			(6,138)
Net interest income (GAAP)		$377,993			$352,673
Impact of acquired loan accretion(1)		$14,122	0.14		$27,683	0.30
Tax-equivalent net interest income/ margin, adjusted(1)		$367,019	3.74		$331,128	3.58

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and the prior period is presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)
Non-accrual loans, which totaled $64.8 million as of September 30, 2018 and $65.2 million as of September 30, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income increased by 10.1% and 7.2% compared to the third quarter and first nine months of 2017, respectively. The rise in net interest income compared to both prior periods resulted primarily from the impact of higher interest rates and growth in loans and securities, partially offset by lower acquired loan accretion and higher cost of funds.

Acquired loan accretion contributed $4.6 million and $14.1 million to net interest income for the third quarter and first nine months of 2018, respectively, lower than $7.6 million and $27.7 million for the same periods in 2017.
Tax-equivalent net interest margin for the third quarter and first nine months of 2018 was 3.92% and 3.88%, respectively, compared to 3.86% and 3.88% for the third quarter and first nine months of 2017. Compared to the same periods in 2017, the benefit of higher interest rates and growth in interest-earning assets more than offset the rise in funding costs and the 11 and 16 basis point decrease in acquired loan accretion. In addition, tax-equivalent net interest margin for the third quarter and first nine months of 2018 was negatively impacted by a 3 basis point reduction in the tax-equivalent adjustment as a result of lower federal income tax rates compared to the same periods in 2017.
Total average interest-earning assets rose by $928.5 million and $762.4 million from the third quarter and first nine months of 2017, respectively. The increase resulted primarily from loan growth and security purchases.
Compared to the third quarter and first nine months of 2017, total average funding sources increased by $748.2 million and $610.0 million, respectively. The increase compared to both prior periods resulted primarily from time deposits and FHLB advances.

Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2018 and 2017 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$12,378	$12,561	(1.5)	$36,088	$36,079	—
Wealth management fees	10,622	10,169	4.5	32,561	30,354	7.3
Card-based fees, net(1)(2):
Card-based fees	5,975	5,992	(0.3)	17,937	22,940	(21.8)
Cardholder expenses	(1,852)	—	—	(5,487)	—	—
Card-based fees, net	4,123	5,992	(31.2)	12,450	22,940	(45.7)
Capital market products income	1,936	2,592	(25.3)	6,313	6,185	2.1
Mortgage banking income	1,657	2,246	(26.2)	5,790	5,779	0.2
Merchant servicing fees, net(1)(3):
Merchant servicing fees	2,702	2,237	20.8	7,492	8,569	(12.6)
Merchant card expenses	(2,315)	—	—	(6,392)	—	—
Merchant servicing fees, net	387	2,237	(82.7)	1,100	8,569	(87.2)
Other service charges, commissions, and fees	2,399	2,508	(4.3)	7,072	7,474	(5.4)
Total fee-based revenues	33,502	38,305	(12.5)	101,374	117,380	(13.6)
Other income(4)	2,164	1,846	17.2	6,756	7,383	(8.5)
Net securities gains	—	3,197	(100.0)	—	3,481	(100.0)
Total noninterest income	$35,666	$43,348	(17.7)	$108,130	$128,244	(15.7)
Accounting reclassification(1)	—	(3,699)	(100.0)	—	(12,362)	(100.0)
Net securities gains	—	(3,197)	(100.0)	—	(3,481)	(100.0)
Durbin Amendment(5)	—	—	—	—	(6,000)	(100.0)
Total noninterest income, adjusted(6)	$35,666	$36,452	(2.2)	$108,130	$106,401	1.6

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

(3)	Merchant servicing fees, net are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(4)	Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(5)	Amount represents the impact of the Durbin Amendment, which became effective for the Company in the third quarter of 2017.

(6)	See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total noninterest income of $35.7 million and $108.1 million for the third quarter and first nine months of 2018, respectively, was down by 17.7% and 15.7%, respectively, compared to the same periods in 2017. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the third quarter and first nine months of 2018 versus a gross basis within noninterest expense for the same periods in 2017. In addition, the Durbin Amendment became effective for the Company in the third quarter of 2017. Excluding these items and net securities gains, noninterest income was down 2.2% from the third quarter of 2017 and up 1.6% from the first nine months of 2017.

The increase in wealth management fees compared to both prior periods was driven primarily by continued sales of fiduciary and investment advisory services. Net card-based fees, excluding the accounting reclassification and the Durbin Amendment, were up by 2.3% and 8.0% compared to the third quarter and first nine months of 2017, respectively, due to higher transaction volumes.
Mortgage banking income for the third quarter and first nine months of 2018 resulted from sales of $61.3 million and $189.4 million, respectively, of 1-4 family mortgage loans in the secondary market, compared to $72.1 million and $186.2 million in the same periods of 2017. Compared to both prior periods, mortgage banking income was positively impacted by fair value adjustments on mortgage servicing rights, which fluctuate from quarter to quarter.
Capital market products income for the third quarter of 2018, which fluctuates from quarter to quarter based on the size and frequency of sales to corporate clients, decreased compared to the same period in the prior year.
The decrease in merchant servicing fees from the first nine months of 2017 reflected lower customer volumes, substantially offset by the decrease in merchant card expense. Other income for the first nine months of 2017 was elevated due to net gains from the disposition of branch properties and other miscellaneous items.
Net securities gains of $3.2 million were recognized during the third quarter of 2017 as a result of the opportunistic repositioning of the securities portfolio.

Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2018 and 2017 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Salaries and employee benefits:
Salaries and wages	$44,067	$45,219	(2.5)	$136,153	$134,303	1.4
Retirement and other employee benefits	10,093	10,419	(3.1)	32,726	31,682	3.3
Total salaries and employee benefits	54,160	55,638	(2.7)	168,879	165,985	1.7
Net occupancy and equipment expense	13,183	12,115	8.8	40,607	36,925	10.0
Professional services	7,944	8,498	(6.5)	23,822	26,073	(8.6)
Technology and related costs	4,763	4,505	5.7	14,371	13,423	7.1
Advertising and promotions	3,526	1,852	90.4	7,237	4,611	57.0
Net OREO expense	(413)	657	(162.9)	399	3,988	(90.0)
Other expenses	11,015	9,842	11.9	32,846	30,093	9.1
Delivering Excellence implementation costs	2,239	—	—	17,254	—	—
Acquisition and integration related expenses	60	384	(84.4)	60	20,123	(99.7)
Cardholder expenses(1)	—	1,962	(100.0)	—	5,408	(100.0)
Merchant card expenses(1)	—	1,737	(100.0)	—	6,954	(100.0)
Total noninterest expense(1)	$96,477	$97,190	(0.7)	$305,475	$313,583	(2.6)
Delivering Excellence implementation costs	(2,239)	—	—	(17,254)	—	—
Acquisition and integration related expenses	(60)	(384)	(84.4)	(60)	(20,123)	(99.7)
Accounting reclassification(1)	—	(3,699)	(100.0)	—	(12,362)	(100.0)
Total noninterest expense, adjusted(2)	$94,178	$93,107	1.2	$288,161	$281,098	2.5

(1)
As a result of the accounting reclassification, certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for prior year periods are presented on a net basis in noninterest income for current year periods. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

(2)	See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total noninterest expense was consistent with the third quarter of 2017 and decreased by 2.6% compared to the first nine months of 2017. During the third quarter and first nine months of 2018, noninterest expense was impacted by costs related to the implementation of the Delivering Excellence initiative, which include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services. In the first quarter of 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for the third quarter and first nine months of 2018 versus a gross basis within noninterest expense for the prior periods. Expenses for all periods presented were impacted by acquisition and integration related expenses associated with pending and completed transactions. Excluding these items, noninterest expense for the third quarter and first nine months of 2018 was up by 1.2% and 2.5% from the same periods in 2017.
Compared to the third quarter of 2017, the decrease in salaries and employee benefits was driven primarily by the ongoing benefits of the Delivering Excellence initiative. The rise in salaries and employee benefits compared to the first nine months of 2017 was driven primarily by merit increases, the distribution of higher pension plan lump-sum payments to retired employees, and organizational growth, partially offset by the ongoing benefits of the Delivering Excellence initiative.
Net occupancy and equipment expense increased compared to both prior periods as a result of the Company's corporate headquarters relocation during the second quarter of 2018. In addition, net occupancy and equipment expenses increased compared to the first nine months of 2017 as a result of higher costs related to winter weather conditions. Professional services expenses decreased compared to the third quarter and first nine months of 2017 as the prior year was impacted by certain costs associated with organizational growth and higher loan remediation expenses. Compared to both prior periods, the rise in advertising and promotions expense resulted from the launch of a new marketing campaign and a contribution to the First Midwest Charitable Foundation. The decrease in net OREO expense compared to both prior periods resulted primarily from higher levels of gains on sales of properties and a reduction in operating expenses. In addition, net OREO expense for the first nine months of 2018 was impacted by lower valuation adjustments compared to the same period in 2017. Other expenses increased compared to both prior periods as a result of property valuation adjustments related to the Company's corporate headquarters relocation and higher other miscellaneous expenses associated with organizational growth.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2018 and 2017 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income tax expense	$59,968	$55,942	$142,605	$144,068
Income tax expense:
Federal income tax expense	$2,634	$16,355	$17,403	$41,408
State income tax expense	3,982	1,352	8,740	6,620
Total income tax expense	$6,616	$17,707	$26,143	$48,028
Effective income tax rate	11.0%	31.7%	18.3%	33.3%
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
The decrease in the effective tax rate and total income tax expense for the quarter and nine months ended September 30, 2018 compared to the same periods in 2017 was impacted by $7.8 million of certain income tax benefits aligned with tax reform.The Company's effective tax rate for the quarter and nine months ended September 30, 2017 was impacted by a $2.8 million income tax benefit due to changes in Illinois tax rates. Excluding these items, the Company's effective tax rate for the quarter and nine months ended September 30, 2018 was 24.0% and 23.8%, respectively, compared to 36.7% and 35.3% for the same periods in 2107. In addition, the federal income tax rate decreased from 35% to 21%, which became effective in the first quarter of 2018 as a result of tax reform.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2018				As of December 31, 2017
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$49,434	$(325)	$49,109	2.3	$46,529	$(184)	$46,345	2.5
U.S. agency securities	143,765	(2,511)	141,254	6.5	157,636	(789)	156,847	8.3
Collateralized mortgage obligations ("CMOs")	1,304,611	(46,684)	1,257,927	57.7	1,113,019	(17,833)	1,095,186	58.1
Other mortgage-backed securities ("MBSs")	462,046	(16,381)	445,665	20.4	373,676	(4,133)	369,543	19.6
Municipal securities	228,048	(5,013)	223,035	10.2	209,558	(567)	208,991	11.1
Corporate debt securities	62,888	(468)	62,420	2.9	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	(111)	7,297	0.4
Total securities available-for-sale	$2,250,792	$(71,382)	$2,179,410	100.0	$1,907,826	$(23,617)	$1,884,209	100.0
Securities Held-to-Maturity
Municipal securities	$12,673	$(2,158)	$10,515		$13,760	$(1,747)	$12,013
Equity Securities(1)			$29,046				$—
Trading Securities(1)			$—				$20,447

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

Portfolio Composition
As of September 30, 2018, our securities available-for-sale portfolio totaled $2.2 billion, increasing by $295.2 million, or 15.7%, from December 31, 2017. The increase from December 31, 2017 was driven primarily by purchases of CMOs, MBSs, and corporate debt securities in light of current market conditions.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

Table 8
Securities Effective Duration Analysis

	As of September 30, 2018			As of December 31, 2017
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.96%	0.99	1.91%	1.01%	1.03	1.30%
U.S. agency securities	1.86%	3.42	2.20%	1.80%	3.22	1.74%
CMOs	4.04%	4.89	2.65%	3.36%	4.51	2.35%
MBSs	4.52%	5.84	2.69%	3.77%	5.29	2.30%
Municipal securities	4.89%	5.22	2.64%	4.47%	4.87	3.04%
Corporate debt securities	0.07%	7.14	3.34%	N/A	N/A	N/A
Total securities available-for-sale	3.91%	5.00	2.63%	3.38%	4.51	2.34%
Securities Held-to-Maturity
Municipal securities	5.02%	6.95	3.61%	5.33%	7.15	4.55%
N/A – Not applicable.

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 5.00 years and 3.91%, respectively, as of September 30, 2018, up from 4.51 years and 3.38% as of December 31, 2017. The increase resulted primarily from purchases of CMOs, MBSs, and corporate debt securities, as well as higher rates.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the third quarter and first nine months of 2018. For both the third quarter and first nine months of 2017, there were $3.2 million and $3.5 million of net securities gains recognized on securities with carrying values of $193.1 million and $223.8 million, respectively. In addition, during the first quarter of 2017, $210.2 million of securities acquired in the Standard Bancshares, Inc. transaction were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as current market interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market rates drove the rise in net unrealized losses to $71.4 million as of September 30, 2018 from $23.6 million as of December 31, 2017.
Net unrealized losses in the CMO and MBS portfolio totaled $46.7 million and $16.4 million, respectively, as of September 30, 2018, compared to $17.8 million and $4.1 million for the same portfolios as of December 31, 2017. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of September 30, 2018 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs or MBSs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 80.4% of total loans as of September 30, 2018. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2018	% of Total Loans	As of December 31, 2017	% of Total Loans	% Change
Commercial and industrial	$3,994,142	36.1	$3,529,914	33.8	13.2
Agricultural	432,220	3.9	430,886	4.1	0.3
Commercial real estate:
Office, retail, and industrial	1,782,757	16.1	1,979,820	19.0	(10.0)
Multi-family	698,611	6.3	675,463	6.5	3.4
Construction	632,779	5.8	539,820	5.2	17.2
Other commercial real estate	1,348,831	12.2	1,358,515	13.0	(0.7)
Total commercial real estate	4,462,978	40.4	4,553,618	43.7	(2.0)
Total corporate loans	8,889,340	80.4	8,514,418	81.6	4.4
Home equity	853,887	7.8	827,055	7.9	3.2
1-4 family mortgages	888,797	8.0	774,357	7.4	14.8
Installment	418,524	3.8	321,982	3.1	30.0
Total consumer loans	2,161,208	19.6	1,923,394	18.4	12.4
Total loans	$11,050,548	100.0	$10,437,812	100.0	5.9
Total loans of $11.1 billion increased by 7.8%, annualized, from December 31, 2017. Growth in commercial and industrial loans, primarily within our sector-based lending and middle market business units, multi-family, and construction loans drove the rise in total corporate loans. The rise in construction loans was due largely to line draws on existing credits. The overall decline in office, retail, and industrial and other commercial real estate loans resulted primarily from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties, as well as expected payoffs. Growth in consumer loans compared to December 31, 2017 benefited from the impact of purchases of shorter-duration home equity loans, 1-4 family mortgages, and installment loans, as well as organic production.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 40.0% of total loans, and totaled $4.4 billion at September 30, 2018, an increase of $465.6 million, or 11.8%, from December 31, 2017. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Our commercial and industrial portfolio does not have significant direct exposure to the oil and gas industry. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.

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
The following table presents commercial real estate loan detail as of September 30, 2018 and December 31, 2017.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2018	% of Total	As of December 31, 2017	% of Total
Office, retail, and industrial:
Office	$725,851	16.3	$844,413	18.5
Retail	457,113	10.2	471,781	10.4
Industrial	599,793	13.4	663,626	14.6
Total office, retail, and industrial	1,782,757	39.9	1,979,820	43.5
Multi-family	698,611	15.7	675,463	14.8
Construction	632,779	14.2	539,820	11.8
Other commercial real estate:
Multi-use properties	321,606	7.2	330,926	7.3
Rental properties	224,572	5.0	197,579	4.3
Warehouses and storage	166,968	3.8	172,505	3.8
Hotels	127,492	2.9	97,016	2.1
Restaurants	108,710	2.4	112,547	2.5
Service stations and truck stops	101,980	2.3	107,834	2.4
Recreational	72,711	1.6	87,986	1.9
Automobile dealers	41,779	0.9	39,020	0.9
Other	183,013	4.1	213,102	4.7
Total other commercial real estate	1,348,831	30.2	1,358,515	29.9
Total commercial real estate	$4,462,978	100.0	$4,553,618	100.0
Commercial real estate loans represent 40.4% of total loans, and totaled $4.5 billion at September 30, 2018, decreasing by $90.6 million, or 2.0%, from December 31, 2017.

The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 44% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of September 30, 2018. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 204% and construction loans to total capital was 34% as of September 30, 2018. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 19.6% of total loans, and totaled $2.2 billion at September 30, 2018, an increase of $237.8 million, or 12.4%, from December 31, 2017. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual(2)	Total Loans
As of September 30, 2018
Commercial and industrial	$1,214	$3,939,148	$14,703	$1,096	$37,981	$3,994,142
Agricultural	2,772	424,925	2,103	316	2,104	432,220
Commercial real estate:
Office, retail, and industrial	11,534	1,754,408	9,640	490	6,685	1,782,757
Multi-family	10,763	680,935	3,729	—	3,184	698,611
Construction	3,288	625,688	3,595	—	208	632,779
Other commercial real estate	55,589	1,282,745	5,631	288	4,578	1,348,831
Total commercial real estate	81,174	4,343,776	22,595	778	14,655	4,462,978
Total corporate loans	85,160	8,707,849	39,401	2,190	54,740	8,889,340
Home equity	1,690	844,286	2,163	9	5,739	853,887
1-4 family mortgages	16,445	867,068	956	41	4,287	888,797
Installment	961	413,117	3,737	709	—	418,524
Total consumer loans	19,096	2,124,471	6,856	759	10,026	2,161,208
Total loans	$104,256	$10,832,320	$46,257	$2,949	$64,766	$11,050,548
As of December 31, 2017
Commercial and industrial	$5,450	$3,458,049	$24,005	$1,830	$40,580	$3,529,914
Agricultural	7,203	423,007	280	177	219	430,886
Commercial real estate:
Office, retail, and industrial	14,575	1,950,564	2,776	345	11,560	1,979,820
Multi-family	14,071	657,878	3,117	20	377	675,463
Construction	8,778	530,264	198	371	209	539,820
Other commercial real estate	64,675	1,287,522	2,380	317	3,621	1,358,515
Total commercial real estate	102,099	4,426,228	8,471	1,053	15,767	4,553,618
Total corporate loans	114,752	8,307,284	32,756	3,060	56,566	8,514,418
Home equity	2,745	815,014	3,252	98	5,946	827,055
1-4 family mortgages	18,080	750,555	1,310	—	4,412	774,357
Installment	1,113	318,065	2,407	397	—	321,982
Total consumer loans	21,938	1,883,634	6,969	495	10,358	1,923,394
Total loans	$136,690	$10,190,918	$39,725	$3,555	$66,924	$10,437,812

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $688,000 and $763,000 as of September 30, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Non-accrual loans	$64,766	$53,475	$75,015	$66,924	$65,176
90 days or more past due loans, still accruing interest(1)	2,949	7,954	4,633	3,555	2,839
Total non-performing loans	67,715	61,429	79,648	70,479	68,015
Accruing TDRs	1,741	1,760	1,778	1,796	1,813
OREO	12,244	12,892	17,472	20,851	19,873
Total non-performing assets	$81,700	$76,081	$98,898	$93,126	$89,701
30-89 days past due loans(1)	$46,257	$39,171	$42,573	$39,725	$28,868
Non-accrual loans to total loans	0.59%	0.49%	0.70%	0.64%	0.63%
Non-performing loans to total loans	0.61%	0.56%	0.75%	0.68%	0.65%
Non-performing assets to total loans plus OREO	0.74%	0.70%	0.92%	0.89%	0.86%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 0.74% of total loans and OREO at September 30, 2018, down from 0.89% and 0.86% at December 31, 2017 and September 30, 2017, respectively. This decrease was due primarily to sales of OREO properties compared to December 31 and September 30, 2017.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2018		December 31, 2017		September 30, 2017
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$5,853	11	$19,223	14	$23,049
Commercial real estate:
Office, retail, and industrial	—	—	4	4,236	4	4,512
Multi-family	2	563	3	723	3	730
Other commercial real estate	1	184	1	192	1	194
Total commercial real estate	3	747	8	5,151	8	5,436
Total corporate loans	8	6,600	19	24,374	22	28,485
Home equity	11	435	15	824	15	843
1-4 family mortgages	11	1,071	11	1,131	11	1,147
Total consumer loans	22	1,506	26	1,955	26	1,990
Total TDRs	30	$8,106	45	$26,329	48	$30,475
Accruing TDRs	13	$1,741	14	$1,796	14	$1,813
Non-accrual TDRs	17	6,365	31	24,533	34	28,662
Total TDRs	30	$8,106	45	$26,329	48	$30,475
Year-to-date charge-offs on TDRs		$3,925		$6,345		$2,246
Specific reserves related to TDRs		—		1,977		1,264
As of September 30, 2018, TDRs totaled $8.1 million, decreasing by $18.2 million from December 31, 2017. The decrease from December 31, 2017 was driven primarily by paydowns and the final resolution of one non-accrual corporate relationship during the first nine months of 2018.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of September 30, 2018			As of December 31, 2017
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$134,184	$24,121	$158,305	$70,863	$30,074	$100,937
Agricultural	7,591	10,966	18,557	10,989	5,732	16,721
Commercial real estate	102,433	60,987	163,420	72,749	69,228	141,977
Total corporate performing potential problem loans(4)	$244,208	$96,074	$340,282	$154,601	$105,034	$259,635
Corporate performing potential problem loans to corporate loans	2.75%	1.08%	3.83%	1.82%	1.23%	3.05%
Corporate PCI performing potential problem loans included in the totals above	$13,709	$19,731	$33,440	$17,685	$26,635	$44,320

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $639,000 as of September 30, 2018 and $657,000 as of December 31, 2017.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans was 3.83% at September 30, 2018, increasing from 3.05% at December 31, 2017. The increase resulted primarily from higher levels of commercial and industrial and commercial real estate loans classified as special mention. Management has specific monitoring and remediation plans associated with these loans.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans.
Table 15
OREO by Type
(Dollar amounts in thousands)

	As of
	September 30, 2018	December 31, 2017	September 30, 2017
Single-family homes	$571	$837	$1,000
Land parcels:
Raw land	148	850	849
Commercial lots	3,279	8,698	7,504
Single-family lots	1,962	2,150	2,150
Total land parcels	5,389	11,698	10,503
Multi-family units	—	48	48
Commercial properties	6,284	8,268	8,322
Total OREO	$12,244	$20,851	$19,873

OREO Activity
A rollforward of OREO balances for the quarters and nine months ended September 30, 2018 and 2017 is presented in the following table.
Table 16
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$12,892	$26,493	$20,851	$26,083
Transfers from loans	2,854	1,788	4,026	3,770
Acquisitions	—	—	—	8,424
Proceeds from sales	(4,313)	(8,984)	(12,951)	(17,460)
Gains on sales of OREO	1,075	735	1,090	794
OREO valuation adjustments	(264)	(159)	(772)	(1,738)
Ending balance	$12,244	$19,873	$12,244	$19,873
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2018.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of September 30, 2018 and December 31, 2017.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Nine months ended September 30, 2018
Beginning balance	$94,123	$2,606	$96,729
Net charge-offs	(32,314)	(1,533)	(33,847)
Provision for loan losses and other expense	37,327	716	38,043
Ending balance	$99,136	$1,789	$100,925
As of September 30, 2018
Total loans	$9,854,811	$1,195,737	$11,050,548
Remaining acquisition adjustment(2)	N/A	62,288	62,288
Allowance for credit losses to total loans(3)	1.01%	0.15%	0.91%
Remaining acquisition adjustment to acquired loans	N/A	5.21%	N/A
As of December 31, 2017
Total loans	$8,822,560	$1,615,252	$10,437,812
Remaining acquisition adjustment(2)	N/A	74,677	74,677
Allowance for credit losses to total loans(3)	1.07%	0.16%	0.93%
Remaining acquisition adjustment to acquired loans	N/A	4.62%	N/A
N/A – Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $36.5 million and $25.8 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of September 30, 2018, and $43.5 million and $31.2 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2017.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.01% as of September 30, 2018. The acquisition adjustment decreased by $12.4 million during the first nine months of 2018, driven primarily by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 5.21%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $426.4 million and $366.0 million as of September 30, 2018 and December 31, 2017, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $1.8 million on acquired loans as of September 30, 2018.

Table 18
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Change in allowance for credit losses
Beginning balance	$97,691	$95,854	$96,729	$95,814	$93,371
Loan charge-offs:
Commercial, industrial, and agricultural	6,277	8,662	14,670	6,919	8,935
Office, retail, and industrial	759	305	461	49	14
Multi-family	1	4	—	—	—
Construction	1	—	—	—	(6)
Other commercial real estate	177	1	69	34	6
Consumer	2,049	2,337	1,885	2,118	1,617
Total loan charge-offs	9,264	11,309	17,085	9,120	10,566
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	416	753	538	1,386	698
Office, retail, and industrial	163	26	97	127	1,825
Multi-family	—	—	—	3	2
Construction	5	8	13	12	19
Other commercial real estate	154	359	39	39	25
Consumer	512	386	342	444	331
Total recoveries of loan charge-offs	1,250	1,532	1,029	2,011	2,900
Net loan charge-offs	8,014	9,777	16,056	7,109	7,666
Provision for loan losses	11,248	11,614	15,181	8,024	10,109
Ending balance	$100,925	$97,691	$95,854	$96,729	$95,814
Allowance for credit losses
Allowance for loan losses	$99,925	$96,691	$94,854	$95,729	$94,814
Reserve for unfunded commitments	1,000	1,000	1,000	1,000	1,000
Total allowance for credit losses	$100,925	$97,691	$95,854	$96,729	$95,814
Allowance for credit losses to loans(1)	0.91%	0.90%	0.90%	0.93%	0.92%
Allowance for credit losses to loans, excluding acquired loans(2)	1.01%	1.00%	1.01%	1.07%	1.09%
Allowance for credit losses to non-accrual loans	155.83%	182.69%	127.78%	144.54%	147.01%
Allowance for credit losses to non-performing loans	149.04%	159.03%	120.35%	137.25%	140.87%
Average loans	$10,978,336	$10,785,341	$10,496,089	$10,380,689	$10,273,630
Net loan charge-offs to average loans, annualized	0.29%	0.36%	0.62%	0.27%	0.30%

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
Activity in the Allowance for Credit Losses
The allowance for credit losses was $100.9 million as of September 30, 2018 and represents 0.91% of total loans compared to 0.93% at December 31, 2017.
The provision for loan losses was $11.2 million for the quarter ended September 30, 2018, up from $8.0 million and $10.1 million for the quarters ended December 31, 2017 and September 30, 2017, respectively. The increase compared to the quarter ended December 31, 2017 resulted primarily from higher levels of net charge-offs and loan growth.

Net loan charge-offs to average loans, annualized, were 0.29%, or $8.0 million, for the third quarter of 2018, and consistent with the fourth and third quarters of 2017.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2018 % Change From
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Demand deposits	$3,624,520	$3,611,811	$3,574,012	0.4	1.4
Savings deposits	2,003,928	2,017,489	2,040,609	(0.7)	(1.8)
NOW accounts	2,164,018	1,992,150	2,039,593	8.6	6.1
Money market accounts	1,772,821	1,938,195	1,928,962	(8.5)	(8.1)
Core deposits	9,565,287	9,559,645	9,583,176	0.1	(0.2)
Time deposits	1,971,629	1,613,681	1,551,767	22.2	27.1
Brokered deposits	21,732	6,077	8,199	257.6	165.1
Total time deposits	1,993,361	1,619,758	1,559,966	23.1	27.8
Total deposits	11,558,648	11,179,403	11,143,142	3.4	3.7
Securities sold under agreements to repurchase	103,921	119,797	113,982	(13.3)	(8.8)
Federal funds purchased	3,641	—	—	N/M	N/M
FHLB advances	872,859	434,837	534,293	100.7	63.4
Total borrowed funds	980,421	554,634	648,275	76.8	51.2
Senior and subordinated debt	195,526	195,102	194,961	0.2	0.3
Total funding sources	$12,734,595	$11,929,139	$11,986,378	6.8	6.2
Average interest rate paid on borrowed funds	1.59%	1.62%	1.56%
Weighted-average maturity of FHLB advances	1.0 months	1.0 months	1.0 months
Weighted-average interest rate of FHLB advances	2.23%	1.26%	1.22%
N/M – Not meaningful.
Total average funding sources for the third quarter of 2018 increased by $805.5 million, or 6.8%, compared to the fourth quarter of 2017 and $748.2 million, or 6.2%, compared to the third quarter of 2017. The rise compared to both prior periods resulted from an increase in FHLB advances as related interest rate swaps became effective and a rise in time deposits due to the continued success of promotions which started in 2017.

Table 20
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2018		September 30, 2017
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$98,546	0.08	$110,536	0.07
FHLB advances	975,000	2.23	590,000	1.22
Total borrowed funds	$1,073,546	2.03	$700,536	1.04
Average for the year-to-date period:
Securities sold under agreements to repurchase	$112,775	0.07	$121,003	0.06
Federal funds purchased	5,220	1.74	—	—
FHLB advances	799,992	1.80	523,820	1.73
Total borrowed funds	$917,987	1.59	$644,823	1.42
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$128,553		$140,764
Federal funds purchased	140,000		—
FHLB advances	1,105,000		940,000
Average borrowed funds totaled $918.0 million for the first nine months of 2018, increasing by $273.2 million compared to the same period in 2017. This increase was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $710.0 million and $415.0 million in FHLB advances as of September 30, 2018 and 2017, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.91% and 2.17% as of September 30, 2018 and 2017, respectively. For a detailed discussion of interest rate swaps, see Note 10 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2018, the Company entered into a second amendment to this credit facility, which extends the maturity to September 26, 2019. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of September 30, 2018, no amount was outstanding under the facility.
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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of September 30, 2018 and December 31, 2017.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2018
	As of		Regulatory Minimum For Well- Capitalized
	September 30, 2018	December 31, 2017		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.05%	10.95%	10.00%	11%	$131,070
Tier 1 capital to risk-weighted assets	10.24%	10.13%	8.00%	28%	$279,439
CET1 to risk-weighted assets	10.24%	10.13%	6.50%	58%	$466,409
Tier 1 capital to average assets	9.01%	9.10%	5.00%	80%	$568,351
Company regulatory capital ratios
Total capital to risk-weighted assets	12.32%	12.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.34%	10.10%	N/A	N/A	N/A
CET1 to risk-weighted assets	9.93%	9.68%	N/A	N/A	N/A
Tier 1 capital to average assets	9.10%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.21%	8.33%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.74%	8.58%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.33%	9.31%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

The Company's regulatory capital ratios increased compared to December 31, 2017 as a result of strong earnings, partially offset by the impact of loan growth on risk-weighted assets and the phase-in of certain regulatory capital calculation provisions.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Dividends
The Board of Directors approved a quarterly cash dividend of $0.11 per common share during the third quarter of 2018, which is consistent with the second quarter of 2018 and follows a dividend increase from $0.10 to $0.11 per common share during the first quarter of 2018. This dividend represents the 143rd consecutive cash dividend paid by the Company since its inception in 1983.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest income, adjusted, noninterest expense, adjusted, effective income tax rate, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average common equity, adjusted, return on average tangible common equity, return on average tangible common equity, adjusted, and allowance for credit losses to loans, excluding acquired loans.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include certain tax benefits aligned with tax reform (third quarter and first nine months of 2018), Delivering Excellence implementation costs (third quarter and first nine months of 2018), acquisition and integration related expenses associated with completed and pending acquisitions (third quarter and first nine months of 2018 and 2017), revaluations of DTAs (third quarter and first nine months of 2017) and certain actions resulting in securities gains (third quarter and first nine months of 2017). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest income, adjusted, which excludes the accounting reclassification, net securities gains, and the Durbin Amendment, and noninterest expense, adjusted, which excludes Delivering Excellence implementation costs, acquisition and integration related expenses, and the accounting reclassification. In addition, the Company presents the effective income tax rate, adjusted, which excludes certain income tax benefits aligned with tax reform and the revaluations of DTAs. Management believes that excluding these items from noninterest income, noninterest expense, and the effective income tax rate may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time of 35%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it may enhance comparability for peer comparison purposes. In addition, management believes that presenting the tax-equivalent net interest margin, adjusted, may enhance comparability for peer comparison purposes and may be useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate based on the size of each acquisition, as well as from period to period.
In management's view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity.
The Company presents the allowance for credit losses to total loans, excluding acquired loans. Management believes excluding acquired loans may be useful as it may facilitate better comparability between periods as these loans are recorded at fair value, which incorporates credit risk, at the date of acquisition. No allowance for credit losses is recorded on the acquisition date. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes. See Table 17 in the section of this Item 2 titled "Loan Portfolio and Credit Quality" for details on the calculation of this measure.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EPS
Net income	$53,352	$38,235	$116,462	$96,040
Net income applicable to non-vested restricted shares	(441)	(340)	(992)	(910)
Net income applicable to common shares	52,911	37,895	115,470	95,130
Adjustments to net income:
Income tax benefits(1)	(7,798)	—	(7,798)	—
Delivering Excellence implementation costs	2,239	—	17,254	—
Tax effect of Delivering Excellence implementation costs	(560)	—	(4,314)	—
Acquisition and integration related expenses	60	384	60	20,123
Tax effect of acquisition and integration related expenses	(15)	(157)	(15)	(8,053)
DTA revaluation	—	(2,846)	—	(2,846)
Gains from securities portfolio repositioning	—	(3,197)	—	(3,197)
Tax effect of gains from securities portfolio repositioning	—	1,311	—	1,311
Total adjustments to net income, net of tax	(6,074)	(4,505)	5,187	7,338
Net income applicable to common shares, adjusted	$46,837	$33,390	$120,657	$102,468
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,178	101,752	102,087	101,307
Dilutive effect of common stock equivalents	—	20	5	20
Weighted-average diluted common shares outstanding	102,178	101,772	102,092	101,327
Basic EPS	$0.52	$0.37	$1.13	$0.94
Diluted EPS	$0.52	$0.37	$1.13	$0.94
Diluted EPS, adjusted	$0.46	$0.33	$1.18	$1.01
Effective Tax Rate
Income before income tax expense	$59,968	$55,942	$142,605	$144,068
Income tax expense	$6,616	$17,707	$26,143	$48,028
Income tax benefits(1)	7,798	—	7,798	—
DTA revaluation	—	2,846	—	2,846
Income tax expense, adjusted	$14,414	$20,553	$33,941	$50,874
Effective income tax rate	11.03%	31.65%	18.33%	33.34%
Effective income tax rate, adjusted	24.04%	36.74%	23.80%	35.31%
Return on Average Assets
Net income	$53,352	$38,235	$116,462	$96,040
Total adjustments to net income, net of tax	(6,074)	(4,505)	5,187	7,338
Net income, adjusted(2)	$47,278	$33,730	$121,649	$103,378
Average assets	$14,894,670	$14,155,766	$14,565,071	$13,931,679
Return on average assets(3)(4)	1.42%	1.07%	1.07%	0.92%
Return on average assets, adjusted(2)(3)(4)	1.26%	0.95%	1.12%	0.99%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$52,911	$37,895	$115,470	$95,130
Intangibles amortization	1,772	1,931	5,368	6,059
Tax effect of intangibles amortization	(443)	(792)	(1,400)	(2,424)
Net income applicable to common shares, excluding intangibles amortization	54,240	39,034	119,438	98,765
Total adjustments to net income, net of tax	(6,074)	(4,505)	5,187	7,338
Net income applicable to common shares, excluding intangibles amortization, adjusted(2)	$48,166	$34,529	$124,625	$106,103
Average stockholders' common equity	$1,909,330	$1,855,647	1,891,290	$1,816,911
Less: average intangible assets	(752,109)	(751,366)	(753,282)	(751,828)
Average tangible common equity	$1,157,221	$1,104,281	$1,138,008	$1,065,083
Return on average common equity(3)(4)	10.99%	8.10%	8.16%	7.00%
Return on average common equity, adjusted(2)(3)(4)	9.73%	7.14%	8.53%	7.54%
Return on average tangible common equity(3)(4)	18.60%	14.02%	14.03%	12.40%
Return on average tangible common equity, adjusted(2)(3)(4)	16.51%	12.41%	14.64%	13.32%

	As of
	September 30, 2018	December 31, 2017
Tangible Common Equity
Stockholders' equity	$1,917,675	$1,864,874
Less: goodwill and other intangible assets	(751,248)	(754,757)
Tangible common equity	1,166,427	1,110,117
Less: AOCI	75,133	33,036
Tangible common equity, excluding AOCI	$1,241,560	$1,143,153
Total assets	$14,961,499	$14,077,052
Less: goodwill and other intangible assets	(751,248)	(754,757)
Tangible assets	$14,210,251	$13,322,295
Risk-weighted assets	$12,500,342	$11,920,372
Tangible common equity to tangible assets	8.21%	8.33%
Tangible common equity, excluding AOCI, to tangible assets	8.74%	8.58%
Tangible common equity to risk-weighted assets	9.33%	9.31%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Efficiency Ratio Calculation
Noninterest expense	$96,477	$97,190	$305,475	$313,583
Less:
Net OREO expense	413	(657)	(399)	(3,988)
Delivering Excellence implementation costs	(2,239)	—	(17,254)	—
Acquisition and integration related expenses	(60)	(384)	(60)	(20,123)
Total	$94,591	$96,149	$287,762	$289,472
Tax-equivalent net interest income(3)	$133,161	$121,935	$381,141	$358,811
Noninterest income	35,666	43,348	108,130	128,244
Less: net securities gains	—	(3,197)	—	(3,481)
Total	$168,827	$162,086	$489,271	$483,574
Efficiency ratio	56.03%	59.32%	58.81%	59.86%
Efficiency ratio (prior presentation)(5)	N/A	58.97%	N/A	59.52%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Efficiency Ratio Calculation
Noninterest expense	$415,909	$339,500	$307,216	$283,826	$256,737
Less:
Net OREO expense	(4,683)	(3,024)	(5,281)	(7,075)	(8,547)
Special bonus	(1,915)	—	—	—	—
Charitable contribution	(1,600)	—	—	—	—
Acquisition and integration related expenses	(20,123)	(14,352)	(1,389)	(13,872)	—
Lease cancellation fee	—	(950)	—	—	—
Property valuation adjustments	—	—	(8,581)	—	—
Total	$387,588	$321,174	$291,965	$262,879	$248,190
Tax-equivalent net interest income(3)	$479,965	$358,334	$322,277	$288,589	$272,429
Noninterest income	163,149	159,312	136,581	126,618	140,883
Less:
Net securities gains (losses)	1,876	(1,420)	(2,373)	(8,097)	(34,164)
Net gain on sale-leaseback transaction	—	(5,509)	—	—	—
Gains on sales of properties	—	—	—	(3,954)
Loss on early extinguishment of debt	—	—	—	2,059	—
Gain on termination of FHLB forward commitments	—	—	—	—	(7,829)
Total	$644,990	$510,717	$456,485	$405,215	$371,319
Efficiency ratio	60.09%	62.89%	63.96%	64.87%	66.84%
Efficiency ratio (prior presentation)(5)	59.73%	62.59%	63.57%	64.57%	64.19%

Footnotes for non-GAAP reconciliations

(1)	Includes certain income tax benefits aligned with tax reform.

(2)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

(3)
Presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time of 35%.

(4)	Annualized based on the actual number of days for each period presented.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 basis points. Due to the low interest rate environment as of September 30, 2018 and December 31, 2017, management determined that an immediate decrease in interest rates greater than 100 basis points was not meaningful for this analysis.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of September 30, 2018, compared to 49% and 51%, respectively, as of December 31, 2017. See Note 10 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of September 30, 2018, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 95% of the total compared to 5% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 93% of fixed rate securities and 7% of floating rate interest-bearing deposits in other banks as of December 31, 2017. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Bank limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of September 30, 2018 or December 31, 2017. On the liability side of the balance sheet, 82% and 85% of deposits as of September 30, 2018 and December 31, 2017, respectively, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2018
Dollar change	$92,719	$63,930	$33,820	$(49,210)
Percent change	16.7%	11.5%	6.1%	(8.9)%
As of December 31, 2017
Dollar change	$70,999	$44,733	$33,099	$(44,579)
Percent change	14.8%	9.3%	6.9%	(9.3)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of September 30, 2018 would increase net interest income by $63.9 million, or 11.5%, over the next twelve months compared to no change in interest rates. This same measure was $44.7 million, or 9.3%, as of December 31, 2017.
Overall, positive interest rate risk volatility as of September 30, 2018 increased modestly compared to December 31, 2017. This increase was driven primarily by higher interest rates and a moderate change in cost of funds in addition to growth in floating rate loans funded with time deposits and fixed rate FHLB advances.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
The Company provided a discussion of certain risks and uncertainties faced by the Company in the section entitled "Risk Factors" in its 2017 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, our 2017 10‑K, and our other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock purchases during the third quarter of 2018. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's common stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of September 30, 2018. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2018	205	$25.77	—	2,487,947
August 1 - August 31, 2018	—	—	—	2,487,947
September 1 - September 30, 2018	1,528	26.50	—	2,487,947
Total	1,733	$26.41	—

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

10.1
Second Amendment to Loan Agreement, dated as of September 26, 2018, between First Midwest Bancorp, Inc. and U.S. Bank National Association is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2018.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 8 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

(1)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: November 6, 2018
* Duly authorized to sign on behalf of the registrant.