Form 10-K
period 2018-12-31
FIRST MIDWEST BANCORP INC
filed 2019-03-01
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-10967
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
8750 West Bryn Mawr Avenue, Suite 1300 Chicago, Illinois 60631-3655 (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (708) 831-7483
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ].
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
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2018, determined using a per share closing price on that date of $25.47, as quoted on the NASDAQ Stock Market, was $2,568,432,801.
As of February 26, 2019, there were 106,848,075 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
First Midwest Bancorp, Inc.
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in Chicago, Illinois. The Company is one of Illinois' largest independent publicly-traded bank holding companies, with assets of $15.5 billion as of December 31, 2018, and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("Common Stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI."
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a full range of commercial, retail, treasury management, and wealth management products and services to commercial and industrial, agricultural, commercial real estate, municipal, and consumer customers. The Bank operates primarily throughout the metropolitan Chicago area, northwest Indiana, central and western Illinois, and eastern Iowa through 120 banking locations.
The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations. As of December 31, 2018, the Company and its subsidiaries employed a total of 2,046 full-time equivalent employees.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2018, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, through its predecessors, has provided banking services for nearly 80 years and offers a variety of financial products and services that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2018, the Bank had total assets of $15.4 billion, total loans of $11.4 billion, and total deposits of $12.2 billion.
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
Premier Asset Management LLC
Premier Asset Management, LLC ("Premier"), an Illinois limited liability company, is a registered investment adviser under the Investment Advisors Act of 1940. Premier provides wealth management services to individual and institutional customers.

First Midwest Capital Trust I, Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, and Northern States
Statutory Trust I
First Midwest Capital Trust I, a Delaware statutory business trust, was formed in 2003. Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, and Northern States Statutory Trust I are Delaware statutory business trusts that were acquired through acquisitions. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
These trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $60.7 million in trust-preferred securities held by the four trusts as of December 31, 2018 are included in Tier 2 capital of the Company for regulatory capital purposes. For additional discussion of the regulatory capital treatment of trust-preferred securities, see the section of this Item 1 titled "Capital Requirements" below.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for the purposes of allocating resources and assessing performance.
Our Business
The Bank has been in the business of commercial and retail banking for nearly 80 years, attracting deposits, making loans, and providing treasury and wealth management services. The Bank operates in the most active and diverse markets in Illinois, including the metropolitan Chicago market and central and western Illinois. The Bank's other market areas include northwestern Indiana and eastern Iowa. These areas encompass urban, suburban, and rural markets, and contain a diversified mix of industry groups.
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
Commercial and Industrial and Agricultural Loans
The Bank provides commercial and industrial loans to middle market businesses generally located in the metropolitan Chicago area. Our broad range of financing products includes supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. The Bank provides agricultural loans to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers.
Commercial Real Estate Loans
The Bank provides a wide array of financing products to developers, investors, other real estate professionals, and owners of various businesses, which include funding for the construction, purchase, refinance, or improvement of commercial real estate properties. The mix of properties securing the loans in the Bank's commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Bank's market areas.

Consumer Loans
Consumer loan products include mortgages, home equity lines and loans, personal loans, specialty loans, and consumer secured loans. These products are primarily provided to the residents who live and work within the Bank's market areas. The Bank also provides these consumer loan products to customers outside of its primary market area that fall within the Bank's credit guidelines.
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
Growth and Acquisitions
In the normal course of business, the Company explores potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations. As a matter of policy, the Company generally does not comment on any dialogue or negotiations with potential targets or possible acquisitions until a definitive acquisition agreement is signed. The Company's ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to the capital levels, quality of management, and overall condition of the Company, in addition to their assessment of a variety of other factors, including our compliance with law. The Company has announced and successfully completed a number of acquisitions, which include the following recent transactions:
Pending Acquisitions
During 2018, the Company entered into a definitive agreement to acquire Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. The acquisition is subject to customary regulatory approvals, the approval of Bridgeview's stockholders, and the completion of various closing conditions, and is expected to close in the second quarter of 2019.
Completed Acquisitions
On January 16, 2019, the Company completed the acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser.
During 2018, the Company completed the acquisition of Northern States Financial Corporation, ("Northern States"), the holding company for NorStates Bank.
During 2017, the Company completed the acquisitions of Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company, and Premier, a registered investment adviser.
During 2016, the Company completed the acquisition of NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore.
During 2015, the Company completed the acquisition of Peoples Bancorp, Inc. ("Peoples"), the holding company for The Peoples' Bank of Arlington Heights.
During 2014, the Company completed the acquisitions of the Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association, and National Machine Tool Financial Corporation ("National Machine Tool"), now known as FMEF.
Additional detail regarding certain recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Competition
The banking and financial services industry in the markets in which the Company operates (and particularly the metropolitan Chicago area) is highly competitive. Generally, the Company competes with other local, regional, national, and internet banks and savings and loan associations, personal loan and finance companies, credit unions, mutual funds, credit funds, and investment brokers.
Competition is driven by a number of factors, including interest rates charged on loans and paid on deposits, the ability to attract new deposits, the scope and type of banking and financial services offered, the hours during which business can be conducted, the location of bank branches and ATMs, the availability, ease of use, and range of banking services provided on the internet and through mobile devices, the availability of related services, and a variety of additional services, such as investment advisory services.
In providing investment advisory services, the Company also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for wealth management customers. Competition is generally based on the variety of products and services offered to customers and the performance of funds under management. The Company's main competitors are financial service providers both within and outside of the market areas in which the Company maintains offices.
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
Federal and state laws and regulations generally applicable to financial institutions regulate the Company's and the subsidiaries' scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF"), the bank's depositors, and the stability of the U.S. financial system, rather than the stockholders or debt holders of a financial institution.
The following sections describe the significant elements of the material statutes and regulations affecting the Company and its subsidiaries, some of which are not yet effective or remain subject to ongoing revision and rulemaking.
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
In addition, the BHC Act prohibits (with certain exceptions) a bank holding company from acquiring direct or indirect control or ownership of more than 5.0% of the voting shares of any "non-banking" company unless the non-banking activities are found by the Federal Reserve to be "so closely related to banking as to be a proper incident thereto." Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.
The Gramm-Leach-Bliley Act of 1999, as amended (the "GLB Act"), allows certain bank holding companies to elect to be treated as a financial holding company (a "FHC") that may offer customers a more comprehensive array of financial products and services. At this time, the Company has not elected to be a FHC.
Transactions with Affiliates
Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in between the Company and the Bank and generally require those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include:

•	A loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, by the Bank.

•	The purchase of assets by the Bank from an affiliate, unless otherwise exempted by the Federal Reserve.

•	Certain derivative transactions involving the Bank that create a credit exposure to an affiliate.

•	The acceptance by the Bank of securities issued by an affiliate as collateral for a loan.

•	The issuance of a guarantee, acceptance, or letter of credit by the Bank on behalf of an affiliate.
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
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Banking regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. As of its last examination report issued in May 2017, the Bank received a rating of "outstanding," the highest rating available. The Bank has received an overall "outstanding" rating in each of its CRA performance evaluations since 1998. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Management will continue to evaluate any changes to the CRA's regulations and their impact to the Company's financial condition, results of operations, or liquidity.

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
Bank Secrecy Act and USA PATRIOT Act
The Bank Secrecy and USA PATRIOT Acts require financial institutions to develop programs to prevent them from being used for money laundering, terrorist, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these requirements could have serious financial, legal, and reputational consequences, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
Office of Foreign Assets Control Regulation
The U.S. imposes economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"). These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and (ii) blocking assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious financial, legal, and reputational consequences for the institution, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
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
Enhanced Prudential Standards
The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 ("EGRRCPA"), which was signed into law on May 24, 2018, directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more in total consolidated assets remain fully subject to the Dodd-Frank Act’s enhanced prudential standards requirements.
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. These rules require publicly traded bank holding companies with $10 billion or more in total consolidated assets to establish risk committees and require bank holding companies with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards. The Company has established a risk committee in accordance with this requirement. In October 2018, the Federal Reserve and the other federal bank regulators proposed rules that would tailor the application of the enhanced prudential standards to BHCs and depository institutions pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. If the proposed rules are adopted as proposed, publicly traded bank holding companies with between $10 billion and $50 billion in total consolidated assets, including the Company, would no longer be required to maintain a risk committee. The Company has determined that it would nevertheless retain its risk committee.

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
The CFPB engages in several activities, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.
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
Interchange Fees
Under the Durbin Amendment of the Dodd-Frank Act ("Durbin"), the Federal Reserve established a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as the Bank, for processing electronic payment transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. The interchange fee limitations became effective for the Company on July 1, 2017.
Capital Requirements
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. In July 2013, the federal bank regulators approved final rules (the "Basel III Capital Rules") implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.
Under the Basel III Capital Rules, bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include trust-preferred securities in Additional Tier 1 Capital. During 2018, the Company exceeded $15 billion in consolidated assets as the result of both organic growth and acquisition-related activity. As a result, the Tier 1 treatment of its outstanding trust-preferred securities ended, and those securities are instead treated as Tier 2 capital. As of December 31, 2018, the Company had $60.7 million of trust-preferred securities included in Tier 2 capital.
Since full phase-in on January 1, 2019, the Basel III Capital Rules have required the Company and the Bank to maintain the following:

•
A minimum ratio of Common equity Tier 1 ("CET1") to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).

•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).

•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased-in over a four-year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that were phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In November 2017, the Federal Reserve issued a final rule that retains certain existing transition provisions related to deductions from and adjustments to CET1. Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to exclude these items.
Management believes that as of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework. In November 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2018, the Bank was "well-capitalized" based on its ratios as defined above.
The FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market areas.
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
Volcker Rule
The so-called "Volcker Rule" issued under the Dodd-Frank Act, which became effective in July 2015, restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. In July 2018, the Federal Reserve, Office of the Comptroller of the Currency (the "OCC"), FDIC, CFTC and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
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
Dividends and Repurchases
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
In addition, financial institutions, such as the Company and the Bank, with average total consolidated assets greater than $10 billion were previously required by the Dodd-Frank Act to conduct an annual company-run stress test of capital, report results to the Federal Reserve, and publicly disclose a summary of the results. As a result of EGRRCPA, the Company and the Bank are no longer required to perform these actions.
Under the Basel III Capital Rules, any repurchase or redemption of a regulatory capital instrument is subject to prior regulatory approval. Accordingly, the Company may not repurchase its common stock or redeem its preferred stock or subordinated debt without the prior approval of the Federal Reserve.
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
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis. In March 2016, the FDIC adopted a final rule that imposed a surcharge on the assessments of depository institutions with $10 billion or more in assets, including the Bank, from the third quarter of 2016 through September 30, 2018, when the reserve ratio of the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. As a result, the surcharge no longer applies and the last quarterly surcharge was reflected in the Bank's December 2018 assessment invoice.
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
During the second quarter of 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Company and the Bank). The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation, (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss, (iii) establishing requirements for performance measures to appropriately balance risk and reward, (iv) requiring board of director oversight of incentive arrangements, and (v) mandating appropriate record-keeping. Under the proposed rules, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions' "senior executive officers" and "significant risk-takers." These additional requirements would not be applicable to the Company or the Bank, each of which currently have less than $50 billion in total consolidated assets. If the rules are adopted in the form proposed, they may restrict our flexibility with respect to the manner in which we structure compensation and adversely affect our ability to compete for talent.
Cybersecurity
The federal banking agencies have established certain expectations with respect to institutions' information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk goverance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which the Company operates.
In late 2017, the SEC announced that it plans to issue guidelines governing the manner in which public companies report cybersecurity breaches to investors. Any SEC guidelines would be in addition to notification and disclosure requirements under state and federal banking law and regulations.
Future Legislation and Regulation
In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies that may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company.

AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Restated Certificate of Incorporation.

•	Amended and Restated By-Laws.

•	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees.

•	Related Person Transaction Policies and Procedures.

•	Corporate Governance Guidelines.

•	Code of Ethics and Standards of Conduct (the "Code of Conduct"), which governs our directors, officers, and employees.

•	Code of Ethics for Senior Financial Officers.
Within the time period required by the SEC and the NASDAQ Stock Market, we will post on our website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code of Conduct). In addition, our website includes information concerning purchases and sales of our securities by our executive officers and directors. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. We post on our website any disclosure relating to non-GAAP financial measures (as defined in the SEC's Regulation G) that we use in our written and oral statements.
Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., 8750 West Bryn Mawr Avenue, Suite 1300, Chicago, Illinois 60631, attention: Corporate Secretary. The Company's Investor Relations Department can be contacted by telephone at (708) 831-7483 or by e-mail at investor.relations@firstmidwest.com.
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
Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the FCA announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
The discontinuation of LIBOR, changes in LIBOR or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption.
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
As of December 31, 2018, the Company's loan portfolio consisted of 79.9% of corporate loans, the majority of which were secured by commercial real estate, and 20.1% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
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
Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for annual and interim periods beginning after December 15, 2019, will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the existing incurred loss model in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of current expected credit losses over the life of the financial assets. Management is evaluating the guidance and the impact to the Company's financial condition, results of operations, or liquidity.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2018, the Company's subsidiaries had deposits and other liabilities of $13.4 billion.
The Company could experience an unexpected inability to obtain needed liquidity.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. A substantial majority of our liabilities are demand deposits, savings deposits, NOW accounts and money market accounts, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company seeks to ensure its funding needs are met by maintaining an adequate level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
Operational Risks
The Company’s reported financial results may be impacted by management’s selection of accounting methods and certain assumptions and estimates.
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
From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company's external financial statements. These changes are beyond the Company's control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition. For example, in June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for annual and interim periods beginning after December 15, 2019 and will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the existing incurred loss model in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of current expected credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In April 2018, the Federal Reserve, OCC and FDIC released a joint proposal to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard to address concerns with the impact on capital and capital planning. The impact of this proposal on the Company and the Bank will depend on the manner in which it is implemented by the Federal banking agencies and whether we elect to phase-in the impact of the standard over a three-year period under any final rule. Management is evaluating the guidance and the impact to the Company's allowance and capital upon adoption. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
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
The occurrence of any failures, interruptions, or security breaches of the Company's technology systems could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations, as well as its reputation or stock price. A successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time and expense for us to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, we may not necessarily know the effects of the incident or how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the costs and other negative consequences of the incident. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet and mobile banking and other technology-based products and services, by the Company and its customers. As cyber threats continue to evolve, the Company expects it will be required to spend additional resources on an ongoing basis to continue to modify and enhance its protective measures and to investigate and remediate any information security vulnerabilities.
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
During and after the so-called "Great Recession," the suburban metropolitan Chicago market, the states of Illinois, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession. While business growth across a wide range of industries and regions in the U.S. has gradually recovered, local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. In addition, there are significant concerns regarding the fiscal affairs and status of the State of Illinois. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Periods of increased volatility in financial and other markets, such as those experienced recently with regard to oil and other commodity prices and current rates, concerns over European sovereign debt risk, trade with China, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.

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

•	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the DIF.

•	The Company could face increased competition due to intensified consolidation of the financial services industry and from non-traditional financial services providers.

•	The Company may be adversely affected by the soundness of other financial institutions, which are interrelated as a result of trading, clearing, counterparty, or other relationships.
Although market and economic conditions have improved in recent years, there can be no assurance that this improvement will continue. Deterioration in market or economic conditions could have an adverse effect, which may be material, on the Company's ability to access capital and on the its business, financial condition, and results of operations.
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

Changes in the federal, state or local tax laws may negatively impact the Company’s financial performance.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. Furthermore, the full impact of the Tax Cuts and Jobs Act ("federal income tax reform") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results. Increased economic activity expected to result from the decrease in federal income tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We experienced a significant increase in our after-tax net income available to stockholders in 2018, which we expect to continue in future years, as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of federal income tax reform for the Company will be realized.
Legal/Compliance Risks
The Company and the Bank are subject to extensive government regulation and supervision and possible enforcement and other legal action.
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
The Company's business may be adversely affected in the future by the passage and implementation of legal and regulatory changes regarding banks and financial institutions.
The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. Compliance with these laws and regulations has resulted, and will continue to result, in additional operating costs that have had an effect on the Company's business, financial condition, and results of operations.
There have been significant revisions to the laws and regulations applicable to financial institutions that have been enacted or proposed in recent months. These and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain.
See "Supervision and Regulation" in Item 1, "Business" of this Form 10-K for a discussion of several significant elements of the regulatory framework applicable to us, including the Volcker Rule and recent regulatory developments.
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
The FDIC, the Federal Reserve, and the OCC issued joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. The Company is currently in compliance with these regulations. If regulators determine the Company is in violation of these restrictions or has not adequately implemented risk management practices, they could impose additional regulatory restrictions against the Company, which could have a material adverse impact on the Company's business, financial condition, and results of operations.
The Company is a defendant in a variety of litigation and other actions.
We are subject to claims and litigation pertaining to fiduciary responsibilities and certain other legal proceedings. Currently, there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, the Company's management believes that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3, "Legal Proceedings," and Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Acquisitions by financial institutions, including by the Company, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to new regulatory issues the Company may have with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate, or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
The Company's fourth quarter 2018 cash dividend was $0.12 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend, if any, may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The corporate headquarters of the Company are located at 8750 West Bryn Mawr Avenue, Suite 1300, Chicago, Illinois, and are leased from an unaffiliated third-party. The Company conducts business through 120 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as northwest Indiana, central and western Illinois, and eastern Iowa. Approximately 70%, of the Company's banking locations are leased and 30% are owned.
The Company owns 177 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information regarding premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Common Stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2018, there were 2,265 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that had not yet exchanged their stock).

	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$27.38	$27.70	$27.40	$26.55	$25.86	$24.00	$24.72	$25.83
Low	18.10	25.31	23.93	23.44	22.03	20.50	21.61	22.19
Cash dividends declared per common share	0.12	0.11	0.11	0.11	0.10	0.10	0.10	0.09
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
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, and the NASDAQ Banks(1)

	2013	2014	2015	2016	2017	2018
First Midwest Bancorp, Inc.	$100.00	$99.41	$109.23	$152.30	$147.35	$123.90
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Banks	100.00	104.89	113.29	155.71	164.24	136.99

(1)	Assumes $100 invested on December 31, 2013 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly Common Stock purchases during the fourth quarter of 2018. The Board approved a stock repurchase program on November 27, 2007. Up to 2,500,000 shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,487,947 shares as of December 31, 2018. The repurchase program has no set expiration or termination date.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2018	—	$—	—	2,487,947
November 1 – November 30, 2018	—	—	—	2,487,947
December 1 – December 31, 2018	2,668	20.19	—	2,487,947
Total	2,668	$20.19	—

(1)
Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase program. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of Common Stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted shares.

Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for each of the five years in the period ended December 31, 2018 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and results of operations is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
Results of Operations (Amounts in thousands, except per share data)
Net income	$157,870	$98,387	$92,349	$82,064	$69,306
Net income applicable to common shares	156,558	97,471	91,306	81,182	68,470
Per Common Share Data
Basic earnings per common share	$1.52	$0.96	$1.14	$1.05	$0.92
Diluted earnings per common share	1.52	0.96	1.14	1.05	0.92
Diluted earnings per common share, adjusted(1)	1.67	1.35	1.22	1.13	1.03
Common dividends declared	0.45	0.39	0.36	0.36	0.31
Book value at year end	19.32	18.16	15.46	14.70	14.17
Market price at year end	19.81	24.01	25.23	18.43	17.11
Performance Ratios
Return on average common equity	8.14%	5.32%	7.38%	7.17%	6.56%
Return on average common equity, adjusted(1)	8.91%	7.45%	7.86%	7.70%	7.36%
Return on average tangible common equity	13.87%	9.44%	10.77%	10.44%	9.32%
Return on average tangible common equity, adjusted(1)	15.13%	13.06%	11.45%	11.19%	10.42%
Return on average assets	1.07%	0.70%	0.84%	0.85%	0.80%
Return on average assets, adjusted(1)	1.17%	0.98%	0.90%	0.91%	0.89%
Tax-equivalent net interest margin(1)	3.90%	3.87%	3.60%	3.68%	3.69%
Non-performing loans to total loans	0.57%	0.68%	0.78%	0.45%	1.07%
Non-performing assets to total loans plus OREO	0.70%	0.89%	1.12%	0.88%	1.64%
Balance Sheet Highlights
Total assets	$15,505,649	$14,077,052	$11,422,555	$9,732,676	$9,445,139
Total loans	11,446,783	10,437,812	8,254,145	7,161,715	6,736,853
Deposits	12,084,112	11,053,325	8,828,603	8,097,738	7,887,758
Senior and subordinated debt	203,808	195,170	194,603	201,208	200,869
Stockholders' equity	2,054,998	1,864,874	1,257,080	1,146,268	1,100,775
Financial Ratios
Allowance for credit losses to total loans	0.90%	0.93%	1.06%	1.05%	1.11%
Net charge-offs to average loans	0.38%	0.21%	0.24%	0.29%	0.52%
Total capital to risk-weighted assets(2)	12.62%	12.15%	12.23%	11.15%	11.23%
Tier 1 capital to risk-weighted assets(2)	10.20%	10.10%	9.90%	10.28%	10.19%
CET1 to risk-weighted assets(2)	10.20%	9.68%	9.39%	9.73%	N/M
Tier 1 capital to average assets(2)	8.90%	8.99%	8.99%	9.40%	9.03%
Tangible common equity to tangible assets	8.59%	8.33%	8.05%	8.59%	8.41%
Dividend payout ratio	29.61%	40.63%	31.58%	34.17%	33.70%
Dividend payout ratio, adjusted(1)	26.95%	28.89%	29.51%	31.86%	30.10%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois with operations throughout metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services to commercial and industrial, commercial real estate, municipal, and consumer customers through 120 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2018 and Consolidated Statements of Financial Condition as of December 31, 2018 and 2017. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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

•
Regulatory Capital – Our regulatory capital is classified in one of the following tiers: (i) Common Equity Tier 1 capital ("CET1"), which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets ("DTAs"), (ii) Tier 1 capital, which consists of CET1 and the remaining portion of disallowed deferred tax assets, and (iii) Tier 2 capital, which includes qualifying subordinated debt, qualifying trust-preferred securities, and the allowance for credit losses, subject to limitations. During 2018, the Company's total assets surpassed $15 billion, requiring the Company to treat outstanding trust-preferred securities as Tier 2 capital instead of Tier 1 capital.

Some of these metrics may be presented on a basis not in accordance with U.S. generally accepted accounting principles ("non-GAAP") basis. For detail on our non-GAAP measures, see the discussion in the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
A quarterly summary of operations for the years ended December 31, 2018 and 2017 is included in the section of this Item 7 titled "Quarterly Earnings."
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2019, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, our Delivering Excellence initiative, including actions, goals, and expectations, as well as costs and benefits associated therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including our proposed acquisition of Bridgeview, estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties, and assumptions. These risks, uncertainties, and assumptions include, among other things, the following:

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

•	Changes in general economic or industry conditions, nationally or in the communities in which we conduct business.

•	Volatility of rate sensitive deposits.

•	Our ability to adapt successfully to technological changes to compete effectively in the marketplace.

•	Operational risks, including data processing system failures, vendor failures, fraud, or breaches.

•	Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies.

•	The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of laws or regulations.

•
Governmental monetary and fiscal policies and legislative and regulatory changes (including those implementing provisions of the Dodd-Frank Act) that may result in the imposition of costs and constraints through, for example, higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital or liquidity requirements, operational limitations, or compliance costs.

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

SIGNIFICANT EVENTS
Delivering Excellence Initiative
During 2018, the Company initiated certain actions in connection with its Delivering Excellence initiative. This initiative further demonstrates the Company's ongoing commitment to providing service excellence to its clients, as well as maximizing both the efficiency and scalability of its operating platform. Components of Delivering Excellence include improved delivery of services to clients through streamlined processes, the consolidation or closing of 19 locations, organizational realignments, and several revenue growth opportunities. The implementation of this initiative resulted in pre-tax implementation costs of $20.4 million for the year ended December 31, 2018, associated with property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Impact of Federal Income Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("federal income tax reform") was enacted into law. This federal income tax reform, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, in 2017 the Company revalued its DTAs, expanded investments in its colleagues and communities, and took certain actions related to its securities portfolio.
Completed Acquisitions
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak, a registered investment adviser based in Milwaukee, Wisconsin with approximately $800.0 million of assets under management at closing.
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States, the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $578.7 million of total assets, $463.2 million of deposits, and $284.9 million of loans. The merger consideration totaled $83.3 million and consisted of 3.3 million shares of Company common stock. All Northern States operating systems were converted during the fourth quarter of 2018.
Premier Asset Management LLC
On February 28, 2017, the Company completed the acquisition of Premier, a registered investment adviser based in Chicago, Illinois with approximately $550.0 million of assets under management at closing.
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard. With the acquisition, the Company acquired 35 banking offices located primarily in the southwest Chicago suburbs and adjacent markets in northwest Indiana, and added approximately $2.6 billion of total assets, $2.0 billion of deposits, and $1.8 billion of loans. The merger consideration totaled $580.7 million and consisted of $533.6 million of Company common stock and $47.1 million of cash. All operating systems were converted during the first quarter of 2017.
Pending Acquisitions
Bridgeview Bancorp, Inc.
On December 6, 2018, the Company entered into a merger agreement to acquire Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. With the acquisition, the Company would acquire 13 banking offices located across greater Chicagoland and several suburbs. As of September 30, 2018, Bridgeview had approximately $1.2 billion of assets, $1.1 billion of deposits, and $800 million of loans, excluding Bridgeview's mortgage division, which the Company is not acquiring. The merger agreement provides for a fixed exchange ratio of 0.2767 shares of Company common stock, plus $1.79 in cash, for each share of Bridgeview common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $145 million. The acquisition is subject to customary regulatory approvals, the approval of Bridgeview’s stockholders, and the completion of various closing conditions, and is anticipated to close in the second quarter of 2019.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Operating Results
Interest income	$582,492	$509,716	$378,332
Interest expense	65,870	37,712	28,641
Net interest income	516,622	472,004	349,691
Provision for loan losses	47,854	31,290	30,983
Noninterest income	144,592	163,149	159,312
Noninterest expense	416,303	415,909	339,500
Income before income tax expense	197,057	187,954	138,520
Income tax expense	39,187	89,567	46,171
Net income	$157,870	$98,387	$92,349
Weighted-average diluted common shares outstanding	102,854	101,443	79,810
Diluted earnings per common share	$1.52	$0.96	$1.14
Diluted earnings per common share, adjusted(1)	$1.67	$1.35	$1.22
Performance Ratios
Return on average common equity	8.14%	5.32%	7.38%
Return on average common equity, adjusted(1)	8.91%	7.45%	7.86%
Return on average tangible common equity	13.87%	9.44%	10.77%
Return on average tangible common equity, adjusted(1)	15.13%	13.06%	11.45%
Return on average assets	1.07%	0.70%	0.84%
Return on average assets, adjusted(1)	1.17%	0.98%	0.90%
Tax-equivalent net interest margin(1)(2)	3.90%	3.87%	3.60%
Efficiency ratio(1)	57.87%	60.09%	62.89%
Efficiency ratio, prior presentation(1)(3)	N/A	59.73%	62.59%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(2)	See the section of this Item 7 titled "Earnings Performance" below for additional discussion and calculation of this metric.

(3)
Presented as calculated prior to 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.

	As of December 31,
	2018	2017	$ Change	% Change
Balance Sheet Highlights
Total assets	$15,505,649	$14,077,052	$1,428,597	10.1
Total loans	11,446,783	10,437,812	1,008,971	9.7
Total deposits	12,084,112	11,053,325	1,030,787	9.3
Core deposits	9,543,208	9,406,546	136,662	1.5
Loans to deposits	94.7%	94.4%
Core deposits to total deposits	79.0%	85.1%
Asset Quality Highlights
Non-accrual loans	$56,935	$66,924	$(9,989)	(14.9)
90 days or more past due loans, still accruing interest(1)	8,282	3,555	4,727	133.0
Total non-performing loans	65,217	70,479	(5,262)	(7.5)
Accruing troubled debt restructurings ("TDRs")	1,866	1,796	70	3.9
OREO	12,821	20,851	(8,030)	(38.5)
Total non-performing assets	$79,904	$93,126	$(13,222)	(14.2)
30-89 days past due loans(1)	$37,524	$39,725	$(2,201)	(5.5)
Non-performing assets to loans plus OREO	0.70%	0.89%
Allowance for Credit Losses
Allowance for credit losses	$103,419	$96,729	$6,690	6.9
Allowance for credit losses to total loans(2)	0.90%	0.93%
Allowance for credit losses to total loans, excluding acquired loans(3)	1.01%	1.07%
Allowance for credit losses to non-accrual loans(2)	181.64%	144.54%

(1)	Purchased credit impaired ("PCI") loans with accretable yield are considered current and are not included in past due loan totals.

(2)
This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses on acquired loans is established as necessary to reflect credit deterioration. A discussion of the allowance for acquired loan losses and the related acquisition adjustment is presented in the section of this Item 7 titled "Loan Portfolio and Credit Quality."

(3)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Performance Overview for 2018 Compared with 2017
Net income for 2018 was $157.9 million, or $1.52 per share, compared to net income of $98.4 million, or $0.96 per share, for 2017. Performance for 2018 was impacted by Delivering Excellence implementation costs and income tax benefits. Both 2018 and 2017 were impacted by acquisition and integration related expenses associated with completed and pending acquisitions. In addition, performance for 2017 was impacted by various actions taken by the Company in light of tax reform which include the revaluation of DTAs, certain actions resulting in securities losses and gains, a special bonus to colleagues, and a charitable contribution to the First Midwest Charitable Foundation. Excluding these adjustments, earnings per share was $1.67 for 2018 and $1.35 for 2017. For additional detail on these adjustments, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations." The increase in net income, adjusted, and earnings per share, adjusted, compared to 2017 reflects higher net interest income, controlled noninterest expense, and a lower effective income tax rate, partially offset by higher provision for loan losses and lower noninterest income.
Tax-equivalent net interest margin was 3.90% for 2018 compared to 3.87% for 2017, driven primarily by higher interest rates, which more than offset the rise in funding costs, lower acquired loan accretion, and a decline in the tax-equivalent adjustment as a result of lower federal income tax rates.
Total noninterest income was $144.6 million for 2018 compared to $163.1 million for 2017. The decrease was primarily driven by the impact of Durbin, which became effective for the Company in the third quarter of 2017, and the reclassification in 2018 of certain noninterest expense line items to noninterest income as a result of the adoption of accounting guidance, partially offset by growth in wealth management fees.

Total noninterest expense of $416.3 million for 2018 was consistent with 2017. The reclassification in 2018 of certain noninterest expense line items to noninterest income as a result of the adoption of accounting guidance, lower acquisition and integration related expenses, as well as the recurring benefits of the Company's Delivering Excellence initiative, substantially offset increases in expenses associated with organizational growth and Delivering Excellence integration costs.
A detailed discussion of net interest income and noninterest income and expense is presented in the following section of this Item 7 titled "Earnings Performance."
As of December 31, 2018, our securities available-for-sale portfolio totaled $2.3 billion, up 20.6%, from December 31, 2017. For a detailed discussion of our securities portfolio, see the section of this Item 7 titled "Investment Portfolio Management."
Total loans of $11.4 billion as of December 31, 2018 reflects growth of $1.0 billion, or 9.7%, from December 31, 2017. This growth was driven primarily by sales production of the corporate and consumer lending teams, loan purchases, and loans acquired in the Northern States transaction.
Non-performing assets represented 0.70% of total loans plus OREO as of December 31, 2018 compared to 0.89% as of December 31, 2017.
For a detailed discussion of our loan portfolio and credit quality, see the section of this Item 7 titled "Loan Portfolio and Credit Quality."
Total average funding sources of $12.6 billion for 2018 increased by $785.9 million from 2017, primarily from time deposits and FHLB advances. For a detailed discussion of our funding sources see the section of this Item 7 titled "Funding and Liquidity Management."
Performance Overview for 2017 Compared with 2016
Net income for 2017 was $98.4 million, or $0.96 per share, compared to net income of $92.3 million, or $1.14 per share, for 2016. Performance for 2017 and 2016 was impacted by revaluation of DTAs related to federal income tax reform and changes in Illinois income tax rates (2017), a special bonus to colleagues (2017), a charitable contribution to the First Midwest Charitable Foundation (2017), certain actions resulting in securities losses and gains (2017), acquisition and integration related expenses associated with completed and pending acquisitions (both 2017 and 2016), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), and a net gain on a sale-leaseback transaction (2016). Excluding these adjustments, earnings per share was $1.35 for 2017 and $1.22 for 2016. The increase in net income and earnings per share reflects the benefit of the Standard and Premier acquisitions completed in the first quarter of 2017 and the full year impact of the NI Bancshares acquisition completed during the first quarter of 2016, organic loan growth, and increases in fee-based revenues, partially offset by higher noninterest expenses.
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
As of December 31, 2017, our securities available-for-sale portfolio totaled $1.9 billion, down 1.8%, from December 31, 2017.
Total loans of $10.4 billion as of December 31, 2017 reflects growth of $2.2 billion, or 26.5%, from December 31, 2016. This growth was driven primarily by loans acquired in the Standard transaction and sales production of the corporate and consumer lending teams.
Non-performing assets represented 0.89% of total loans plus OREO as of December 31, 2017 compared to 1.12% as of December 31, 2016.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018, 2017, and 2016, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Other interest-earning assets	$142,202	$2,047	1.44	$229,814	$2,643	1.15	$250,553	$1,603	0.64
Securities:
Trading - taxable(1)	—	—	—	19,462	251	1.29	17,795	229	1.29
Equity - taxable(1)	30,140	505	1.68	—	—	—	—	—	—
Investment securities - taxable	1,946,759	50,339	2.59	1,681,978	35,569	2.11	1,454,713	28,724	1.97
Investment securities - nontaxable(2)	232,309	5,060	2.18	262,169	9,759	3.72	310,949	13,521	4.35
Total securities	2,209,208	55,904	2.53	1,963,609	45,579	2.32	1,783,457	42,474	2.38
FHLB and Federal Reserve Bank stock	81,434	2,747	3.37	60,649	1,626	2.68	47,001	1,041	2.21
Loans(2)(3)	10,921,795	526,068	4.82	10,163,119	467,829	4.60	7,870,081	341,857	4.34
Total interest-earning assets(2)(3)	13,354,639	586,766	4.39	12,417,191	517,677	4.17	9,951,092	386,975	3.89
Cash and due from banks	196,709			187,219			146,070
Allowance for loan losses	(101,039)			(95,054)			(82,449)
Other assets	1,351,272			1,469,337			919,527
Total assets	$14,801,581			$13,978,693			$10,934,240
Liabilities and Stockholders' Equity
Savings deposits	$2,031,001	1,464	0.07	$2,039,986	1,568	0.08	$1,629,917	1,174	0.07
NOW accounts	2,088,317	6,566	0.31	1,990,021	2,640	0.13	1,634,029	1,096	0.07
Money market deposits	1,794,363	5,409	0.30	1,925,273	2,739	0.14	1,639,746	1,805	0.11
Total interest-bearing core deposits	5,913,681	13,439	0.23	5,955,280	6,947	0.12	4,903,692	4,075	0.08
Time deposits	1,979,530	24,335	1.23	1,558,831	9,237	0.59	1,230,658	5,788	0.47
Total interest-bearing deposits	7,893,211	37,774	0.48	7,514,111	16,184	0.22	6,134,350	9,863	0.16
Borrowed funds	946,536	15,388	1.63	622,091	9,100	1.46	497,563	6,313	1.27
Senior and subordinated debt	197,564	12,708	6.43	194,891	12,428	6.38	197,515	12,465	6.31
Total interest-bearing liabilities	9,037,311	65,870	0.73	8,331,093	37,712	0.45	6,829,428	28,641	0.42
Demand deposits	3,600,369			3,520,737			2,711,687
Total funding sources	12,637,680		0.52	11,851,830		0.32	9,541,115		0.30
Other liabilities	241,374			293,983			156,519
Stockholders' equity - common	1,922,527			1,832,880			1,236,606
Total liabilities and stockholders' equity	$14,801,581			$13,978,693			$10,934,240
Tax-equivalent net interest income/margin(2)		520,896	3.90		479,965	3.87		358,334	3.60
Tax-equivalent adjustment		(4,274)			(7,961)			(8,643)
Net interest income (GAAP)		$516,622			$472,004			$349,691
Impact of acquired loan accretion(2)		$19,548	0.15		$33,923	0.28		$14,568	0.15
Tax-equivalent net interest income/margin, adjusted(2)		$501,348	3.75		$446,042	3.59		$343,766	3.45

(1)
As a result of accounting guidance adopted in 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented as equity securities in the Consolidated Statements of Financial Condition for periods subsequent to December 31, 2017.

(2)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior periods are presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, adjusted, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

(3)
Non-accrual loans, which totaled $56.9 million as of December 31, 2018, $66.9 million as of December 31, 2017, and $59.3 million as of December 31, 2016, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the section of this Item 7 titled "Non-Performing Assets and Performing Potential Problem Loans."

2018 Compared to 2017
Net interest income was $516.6 million for 2018 compared to $472.0 million for 2017, an increase of 9.5%. The rise in net interest income resulted primarily from higher interest rates, growth in loans and securities, and the acquisition of interest-earning assets from the Northern States transaction early in the fourth quarter of 2018, partially offset by higher cost of funds and lower acquired loan accretion.
Acquired loan accretion contributed $19.5 million and $33.9 million to net interest income for 2018 and 2017, respectively.
Tax-equivalent net interest margin was 3.90% for 2018, increasing by 3 basis points from 2017. Compared to 2017, the benefit of higher interest rates more than offset the rise in funding costs, a 13 basis point decrease in acquired loan accretion, and a 3 basis point reduction in the tax-equivalent adjustment as a result of lower federal income tax rates.
Total average interest-earning assets were $13.4 billion for 2018, an increase of $937.4 million, or 7.5%, from 2017. The increase resulted from growth in loans and securities as well as the acquisition of interest-earning assets from the Northern States transaction.
Total average interest-bearing liabilities were $9.0 billion for 2018 compared to $8.3 billion for 2017, an increase of $706.2 million, or 8.5%. The increase resulted from time deposits, FHLB advances, and funding sources acquired in the Northern States transaction.
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

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2018 compared to 2017			2017 compared to 2016
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$(1,757)	$1,161	$(596)	$(121)	$1,161	$1,040
Securities:
Trading – taxable	(251)	—	(251)	22	—	22
Equity – taxable	505	—	505	—	—	—
Investment securities – taxable	6,072	8,698	14,770	4,656	2,189	6,845
Investment securities – nontaxable(2)	(1,013)	(3,686)	(4,699)	(1,314)	(2,448)	(3,762)
Total securities	5,313	5,012	10,325	3,364	(259)	3,105
FHLB and Federal Reserve Bank stock	639	482	1,121	338	247	585
Loans(2)	35,497	22,742	58,239	104,488	21,484	125,972
Total tax-equivalent interest income(2)	39,692	29,397	69,089	108,069	22,633	130,702
Savings deposits	(3)	(101)	(104)	251	143	394
NOW accounts	135	3,791	3,926	313	1,231	1,544
Money market deposits	(169)	2,839	2,670	364	570	934
Total interest-bearing core deposits	(37)	6,529	6,492	928	1,944	2,872
Time deposits	3,008	12,090	15,098	1,762	1,687	3,449
Total interest-bearing deposits	2,971	18,619	21,590	2,690	3,631	6,321
Borrowed funds	5,311	977	6,288	1,617	1,170	2,787
Senior and subordinated debt	179	101	280	(219)	182	(37)
Total interest expense	8,461	19,697	28,158	4,088	4,983	9,071
Tax-equivalent net interest income(2)	$31,231	$9,700	$40,931	$103,981	$17,650	$121,631

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.

(2)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior periods are presented using the federal income tax rate applicable at that time of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2018 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2018	2017	2016	2018-2017	2017-2016
Service charges on deposit accounts	$48,715	$48,368	$40,665	0.7	18.9
Wealth management fees	43,512	41,321	33,071	5.3	24.9
Card-based fees, net(1)(2):
Card-based fees	24,552	28,992	29,104	(15.3)	(0.4)
Cardholder expenses	(7,528)	—	—	100.0	—
Card-based fees, net	17,024	28,992	29,104	(41.3)	(0.4)
Capital market products income	7,721	8,171	10,024	(5.5)	(18.5)
Mortgage banking income	7,094	8,131	10,162	(12.8)	(20.0)
Merchant servicing fees, net(1):
Merchant servicing fees	10,058	10,340	12,533	(2.7)	(17.5)
Merchant card expenses	(8,593)	—	—	100.0	—
Merchant servicing fees, net	1,465	10,340	12,533	(85.8)	(17.5)
Other service charges, commissions, and fees	9,425	9,843	9,542	(4.2)	3.2
Total fee-based revenues	134,956	155,166	145,101	(13.0)	6.9
Net securities gains (losses)(3)	—	(1,876)	1,420	(100.0)	(232.1)
Other income(4)	9,636	9,859	7,282	(2.3)	35.4
Net gain on sale-leaseback transaction	—	—	5,509	—	(100.0)
Total noninterest income	$144,592	$163,149	$159,312	(11.4)	2.4
Accounting reclassification(1)	$—	$(15,700)	$(16,594)	(100.0)	(5.4)
Net securities (gains) losses(3)	—	1,876	(1,420)	(100.0)	(232.1)
Total noninterest income, adjusted(5)	$144,592	$149,325	$141,298	(3.2)	5.7

(1)
As a result of accounting guidance adopted in 2018 (the "accounting reclassification"), certain noninterest income line items and the related noninterest expense line items that are presented on a gross period for the prior periods are presented on a net basis in noninterest income for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-K.

(2)
Card-based fees consist of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks, as well as the related cardholder expense.

(3)	For a discussion of this item, see the section of this Item 7 titled "Investment Portfolio Management."

(4)	Other income consists primarily of BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.

(5)	For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
2018 Compared to 2017
Total noninterest income was $144.6 million, decreasing by 11.4% compared to 2017. In 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for 2018 versus a gross basis within noninterest expense for 2017. Excluding the accounting reclassification and net securities (gains) losses, noninterest income was down $4.7 million, or 3.2%, from 2017. This decrease was due primarily to the $6.0 million reduction of interchange revenue as Durbin became effective for the Company in the third quarter of 2017.
The increase in wealth management fees compared to 2017 was driven primarily by continued sales of fiduciary and investment advisory services and the full year impact of services provided to customers acquired in the Premier transaction, which was partially offset by the lower market environment. Net card-based fees, excluding the accounting reclassification and the impact of Durbin, were up by 8.7% due to higher transaction volumes. Noninterest income for 2018 was impacted by lower capital market products income, which fluctuates from year to year based on the size and frequency of sales to corporate clients. Mortgage banking income for 2018 resulted from sales of $240.8 million of 1-4 family mortgage loans in the secondary market compared to sales of $252.7 million during 2017. In addition, mortgage banking income for 2018 was negatively impacted by changes in the fair value of mortgage servicing rights, which fluctuate from year to year.

Net securities losses of $1.9 million were recognized during 2017 in connection with gains from the strategic repositioning of the securities portfolio, which were more than offset by losses due to certain actions taken in light of federal income tax reform.
2017 Compared to 2016
Total noninterest income was $163.1 million, rising by 2.4% compared to 2016. Fee-based revenues were positively impacted by services provided to customers acquired in the Standard and Premier transactions completed in the first quarter of 2017 and organic growth in wealth management and treasury management services, partially offset by the negative impact on card-based fees due to the reduction in interchange revenue as Durbin became effective in the second half of 2017. Assets under management grew to $10.7 billion, a rise of $2.1 billion, or 24.1%, from 2016, driven primarily by organic growth and the addition of $863.4 million in assets under management from the Standard and Premier transactions, which contributed approximately $5.6 million to wealth management fees during 2017. In addition, the full year impact of customers acquired in the NI Bancshares transaction late in the first quarter of 2016 contributed to the increase in fee-based revenues compared to 2016.
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
Other income for 2017 was positively impacted by BOLI benefit settlements.
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

Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2018 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2018	2017	2016	2018-2017	2017-2016
Salaries and employee benefits:
Salaries and wages	$181,164	$182,507	$151,341	(0.7)	20.6
Retirement and other employee benefits	43,104	41,886	33,309	2.9	25.7
Total salaries and employee benefits	224,268	224,393	184,650	(0.1)	21.5
Net occupancy and equipment expense	53,434	49,751	41,154	7.4	20.9
Professional services	32,681	33,689	25,122	(3.0)	34.1
Technology and related costs	19,220	18,068	14,765	6.4	22.4
FDIC premiums	10,584	8,987	6,268	17.8	43.4
Advertising and promotions	9,248	8,694	7,787	6.4	11.6
Amortization of other intangible assets	7,444	7,865	4,682	(5.4)	68.0
Net OREO expense	1,162	4,683	3,024	(75.2)	54.9
Merchant card expense(1)	—	8,377	10,782	(100.0)	(22.3)
Cardholder expenses(1)	—	7,323	5,812	(100.0)	26.0
Other expenses	28,236	23,956	20,152	17.9	18.9
Delivering Excellence implementation costs	20,413	—	—	100.0	—
Acquisition and integration related expenses	9,613	20,123	14,352	(52.2)	40.2
Lease cancellation fee	—	—	950	—	(100.0)
Total noninterest expense(1)	$416,303	$415,909	$339,500	0.1	22.5
Delivering Excellence implementation costs	$(20,413)	$—	$—	100.0	—
Acquisition and integration related expenses	(9,613)	(20,123)	(14,352)	(52.2)	40.2
Accounting reclassification(1)	—	(15,700)	(16,594)	(100.0)	(5.4)
Special bonus	—	(1,915)	—	(100.0)	100.0
Charitable contribution	—	(1,600)	—	(100.0)	100.0
Lease cancellation fee	—	—	(950)	—	(100.0)
Total noninterest expense, adjusted(2)	$386,277	$376,571	$307,604	2.6	22.4

(1)
As a result of the accounting reclassification, certain noninterest income line items and the related noninterest expense line items that are presented on a gross period for the prior periods are presented on a net basis in noninterest income for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-K.

(2)	For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
2018 Compared to 2017
Total noninterest expense for 2018 was consistent with 2017. During 2018, noninterest expense was impacted by costs related to the implementation of the Delivering Excellence initiative, which include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services. In 2018, the Company adopted accounting guidance which impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for 2018 versus a gross basis within noninterest expense for 2017. Expenses for all periods presented were impacted by acquisition and integration related expenses associated with pending and completed transactions. In addition, salaries and wages and advertising and promotions expense were impacted by the special bonus paid and charitable contribution made in connection with federal income tax reform in 2017. Excluding these items, noninterest expense for 2018 was up $9.7 million, or 2.6%, from 2017. This increase was impacted by approximately $2.0 million of operating costs associated with the Northern States transaction.
Salaries and employee benefits were consistent with 2017 as higher costs associated with organizational growth and merit increases were offset by the ongoing benefits of the Delivering Excellence initiative. Net occupancy and equipment expense increased as a result of the Company's corporate headquarters relocation and higher costs related to winter weather conditions during 2018.

Compared to 2017, the increase in technology and related costs was driven primarily by technology initiatives associated with organizational growth. Professional services expenses decreased due primarily to lower loan remediation expenses and recruiting expenses. The rise in advertising and promotions expense resulted from the launch of a new marketing campaign. The decrease in net OREO expense resulted primarily from higher levels of gains on sales of properties, a reduction in operating expenses, and a lower level of valuation adjustments compared to 2017. Other expenses increased as a result of property valuation adjustments related to the Company's corporate headquarters relocation, the reserve for unfunded commitments, and other miscellaneous expenses.
Acquisition and integration related expenses for 2018 resulted from the acquisition of Northern States, which was completed during the fourth quarter of 2018.
2017 Compared to 2016
Total noninterest expense for 2017 increased by 22.5% compared to 2016. Salaries and wages and advertising and promotions expense were impacted by the special bonus and charitable contribution in connection with federal income tax reform in 2017. In addition, both periods were impacted by acquisition and integration related expenses and 2016 was impacted by a lease cancellation fee as a result of the Company's planned 2018 corporate headquarters relocation. Excluding these items, total noninterest expense increased to $376.6 million, up 22.4% compared to $307.6 million in 2016. Operating costs associated with the Standard and Premier transactions, which impacted most categories, drove the increase in total noninterest expense from 2016.
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
Acquisition and integration related expenses resulted from the acquisition of Standard and Premier for 2017 and NI Bancshares for 2016.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Income before income tax expense	$197,057	$187,954	$138,520
Income tax expense:
Federal income tax expense	$27,986	$81,321	$38,962
State income tax expense	11,201	8,246	7,209
Total income tax expense	$39,187	$89,567	$46,171
Effective income tax rate	19.9%	47.7%	33.3%
Effective income tax rate, adjusted(1)	23.8%	35.0%	33.3%

(1)	For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
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
Federal income tax reform was enacted on December 22, 2017. The new law enacted various changes to the federal corporate income tax, the most impactful being the reduction in the corporate tax rate to a flat 21%.
The effective tax rate and total income tax expense for 2018 was impacted by $7.8 million of income tax benefits resulting from federal income tax reform. Income tax expense for 2017 was elevated as a result of the downward revaluation of DTAs by $26.6 million due to federal income tax reform as well as a $2.8 million benefit as a result of changes in Illinois income tax rates.

Excluding these items, the Company's effective income tax rate was 23.8% for 2018 compared to 35.0% for 2017, which reflects the decrease in the effective federal income tax rate from 35% to 21% in 2018.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2018			2017			2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$37,925	$37,767	1.7	$46,529	$46,345	2.5	$48,581	$48,541	2.5
U.S. agency securities	144,125	142,563	6.3	157,636	156,847	8.3	183,528	183,637	9.6
CMOs	1,336,531	1,315,209	57.9	1,113,019	1,095,186	58.1	1,064,130	1,047,446	54.6
MBSs	477,665	466,934	20.6	373,676	369,543	19.6	337,139	332,655	17.3
Municipal securities	229,600	227,187	10.0	209,558	208,991	11.1	273,319	270,846	14.1
CDOs	—	—	—	—	—	—	47,681	33,260	1.7
Corporate debt securities	86,074	82,349	3.6	—	—	—	—	—	—
Equity securities(1)	—	—	—	7,408	7,297	0.4	3,206	3,065	0.2
Total securities available-for-sale	$2,311,920	$2,272,009	100.0	$1,907,826	$1,884,209	100.0	$1,957,584	$1,919,450	100.0
Securities Held-to-Maturity
Municipal securities	$10,176	$9,871		$13,760	$12,013		$22,291	$18,212
Equity Securities(1)		$30,806			$—			$—
Trading Securities(1)		$—			$20,447			$17,920

(1)
As a result of accounting guidance adopted in 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Item 8 of this Form 10-K.

Portfolio Composition
As of December 31, 2018, our securities available-for-sale portfolio totaled $2.3 billion, increasing by $387.8 million, or 20.6%, from December 31, 2017, following a 1.8% decrease from December 31, 2016. The increase from December 31, 2017 was driven primarily by $735.7 million of purchases, consisting primarily of CMOs, MBSs, and corporate debt securities, partially offset by $331.0 million of maturities, calls, and prepayments. For detail regarding sales of securities, see the "Realized Losses and Gains" section of this Item 7 below.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.
The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of December 31, 2018 and 2017.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2018			2017
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	1.08%	1.12	2.23%	1.01%	1.03	1.30%
U.S. agency securities	1.56%	2.97	2.29%	1.80%	3.22	1.74%
CMOs	3.53%	4.71	2.72%	3.36%	4.51	2.35%
MBSs	4.26%	5.63	2.76%	3.77%	5.29	2.30%
Municipal securities	4.81%	5.05	2.65%	4.47%	4.87	3.04%
Corporate debt securities	0.00%	6.93	3.53%	N/A	N/A	N/A
Total securities available-for-sale	3.51%	4.85	2.72%	3.38%	4.51	2.34%
Securities Held-to-Maturity
Municipal securities	1.27%	1.35	3.54%	5.33%	7.15	4.55%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio were 4.85 years and 3.51%, respectively, as of December 31, 2018, compared to 4.51 years and 3.38% as of December 31, 2017. The increase in average life and effective duration resulted from maturities of securities that were reinvested in longer duration and average life CMOs and MBSs, as well as higher interest rates.
Realized Losses and Gains
There were no net securities losses or gains recognized for the year ended December 31, 2018. Securities acquired in the Northern States transaction totaled $47.1 million, of which $25.0 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.
There were $1.9 million of net securities losses for 2017 driven primarily by the opportunistic repositioning of the securities portfolio in light of market conditions in the second half of the year as well as strategic actions in connection with federal income tax reform, which included the liquidation of $47.7 million of CDOs. In addition, $214.1 million of securities were acquired in the Standard transaction during the first quarter of 2017, of which $210.2 million were sold shortly after the acquisition date and resulted in no gains or losses as they were recorded at fair value upon acquisition.

Net securities gains of $1.4 million for 2016 resulted from the sale of municipal securities at gains of $1.1 million, and sales of MBSs and CMOs at net gains of $304,000.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher interest rates resulted in an increase in net unrealized losses from $23.6 million at December 31, 2017 to $39.9 million as of December 31, 2018.
Net unrealized losses in the CMO and MBS portfolios totaled $32.1 million as of December 31, 2018 compared to $22.0 million as of December 31, 2017. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of December 31, 2018 represents OTTI related to credit deterioration. In addition, we do not intend to sell the CMOs or MBSs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2018
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)
Securities Available-for-Sale
U.S. treasury securities	$22,928	2.20%	$14,997	2.28%	$—	—%	$—	—%
U.S. agency securities	80,725	2.52%	63,400	2.00%	—	—%	—	—%
CMOs(2)	147,310	2.72%	633,377	2.72%	—	—%	555,844	2.72%
MBSs(2)	55,566	2.78%	170,851	2.78%	—	—%	251,248	2.75%
Municipal securities(3)	9,895	2.74%	97,951	2.74%	121,754	2.57%	—	—%
Corporate debt securities(4)	—	—%	—	—%	86,074	3.53%	—	—%
Total available-for-sale securities	$316,424	2.64%	$980,576	2.68%	$207,828	2.97%	$807,092	2.73%
Securities Held-to-Maturity
Municipal securities(3)	$7,581	3.17%	$2,235	4.12%	$360	7.57%	$—	—%

(1)	Based on amortized cost.

(2)
The repricing distributions and yields to maturity of CMOs and MBSs are based on estimated future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.

(3)
Yields on municipal securities are reflected on a tax-equivalent basis, assuming the applicable federal income tax rate for the periods presented. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)
Yields on equity securities are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for the periods presented. Maturity dates are based on contractual maturity or repricing characteristics.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 79.9% of total loans as of December 31, 2018. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total
Commercial and industrial	$4,120,293	36.0	$3,529,914	33.8	$2,827,658	34.3	$2,524,726	35.3	$2,261,230	33.6
Agricultural	430,928	3.8	430,886	4.1	389,496	4.7	387,440	5.4	359,737	5.3
Commercial real estate:
Office, retail, and industrial	1,820,917	15.9	1,979,820	19.0	1,581,967	19.2	1,395,586	19.5	1,495,225	22.2
Multi-family	764,185	6.7	675,463	6.5	614,052	7.4	528,343	7.4	565,494	8.4
Construction	649,337	5.6	539,820	5.2	451,540	5.5	216,882	3.0	207,775	3.1
Other commercial real estate	1,361,810	11.9	1,358,515	13.0	979,528	11.9	931,368	13.0	897,965	13.3
Total commercial real estate	4,596,249	40.1	4,553,618	43.7	3,627,087	43.9	3,072,179	42.9	3,166,459	47.0
Total corporate loans	9,147,470	79.9	8,514,418	81.6	6,844,241	82.9	5,984,345	83.6	5,787,426	85.9
Home equity	851,607	7.4	827,055	7.9	747,983	9.1	674,883	9.4	568,419	8.4
1-4 family mortgages	1,017,181	8.9	774,357	7.4	423,922	5.1	364,885	5.1	303,557	4.6
Installment	430,525	3.8	321,982	3.1	237,999	2.9	137,602	1.9	77,451	1.1
Total consumer loans	2,299,313	20.1	1,923,394	18.4	1,409,904	17.1	1,177,370	16.4	949,427	14.1
Total loans	$11,446,783	100.0	$10,437,812	100.0	$8,254,145	100.0	$7,161,715	100.0	$6,736,853	100.0
2018 Compared to 2017
Total loans of $11.4 billion as of December 31, 2018 reflect growth of $1.0 billion, or 9.7%, from December 31, 2017. Excluding loans related to customers acquired in the Northern States transaction of $271.3 million, total loans grew by 7.1% from December 31, 2017. Growth in commercial and industrial loans was driven primarily by strong production in our sector-based lending. The rise in construction loans was due largely to draws on existing lines of credit. The overall decline in office, retail, and industrial and other commercial real estate loans resulted primarily from the decision of certain customers to opportunistically sell their commercial business and investment real estate properties, as well as expected payoffs. Growth in consumer loans benefited from organic production as well as the impact of purchases of 1-4 family mortgages, shorter-duration, floating rate home equity loans, and installment loans.
2017 Compared to 2016
Total loans of $10.4 billion as of December 31, 2017 reflect growth of $2.2 billion, or 26.5%, from December 31, 2016. Excluding loans related to customers and locations acquired in the Standard transaction, total loans grew by approximately 7.0% from December 31, 2016. Growth in commercial and industrial loans, primarily within our sector-based lending businesses and multi-

family loans, contributed to the increase in total corporate loans. Total loans were also impacted by the purchase of 1-4 family mortgages, installment loans, and shorter-duration, floating rate home equity loans.
Comparisons of Prior Years (2016, 2015, and 2014)
Total loans of $8.3 billion as of December 31, 2016 reflect growth of $1.1 billion, or 15.3%, from December 31, 2015. Excluding loans related to customers acquired in the NI Bancshares transaction of $279.7 million, total loans grew by 11.3% from December 31, 2015. Growth in commercial and industrial loans resulted primarily from broad-based increases within our middle market and sector-based lending business units. Office, retail, and industrial and multi-family loans increased compared to December 31, 2015 due to organic growth. The rise in construction loans compared to the same period was driven primarily by select commercial projects for which permanent financing is expected upon their completion. The rise in consumer loans compared to December 31, 2015 resulted from the continued expansion of mortgage and installment loans and the purchase of shorter-duration, floating rate home equity loans.
Total loans of $7.2 billion as of December 31, 2015 reflect growth of $424.9 million, or 6.3%, from December 31, 2014. The Peoples acquisition completed in the fourth quarter of 2015 contributed $53.9 million in loans. Growth in corporate loans was concentrated within our commercial and industrial loan category, reflective of the continued expansion into sector-based lending areas. The overall decline in commercial real estate loans from December 31, 2014 resulted from the decision of certain customers to opportunistically sell their commercial businesses and investment real estate properties or use excess liquidity to payoff long-term debt. These decreases more than offset organic commercial real estate growth. Consumer loans totaled $1.2 billion as of December 31, 2015 and increased $227.9 million, or 24.0%, from December 31, 2014. This growth reflects the purchase of shorter-duration, floating rate home equity loans, and growth in 1-4 family mortgages.
The following table summarizes loans by category as of December 31, 2018 between legacy and loans acquired in the Northern States transaction, compared to loans as of December 31, 2017.
Table 11
Legacy and Acquired Loan Portfolio Composition
(Dollar amounts in thousands)

	As of December 31, 2018
	Legacy	Acquired(1)	Total	As of December 31, 2017	Legacy % Change
Commercial and industrial	$4,091,101	$29,192	$4,120,293	$3,529,914	15.9
Agricultural	430,928	—	430,928	430,886	—
Commercial real estate:
Office, retail, and industrial	1,752,169	68,748	1,820,917	1,979,820	(11.5)
Multi-family	688,921	75,264	764,185	675,463	2.0
Construction	614,688	34,649	649,337	539,820	13.9
Other commercial real estate	1,314,924	46,886	1,361,810	1,358,515	(3.2)
Total commercial real estate	4,370,702	225,547	4,596,249	4,553,618	(4.0)
Total corporate loans	8,892,731	254,739	9,147,470	8,514,418	4.4
Home equity	846,201	5,406	851,607	827,055	2.3
1-4 family mortgages	1,007,432	9,749	1,017,181	774,357	30.1
Installment	429,167	1,358	430,525	321,982	33.3
Total consumer loans	2,282,800	16,513	2,299,313	1,923,394	18.7
Total loans	$11,175,531	$271,252	$11,446,783	$10,437,812	7.1

(1)	Amounts represent loans acquired in the Northern States transaction, which was completed in the fourth quarter of 2018.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.8% of total loans and totaled $4.6 billion as of December 31, 2018, an increase of $590.4 million, or 14.9%, from December 31, 2017. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
Commercial Real Estate Loans
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in real estate markets. In addition, many commercial real estate loans do not fully amortize over the term of the loan, but have balloon payments due at maturity. The borrower's ability to make a balloon payment may depend on the availability of long-term financing or their ability to complete a timely sale of the underlying property. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria.
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
The following table presents commercial real estate loan detail as of December 31, 2018, 2017, and 2016.
Table 12
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
Office, retail, and industrial:
Office	$708,146	15.4	$844,413	18.5	$599,572	16.5
Retail	506,099	11.0	471,781	10.4	412,614	11.4
Industrial	606,672	13.2	663,626	14.6	569,781	15.7
Total office, retail, and industrial	1,820,917	39.6	1,979,820	43.5	1,581,967	43.6
Multi-family	764,185	16.7	675,463	14.8	614,052	16.9
Construction	649,337	14.1	539,820	11.8	451,540	12.4
Other commercial real estate:
Multi-use properties	309,199	6.7	330,926	7.3	236,430	6.5
Rental properties	235,851	5.1	197,579	4.3	159,134	4.4
Warehouses and storage	197,185	4.3	172,505	3.8	136,853	3.8
Hotels	128,199	2.8	97,016	2.1	41,780	1.2
Restaurants	115,667	2.5	112,547	2.5	63,067	1.7
Service stations and truck stops	100,293	2.2	107,834	2.4	51,403	1.4
Recreational	70,490	1.5	87,986	1.9	58,390	1.6
Other	204,926	4.5	252,122	5.6	232,471	6.5
Total other commercial real estate	1,361,810	29.6	1,358,515	29.9	979,528	27.1
Total commercial real estate	$4,596,249	100.0	$4,553,618	100.0	$3,627,087	100.0

Commercial real estate loans represent 40.1% of total loans and totaled $4.6 billion as of December 31, 2018, consistent with December 31, 2017.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 42% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of December 31, 2018. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 204% and construction loans to total capital was 35% as of December 31, 2018. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 20.1% of total loans, and totaled $2.3 billion as of December 31, 2018, an increase of $375.9 million, or 19.5%, from December 31, 2017. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.
Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution and interest rate sensitivity of our corporate loan portfolio as of December 31, 2018, For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 13
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2018
Commercial, industrial, and agricultural	$1,511,485	$2,142,650	$897,086	$4,551,221
Commercial real estate	1,074,293	2,830,939	691,017	4,596,249
Total corporate loans	$2,585,778	$4,973,589	$1,588,103	$9,147,470
Loans by interest rate type:
Fixed interest rates	$1,019,435	$1,933,044	$345,973	$3,298,452
Floating interest rates	1,566,343	3,040,545	1,242,130	5,849,018
Total corporate loans	$2,585,778	$4,973,589	$1,588,103	$9,147,470
As of December 31, 2018, the composition of our corporate loans between fixed and floating interest rates was 36% and 64%, respectively. As of December 31, 2018, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2018. See Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 14
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual(2)	Total Loans
As of December 31, 2018
Commercial and industrial	$1,175	$4,076,842	$8,347	$422	$33,507	$4,120,293
Agricultural	3,282	425,041	940	101	1,564	430,928
Commercial real estate:
Office, retail, and industrial	16,556	1,785,561	8,209	4,081	6,510	1,820,917
Multi-family	13,663	745,739	1,487	189	3,107	764,185
Construction	4,838	640,936	3,419	—	144	649,337
Other commercial real estate	54,763	1,297,191	4,805	2,197	2,854	1,361,810
Total commercial real estate	89,820	4,469,427	17,920	6,467	12,615	4,596,249
Total corporate loans	94,277	8,971,310	27,207	6,990	47,686	9,147,470
Home equity	1,916	839,206	4,988	104	5,393	851,607
1-4 family mortgages	16,655	991,842	3,681	1,147	3,856	1,017,181
Installment	962	427,874	1,648	41	—	430,525
Total consumer loans	19,533	2,258,922	10,317	1,292	9,249	2,299,313
Total loans	$113,810	$11,230,232	$37,524	$8,282	$56,935	$11,446,783
As of December 31, 2017
Commercial and industrial	$5,450	$3,458,049	$24,005	$1,830	$40,580	$3,529,914
Agricultural	7,203	423,007	280	177	219	430,886
Commercial real estate:
Office, retail and industrial	14,575	1,950,564	2,776	345	11,560	1,979,820
Multi-family	14,071	657,878	3,117	20	377	675,463
Construction	8,778	530,264	198	371	209	539,820
Other commercial real estate	64,675	1,287,522	2,380	317	3,621	1,358,515
Total commercial real estate	102,099	4,426,228	8,471	1,053	15,767	4,553,618
Total corporate loans	114,752	8,307,284	32,756	3,060	56,566	8,514,418
Home equity	2,745	815,014	3,252	98	5,946	827,055
1-4 family mortgages	18,080	750,555	1,310	—	4,412	774,357
Installment	1,113	318,065	2,407	397	—	321,982
Total consumer loans	21,938	1,883,634	6,969	495	10,358	1,923,394
Total loans	$136,690	$10,190,918	$39,725	$3,555	$66,924	$10,437,812

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $58,000 and $763,000 as of December 31, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 15
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2018	2017	2016	2015	2014
Non-accrual loans	$56,935	$66,924	$59,289	$29,430	$66,157
90 days or more past due loans, still accruing interest(1)	8,282	3,555	5,009	3,057	6,175
Total non-performing loans	65,217	70,479	64,298	32,487	72,332
Accruing TDRs	1,866	1,796	2,291	2,743	3,704
OREO	12,821	20,851	26,083	27,782	34,966
Total non-performing assets	$79,904	$93,126	$92,672	$63,012	$111,002
30-89 days past due loans(1)	$37,524	$39,725	$21,043	$16,705	$22,638
Non-accrual loans to total loans	0.50%	0.64%	0.72%	0.41%	0.98%
Non-performing loans to total loans	0.57%	0.68%	0.78%	0.45%	1.07%
Non-performing assets to loans plus OREO	0.70%	0.89%	1.12%	0.88%	1.64%
Interest income not recognized in the financial statements related to non-accrual loans for 2018					$3,225

(1)	PCI loans with an accretable yield are considered current and not included in past due loan totals.
Non-performing Assets
Total non-performing assets represented 0.70% of total loans and OREO at December 31, 2018, compared to 0.89% and 1.12% at December 31, 2017 and 2016, respectively. The decrease in non-performing assets compared to December 31, 2017 resulted primarily from a decrease in non-accrual loans and sales of OREO properties.
As of December 31, 2017, total non-performing assets were consistent with December 31, 2016.
As of December 31, 2016, non-performing assets increased by $29.7 million, or 47.1%, from December 31, 2015. This increase resulted primarily from the transfer of certain corporate loan relationships to non-accrual status during 2016.
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
Table 16
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2018		2017		2016
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$6,240	11	$19,223	3	$431
Commercial real estate:
Office, retail, and industrial	—	—	4	4,236	3	4,888
Multi-family	2	557	3	723	3	754
Other commercial real estate	1	181	1	192	3	316
Total commercial real estate loans	3	738	8	5,151	9	5,958
Total corporate loans	9	6,978	19	24,374	12	6,389
Home equity	11	440	15	824	16	997
1-4 family mortgages	11	1,060	11	1,131	11	1,202
Total consumer loans	22	1,500	26	1,955	27	2,199
Total TDRs	31	$8,478	45	$26,329	39	$8,588
Accruing TDRs	15	$1,866	14	$1,796	18	$2,291
Non-accrual TDRs	16	6,612	31	24,533	21	6,297
Total TDRs	31	$8,478	45	$26,329	39	$8,588
Year-to-date charge-offs on TDRs		$3,925		$6,345		$1,492
Specific reserves related to TDRs		—		1,977		—
As of December 31, 2018, TDRs totaled $8.5 million, decreasing by $17.9 million from December 31, 2017. The decrease was driven primarily by paydowns and the final resolution of one non-accrual corporate relationship during 2018. The December 31, 2018 total includes $1.9 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
As of December 31, 2017, TDRs totaled $26.3 million, increasing by $17.7 million from December 31, 2016. The increase was driven primarily by the extension of two non-accrual credits during 2017.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 17
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2018			December 31, 2017
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$74,878	$59,597	$134,475	$70,863	$30,074	$100,937
Agricultural	10,070	11,752	21,822	10,989	5,732	16,721
Commercial real estate	109,232	74,886	184,118	72,749	69,228	141,977
Total corporate performing potential problem loans(4)	$194,180	$146,235	$340,415	$154,601	$105,034	$259,635
Corporate performing potential problem loans to corporate loans	2.12%	1.60%	3.72%	1.82%	1.23%	3.05%
Corporate PCI performing potential problem loans included in the total above	$14,650	$20,638	$35,288	$17,685	$26,635	$44,320

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $630,000 as of December 31, 2018 and $657,000 as of December 31, 2017.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans were 3.72% of corporate loans as of December 31, 2018, up from 3.05% as of December 31, 2017. The increase resulted primarily from higher levels of commercial and industrial loans classified as substandard and commercial real estate loans classified as special mention. Management has specific monitoring and remediation plans associated with these loans.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 18
OREO Properties by Type
(Dollar amounts in thousands)

	As of December 31,
	2018	2017	2016
Single-family homes	$3,337	$837	$2,595
Land parcels:
Raw land	—	850	1,464
Commercial lots	2,310	8,698	8,176
Single-family lots	1,962	2,150	947
Total land parcels	4,272	11,698	10,587
Multi-family units	—	48	48
Commercial properties	5,212	8,268	12,853
Total OREO	$12,821	$20,851	$26,083

OREO Activity
A rollforward of OREO balances for the years ended December 31, 2018 and 2017 is presented in the following table.
Table 19
OREO Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017
Beginning balance	$20,851	$26,083
Transfers from loans	6,027	6,255
Acquired	2,549	8,424
Proceeds from sales	(16,953)	(19,326)
Gains on sales of OREO	1,959	1,451
OREO valuation adjustments	(1,612)	(2,036)
Ending balance	$12,821	$20,851
Allowance for Credit Losses
Methodology for the Allowance for Credit Losses
The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, and consideration of current economic trends, and other factors.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2018.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of and for the years ended December 31, 2018 and 2017.

Table 20
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Year Ended December 31, 2018
Beginning balance	$94,123	$2,606	$96,729
Net charge-offs	(40,786)	(578)	(41,364)
Provision for loan losses	48,885	(831)	48,054
Ending balance	$102,222	$1,197	$103,419
As of December 31, 2018
Total loans	$10,114,113	$1,332,670	$11,446,783
Remaining acquisition adjustment(2)	N/A	76,496	76,496
Allowance for credit losses to total loans(3)	1.01%	0.09%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	5.74%	N/A
Year Ended December 31, 2017
Beginning balance	$84,217	$2,866	$87,083
Net charge-offs	(21,236)	(408)	(21,644)
Provision for loan losses	31,142	148	31,290
Ending balance	$94,123	$2,606	$96,729
As of December 31, 2017
Total loans	$8,822,560	$1,615,252	$10,437,812
Remaining acquisition adjustment(2)	N/A	74,677	74,677
Allowance for credit losses to total loans(3)	1.07%	0.16%	0.93%
Remaining acquisition adjustment to acquired loans	N/A	4.62%	N/A
N/A - Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $45.4 million and $31.1 million relating to PCI and non-purchased credit impaired ("non-PCI") loans, respectively, as of December 31, 2018, and $43.5 million and $31.2 million relating to PCI and non-PCI loans, respectively, as of December 31, 2017.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.01% as of December 31, 2018. The acquisition adjustment increased by $1.8 million during the year ended December 31, 2018, due primarily to the Northern States transaction. This was partially offset by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 5.74% as of December 31, 2018. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $458.0 million and $366.0 million as of December 31, 2018 and 2017, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $1.2 million on acquired loans.

Table 21
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Change in allowance for credit losses
Beginning balance	$96,729	$87,083	$74,855	$74,510	$87,121
Loan charge-offs:
Commercial, industrial, and agricultural	36,477	22,885	9,982	16,422	17,776
Office, retail, and industrial	2,286	190	4,707	2,899	7,388
Multi-family	5	—	307	568	948
Construction	1	38	134	139	1,343
Other commercial real estate	410	755	2,932	2,678	4,975
Consumer	8,806	6,955	5,231	4,211	7,754
Total loan charge-offs	47,985	30,823	23,293	26,917	40,184
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,946	4,150	2,451	2,588	3,858
Office, retail, and industrial	334	2,935	337	534	693
Multi-family	3	39	97	15	97
Construction	125	270	56	350	303
Other commercial real estate	1,532	244	524	2,031	2,487
Consumer	1,681	1,541	1,298	1,183	767
Total recoveries of loan charge-offs	6,621	9,179	4,763	6,701	8,205
Net loan charge-offs	41,364	21,644	18,530	20,216	31,979
Provision for loan losses	47,854	31,290	30,983	21,152	19,168
Increase (decrease) in reserve for unfunded commitments(1)	200	—	(225)	(591)	200
Total provision for loan losses and other expense	48,054	31,290	30,758	20,561	19,368
Ending balance	$103,419	$96,729	$87,083	$74,855	$74,510
Allowance for credit losses
Allowance for loan losses	$102,219	$95,729	$86,083	$73,630	$72,694
Reserve for unfunded commitments	1,200	1,000	1,000	1,225	1,816
Total allowance for credit losses	$103,419	$96,729	$87,083	$74,855	$74,510
Allowance for credit losses to loans(2)	0.90%	0.93%	1.06%	1.05%	1.11%
Allowance for credit losses to loans, excluding acquired loans(3)	1.01%	1.07%	1.11%	1.11%	1.24%
Allowance for credit losses to non-accrual loans	181.64%	144.54%	146.88%	254.35%	112.63%
Allowance for credit losses to non-performing loans	158.58%	137.25%	135.44%	230.42%	103.01%
Average loans	$10,921,795	$10,163,119	$7,864,851	$6,858,193	$6,109,928
Net loan charge-offs to average loans	0.38%	0.21%	0.24%	0.29%	0.52%

(1)	Included in other noninterest expense in the Consolidated Statements of Income.

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

(3)	This item is a non-GAAP measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Activity in the Allowance for Credit Losses
The allowance for credit losses was $103.4 million as of December 31, 2018 compared to $96.7 million as of December 31, 2017, driven primarily by loan growth.The decrease in the allowance for credit losses to total loans to 0.90% as of December 31, 2018 from 0.93% as of December 31, 2017 was due primarily to loans acquired in the Northern States transaction.
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
Net loan charge-offs to average loans increased to 0.38% for 2018 compared to 0.21% for 2017 and 0.24% for 2016. The increase in net loan charge-offs compared to both prior periods resulted largely from losses on two corporate relationships based upon circumstances unique to these borrowers.
Allocation of the Allowance for Credit Losses
Table 22
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2018	% of Total Loans(1)	2017	% of Total Loans(1)	2016	% of Total Loans(1)	2015	% of Total Loans(1)	2014	% of Total Loans(1)
Commercial, industrial, and agricultural	$63,276	39.8	$55,791	37.9	$40,709	39.0	$37,074	40.7	$31,177	38.9
Commercial real estate:
Office, retail, and industrial	7,900	15.9	10,996	19.0	17,595	19.2	13,124	19.5	13,053	22.2
Multi-family	2,464	6.7	2,534	6.5	3,261	7.4	2,469	7.4	2,387	8.4
Construction	2,181	5.6	3,501	5.2	3,586	5.4	1,533	3.0	3,503	3.1
Other commercial real estate	5,881	11.9	7,121	13.0	8,306	11.9	6,682	13.0	9,533	13.3
Total commercial real estate	18,426	40.1	24,152	43.7	32,748	43.9	23,808	42.9	28,476	47.0
Consumer	21,717	20.1	16,786	18.4	13,626	17.1	13,973	16.4	14,857	14.1
Total allowance for credit losses	$103,419	100.0	$96,729	100.0	$87,083	100.0	$74,855	100.0	$74,510	100.0
(1) Percentages represent total loans in each category to total loans.
INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective cash surrender value ("CSV") with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2018, the CSV of BOLI assets totaled $296.7 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2018, 52.3% of our total BOLI portfolio is invested in general account life insurance distributed among fifteen insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 47.7% is in separate account life insurance, which is managed by third-party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80% of their CSV, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.
For the years ended December 31, 2018, 2017, and 2016, we had BOLI income of $5.8 million, $5.9 million, and $3.6 million, respectively.
GOODWILL
The carrying amount of goodwill was $728.8 million as of December 31, 2018 and $697.6 million as of December 31, 2017. Goodwill increased by $31.2 million from December 31, 2017, which consisted of $29.3 million related to the Northern States acquisition, and a $1.9 million measurement period adjustment related to finalizing the fair values of assets acquired and liabilities assumed in the Premier acquisition. For additional detail regarding goodwill, see Note 9 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2018, we performed our annual impairment test of goodwill at October 1, 2018 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2018.
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
Table 23
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2018	2017	2016	2018-2017	2017-2016
Net DTAs	$60,129	$64,736	$100,207	(7.1)	(35.4)
Management assessed whether it is more likely than not that all or some portion of the DTAs will not be realized. This assessment considered whether, in the periods of reversal, the DTAs can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and corporate performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our DTAs will be fully realized and no valuation allowance is required as of December 31, 2018.
Net DTAs decreased in 2018 due primarily to additional 2017 tax return deductions partially offset by net DTAs acquired as part of the Northern States acquisition. Net DTAs decreased in 2017 due primarily to the downward revaluation of DTAs by $26.6 million related to federal income tax reform, partly offset by a $2.8 million benefit due to changes in the Illinois income tax rates. In addition, accelerated tax gains associated with the disposition of assets resulting from the sale-leaseback transaction and securities valuation adjustments, partially offset by the utilization of net operating loss and credit carryforwards contributed to the decrease.
FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds and incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 50.0% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2018, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $91.4 million for the year ended December 31, 2018. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $56.5 million in junior subordinated debentures, $147.3 million in subordinated notes, and cash and interest-bearing deposits of $158.0 million as of December 31, 2018. On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2018, the Company entered into a second amendment to this credit facility, which extends the maturity to September 26, 2019. As of December 31, 2018, no amount was outstanding under the facility. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2018 are summarized in Notes 10 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 24
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2018	% of Total	2017	% of Total	2016	% of Total	2018-2017	2017-2016
Demand deposits	$3,600,369	28.5	$3,520,737	29.7	$2,711,687	28.4	2.3	29.8
Savings deposits	2,031,001	16.1	2,039,986	17.2	1,629,917	17.1	(0.4)	25.2
NOW accounts	2,088,317	16.5	1,990,021	16.8	1,634,029	17.1	4.9	21.8
Money market accounts	1,794,363	14.2	1,925,273	16.3	1,639,746	17.2	(6.8)	17.4
Core deposits	9,514,050	75.3	9,476,017	80.0	7,615,379	79.8	0.4	24.4
Time deposits	1,938,497	15.3	1,539,383	13.0	1,211,554	12.7	25.9	27.1
Brokered deposits	41,033	0.3	19,448	0.2	19,104	0.2	111.0	1.8
Total time deposits	1,979,530	15.6	1,558,831	13.2	1,230,658	12.9	27.0	26.7
Total deposits	11,493,580	90.9	11,034,848	93.2	8,846,037	92.7	4.2	24.7
Securities sold under agreements to repurchase	114,281	0.9	120,700	1.0	123,898	1.3	(5.3)	(2.6)
Federal funds purchased	6,178	0.1	—	—	—	—	—	—
FHLB advances	826,077	6.5	501,391	4.2	373,344	3.9	64.8	34.3
Other borrowings	—	—	—	—	321	—	—	(100.0)
Total borrowed funds	946,536	7.5	622,091	5.2	497,563	5.2	52.2	25.0
Senior and subordinated debt	197,564	1.6	194,891	1.6	197,515	2.1	1.4	(1.3)
Total funding sources	$12,637,680	100.0	$11,851,830	100.0	$9,541,115	100.0	6.6	24.2
Average Funding Sources
Total average funding sources of $12.6 billion for 2018 increased by $785.9 million, or 6.6%, from 2017. The increase resulted primarily from FHLB advances as well as the continued success of time deposit marketing initiatives. In addition, funding sources acquired in the Northern States acquisition in the fourth quarter of 2018 contributed to the increase.
Total average funding sources of $11.9 billion for 2017 increased by $2.3 billion, or 24.2%, from 2016. The rise in average core deposits resulted primarily from $1.7 billion in core deposits assumed in the Standard acquisition, as well as organic growth.

Time Deposits
Table 25
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

As of December 31, 2018
Three months or less	$227,594
Greater than three months to six months	218,798
Greater than six months to twelve months	428,589
Greater than twelve months	317,259
Total	$1,192,240
Borrowed Funds
Table 26
Borrowed Funds
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$121,079	—	$124,884	0.07	$129,008	0.05
Federal funds purchased	—	—	—	—	—	—
FHLB advances	785,000	—	590,000	1.22	750,000	0.60
Total borrowed funds	$906,079	—	$714,884	1.02	$879,008	0.52
Average for the year-to-date period:
Securities sold under agreements to repurchase	$114,281	0.09	$120,700	0.07	$123,898	0.08
Federal funds purchased	6,178	1.94	—	—	—	—
FHLB advances	826,077	1.84	501,391	1.80	373,344	1.66
Other borrowings	—	—	—	—	321	3.74
Total borrowed funds	$946,536	1.63	$622,091	1.46	$497,563	1.27
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$128,553		$140,764		$174,266
Federal funds purchased	140,000		—		—
FHLB advances	1,105,000		940,000		750,000
Other borrowings	—		—		2,400
Average borrowed funds totaled $946.5 million, $622.1 million, and $497.6 million for 2018, 2017, and 2016, respectively. The increase in 2018 from 2017 and in 2017 from 2016 was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for the year-to-date periods was impacted by the hedging of $740.0 million, $415.0 million, and $325.0 million of FHLB advances as of December 31, 2018, 2017, and 2016, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.92%, 2.17%, and 2.19% as of December 31, 2018, 2017, and 2016, respectively. For further discussion of interest rate swaps, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2018, the Company entered into a second amendment to this credit facility, which extends the maturity to September 26, 2019. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of December 31, 2018, no amount was outstanding under the facility.

We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
Senior and Subordinated Debt
Average senior and subordinated debt increased by $2.7 million, or 1.4%, from 2017 to 2018. The increase resulted from the acquisition of Northern States Statutory Trust I, as part of the Northern States acquisition completed during the fourth quarter of 2018. Average senior and subordinated debt decreased $2.6 million, or 1.3%, from 2016 to 2017. The decrease resulted from the timing of the maturity and repayment of $38.5 million of 5.850% subordinated notes on April 1, 2016 and $115.0 million of the Company's 5.875% senior notes on November 22, 2016, which were partly offset by the issuance and sale of $150.0 million aggregate principal amount of its 5.875% subordinated notes due 2026, issued on September 29, 2016. See Note 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2018. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 27
Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	10	$9,543,208	$—	$—	$—	$9,543,208
Time deposits	10	1,907,914	596,134	36,679	177	2,540,904
Borrowed funds	11	906,079	—	—	—	906,079
Subordinated debt	12	—	—	—	203,808	203,808
Operating leases	8	15,811	33,756	34,067	117,806	201,440
Pension liability	16	5,589	9,681	8,805	34,196	58,271
Uncertain tax positions liability	15	N/M	N/M	N/M	N/M	16,350
Commitments to extend credit	20	N/M	N/M	N/M	N/M	2,841,638
Letters of credit	20	N/M	N/M	N/M	N/M	112,728
N/M – Not meaningful.

MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. The Company and the Bank are subject to the Basel III Capital rules, a comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" of this Form 10-K.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2018 and December 31, 2017.
The tangible common equity ratios presented in the table below are capital adequacy metrics used and relied on by investors and industry analysts; however, they are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Table 28
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2018
	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
	2018	2017
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.39%	10.95%	10.00%	14%	$178,305
Tier 1 capital to risk-weighted assets	10.58%	10.13%	8.00%	32%	$331,830
CET1 to risk-weighted assets	10.58%	10.13%	6.50%	63%	$524,539
Tier 1 capital to average assets	9.41%	9.10%	5.00%	88%	$637,119
Company regulatory capital ratios
Total capital to risk-weighted assets	12.62%	12.15%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.20%	10.10%	N/A	N/A	N/A
CET1 to risk-weighted assets	10.20%	9.68%	N/A	N/A	N/A
Tier 1 capital to average assets	8.90%	8.99%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.59%	8.33%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income, to tangible assets	8.95%	8.58%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.81%	9.31%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Overall, the Company's regulatory capital ratios increased compared to December 31, 2017 as a result of strong earnings, partially offset by the Northern States acquisition in the fourth quarter of 2018 and the impact of loan growth and securities purchases on risk-weighted assets. In addition, Tier 1 capital ratios were impacted by the phase-out of Tier 1 treatment of the Company's trust-preferred securities due to the Company surpassing $15 billion in total consolidated assets in 2018.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2018 and 2017 for the Company and the Bank, see Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Stock Repurchase Programs
The Company maintains a Board-approved stock repurchase program by which shares of Company common stock may be repurchased. Shares repurchased, whether as part of or outside of the Board-approved program, are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 138,324 treasury shares in 2018 and 133,907 treasury shares in 2017 pursuant to these plans.
Dividends
The Company's Board declared a quarterly cash dividend of $0.09 per share for the first quarter of 2016 and for each of the quarters through the first quarter of 2017. The Company increased the quarterly dividend to $0.10 per share for each of the quarters from the second quarter of 2017 through the fourth quarter of 2017. The Company increased the quarterly dividend to $0.11 per share in the first quarter of 2018 through the third quarter of 2018. The dividend for the fourth quarter of 2018 increased to $0.12, which represents the 144th consecutive cash dividend paid by the Company since its inception in 1983.

QUARTERLY EARNINGS
Table 29
Quarterly Earnings Performance(1)
(Dollar amounts in thousands, except per share data)

	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$159,527	$149,532	$142,088	$131,345	$129,585	$129,916	$126,516	$123,699
Interest expense	20,898	17,505	14,685	12,782	10,254	10,023	8,933	8,502
Net interest income	138,629	132,027	127,403	118,563	119,331	119,893	117,583	115,197
Provision for loan losses	9,811	11,248	11,614	15,181	8,024	10,109	8,239	4,918
Noninterest income	36,462	35,666	36,947	35,517	34,905	43,348	44,945	39,951
Noninterest expense	110,828	96,477	113,416	95,582	102,326	97,190	99,751	116,642
Income before income tax expense	54,452	59,968	39,320	43,317	43,886	55,942	54,538	33,588
Income tax expense	13,044	6,616	9,720	9,807	41,539	17,707	19,588	10,733
Net income	$41,408	$53,352	$29,600	$33,510	$2,347	$38,235	$34,950	$22,855
Basic earnings per common share	$0.39	$0.52	$0.29	$0.33	$0.02	$0.37	$0.34	$0.23
Diluted earnings per common share	$0.39	$0.52	$0.29	$0.33	$0.02	$0.37	$0.34	$0.23
Diluted earnings per common share, adjusted(2)	$0.48	$0.46	$0.40	$0.33	$0.34	$0.33	$0.35	$0.34
Dividends declared per common share	$0.12	$0.11	$0.11	$0.11	$0.10	$0.10	$0.10	$0.09
Return on average common equity	8.09%	10.99%	6.23%	7.19%	0.49%	8.10%	7.58%	5.20%
Return on average common equity, adjusted(2)	9.97%	9.73%	8.62%	7.19%	7.20%	7.14%	7.74%	7.76%
Return on average assets	1.06%	1.42%	0.81%	0.96%	0.07%	1.07%	1.00%	0.68%
Return on average assets, adjusted(2)	1.30%	1.26%	1.12%	0.96%	0.96%	0.95%	1.02%	1.01%
Tax-equivalent net interest income/margin	3.96%	3.92%	3.91%	3.80%	3.84%	3.86%	3.88%	3.89%

(1)	All ratios are presented on an annualized basis.

(2)	These ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
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

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest income, adjusted, noninterest expense, adjusted, effective income tax rate, adjusted, allowance for credit losses to loans, excluding acquired loans, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, adjusted.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (second, third and fourth quarters of 2018), income tax benefits (third quarter of 2018) revaluation of DTAs (fourth and third quarters of 2017), certain actions resulting in securities losses and gains (fourth quarter and third quarters of 2017), a special bonus to colleagues (fourth quarter of 2017), a charitable contribution to the First Midwest Charitable Foundation (fourth quarter of 2017), acquisition and integration related expenses associated with completed and pending acquisitions (all periods presented, excluding the first and second quarters of 2018 and fourth quarter of 2017), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), a net gain on sale-leaseback transaction (2016), and property valuation adjustments (2015). Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity is useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics is useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics enhances comparability for peer comparison purposes.
The Company presents noninterest income, adjusted, which excludes the accounting reclassification and net securities gains and noninterest expense, adjusted, which excludes Delivering Excellence implementation costs, acquisition and integration related expenses, the accounting reclassification, a special bonus to colleagues, a charitable contribution to the First Midwest Charitable Foundation, and a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation. In addition, the Company presents the effective income tax rate, adjusted, which excludes certain income tax benefits resulting from federal income tax reform and the revaluation of DTAs. Management believes that excluding these items from noninterest income, noninterest expense, and the effective income tax rate may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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
Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Earnings Per Share
Net income	$157,870	$98,387	$92,349	$82,064	$69,306
Net income applicable to non-vested restricted shares	(1,312)	(916)	(1,043)	(882)	(836)
Net income applicable to common shares	156,558	97,471	91,306	81,182	68,470
Adjustments to net income:
Delivering Excellence implementation costs	20,413	—	—	—	—
Tax effect of Delivering Excellence implementation costs	(5,104)	—	—	—	—
Acquisition and integration related expenses	9,613	20,123	14,352	1,389	13,872
Tax effect of acquisition and integration related expenses	(2,403)	(8,053)	(5,741)	(556)	(5,549)
Income tax benefits(1)	(7,798)	—	—	—	—
DTA revaluation	—	23,709	—	—	—
Losses from securities portfolio actions	—	2,160	—	—	—
Tax effect of losses from securities portfolio actions	—	(885)	—	—	—
Special bonus	—	1,915	—	—	—
Tax effect of special bonus	—	(785)	—	—	—
Charitable contribution	—	1,600	—	—	—
Tax effect of charitable contribution	—	(656)	—	—	—
Net gain on sale-leaseback transaction	—	—	(5,509)	—	—
Tax effect of net gain on sale-leaseback transaction	—	—	2,204	—	—
Lease cancellation fee	—	—	950	—	—
Tax effect of lease cancellation fee	—	—	(380)	—	—
Property valuation adjustments	—	—	—	8,581	—
Tax effect of property valuation adjustments	—	—	—	(3,432)	—
Total adjustments to net income, net of tax	14,721	39,128	5,876	5,982	8,323
Net income applicable to common shares, adjusted	$171,279	$136,599	$97,182	$87,164	$76,793
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,850	101,423	79,797	77,059	74,484
Dilutive effect of common stock equivalents	4	20	13	13	12
Weighted-average diluted common shares outstanding	102,854	101,443	79,810	77,072	74,496
Basic EPS	$1.52	$0.96	$1.14	$1.05	$0.92
Diluted EPS	$1.52	$0.96	$1.14	$1.05	$0.92
Diluted EPS, adjusted(2)	$1.67	$1.35	$1.22	$1.13	$1.03
Effective Tax Rate
Income before income tax expense	$197,057	$187,954	$138,520	$119,811	$100,476
Income tax expense	$39,187	$89,567	$46,171	$37,747	$31,170
Income tax benefits(1)	7,798	—	—	—	—
DTA revaluation	—	(23,709)	—	—	—
Income tax expense, adjusted	$46,985	$65,858	$46,171	$37,747	$31,170
Effective income tax rate	19.89%	47.65%	33.33%	31.51%	31.02%
Effective income tax rate, adjusted	23.84%	35.04%	33.33%	31.51%	31.02%
Return on Average Assets
Net income	$157,870	$98,387	$92,349	$82,064	$69,306
Total adjustments to net income, net of tax(2)	14,721	39,128	5,876	5,982	8,323
Net income, adjusted(2)	$172,591	$137,515	$98,225	$88,046	$77,629
Average assets	$14,801,581	$13,978,693	$10,934,240	$9,702,051	$8,677,712
Return on average assets(3)	1.07%	0.70%	0.84%	0.85%	0.80%
Return on average assets, adjusted(2)(3)	1.17%	0.98%	0.90%	0.91%	0.89%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$156,558	$97,471	$91,306	$81,182	$68,470
Intangibles amortization	7,444	7,865	4,682	3,920	2,888
Tax effect of intangibles amortization	(1,919)	(3,183)	(1,873)	(1,568)	(1,155)
Net income applicable to common shares, excluding intangibles amortization	162,083	$102,153	$94,115	$83,534	$70,203
Total adjustments to net income, net of tax(2)	14,721	39,128	5,876	5,982	8,323
Net income applicable to common shares, excluding intangibles amortization, adjusted(2)	176,804	$141,281	$99,991	$89,516	$78,526
Average stockholders' equity	$1,922,527	$1,832,880	$1,236,606	$1,132,058	$1,043,566
Less: average intangible assets	(753,588)	(751,292)	(363,112)	(332,269)	(290,303)
Average tangible common equity	$1,168,939	$1,081,588	$873,494	$799,789	$753,263
Return on average common equity	8.14%	5.32%	7.38%	7.17%	6.56%
Return on average common equity, adjusted(2)	8.91%	7.45%	7.86%	7.70%	7.36%
Return on average tangible common equity	13.87%	9.44%	10.77%	10.44%	9.32%
Return on average tangible common equity, adjusted(2)	15.13%	13.06%	11.45%	11.19%	10.42%
Efficiency Ratio Calculation
Noninterest expense	$416,303	$415,909	$339,500	$307,216	$283,826
Less:
Net OREO expense	(1,162)	(4,683)	(3,024)	(5,281)	(7,075)
Acquisition and integration related expenses	(9,613)	(20,123)	(14,352)	(1,389)	(13,872)
Delivering Excellence implementation costs	(20,413)	—	—	—	—
Special bonus	—	(1,915)	—	—	—
Charitable contribution	—	(1,600)	—	—	—
Lease cancellation fee	—	—	(950)	—	—
Property valuation adjustments	—	—	—	(8,581)	—
Total	$385,115	$387,588	$321,174	$291,965	$262,879
Tax-equivalent net interest income(3)	$520,896	$479,965	$358,334	$322,277	$288,589
Noninterest income	144,592	163,149	159,312	136,581	126,618
Less:
Net securities losses (gains)	—	1,876	(1,420)	(2,373)	(8,097)
Net gain on sale-leaseback	—	—	(5,509)	—	—
Gains on sales of properties	—	—	—	—	(3,954)
Loss on early extinguishment of debt	—	—	—	—	2,059
Total	$665,488	$644,990	$510,717	$456,485	$405,215
Efficiency ratio	57.87%	60.09%	62.89%	63.96%	64.87%
Efficiency ratio (prior presentation)(4)	N/A	59.73%	62.59%	63.57%	64.57%
Dividend Payout Ratio
Common dividends declared	$0.45	$0.39	$0.36	$0.36	$0.31
EPS	1.52	0.96	1.14	1.05	0.92
EPS, adjusted(2)	1.67	1.35	1.22	1.13	1.03
Dividend payout ratio	29.61%	40.63%	31.58%	34.17%	33.70%
Dividend payout ratio, adjusted(2)	26.95%	28.89%	29.51%	31.86%	30.10%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	As of December 31,
	2018	2017
Tangible Common Equity
Stockholders' equity	$2,054,998	$1,864,874
Less: goodwill and other intangible assets	(790,744)	(754,757)
Tangible common equity	1,264,254	1,110,117
Less: AOCI	52,512	33,036
Tangible common equity, excluding AOCI	$1,316,766	$1,143,153
Total assets	$15,505,649	$14,077,052
Less: goodwill and other intangible assets	(790,744)	(754,757)
Tangible assets	$14,714,905	$13,322,295
Risk-weighted assets	$12,892,180	$11,920,372
Tangible common equity to tangible assets	8.59%	8.33%
Tangible common equity, excluding AOCI, to tangible assets	8.95%	8.58%
Tangible common equity to risk-weighted assets	9.81%	9.31%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Performance
Net income	$41,408	$53,352	$29,600	$33,510	$2,347	$38,235	$34,950	$22,855
Net income applicable to non-vested restricted shares	(320)	(441)	(240)	(311)	(6)	(340)	(336)	(234)
Net income applicable to common shares	41,088	52,911	29,360	33,199	2,341	37,895	34,614	22,621
Adjustments to net income:
Acquisition and integration related expenses	9,553	60	—	—	—	384	1,174	18,565
Tax effect of acquisition and integration related expenses	(2,388)	(15)	—	—	—	(157)	(470)	(7,426)
Delivering Excellence implementation costs	3,159	2,239	15,015	—	—	—	—	—
Tax effect of Delivering excellence implementation costs	(790)	(560)	(3,754)	—	—	—	—	—
Income tax benefits	—	(7,798)	—	—	—	—	—	—
DTA revaluation	—	—	—	—	26,555	(2,846)	—	—
Losses (gains) from securities portfolio actions	—	—	—	—	5,357	(3,197)	—	—
Tax effect of losses (gains) from securities portfolio actions	—	—	—	—	(2,196)	1,311	—	—
Special bonus	—	—	—	—	1,915	—	—	—
Tax effect of special bonus	—	—	—	—	(785)	—	—	—
Charitable contribution	—	—	—	—	1,600	—	—	—
Tax effect of charitable contribution	—	—	—	—	(656)	—	—	—
Total adjustments to net income, net of tax	9,534	(6,074)	11,261	—	31,790	(4,505)	704	11,139
Net income applicable to common shareholders, adjusted	$50,622	$46,837	$40,621	$33,199	$34,131	$33,390	$35,318	$33,760
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	105,116	102,178	102,159	101,922	101,766	101,752	101,743	100,411
Dilutive effect of common stock equivalents	—	—	—	16	15	13	13	12
Weighted-average diluted common shares outstanding	105,116	102,178	102,159	101,938	101,787	101,772	101,763	100,432
Average stockholders' equity	$2,015,217	$1,909,330	$1,890,727	$1,873,419	$1,880,265	$1,855,647	$1,830,536	$1,763,538
Average assets	15,503,399	14,894,670	14,605,715	14,187,053	14,118,625	14,155,766	13,960,843	13,673,125
Diluted EPS	$0.39	$0.52	$0.29	$0.33	$0.02	$0.37	$0.34	$0.23
Diluted EPS, adjusted	$0.48	$0.46	$0.40	$0.33	$0.34	$0.33	$0.35	$0.34
Return on average common equity(5)	8.09%	10.99%	6.23%	7.19%	0.49%	8.10%	7.58%	5.20%
Return on average common equity, adjusted(2)(5)	9.97%	9.73%	8.62%	7.19%	7.20%	7.14%	7.74%	7.76%
Return on average assets(5)	1.06%	1.42%	0.81%	0.96%	0.07%	1.07%	1.00%	0.68%
Return on average assets, adjusted(2)(5)	1.30%	1.26%	1.12%	0.96%	0.96%	0.95%	1.02%	1.01%

(1)	Includes certain income tax benefits resulting from federal income tax reform.

(2)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

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

(5)	Annualized based on the actual number of days for each period presented.

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
Net Interest Income Sensitivity
The analysis of net interest income sensitivity assesses the magnitude of changes in net interest income over a twelve-month measurement period resulting from immediate changes in interest rates using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, immediate increases of 100, 200, and 300 basis points, and an immediate decrease of 100 and 200 basis points.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2018, consistent with December 31, 2017. See Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps.
As of December 31, 2018, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 97% of the total compared to 3% for floating rate interest-bearing deposits in other banks. This compares to investments comprising 93% of fixed rate securities and 7% of floating rate interest-bearing deposits in other banks as of December 31, 2017. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of December 31, 2018 or December 31, 2017. On the liability side of the balance sheet, 79% and 85% of deposits as of December 31, 2018 and 2017, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100	-200
As of December 31, 2018
Dollar change	$86,602	$57,888	$28,573	$(43,929)	$(87,438)
Percent change	15.3%	10.2%	5.0%	(7.8)%	(15.4)%
As of December 31, 2017
Dollar change	$70,999	$44,733	$33,099	$(44,579)	$(68,123)
Percent change	14.8%	9.3%	6.9%	(9.3)%	(14.2)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of December 31, 2018 would increase net interest income by $57.9 million, or 10.2%, over the next twelve months compared to no change in interest rates. This same measure was $44.7 million, or 9.3%, as of December 31, 2017.
Overall, positive interest rate risk volatility as of December 31, 2018 increased modestly compared to December 31, 2017. This increase was driven primarily by higher interest rates and a moderate change in cost of funds in addition to growth in floating rate loans funded with time deposits and fixed rate FHLB advances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Responsibility for Financial Statements
To Our Stockholders:
The accompanying consolidated financial statements of First Midwest Bancorp, Inc. (the "Company") were prepared by management, which is responsible for the integrity and objectivity of the data presented. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with United States ("U.S.") generally accepted accounting principles.
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

/s/ MICHAEL L. SCUDDER	/s/ PATRICK S. BARRETT
Michael L. Scudder	Patrick S. Barrett
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 1, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
Adoption of ASU 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1996.

Chicago, Illinois
March 1, 2019

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2018	2017
Assets
Cash and due from banks	$211,189	$192,800
Interest-bearing deposits in other banks	78,069	153,770
Trading securities, at fair value	—	20,447
Equity securities, at fair value	30,806	—
Securities available-for-sale, at fair value	2,272,009	1,884,209
Securities held-to-maturity, at amortized cost (fair value 2018 – $9,871; 2017 – $12,013)	10,176	13,760
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	80,302	69,708
Loans	11,446,783	10,437,812
Allowance for loan losses	(102,219)	(95,729)
Net loans	11,344,564	10,342,083
Other real estate owned ("OREO")	12,821	20,851
Premises, furniture, and equipment, net	132,502	123,316
Investment in bank-owned life insurance ("BOLI")	296,733	279,900
Goodwill and other intangible assets	790,744	754,757
Accrued interest receivable and other assets	245,734	221,451
Total assets	$15,505,649	$14,077,052
Liabilities
Noninterest-bearing deposits	$3,642,989	$3,576,190
Interest-bearing deposits	8,441,123	7,477,135
Total deposits	12,084,112	11,053,325
Borrowed funds	906,079	714,884
Senior and subordinated debt	203,808	195,170
Accrued interest payable and other liabilities	256,652	248,799
Total liabilities	13,450,651	12,212,178
Stockholders' Equity
Common stock	1,157	1,123
Additional paid-in capital	1,114,580	1,031,870
Retained earnings	1,192,767	1,074,990
Accumulated other comprehensive loss, net of tax	(52,512)	(33,036)
Treasury stock, at cost	(200,994)	(210,073)
Total stockholders' equity	2,054,998	1,864,874
Total liabilities and stockholders' equity	$15,505,649	$14,077,052

	December 31, 2018		December 31, 2017
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	115,672	—	112,351
Shares outstanding	—	106,375	—	102,717
Treasury shares	—	9,297	—	9,634

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest Income
Loans	$523,229	$463,331	$337,998
Investment securities – taxable	49,409	35,569	28,724
Investment securities – tax-exempt	5,060	6,296	8,737
Other short-term investments	4,794	4,520	2,873
Total interest income	582,492	509,716	378,332
Interest Expense
Deposits	37,774	16,184	9,863
Borrowed funds	15,388	9,100	6,313
Senior and subordinated debt	12,708	12,428	12,465
Total interest expense	65,870	37,712	28,641
Net interest income	516,622	472,004	349,691
Provision for loan losses	47,854	31,290	30,983
Net interest income after provision for loan losses	468,768	440,714	318,708
Noninterest Income
Service charges on deposit accounts	48,715	48,368	40,665
Wealth management fees	43,512	41,321	33,071
Card-based fees	17,024	28,992	29,104
Capital market products income	7,721	8,171	10,024
Mortgage banking income	7,094	8,131	10,162
Merchant servicing fees	1,465	10,340	12,533
Other service charges, commissions, and fees	9,425	9,843	9,542
Net securities gains (losses)	—	(1,876)	1,420
Other income	9,636	9,859	7,282
Net gain on sale-leaseback transaction	—	—	5,509
Total noninterest income	144,592	163,149	159,312
Noninterest Expense
Salaries and wages	181,164	182,507	151,341
Retirement and other employee benefits	43,104	41,886	33,309
Net occupancy and equipment expense	53,434	49,751	41,154
Professional services	32,681	33,689	25,122
Technology and related costs	19,220	18,068	14,765
Federal Deposit Insurance Corporation ("FDIC") premiums	10,584	8,987	6,268
Advertising and promotions	9,248	8,694	7,787
Amortization of other intangible assets	7,444	7,865	4,682
Net OREO expense	1,162	4,683	3,024
Merchant card expense	—	8,377	10,782
Cardholder expense	—	7,323	5,812
Other expenses	28,236	23,956	20,152
Delivering Excellence implementation costs	20,413	—	—
Acquisition and integration related expenses	9,613	20,123	14,352
Lease cancellation fee	—	—	950
Total noninterest expense	416,303	415,909	339,500
Income before income tax expense	197,057	187,954	138,520
Income tax expense	39,187	89,567	46,171
Net income	$157,870	$98,387	$92,349
Per Common Share Data
Basic earnings per common share ("EPS")	$1.52	$0.96	$1.14
Diluted EPS	1.52	0.96	1.14
Weighted-average common shares outstanding	102,850	101,423	79,797
Weighted-average diluted common shares outstanding	102,854	101,443	79,810

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income	$157,870	$98,387	$92,349
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(16,294)	12,641	(19,204)
Tax effect	4,342	(5,077)	7,682
Net of tax	(11,952)	7,564	(11,522)
Reclassification of net gains (losses) included in net income:
Before tax	—	(1,876)	1,420
Tax effect	—	771	(568)
Net of tax	—	(1,105)	852
Net unrealized holding (losses) gains	(11,952)	8,669	(12,374)
Derivative Instruments
Unrealized holding gains (losses):
Before tax	2,786	(4,333)	2,175
Tax effect	(789)	1,746	(883)
Net of tax	1,997	(2,587)	1,292
Unrecognized Net Pension Costs
Net unrealized holding (losses) gains
Before tax	(3,850)	2,988	(2,002)
Tax effect	1,018	(1,196)	563
Net of tax	(2,832)	1,792	(1,439)
Total other comprehensive (loss) income	(12,787)	7,874	(12,521)
Total comprehensive income	$145,083	$106,261	$79,828

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2015	$(10,271)	$(2,468)	$(15,650)	$(28,389)
Other comprehensive loss	(12,374)	1,292	(1,439)	(12,521)
Balance at December 31, 2016	(22,645)	(1,176)	(17,089)	(40,910)
Other comprehensive income	8,669	(2,587)	1,792	7,874
Balance at December 31, 2017	(13,976)	(3,763)	(15,297)	(33,036)
Adjustments to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(11,952)	1,997	(2,832)	(12,787)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)

(1)
As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2. "Recent Accounting Pronouncements."

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	77,952	$882	$446,672	$953,516	$(28,389)	$(226,413)	$1,146,268
Net income	—	—	—	92,349	—	—	92,349
Other comprehensive loss	—	—	—	—	(12,521)	—	(12,521)
Common dividends declared ($0.36 per common share)	—	—	—	(29,191)	—	—	(29,191)
Acquisition, net of issuance costs	3,042	31	54,865	—	—	—	54,896
Common stock issued	13	—	227	—	—	—	227
Restricted stock activity	326	—	(10,685)	—	—	8,012	(2,673)
Treasury stock issued to benefit plans	(8)	—	(21)	—	—	(133)	(154)
Share-based compensation expense	—	—	7,879	—	—	—	7,879
Balance at December 31, 2016	81,325	913	498,937	1,016,674	(40,910)	(218,534)	1,257,080
Net income	—	—	—	98,387	—	—	98,387
Other comprehensive income	—	—	—	—	7,874	—	7,874
Common dividends declared ($0.39 per common share)	—	—	—	(40,071)	—	—	(40,071)
Acquisition, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	9	—	240	—	—	—	240
Restricted stock activity	317	—	(11,855)	—	—	8,196	(3,659)
Treasury stock issued to benefit plans	(12)	—	3	—	—	(293)	(290)
Share-based compensation expense	—	—	11,223	—	—	—	11,223
Balance at December 31, 2017	102,717	1,123	1,031,870	1,074,990	(33,036)	(210,073)	1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	157,870	—	—	157,870
Other comprehensive loss	—	—	—	—	(12,787)	—	(12,787)
Common dividends declared ($0.45 per common share)	—	—	—	(46,782)	—	—	(46,782)
Acquisitions, net of issuance costs	3,311	33	83,270	—	—	—	83,303
Common stock issued	39	1	293	—	—	667	961
Restricted stock activity	311	—	(12,983)	—	—	8,562	(4,421)
Treasury stock issued to benefit plans	(3)	—	68	—	—	(150)	(82)
Share-based compensation expense	—	—	12,062	—	—	—	12,062
Balance at December 31, 2018	106,375	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998

(1)
As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2. "Recent Accounting Pronouncements."

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$157,870	$98,387	$92,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	47,854	31,290	30,983
Depreciation of premises, furniture, and equipment	15,865	13,995	12,804
Net amortization of premium on securities	15,348	16,142	13,653
Net securities losses (gains)	—	1,876	(1,420)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(5,562)	(7,078)	(8,931)
Net (gains) losses on sales and valuation adjustments of OREO	(347)	585	1,196
Amortization of the FDIC indemnification asset	1,208	1,208	1,185
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	5,227	(125)	(4,762)
BOLI income	(5,835)	(5,946)	(3,647)
Net pension cost (income)	1,447	981	(513)
Share-based compensation expense	12,062	11,223	7,879
Tax benefit (expense) related to share-based compensation	258	349	(197)
Provision for deferred income tax expense (benefit)	26,309	(4,077)	(1,367)
Amortization of other intangible assets	7,444	7,865	4,682
Originations of mortgage loans held-for-sale	(224,303)	(254,030)	(238,192)
Proceeds from sales of mortgage loans held-for-sale	245,967	258,626	246,642
Net decrease in equity securities	964	—	—
Net increase in trading securities	—	(2,527)	(1,026)
Net (increase) decrease in accrued interest receivable and other assets	(44,246)	121,577	(76,902)
Net (decrease) increase in accrued interest payables and other liabilities	(4,346)	(56,055)	47,315
Net cash provided by operating activities	253,184	234,266	121,731
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	331,026	349,444	360,303
Proceeds from sales of securities available-for-sale	24,974	629,843	53,186
Purchases of securities available-for-sale	(735,701)	(733,440)	(933,317)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,584	8,546	8,077
Purchases of securities held-to-maturity	—	(15)	(5,352)
Net purchases of FHLB stock	(10,040)	(7,330)	(18,276)
Net increase in loans	(770,039)	(457,501)	(714,213)
Proceeds from claims on BOLI, net of premiums paid	(49)	1,722	1,588
Proceeds from sales of OREO	16,953	19,326	7,539
Proceeds from sales of premises, furniture, and equipment	4,561	18,031	152,863
Purchases of premises, furniture, and equipment	(27,800)	(16,123)	(19,083)
Net cash received from acquisitions	160,145	41,717	57,347
Net cash used in investing activities	(1,002,386)	(145,780)	(1,049,338)
Financing Activities
Net increase in deposit accounts	567,627	200,848	135,944
Net increase (decrease) in borrowed funds	172,977	(164,124)	711,496
Net proceeds from the issuance of subordinated debt	—	—	146,484
Payments for the retirement of senior and subordinated debt	—	—	(153,500)
Cash dividends paid	(44,293)	(37,129)	(29,198)
Restricted stock activity	(4,421)	(3,659)	(2,673)
Net cash provided by (used in) financing activities	691,890	(4,064)	808,553
Net (decrease) increase in cash and cash equivalents	(57,312)	84,422	(119,054)
Cash and cash equivalents at beginning of year	346,570	262,148	381,202
Cash and cash equivalents at end of year	$289,258	$346,570	$262,148

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(1,108)	$15,191	$57,553
Interest paid to depositors and creditors	60,569	36,424	27,400
Dividends declared, but unpaid	12,674	10,185	7,243
Common stock issued for acquisitions, net of issuance costs	83,303	534,090	54,896
Non-cash transfers of loans to OREO	6,027	6,255	4,173
Non-cash transfers of loans held-for-investment to loans held-for-sale	15,060	48,999	93,981
Non-cash transfer of trading securities and securities available-for-sale to equity securities	27,855	—	—

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Chicago, Illinois with operations throughout metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. The Company operates three wholly-owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Premier Asset Management LLC ("Premier"). The Bank conducts the majority of the Company's operations, Catalyst manages certain non-performing assets of the Company, and Premier is a registered investment advisor providing advisory services to certain of the Company's wealth management clients.
The Company is engaged in commercial and retail banking and offers a full range of commercial, retail, treasury management, and wealth management products and services to commercial and industrial, agricultural, commercial real estate, municipal, and consumer customers.
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
Securities – Securities are classified as held-to-maturity, equity, or available-for-sale at the time of purchase.
Securities Held-to-Maturity – Securities classified as held-to-maturity are securities for which management has the intent and ability to hold to maturity. These securities are stated at cost and adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities using the effective interest method.
Equity Securities – The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. These securities are carried at fair value with changes in fair value recognized in net income.
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
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment, (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, (iii) its intent to hold the security until its value recovers, and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities gains (losses) in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is separated into the amount related to credit deterioration, which is recognized through income as a realized loss, and the amount resulting from other factors, which is recognized in other comprehensive loss.
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
Acquired and Covered Loans – Covered loans consist of loans acquired by the Company in Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, which are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Certain loans that were previously classified as covered loans are no longer covered under the FDIC Agreements, and are included in acquired loans. Covered loans and acquired loans are included within loans held-for-investment.
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
Commercial loans and loans secured by real estate are charged-off when deemed uncollectible. A loss is recorded if the net realizable value of the underlying collateral is less than the outstanding principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, consumer secured, and single payment loans, are usually charged-off no later than the end of the month in which the loan becomes 120 days past due.
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
Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. Impairment testing performed using a qualitative approach assesses recent events and circumstances to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, macroeconomic conditions, industry and market specific conditions and trends, the Company's financial performance, market capitalization, stock price, and Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more-likely-than-not that an impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative two-step goodwill impairment test. In the first step, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of the reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill.
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
Earnings per Common Share – EPS is computed using the two-class method. Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, which contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

2.  RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Revenue from Contracts with Customers: In May of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March of 2016, the FASB issued an amendment to this guidance to clarify the implementation of guidance on principal versus agent consideration. Additional amendments to clarify the implementation guidance on the identification of performance obligations and licensing were issued in April of 2016 and narrow-scope improvements and practical expedients were issued in May of 2016. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2017, and must be applied either retrospectively or using the modified retrospective approach.
The Company's revenue is comprised of net interest income on financial assets and liabilities, which is excluded from the scope of this guidance, and noninterest income. The primary sources of revenue within noninterest income are service charges on deposit accounts, wealth management fees, card-based fees, and merchant servicing fees. The adoption of this guidance on January 1, 2018, using the modified retrospective approach, affected how the Company presents merchant servicing fees, merchant card expenses, card-based fees, and cardholder expenses, which are presented on a gross basis within noninterest income and noninterest expense for the prior period and are presented on a net basis within noninterest income for the current period. Total expenses of $16.1 million for the year ended December 31, 2018 were netted in noninterest income. The adoption of this guidance did not impact net income; therefore, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the reclassification of merchant card expenses and cardholder expenses.
A description of the Company's revenue streams accounted for under the scope of this guidance follows:
Service charges on deposit accounts – Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based and, therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received as a direct charge to customers' accounts. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to service charges on deposit accounts for the year ended December 31, 2018.
Wealth management fees – Wealth management fees represents quarterly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each quarter, which is generally the time that payment is received. Also included are fees received from a third-party broker-dealer as part of a revenue-sharing agreement. These fees are paid to us by the third-party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. As a result of the adoption of this guidance, there was no impact to the method of recognizing revenue related to wealth management fees for the year ended December 31, 2018.
Card-based fees, net – Card-based fees, net consists of debit and credit card interchange fees for processing transactions, as well as various fees for automated teller machine ("ATM") and point-of-sale transactions processed through the related networks. Interchange, ATM, and point-of-sale fees from cardholder transactions represent a percentage of the underlying transaction value or a flat fee and are recognized daily in connection with the transaction processing services provided to the cardholder. Card-based fees are presented net of certain contract costs associated with the debit, credit and ATM card interchange networks. As a result of the adoption of this guidance, $7.5 million of cardholder expenses are netted against card-based fees for the year ended December 31, 2018.
Merchant servicing fees, net – Merchant servicing fees, net is included in other service charges, commissions, and fees in the Consolidated Statements of Income. The Company acts in an agency capacity with respect to its merchants to process their debit and credit card transactions, deriving revenue from assisting another entity in transactions with the Company's customers. Merchant servicing fees represent a percentage of the underlying net transaction volume or a flat fee and are recognized monthly. Merchant servicing fees are presented net of certain contract costs associated with the third-party merchant processor. As a result of the adoption of this guidance, $8.6 million of merchant card expenses are netted against merchant servicing fees for the year ended December 31, 2018.
Amendments to Guidance on Classifying and Measuring Financial Instruments: In January of 2016, the FASB issued ASU 2016-01 that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value. Any subsequent changes in fair value will be recognized in net income unless the investments qualify for a new practicability exception. Equity securities totaling $30.8 million are no longer classified as trading securities or securities available-for-sale. This guidance also requires entities to adjust the fair value disclosures for financial instruments carried at amortized cost from an entry price to an exit price. No changes were made to the guidance for classifying and measuring investments in debt securities and loans. Except as discussed above, the adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Classification of Certain Cash Receipts and Cash Payments: In August of 2016, the FASB issued ASU 2016-15 clarifying certain cash flow presentation and classification issues to reduce diversity in practice. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Income Taxes: In October of 2016, the FASB issued ASU 2016-16 that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Clarifying the Definition of a Business: In January of 2017, the FASB issued ASU 2017-01 that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of this guidance on January 1, 2018 did not impact the Company's financial condition, results of operations, or liquidity.
Presentation of Defined Benefit Retirement Plan Costs: In March of 2017, the FASB issued ASU 2017-07 that changes how employers that sponsor defined pension and or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of net periodic benefit cost are required to be presented separately from the line item(s) that includes the service cost. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Share-based Payment Award Modifications: In May of 2017, the FASB issued ASU 2017-09 to reduce diversity in practice by clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The adoption of this guidance on January 1, 2018 did not materially impact the Company's financial condition, results of operations, or liquidity.
Derivatives and Hedging: In August of 2017, the FASB issued ASU 2017-12 to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted, and the Company elected to do so on January 1, 2018, which did not materially impact the Company's financial condition, results of operations, or liquidity.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February of 2018, the FASB issued ASU 2018-02 that requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted and the Company elected to do so on January 1, 2018, which resulted in the reclassification of $6.8 million of stranded tax effects from accumulated other comprehensive loss to retained earnings as of the beginning of the period of adoption.
Accounting Pronouncements Pending Adoption
Leases: In February of 2016, the FASB issued ASU 2016-02 to increase transparency and comparability across entities for leasing arrangements. This guidance requires lessees to recognize assets and liabilities for most leases. For lessors, this guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. In addition, this guidance clarifies criteria for the determination of whether a contract is or contains a lease. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted.
The Company will adopt this guidance on January 1, 2019, which will result in the recognition of right-of-use assets and an increase in the associated lease liabilities for its operating leases of approximately $145 million. The amount of right-of-use assets and associated lease liabilities recorded upon adoption will be based on the present value of future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. In addition, First Midwest Bank (the "Bank") entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain of $47.3 million after tax will be recognized immediately as a cumulative-effect adjustment to equity. As a result, the deferred gain will no longer be accreted as a reduction to lease expense in net occupancy and equipment expense in the amount of approximately $6.0 million annually. See Note 8 "Premises, Furniture, and Equipment" for additional discussion of the sale-leaseback transaction. Management expects the adoption of the guidance will materially increase assets, liabilities, and equity, but does not expect it will materially impact the Company's results of operations or liquidity.
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued ASU 2016-13 that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. Management is evaluating the guidance and the impact to the Company's financial condition, results of operations, or liquidity.
Accounting for Goodwill Impairment: In January of 2017, the FASB issued ASU 2017-04 that simplifies the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill using the second step of the quantitative two-step goodwill impairment model prescribed under current accounting guidance. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. This guidance is effective for annual and interim goodwill impairment testing dates beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Premium Amortization on Purchased Callable Debt Securities: In March of 2017, the FASB issued ASU 2017-08 that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Improvements to Nonemployee Share-based Payment Accounting: In June of 2018, the FASB issued ASU 2018-07 that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Changes to the Disclosure Requirements for Fair Value Measurement: In August of 2018, the FASB issued ASU 2018-13 that eliminates, modifies, and adds to certain fair value measurement disclosure requirements associated with the three-tiered fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Changes to the Disclosure Requirements for Defined Benefit Plans: In August of 2018, the FASB issued ASU 2018-14 that makes minor changes and clarifications to the disclosure requirements for entities that sponsor defined benefit plans. This guidance is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: In August of 2018, the FASB issued ASU 2018-15 to reduce diversity in practice by clarifying when implementation costs are required to be capitalized in a cloud computing arrangement that is a service contract. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Derivatives and Hedging, Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes: In October of 2018, the FASB issued ASU 2018-16 adding the overnight index swap rate based on the SOFR to the list of United States benchmark interest rates eligible for hedge accounting purposes. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.  ACQUISITIONS
Pending Acquisitions
Bridgeview Bancorp, Inc.
On December 6, 2018, the Company entered into a merger agreement to acquire Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. As of September 30, 2018, Bridgeview had approximately $1.2 billion of assets, $1.1 billion of deposits, and $800 million of loans, excluding Bridgeview's mortgage division, which the Company is not acquiring. The merger agreement provides for a fixed exchange ratio of 0.2767 shares of Company common stock, plus $1.79 in cash, for each share of Bridgeview common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $145 million. The acquisition is subject to customary regulatory approvals, the approval of Bridgeview's stockholders, and the completion of various closing conditions, and is expected to close in the second quarter of 2019.
Completed Acquisitions
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser based in Milwaukee, Wisconsin with approximately $800.0 million of assets under management at closing.
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation, ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $578.7 million of total assets, $463.2 million of deposits, and $284.9 million of loans. Under the terms of the merger agreement, on October 12, 2018, each outstanding share of Northern States common stock, excluding shares held in treasury or otherwise owned by the Company or Northern States, was canceled and converted into the right to receive 0.0363 of a share of Company common stock. The merger consideration totaled $83.3 million and resulted in the Company issuing 3,310,912 shares of Company common stock. Goodwill of $29.3 million associated with the acquisition was recorded by the Company. All Northern States operating systems were converted during the fourth quarter of 2018. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Premier Asset Management LLC
On February 28, 2017, the Company completed its acquisition of Premier, a registered investment adviser based in Chicago, Illinois with approximately $550.0 million of assets under management at closing. During 2018, the Company finalized the fair value adjustments associated with the Premier transaction, which required a measurement period adjustment of $1.9 million to increase goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.
Standard Bancshares, Inc.
On January 6, 2017, the Company completed its acquisition of Standard Bancshares, Inc. ("Standard") the holding company for Standard Bank and Trust Company. At closing, the Company acquired $2.6 billion of total assets, $2.0 billion of deposits, and $1.8 billion of loans. Under the terms of the merger agreement, each outstanding share of Standard common stock was canceled and converted into the right to receive 0.4350 of a share of Company common stock. The merger consideration totaled $580.7 million, which consisted of 21,057,085 shares of Company common stock and $47.1 million of cash. Goodwill of $345.3 million associated with the acquisition was recorded by the Company. All operating systems were converted during the first quarter of 2017. During 2017, the Company finalized the fair value adjustments associated with the Standard transaction.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Northern States and Standard transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Northern States	Standard
	October 12, 2018	January 6, 2017
Assets
Cash and due from banks and interest-bearing deposits in other banks	$160,145	$102,149
Equity securities	3,915	—
Securities available-for-sale	47,149	214,107
FHLB and FRB stock	554	3,247
Loans	284,924	1,762,303
OREO	2,549	8,424
Investment in BOLI	11,104	55,629
Goodwill	29,343	345,334
Other intangible assets	12,230	31,072
Premises, furniture, and equipment	7,039	56,517
Accrued interest receivable and other assets	19,717	60,278
Total assets	$578,669	$2,639,060
Liabilities
Noninterest-bearing deposits	$346,714	$675,354
Interest-bearing deposits	116,446	1,348,520
Total deposits	463,160	2,023,874
Borrowed funds	18,218	—
Senior and subordinated debt	8,038	—
Accrued interest payable and other liabilities	5,950	34,471
Total liabilities	495,366	2,058,345
Consideration Paid
Common stock (2018 - 3,310,912, shares issued at $25.16 per share, 2017 - 21,057,085 share issued at $25.34 per share), net of issuance costs	83,303	533,590
Cash paid	—	47,125
Total consideration paid	83,303	580,715
	$578,669	$2,639,060
Expenses related to the acquisition and integration of completed and pending transactions totaled $9.6 million, $20.1 million and $14.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income.

4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2018				2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$37,925	$17	$(175)	$37,767	$46,529	$—	$(184)	$46,345
U.S. agency securities	144,125	45	(1,607)	142,563	157,636	197	(986)	156,847
Collateralized mortgage obligations ("CMOs")	1,336,531	3,362	(24,684)	1,315,209	1,113,019	121	(17,954)	1,095,186
Other mortgage-backed securities ("MBSs")	477,665	520	(11,251)	466,934	373,676	201	(4,334)	369,543
Municipal securities	229,600	461	(2,874)	227,187	209,558	693	(1,260)	208,991
Corporate debt securities	86,074	—	(3,725)	82,349	—	—	—	—
Equity securities(1)	—	—	—	—	7,408	194	(305)	7,297
Total securities available-for-sale	$2,311,920	$4,405	$(44,316)	$2,272,009	$1,907,826	$1,406	$(25,023)	$1,884,209
Securities Held-to-Maturity
Municipal securities	$10,176	$—	$(305)	$9,871	$13,760	$—	$(1,747)	$12,013
Equity Securities(1)				$30,806				$—
Trading Securities(1)				$—				$20,447

(1)
As a result of accounting guidance adopted in 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2. "Recent Accounting Pronouncements."

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$113,548	$111,755	$7,580	$7,353
After one year to five years	176,349	173,565	2,236	2,169
After five years to ten years	207,827	204,546	360	349
After ten years	—	—	—	—
Securities that do not have a single contractual maturity date	1,814,196	1,782,143	—	—
Total	$2,311,920	$2,272,009	$10,176	$9,871
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.2 billion for December 31, 2018 and $1.1 billion for December 31, 2017. No securities held-to-maturity were pledged as of December 31, 2018 or 2017.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2018 or 2017.

During the years ended December 31, 2018, 2017, and 2016 there were no material gross trading gains (losses). The following table presents net realized gains (losses) on securities available-for-sale for the three years ended December 31, 2018.
Securities Available-for-Sale Gains (Losses)
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Gains (losses) on sales of securities:
Gross realized gains	$—	$5,478	$1,589
Gross realized losses	—	(7,354)	(169)
Net realized gains (losses) on sales of securities	—	(1,876)	1,420
Non-cash impairment charges:
OTTI	—	—	—
Net realized gains (losses)	$—	$(1,876)	$1,420
There were no net securities gains (losses) recognized during the year ended December 31, 2018. Securities of $47.1 million were acquired in the Northern States transaction during the fourth quarter of 2018, of which $25.0 million were sold shortly after the acquisition and resulted in no gains or losses as they were recorded at fair value upon acquisition. During 2017, net realized losses on sales of securities consisted primarily of sales of CMOs and trust-preferred collateralized debt obligations at net losses of $3.2 million and partially offset by sales of municipal and other securities at net gains of $1.3 million. Net securities gains for 2016 consisted primarily of sales of municipal securities at net gains of $1.1 million and equity securities at net gains of $304,000.
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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the years ended December 31, 2018, 2017, and 2016.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$—	$23,345	$23,345
OTTI included in earnings(1):
Reduction for securities sales(2)	—	(23,345)	—
Ending balance	$—	$—	$23,345

(1)	Included in net securities gains (losses) in the Consolidated Statements of Income.

(2)	These reductions were driven by the sale of 11 CDOs with a carrying value of $47.7 million during the year ended December 31, 2017.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2018 and 2017.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2018
Securities Available-for-Sale
U.S. treasury securities	17	$15,894	$57	$13,886	$118	$29,780	$175
U.S. agency securities	74	34,263	320	93,227	1,287	127,490	1,607
CMOs	234	171,901	1,671	863,747	23,013	1,035,648	24,684
MBSs	118	135,791	1,715	284,273	9,536	420,064	11,251
Municipal securities	423	60,863	558	109,935	2,316	170,798	2,874
Corporate debt securities	16	82,349	3,725	—	—	82,349	3,725
Total	882	$501,061	$8,046	$1,365,068	$36,270	$1,866,129	$44,316
Securities Held-to-Maturity
Municipal securities	5	$—	$—	$9,871	$305	$9,871	$305

As of December 31, 2017
Securities Available-for-Sale
U.S. treasury securities	20	$19,918	$87	$26,427	$97	$46,345	$184
U.S. agency securities	72	66,899	300	58,021	686	124,920	986
CMOs	211	365,131	3,265	633,227	14,689	998,358	17,954
MBSs	86	126,136	902	210,017	3,432	336,153	4,334
Municipal securities	265	35,500	479	81,360	781	116,860	1,260
Equity securities(1)	2	391	214	6,386	91	6,777	305
Total	656	$613,975	$5,247	$1,015,438	$19,776	$1,629,413	$25,023
Securities Held-to-Maturity
Municipal securities	8	$—	$—	$12,013	$1,747	$12,013	$1,747

(1)
As a result of accounting guidance adopted in 2018, equity securities are no longer presented within securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2018 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Commercial and industrial	$4,120,293	$3,529,914
Agricultural	430,928	430,886
Commercial real estate:
Office, retail, and industrial	1,820,917	1,979,820
Multi-family	764,185	675,463
Construction	649,337	539,820
Other commercial real estate	1,361,810	1,358,515
Total commercial real estate	4,596,249	4,553,618
Total corporate loans	9,147,470	8,514,418
Home equity	851,607	827,055
1-4 family mortgages	1,017,181	774,357
Installment	430,525	321,982
Total consumer loans	2,299,313	1,923,394
Total loans	$11,446,783	$10,437,812
Deferred loan fees included in total loans	$6,715	$4,986
Overdrawn demand deposits included in total loans	8,583	8,587
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. As part of the underwriting process, the Company examines current and expected future cash flows to determine the ability of the borrower to repay its obligation. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value due to the success of the business or economic conditions. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans substantially depend on the ability of the borrower to collect amounts due from its customers. Some short-term loans may be made on an unsecured basis.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in real estate markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria. The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets.
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
The Bank is a member of the FHLB and FRB and has access to financing secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. The carrying value of loans that were pledged to secure liabilities as of December 31, 2018 and 2017 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2018	2017
Loans pledged to secure:
FHLB advances (blanket pledge)	$4,443,268	$4,587,240
FRB's Discount Window Primary Credit Program	1,166,128	1,099,712
Total	$5,609,396	$5,686,952
As of both December 31, 2018 and 2017, based on loans pledged under a blanket pledge agreement noted in the table above, the Bank was eligible to borrow up to $2.5 billion in FHLB advances. As of December 31, 2018 and 2017, the Bank was eligible to borrow up to $881.1 million and $843.6 million, respectively, through the FRB's Discount Window Primary Credit Program based on assets pledged. For additional disclosure related to the Company's outstanding balance of borrowings, see Note 11, "Borrowed Funds."
Loan Sales
The following table presents loan sales for the years ended December 31, 2018, 2017, and 2016.
Loan Sales
(Dollar amounts in thousands)

	As of December 31,
	2018	2017	2016
Corporate loan sales
Proceeds from sales	$17,900	$52,974	$54,681
Less book value of loans sold	17,498	51,781	52,821
Net gains on corporate sales(1)	402	1,193	1,860
1-4 family mortgage loan sales
Proceeds from sales	245,967	258,626	290,383
Less book value of loans sold	240,807	252,741	283,312
Net gains on 1-4 family mortgage sales(2)	5,160	5,885	7,071
Total net gains on loan sales	$5,562	$7,078	$8,931

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.
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
Non-residential mortgage loans related to FDIC-assisted transactions are no longer covered under the FDIC Agreements. These non-residential loans, which totaled $10.4 million and $12.7 million as of December 31, 2018 and 2017, respectively, are included in acquired loans and no longer classified as covered loans. The losses on residential mortgage loans will continue to be covered under the FDIC Agreements through various dates between December 31, 2019 and September 30, 2020.
The following table presents acquired and covered PCI and Non-PCI loans as of December 31, 2018 and 2017.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2018			2017
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$108,049	$1,247,492	$1,355,541	$130,694	$1,512,664	$1,643,358
Covered loans	5,819	4,869	10,688	6,759	11,789	18,548
Total acquired and covered loans	$113,868	$1,252,361	$1,366,229	$137,453	$1,524,453	$1,661,906
The outstanding balance of PCI loans was $175.2 million and $210.7 million as of December 31, 2018 and 2017, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $458.0 million and $366.0 million as of December 31, 2018 and 2017, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements. The Company was in compliance with those requirements as of December 31, 2018, 2017, and 2016.
A rollforward of the carrying value of the FDIC indemnification asset for the three years ended December 31, 2018 is presented in the following table.
Changes in the FDIC Indemnification Asset
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$3,314	$4,522	$3,903
Amortization	(1,208)	(1,208)	(1,185)
Change in expected reimbursements from the FDIC for changes in expected credit losses	(237)	(792)	330
Net payments to the FDIC	235	792	1,474
Ending balance	$2,104	$3,314	$4,522

Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$32,957	$19,386	$24,912
Additions	3,699	27,316	3,981
Accretion	(12,354)	(15,529)	(8,063)
Other(1)	19,423	1,784	(1,444)
Ending balance	$43,725	$32,957	$19,386

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for December 31, 2018, 2017, and 2016 was $19.5 million, $33.9 million, and $14.6 million, respectively.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2018 and 2017. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual(2)	90 Days or More Past Due, Still Accruing Interest
As of December 31, 2018
Commercial and industrial	$4,085,164	$8,832	$26,297	$35,129	$4,120,293	$33,507	$422
Agricultural	428,357	940	1,631	2,571	430,928	1,564	101
Commercial real estate:
Office, retail, and industrial	1,803,059	8,209	9,649	17,858	1,820,917	6,510	4,081
Multi-family	759,402	1,487	3,296	4,783	764,185	3,107	189
Construction	645,774	3,419	144	3,563	649,337	144	—
Other commercial real estate	1,353,442	4,921	3,447	8,368	1,361,810	2,854	2,197
Total commercial real estate	4,561,677	18,036	16,536	34,572	4,596,249	12,615	6,467
Total corporate loans	9,075,198	27,808	44,464	72,272	9,147,470	47,686	6,990
Home equity	843,217	6,285	2,105	8,390	851,607	5,393	104
1-4 family mortgages	1,009,925	4,361	2,895	7,256	1,017,181	3,856	1,147
Installment	428,836	1,648	41	1,689	430,525	—	41
Total consumer loans	2,281,978	12,294	5,041	17,335	2,299,313	9,249	1,292
Total loans	$11,357,176	$40,102	$49,505	$89,607	$11,446,783	$56,935	$8,282
As of December 31, 2017
Commercial and industrial	$3,490,783	$34,620	$4,511	$39,131	$3,529,914	$40,580	$1,830
Agricultural	430,221	280	385	665	430,886	219	177
Commercial real estate:
Office, retail, and industrial	1,970,564	3,156	6,100	9,256	1,979,820	11,560	345
Multi-family	672,098	3,117	248	3,365	675,463	377	20
Construction	539,043	198	579	777	539,820	209	371
Other commercial real estate	1,353,263	2,545	2,707	5,252	1,358,515	3,621	317
Total commercial real estate	4,534,968	9,016	9,634	18,650	4,553,618	15,767	1,053
Total corporate loans	8,455,972	43,916	14,530	58,446	8,514,418	56,566	3,060
Home equity	820,099	4,102	2,854	6,956	827,055	5,946	98
1-4 family mortgages	770,120	2,145	2,092	4,237	774,357	4,412	—
Installment	319,178	2,407	397	2,804	321,982	—	397
Total consumer loans	1,909,397	8,654	5,343	13,997	1,923,394	10,358	495
Total loans	$10,365,369	$52,570	$19,873	$72,443	$10,437,812	$66,924	$3,555

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $58,000 and $763,000 as of December 31, 2018 and December 31, 2017, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2018, 2017, and 2016 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Year Ended December 31, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(36,477)	(2,286)	(5)	(1)	(410)	(8,806)	—	(47,985)
Recoveries	2,946	334	3	125	1,532	1,681	—	6,621
Net charge-offs	(33,531)	(1,952)	(2)	124	1,122	(7,125)	—	(41,364)
Provision for loan losses and other	41,016	(1,144)	(68)	(1,432)	(2,569)	12,051	200	48,054
Ending Balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Year Ended December 31, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(22,885)	(190)	—	(38)	(755)	(6,955)	—	(30,823)
Recoveries	4,150	2,935	39	270	244	1,541	—	9,179
Net charge-offs	(18,735)	2,745	39	232	(511)	(5,414)	—	(21,644)
Provision for loan losses and other	33,817	(9,344)	(766)	(195)	(847)	8,625	—	31,290
Ending balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Year Ended December 31, 2016
Beginning balance	$37,074	$13,124	$2,469	$1,440	$6,109	$13,414	$1,225	$74,855
Charge-offs	(9,982)	(4,707)	(307)	(134)	(2,932)	(5,231)	—	(23,293)
Recoveries	2,451	337	97	56	524	1,298	—	4,763
Net charge-offs	(7,531)	(4,370)	(210)	(78)	(2,408)	(3,933)	—	(18,530)
Provision for loan losses and other	11,166	8,841	1,002	2,082	4,038	3,854	(225)	30,758
Ending balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2018 and 2017.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2018
Commercial, industrial, and agricultural	$32,415	$4,514,349	$4,457	$4,551,221	$3,961	$58,947	$368	$63,276
Commercial real estate:
Office, retail, and industrial	5,057	1,799,304	16,556	1,820,917	748	5,984	1,168	7,900
Multi-family	3,492	747,030	13,663	764,185	—	2,154	310	2,464
Construction	—	644,499	4,838	649,337	—	2,019	154	2,173
Other commercial real estate	1,545	1,305,444	54,821	1,361,810	—	4,180	754	4,934
Total commercial real estate	10,094	4,496,277	89,878	4,596,249	748	14,337	2,386	17,471
Total corporate loans	42,509	9,010,626	94,335	9,147,470	4,709	73,284	2,754	80,747
Consumer	—	2,279,780	19,533	2,299,313	—	20,094	1,378	21,472
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$42,509	$11,290,406	$113,868	$11,446,783	$4,709	$94,578	$4,132	$103,419
As of December 31, 2017
Commercial, industrial, and agricultural	$38,718	$3,909,380	$12,702	$3,960,800	$10,074	$45,293	$424	$55,791
Commercial real estate:
Office, retail, and industrial	10,810	1,954,435	14,575	1,979,820	—	9,333	1,663	10,996
Multi-family	621	660,771	14,071	675,463	—	2,436	98	2,534
Construction	—	530,977	8,843	539,820	—	3,331	150	3,481
Other commercial real estate	1,468	1,291,723	65,324	1,358,515	—	5,415	966	6,381
Total commercial real estate	12,899	4,437,906	102,813	4,553,618	—	20,515	2,877	23,392
Total corporate loans	51,617	8,347,286	115,515	8,514,418	10,074	65,808	3,301	79,183
Consumer	—	1,901,456	21,938	1,923,394	—	15,533	1,013	16,546
Reserve for unfunded commitments	—	—	—	—	—	1,000	—	1,000
Total loans	$51,617	$10,248,742	$137,453	$10,437,812	$10,074	$82,341	$4,314	$96,729

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2018 and 2017. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2018				2017
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$7,550	$23,349	$49,102	$3,960	$4,234	$34,484	$53,192	$10,074
Agricultural	1,318	198	3,997	1	—	—	—	—
Commercial real estate:
Office, retail, and industrial	1,861	3,196	6,141	748	7,154	3,656	14,246	—
Multi-family	3,492	—	3,492	—	621	—	621	—
Construction	—	—	—	—	—	—	—	—
Other commercial real estate	1,545	—	1,612	—	1,468	—	1,566	—
Total commercial real estate	6,898	3,196	11,245	748	9,243	3,656	16,433	—
Total impaired loans individually evaluated for impairment	$15,766	$26,743	$64,344	$4,709	$13,477	$38,140	$69,625	$10,074
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2018, 2017, and 2016. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$33,732	$225	$33,956	$1,059	$9,178	$104
Agricultural	2,026	32	279	101	—	—
Commercial real estate:
Office, retail, and industrial	8,105	892	13,106	325	12,867	291
Multi-family	2,404	66	441	28	479	11
Construction	—	—	7	136	63	—
Other commercial real estate	2,179	406	1,615	41	2,809	86
Total commercial real estate	12,688	1,364	15,170	530	16,218	388
Total impaired loans	$48,445	$1,621	$49,404	$1,690	$25,396	$492

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans as of December 31, 2018 and 2017.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of December 31, 2018
Commercial and industrial	$3,952,066	$74,878	$59,842	$33,507	$4,120,293
Agricultural	407,542	10,070	11,752	1,564	430,928
Commercial real estate:
Office, retail, and industrial	1,735,426	35,853	43,128	6,510	1,820,917
Multi-family	745,131	9,273	6,674	3,107	764,185
Construction	624,446	16,370	8,377	144	649,337
Other commercial real estate	1,294,128	47,736	17,092	2,854	1,361,810
Total commercial real estate	4,399,131	109,232	75,271	12,615	4,596,249
Total corporate loans	$8,758,739	$194,180	$146,865	$47,686	$9,147,470
As of December 31, 2017
Commercial and industrial	$3,388,133	$70,863	$30,338	$40,580	$3,529,914
Agricultural	413,946	10,989	5,732	219	430,886
Commercial real estate:
Office, retail, and industrial	1,903,737	25,546	38,977	11,560	1,979,820
Multi-family	665,496	7,395	2,195	377	675,463
Construction	521,911	10,184	7,516	209	539,820
Other commercial real estate	1,304,337	29,624	20,933	3,621	1,358,515
Total commercial real estate	4,395,481	72,749	69,621	15,767	4,553,618
Total corporate loans	$8,197,560	$154,601	$105,691	$56,566	$8,514,418

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

(3)	Loans categorized as non-accrual exhibit a well-defined weakness that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $630,000 as of December 31, 2018 and $657,000 as of December 31, 2017.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2018
Home equity	$846,214	$5,393	$851,607
1-4 family mortgages	1,013,325	3,856	1,017,181
Installment	430,525	—	430,525
Total consumer loans	$2,290,064	$9,249	$2,299,313
As of December 31, 2017
Home equity	$821,109	$5,946	$827,055
1-4 family mortgages	769,945	4,412	774,357
Installment	321,982	—	321,982
Total consumer loans	$1,913,036	$10,358	$1,923,394

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2018 and 2017. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2018			2017
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$246	$5,994	$6,240	$264	$18,959	$19,223
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	4,236	4,236
Multi-family	557	—	557	574	149	723
Construction	—	—	—	—	—	—
Other commercial real estate	181	—	181	192	—	192
Total commercial real estate	738	—	738	766	4,385	5,151
Total corporate loans	984	5,994	6,978	1,030	23,344	24,374
Home equity	113	327	440	86	738	824
1-4 family mortgages	769	291	1,060	680	451	1,131
Installment	—	—	—	—	—	—
Total consumer loans	882	618	1,500	766	1,189	1,955
Total loans	$1,866	$6,612	$8,478	$1,796	$24,533	$26,329

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were no specific reserves related to TDRs as of December 31, 2018, and there were $2.0 million specific reserves related to TDRs as of December 31, 2017.
There were no material restructurings during the year ended December 31, 2018. The following table presents a summary of loans that were restructured during the years ended December 31, 2017, and 2016.
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

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. No TDRs had payment defaults during the years ended December 31, 2018, and 2017 where the default occurred within twelve months of the restructure date. For the year ended December 31, 2016, one home equity TDR totaling $119,000 defaulted within twelve months of the restructure date.
A rollforward of the carrying value of TDRs for the years ended December 31, 2018, 2017, and 2016 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Accruing
Beginning balance	$1,796	$2,291	$2,743
Additions	—	15,819	—
Net payments	(50)	(1,923)	(120)
Returned to performing status	—	—	—
Net transfers from (to) non-accrual	120	(14,391)	(332)
Ending balance	1,866	1,796	2,291
Non-accrual
Beginning balance	24,533	6,297	2,324
Additions	527	14,570	6,205
Net payments	(14,403)	(4,380)	(1,072)
Charge-offs	(3,925)	(6,345)	(1,492)
Transfers to OREO	—	—	—
Loans sold	—	—	—
Net transfers (to) from accruing	(120)	14,391	332
Ending balance	6,612	24,533	6,297
Total TDRs	$8,478	$26,329	$8,588
There were $3.8 million of commitments to lend additional funds to borrowers with TDRs as of December 31, 2018 and there were no material commitments to lend additional funds to borrowers with TDRs as of December 31, 2017.
8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Land	$28,187	$30,470
Premises	122,003	123,873
Furniture and equipment	127,421	115,013
Total cost	277,611	269,356
Accumulated depreciation	(148,831)	(148,248)
Net book value of premises, furniture, and equipment	128,780	121,108
Assets held-for-sale	3,722	2,208
Premises, furniture, and equipment, net	$132,502	$123,316
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party 55 branches and concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. Remaining pre-tax gains were $65.5 million and $74.6 million as of December 31, 2018 and 2017, respectively and are accreted as a reduction to lease expense in net occupancy and equipment expense in the Consolidated Statement of Income on a straight-line basis over the initial terms of the lease. Upon adoption of new lease guidance on January 1, 2019, the pre-tax gain will be recognized immediately as a cumulative-effect adjustment to equity in the Consolidated Statements of Financial Condition. For additional detail regarding the new lease guidance see Note 2 "Recent Accounting Pronouncements".
As of December 31, 2018 and 2017, assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $15.9 million in 2018, $14.0 million in 2017, and $12.8 million in 2016.
Operating Leases
As of December 31, 2018, the Company was obligated to utilize certain premises and equipment under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2033. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018.
Future Minimum Operating Lease Payments
(Dollar amounts in thousands)

Total
Year Ending December 31,
2019	$15,811
2020	16,780
2021	16,976
2022	16,967
2023	17,100
2024 and thereafter	117,806
Total minimum lease payments	$201,440

The Company assumed certain operating leases related to various branches in previous acquisitions. An intangible liability is recorded when the cash flows of a lease exceed its fair market value. This intangible liability is accreted into income as a reduction to net occupancy and equipment expense using the straight-line method over the initial term of each lease, which expire between 2022 and 2030. The intangible liability is included in accrued interest and other liabilities in the Consolidated Statements of Financial Condition.
The following table presents the remaining scheduled accretion of the intangible liability by year.
Scheduled Accretion of Operating Lease Intangible
(Dollar amounts in thousands)

Total
Year Ending December 31,
2019	$648
2020	648
2021	648
2022	639
2023	612
2024 and thereafter	2,745
Total accretion	$5,940
The following table presents net operating lease expense for the years ended December 31, 2018, 2017, and 2016.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Lease expense charged to operations	$24,880	$18,666	$11,207
Accretion of operating lease intangible(1)	(972)	(1,180)	(1,171)
Accretion of deferred gain on sale-leaseback transaction(1)	(9,126)	(5,872)	(1,473)
Rental income from premises leased to others(1)	(510)	(682)	(527)
Net operating lease expense	$14,272	$10,932	$8,036

(1)	Included as reductions to net occupancy and equipment expense in the Consolidated Statements of Income.
9.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2018. It was determined that no impairment existed as of that date or as of December 31, 2018. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017, and 2016.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$697,608	$340,879	$319,007
Acquisitions	31,201	356,729	21,872
Ending balance	$728,809	$697,608	$340,879
The increase in goodwill for the year ended December 31, 2018 resulted from the Northern States acquisition and measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Premier acquisition. During the year ended December 31, 2017 the increase resulted from the Standard and Premier acquisitions and measurement period adjustments related to the NI Bancshares acquisition. During the year ended December 31, 2016, the increase in goodwill resulted from the NI Bancshares acquisition and measurement period adjustments related to the Peoples Bancorp, Inc. acquisition. See Note 3, "Acquisitions," for additional detail regarding transactions completed in 2018 and 2017.
The Company's other intangible assets consist of core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that its carrying amount may not be recoverable. The increase in other intangible assets for the year ended December 31, 2018 resulted from the Northern States acquisition. The increase in other intangible assets for the year ended December 31, 2017 resulted from the Standard and Premier acquisitions. During 2018 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2018			2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$97,976	$40,827	$57,149	$58,959	$32,962	$25,997	$48,550	$28,280	$20,270
Additions	12,230	—	12,230	39,017	—	39,017	10,409	—	10,409
Amortization expense	—	7,444	(7,444)	—	7,865	(7,865)	—	4,682	(4,682)
Ending balance	$110,206	$48,271	$61,935	$97,976	$40,827	$57,149	$58,959	$32,962	$25,997
Weighted-average remaining life (in years)			7.8			8.3			7.6
Estimated remaining useful lives (in years)			0.7 to 9.8			0.2 to 9.3			0.6 to 9.3
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending December 31,
2019	$8,296
2020	8,246
2021	8,170
2022	8,090
2023	7,713
2024 and thereafter	21,420
Total	$61,935
10.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Demand deposits	$3,642,989	$3,576,190
Savings deposits	2,053,494	2,011,999
NOW accounts	2,063,213	1,962,304
Money market deposits	1,783,512	1,856,049
Time deposits less than $100,000	1,348,664	904,882
Time deposits greater than $100,000	1,192,240	741,901
Total deposits	$12,084,112	$11,053,325

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year Ending December 31,
2019	$1,907,914
2020	535,237
2021	60,897
2022	19,380
2023	17,299
2024 and thereafter	177
Total	$2,540,904

11.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Securities sold under agreements to repurchase	$121,079	$124,884
FHLB advances	785,000	590,000
Total borrowed funds	$906,079	$714,884
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2018, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. See Note 5, "Loans," for detail of the carrying value of loans pledged. As of December 31, 2018, FHLB advances had fixed interest rates that range from 2.51% to 2.58% and maturity dates that range from January 2, 2019 to March 1, 2019.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 19 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2018 and 2017.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
FRBs Discount Window Primary Credit Program	$881,113	$843,618
Available federal funds lines	684,000	667,000
Correspondent bank line of credit	50,000	50,000

On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2018, the Company entered into a second amendment to this credit facility, which extends the maturity to September 26, 2019. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management may use this line of credit for general corporate purposes. As of December 31, 2018 and 2017, no amount was outstanding under the facility.
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.
12.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2018	2017
Subordinated notes	September 2016	September 2026	5.875%	$147,282	$146,927
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,803	37,801
Great Lakes Statutory Trust II ("GLST II")(1)	December 2005	December 2035	L+1.400%(2)	4,580	4,486
Great Lakes Statutory Trust III ("GLST III")(1)	June 2007	September 2037	L+1.700%(2)	6,071	5,956
Northern States Statutory Trust I ("NSST I")(1)	September 2005	September 2035	L+1.800%(2)	8,072	—
Total junior subordinated debentures				56,526	48,243
Total senior and subordinated debt				$203,808	$195,170

(1)
The junior subordinated debentures related to GLST II, GLST III, and NSST I were assumed by the Company through acquisitions. These amounts include acquisition adjustment discounts that total $6.0 million and $4.0 million as of December 31, 2018 and 2017, respectively.

(2)	The interest rates are a variable rate, based on three-month LIBOR plus 1.400%, 1.700% and $1.800% for GLST II, GLST III, and NSST I, respectively.
Junior Subordinated Debentures
FMCT, GLST II, GLST III and NSST I are Delaware statutory business trusts. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of each trust. Therefore, each trust's ability to pay amounts due on the trust-preferred securities is solely dependent on the Company making payments on the related junior subordinated debentures. The trust-preferred securities are subject to mandatory redemption, in whole or in part, on repayment of the junior subordinated debentures at the stated maturity date or on redemption. The Company guarantees payments of distributions and redemptions on the trust-preferred securities on a limited basis.
For regulatory capital purposes, the Tier 1 capital treatment of trust-preferred securities ended during 2018 due to asset growth, and those securities are instead treated as Tier 2 capital. The statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.
13.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On October 12, 2018, the Company issued 3,310,912 shares of it $0.01 par value common stock at a price of $25.16 as part of the consideration in the Northern States acquisition. Additional information regarding the Northern States acquisition is presented in Note 3, "Acquisitions."
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
Quarterly Dividend on Common Shares
The Company's Board of Directors (the "Board") declared cash dividends on the Company's common stock of $0.09 per share for the first quarter of 2016, and for each of the quarters through the first quarter of 2017. The Company increased the quarterly cash dividend to $0.10 per share for each of the quarters from the second quarter of 2017 through the fourth quarter of 2017. The Company increased the quarterly cash dividend to $0.11 per share for the first through the third quarters of 2018 and increased the quarterly cash dividend to $0.12 per share for the fourth quarter of 2018.
Other than share-based compensation which is disclosed in Note 17, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2018.
14.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net income	$157,870	$98,387	$92,349
Net income applicable to non-vested restricted shares	(1,312)	(916)	(1,043)
Net income applicable to common shares	$156,558	$97,471	$91,306
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	102,850	101,423	79,797
Dilutive effect of common stock equivalents	4	20	13
Weighted-average diluted common shares outstanding	102,854	101,443	79,810
Basic EPS	$1.52	$0.96	$1.14
Diluted EPS	1.52	0.96	1.14
Anti-dilutive shares not included in the computation of diluted EPS(1)	27	229	494

(1)
This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock. The final outstanding stock options were exercised during the first quarter of 2018.

15.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Current income tax expense (benefit):
Federal	$13,497	$93,540	$46,748
State	(619)	104	790
Total	12,878	93,644	47,538
Deferred income tax expense (benefit):
Federal	14,489	(12,219)	(7,786)
State	11,820	8,142	6,419
Total	26,309	(4,077)	(1,367)
Total income tax expense	$39,187	$89,567	$46,171

Federal income tax reform was enacted on December 22, 2017. The new law enacted various changes to the federal corporate income tax, the most impactful being the reduction in the corporate tax rate to a flat 21%. In conjunction with federal income tax reform, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to provide guidance on the accounting for the tax law change under GAAP. SAB 118 requires that the final determination of the impacts of federal income tax reform be completed within a measurement period not to exceed one year from the date of enactment. In compliance with that mandate, the Company has completed its accounting for the impact of federal income tax reform in the fourth quarter of 2018. As of December 31, 2017, the Company's revaluation of its deferred tax assets and liabilities at the newly enacted 21% rate resulted in additional tax expense of $26.6 million. Upon further refinement of our calculations, a benefit of $8.7 million was recorded in the year ended December 31, 2018.
Federal income tax expense and the related effective income tax rate are influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income as well as state income taxes. State income tax expense and the related effective income tax rate are driven by both the amount of state tax-exempt income in relation to pre-tax income and state tax rules for consolidated/combined reporting and sourcing of income and expense. In addition to the impacts of federal income tax reform mentioned above, the Company recognized a $2.8 million benefit in 2017 as a result of changes in Illinois income tax rates.
Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$41,382	21.0%	$65,784	35.0%	$48,482	35.0%
(Decrease) increase in income taxes resulting from:
Deferred tax asset revaluation	(8,721)	(4.4)	23,709	12.6	—	—
Tax-exempt income, net of interest expense disallowance	(3,104)	(1.6)	(5,065)	(2.7)	(5,439)	(3.9)
State income tax, net of federal income tax effect	8,846	4.5	5,069	2.7	4,323	3.1
Other	784	0.4	70	0.1	(1,195)	(0.9)
Total	$39,187	19.9%	$89,567	47.7%	$46,171	33.3%
The decrease in income tax expense and the effective tax rate from the years ended December 31, 2017 to 2018 was due primarily to the decrease in the applicable federal income tax rate from 35% to 21% and the 2018 recognition of $8.7 million of income tax benefits resulting from federal income tax reform, partially offset by higher pre-tax income subject to tax at statutory rates and a decrease in tax-exempt income. The increase in income tax expense and the effective tax rate from the years ended December 31, 2016 to 2017 resulted primarily from downward revaluation of deferred tax assets by $26.6 million as a result of federal income tax reform, higher pre-tax income subject to tax at statutory rates, and a decrease in tax-exempt income, partly offset by a $2.8 million benefit due to a change in the Illinois income tax rate.
As of December 31, 2018, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $5.8 million, as well as $2.5 million for both December 31, 2017 and 2016, for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Deferred tax assets:
Allowance for credit losses	$19,591	$20,285
Deferred gain on sale-leaseback transaction	13,752	15,668
Federal net operating loss ("NOL") carryforwards	8,871	—
Equity based compensation	3,971	3,605
State NOL carryforwards	3,293	3,384
Non-equity based compensation	2,210	897
OREO	1,460	2,089
Deferred incentives	1,382	29
Property valuation adjustments	1,214	69
AMT and other credit carryforwards	244	667
Other	8,179	12,419
Total deferred tax assets	64,167	59,112
Deferred tax liabilities:
Accrued retirement benefits	(8,502)	(3,517)
Fixed assets	(7,322)	(1,660)
Deferred loan fees and costs	(4,985)	(4,169)
Cancellation of indebtedness income	—	(641)
Acquisition adjustments	(686)	2,489
Other	(2,823)	(2,449)
Total deferred tax liabilities	(24,318)	(9,947)
Deferred tax valuation allowance	—	—
Net deferred tax assets	39,849	49,165
Tax effect of adjustments related to other comprehensive (loss) income	20,280	15,571
Net deferred tax assets including adjustments	$60,129	$64,736
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2028	$42,242	$—
Illinois gross NOL carryforwards, begin to expire in 2024	209,802	188,995
Indiana gross NOL carryforwards, begin to expire in 2025	14,260	16,174
Wisconsin gross NOL carryforwards, begin to expire in 2032	1,212	—
AMT credits	—	410
During the year ended December 31, 2018, the Company recorded net deferred tax assets of $17.0 million related to the Northern States acquisition. During the year ended December 31, 2017, the Company recorded net deferred tax assets of $41.5 million related to the Standard acquisition and a measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the NI Bancshares acquisition.
During the years ended December 31, 2018 and 2017, the Company transferred certain loans into Real Estate Mortgage Investment Conduit trusts which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.

Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2015, except for amended changes to 2014 federal and Illinois tax returns.
Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$16,248	$2,039	$1,408
Additions for tax positions relating to the current year	1,209	845	640
Additions for tax positions relating to prior years	582	13,389	—
Reductions for tax positions relating to prior years	(60)	(25)	(9)
Reductions for settlements with taxing authorities	(1,629)	—	—
Ending balance	$16,350	$16,248	$2,039
Interest and penalties not included above(1):
Interest (income) expense, net of tax effect, and penalties	$(21)	$118	$49
Accrued interest and penalties, net of tax effect, at end of year	170	191	73

(1)	Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next twelve months. Included in the balance as of December 31, 2018, 2017, and 2016 are tax positions totaling $13.1 million, $12.9 million and $1.4 million, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
16.  EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan") that covers qualified employees who meet certain eligibility requirements. The Profit Sharing Plan gives qualified employees the option to contribute up to 100% (including certain highly compensated employees) of their pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. In addition, the Company makes a matching contribution of 4% of the eligible employee's compensation. On an annual basis, the Company automatically contributes 2% of the employee's eligible compensation regardless of voluntary contributions made by the employee. There is also a discretionary profit sharing component of the Profit Sharing Plan, which permits the Company to distribute up to 15% of the employee's compensation. The Company's matching contributions vest immediately, while the automatic and discretionary components vest over six years.
Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Profit sharing expense(1)	$7,803	$7,346	$6,171
Company dividends received by the Profit Sharing Plan	$457	$441	$494
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	1,047,213	1,079,975	1,175,858
Fair value	$20,745	$25,930	$29,667

(1)	Included in retirement and other employee benefits in the Consolidated Statements of Income.

Pension Plan
The Company sponsors the Pension Plan which provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of new participants. Effective on January 1, 2014, benefit accruals were frozen under the Pension Plan.
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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Accumulated benefit obligation	$58,271	$67,923
Change in projected benefit obligation
Beginning balance	$67,923	$68,959
Service cost	—	—
Interest cost	2,031	1,712
Settlements	(7,199)	(6,271)
Actuarial (gain) loss	(3,717)	4,240
Benefits paid	(767)	(717)
Ending balance	$58,271	$67,923
Change in fair value of plan assets
Beginning balance	$66,159	$65,189
Actual return on plan assets	(6,983)	7,958
Benefits paid	(767)	(717)
Employer contributions	25,000	—
Settlements	(7,199)	(6,271)
Ending balance	$76,210	$66,159
Funded status recognized in the Consolidated Statements of Financial Condition
Noncurrent asset (liability)	$17,939	$(1,764)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	$—	$—
Net loss	29,345	25,495
Net amount recognized	$29,345	$25,495
Actuarial losses included in accumulated other comprehensive loss as a percent of
Accumulated benefit obligation	50.4%	37.5%
Fair value of plan assets	38.5%	38.5%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year
Prior service cost	$—	$—
Net loss	426	561
Net amount expected to be recognized	$426	$561
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation
Discount rate	4.10%	3.45%
To estimate the interest cost component of the net periodic benefit expense for the Pension Plan, the Company utilizes a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the

Company's policy to amortize the Pension Plan's net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2018 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive (loss) income is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost
Interest cost	$2,031	$1,712	$1,635
Expected return on plan assets	(3,820)	(3,802)	(4,057)
Recognized net actuarial loss	533	591	571
Amortization of prior service cost	—	—	—
Recognized settlement loss	2,703	2,480	1,338
Net periodic cost (income)	1,447	981	(513)
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive (loss) income
Net loss for the period	(7,086)	(83)	(3,911)
Amortization of net loss	3,236	3,071	1,909
Total unrealized (loss) gain	(3,850)	2,988	(2,002)
Total recognized in net periodic pension cost and other comprehensive (loss) income	$(5,297)	$2,007	$(1,489)
Weighted-average assumptions used to determine the net periodic cost
Discount rate	3.45%	3.86%	3.99%
Expected return on plan assets	5.75%	6.25%	6.50%
Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets(1)
			2018	2017
Asset Category
Equity securities	50 - 60%	$46,772	61%	60%
Fixed income	30 - 48%	27,887	37%	35%
Cash equivalents	2 - 10%	1,551	2%	5%
Total		$76,210	100%	100%

(1)	Additional information regarding the fair value of Pension Plan assets as of December 31, 2018 can be found in Note 21, "Fair Value."
As of December 31, 2018, the equity securities category allocation was outside the target range due to improved market performance. Subsequent to December 31, 2018, the Pension Plan assets were rebalanced and all asset categories were within the target allocation.
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
The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long-term horizon to satisfy the Pension Plan obligations. In establishing its investment and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The investment strategies established by the Company's Retirement Plan Committee provide for growth of capital with a moderate level of volatility by investing assets according to the target allocations stated above and reallocating those assets as needed to stay within those allocations. Investments are weighted toward publicly traded securities. Investment strategies that include alternative asset classes, such as private equity hedge funds and real estate, are generally avoided.
The following table presents estimated future pension benefit payments under the Pension Plan for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible.
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2019	$5,589
2020	5,000
2021	4,681
2022	4,978
2023	3,827
2024-2027	19,488
17.  SHARE-BASED COMPENSATION
The Company maintains various equity-based compensation plans in order to grant equity awards to certain key employees and non-employee directors.
Share-Based Plans
First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan ("2018 Stock and Incentive Plan") – In May of 2018, the Company's stockholders approved the 2018 Stock and Incentive Plan which succeeds the Omnibus Stock and Incentive Plan ("Omnibus Plan") described below, under which the Company has ceased making new awards. The Company's stockholders authorized an additional 2,000,000 shares of the Company's common stock for award under the plan, with the remaining shares eligible for issuance under the Omnibus Plan now being eligible for issuance under the 2018 Stock and Incentive Plan. The 2018 Stock and Incentive Plan allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees.
The Company's current equity compensation program for key employees includes restricted stock, restricted stock units, and performance shares. Both restricted stock and restricted stock unit awards vest over three years, with 50% vesting on the second anniversary of the grant date and the remaining 50% vesting on the third anniversary of the grant date, provided the employee remains employed by the Company during this period (subject to accelerated vesting under certain circumstances in the event of a change-in-control or upon certain terminations of employment, as set forth in the applicable award agreement). The fair value of the awards is determined based on the average of the high and low price of the Company's common stock on the grant date.
For participants who are granted performance shares, they may earn performance shares totaling between 0% and 200% of the number of performance shares granted based on achieving certain performance metrics. Performance shares may be earned based on achieving an internal metric (core return on average tangible common equity) and an external metric (relative total shareholder return) over a three year period. Each metric is weighted at 50% of the total award opportunity. If earned, and assuming continued employment, the performance shares vest one-third on the March 15th immediately following the end of the performance period, one-third vest the following March 15th and the remaining one-third vest on the second March 15th. Beginning with awards granted in 2018, the performance shares will vest completely, to the extent earned and assuming continued employment, on the March 15th immediately following the end of the performance period. The fair value of the performance shares that are dependent on the internal metric is determined based on the average of the high and low stock price on the grant date. An estimate is made as to the number of shares expected to vest as a result of actual performance against the internal metric to determine the amount of compensation expense to be recognized, which is re-evaluated quarterly. The fair value of the performance shares that are dependent on the external metric is determined using a Monte Carlo simulation model on the grant date assuming 100% of the shares are earned and issued.
The Company has not granted stock options since 2008. Through the end of 2008, certain key employees were granted nonqualified stock options. The option exercise price is the average of the high and low price of the Company's common stock on the grant date. There are no outstanding stock options as of December 31, 2018.

Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allowed for the grant of both incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other awards to certain key employees. Effective May 16, 2018, the Omnibus Plan has been succeeded by the 2018 Stock and Incentive Plan and the Company no longer makes awards under the Omnibus Plan. All outstanding equity awards granted prior to the approval of the 2018 Stock and Incentive Plan will continue to be governed by the Omnibus Plan.
Nonemployee Directors Stock Plan (the "Directors Plan") – In 1997, the Board adopted the Directors Plan, which provided for the grant of equity awards to non-management Board members. Until 2008, only nonqualified stock options were issued under the Directors Plan. There are no outstanding stock options as of December 31, 2018.
In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards, among other items. Since 2015, non-management members receive fully vested shares of the Company's common stock rather than restricted stock.
The 2018 Stock and Incentive Plan, the Omnibus Plan, and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2018
	Shares Authorized	Shares Available For Grant
2018 Stock and Incentive Plan(1)	3,254,706	3,223,548
Directors Plan	481,250	116,532

(1)
The shares of the Company's Common Stock underlying all outstanding equity awards governed by the Omnibus Plan that are canceled, forfeited, or expire will be available for issuance under the 2018 Stock and Incentive Plan.

Stock Options
Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2018
	Number of Options	Weighted Average Exercise Price
Options outstanding beginning balance	232	$25.19
Exercised	(42)	12.17
Expired	(190)	28.10
Options outstanding ending balance	—	$—
Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the grant date using a Black-Scholes option-pricing model. No stock options were granted and no stock option award modifications were made during the three years ended December 31, 2018.

Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2018
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	1,053	$20.36	466	$18.16
Granted	427	24.96	133	24.96
Vested	(454)	17.54	(97)	17.54
Forfeited	(79)	22.86	(34)	22.86
Non-vested awards ending balance	947	$23.32	468	$19.88
In addition, non-management board members received, in the aggregate, 14,000 shares and 16,000 shares of common stock during the years ended December 31, 2018 and 2017, respectively.
Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$24.96	$24.71	$17.28
Total fair value of restricted stock, restricted stock unit, and performance share awards vested during the year	10,870	13,760	12,231
Income tax benefit realized from the vesting/release of restricted stock, restricted stock unit, and performance share awards	2,970	4,007	2,529
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
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Total share-based compensation expense(1)	$12,062	$11,223	$7,879
Income tax benefit	3,365	4,601	3,152
Share-based compensation expense, net of tax	$8,697	$6,622	$4,727
Unrecognized compensation expense	$13,982	$13,266	$9,990
Weighted-average amortization period remaining (in years)	1.2	1.3	1.3

(1)	Comprised of restricted stock, restricted stock unit, and performance share awards expense.
18.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $149.2 million as of December 31, 2018 and $121.0 million as of December 31, 2017 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2019 of $149.9 million plus its net profits for 2019, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
As of December 31, 2018, the Company and the Bank met all capital adequacy requirements. As of December 31, 2018, the Bank was "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and the Bank to be categorized as "well-capitalized."
Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2018
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,626,489	12.62	$1,273,103	9.875	N/A	N/A
First Midwest Bank	1,463,026	11.39	1,268,662	9.875	$1,284,721	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,315,098	10.20	1,015,259	7.875	N/A	N/A
First Midwest Bank	1,359,607	10.58	1,011,718	7.875	1,027,777	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,315,432	10.20	821,876	6.375	N/A	N/A
First Midwest Bank	1,359,607	10.58	819,009	6.375	835,068	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,315,098	8.90	591,293	4.000	N/A	N/A
First Midwest Bank	1,359,607	9.41	577,991	4.000	722,488	5.00
As of December 31, 2017
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,448,124	12.15	$1,102,634	9.250	N/A	N/A
First Midwest Bank	1,300,809	10.95	1,099,133	9.250	$1,188,252	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,204,468	10.10	864,227	7.250	N/A	N/A
First Midwest Bank	1,204,080	10.13	861,482	7.250	950,601	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,153,939	9.68	685,421	5.750	N/A	N/A
First Midwest Bank	1,204,080	10.13	683,245	5.750	772,364	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,204,468	8.99	536,200	4.000	N/A	N/A
First Midwest Bank	1,204,080	9.10	529,147	4.000	661,434	5.00
N/A – Not applicable.
In July of 2013, the Federal Reserve published final rules (the "Basel III Capital Rules") implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee"). The phase-in period for the final rules began for the Company on January 1, 2015, and was completed on January 1, 2019.
Under the Basel III Capital Rules, bank holding companies with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include trust-preferred securities in Additional Tier 1 Capital. During 2018, the Company surpassed $15 billion in consolidated assets as the result of both organic growth and acquisition-related activity. As a result, the Tier 1 treatment of its outstanding trust-preferred securities ended, and those securities are instead treated as Tier 2 capital. As of December 31, 2018, the Company had $60.7 million of trust-preferred securities included in Tier 2 capital.

Since full phase-in on January 1, 2019, the Basel III Capital Rules have required the Company and the Bank to maintain the following:

•	A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).

•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).

•
A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).

•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that were phased-in over a four-year period through January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In November of 2017, the Federal Reserve issued a final rule that retains certain existing transition provisions related to deductions from and adjustments to CET1. Examples of these include the requirement that mortgage servicing rights, deferred tax assets depending on future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to exclude these items.
The Company and the Bank believe they would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect as of December 31, 2018 and 2017.
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
In December of 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

19.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Fair Value Hedges
The Company hedges the fair value of fixed rate commercial real estate loans using interest rate swaps through which the Company pays fixed amounts and receives variable amounts. These derivative contracts are designated as fair value hedges. The Company did not have any fair value hedges as of December 31, 2018.
Fair Value Hedges
(Dollar amounts in thousands)

As of December 31,
2017
Gross notional amount outstanding	$5,458
Derivative liability fair value in other liabilities	(101)
Weighted-average interest rate received	3.38%
Weighted-average interest rate paid	5.96%
Weighted-average maturity (in years)	0.84
Fair value of derivative(1)	$110

(1)	This amount represents the fair value if credit risk related contingent features were triggered.
Changes in the fair value of fair value hedges are recognized in other noninterest income in the Consolidated Statements of Income.
Cash Flow Hedges
As of December 31, 2018, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.1 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $740.0 million began on various dates between June of 2015 and December of 2018, and mature between June of 2019 and December of 2021. The remaining forward starting interest rate swaps totaling $400.0 million begin on various dates between April of 2019 and February of 2021 and mature between December of 2021 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.53% as of December 31, 2018. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Gross notional amount outstanding	$2,280,000	$1,960,000
Derivative asset fair value in other assets(1)	6,889	3,989
Derivative liability fair value in other liabilities(1)	(11,328)	(10,219)
Weighted-average interest rate received	2.12%	1.58%
Weighted-average interest rate paid	2.20%	1.61%
Weighted-average maturity (in years)	1.53	2.25

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of December 31, 2018, the Company estimates that $1.8 million will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2018 and 2017, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $7.7 million, $8.2 million, and $10.0 million was recorded in noninterest income for the years ended December 31, 2018, 2017, and 2016, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Gross notional amount outstanding	$3,085,226	$2,665,358
Derivative asset fair value in other assets(1)	25,168	17,079
Derivative liability fair value in other liabilities(1)	(17,533)	(14,930)
Fair value of derivative(2)	18,013	15,059

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which resuts in no fair value.

(2)	This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2018 and 2017. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the years ended December 31, 2018 and 2017, and 2016.
Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
(Dollar amounts in thousands)

	Years Ended December 30,
	2018	2017	2016
(Gains) losses recognized in other comprehensive income
Interest rate swaps in interest income	$18,776	$11,150	$(4,674)
Interest rate swaps in interest expense	(20,500)	(8,025)	(1,068)
Reclassification of (gains) losses included in net income
Interest rate swaps in interest income	$2,611	$5,159	$7,641
Interest rate swaps in interest expense	(3,673)	(3,951)	(4,074)

The following table presents the impact of derivative instruments on net interest income for the years ended December 31, 2018, 2017, and 2016.
Hedge Income
(Dollar amounts in thousands)

	Years Ended December 30,
	2018	2017	2016
Fair Value Hedges
Interest rate swaps in interest income	$(92)	$(167)	$(413)
Cash Flow Hedges
Interest rate swaps in interest income	2,611	5,159	7,641
Interest rate swaps in interest expense	(3,673)	(3,951)	(4,074)
Total cash flow hedges	(1,062)	1,208	3,567
Total net (losses) gains on hedges	$(1,154)	$1,041	$3,154
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2018 and 2017, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2018 and 2017.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$32,057	$28,861	$21,068	$25,250
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	32,057	28,861	21,068	25,250
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(11,678)	(11,678)	(16,880)	(16,880)
Cash collateral pledged	(9,060)	(3,506)	—	(8,370)
Net credit exposure	$11,319	$13,677	$4,188	$—

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2018 and 2017, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2018 and 2017, the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,729,286	$1,729,426
Commercial real estate	296,882	377,551
Home equity	570,553	514,973
Other commitments(1)	244,917	244,222
Total commitments to extend credit	$2,841,638	$2,866,172
Letters of credit	$112,728	$128,801

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2018 or 2017.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2018. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Trading securities:
Money market funds	$—	$—	$—	$1,685	$—	$—
Mutual funds	—	—	—	18,762	—	—
Total trading securities(1)	—	—	—	20,447	—	—
Equity securities(1)	19,658	11,148	—	—	—	—
Securities available-for-sale(1)
U.S. treasury securities	37,767	—	—	46,345	—	—
U.S. agency securities	—	142,563	—	—	156,847	—
CMOs	—	1,315,209	—	—	1,095,186	—
MBSs	—	466,934	—	—	369,543	—
Municipal securities	—	227,187	—	—	208,991	—
Corporate debt securities	—	82,349	—	—	—	—
Equity securities	—	—	—	—	7,297	—
Total securities available-for-sale	37,767	2,234,242	—	46,345	1,837,864	—
Mortgage servicing rights ("MSRs")(2)	—	—	6,730	—	—	5,894
Derivative assets(2)	—	32,057	—	—	21,068	—
Liabilities
Derivative liabilities(3)	$—	$28,861	$—	$—	$25,250	$—

(1)
As a result of recently adopted accounting guidance, equity securities are no longer presented within trading securities or securities available-for-sale for the prior period and are not presented within equity securities for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

(2)	Included in other assets in the Consolidated Statements of Financial Condition.

(3)	Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

The Company liquidated all of its remaining CDOs during 2017. A rollforward of the carrying value of CDOs for the two years ended December 31, 2017 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

	Years Ended December 31,
	2017	2016
Beginning balance	$33,260	$31,529
Additions	—	—
Change in other comprehensive income(1)	14,421	2,337
Paydowns and sales	(47,681)	(606)
Ending balance	$—	$33,260

(1)	Included in unrealized holding (losses) gains in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $627.3 million and $607.0 million as of December 31, 2018 and 2017, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of December 31, 2018 and 2017.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of December 31,
	2018			2017
Prepayment speed	6.5%	-	13.5%	4.2%	-	13.1%
Maturity (months)	20	-	104	6	-	92
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the three years ended December 31, 2018 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$5,894	$6,120	$1,853
Additions from acquisition	—	—	3,092
New MSRs	1,080	673	1,263
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	475	(41)	610
Other changes in fair value(2)	(719)	(858)	(698)
Ending balance(3)	$6,730	$5,894	$6,120
Contractual servicing fees earned during the year(1)	$1,517	$1,536	$1,312
Total amount of loans being serviced for the benefit of others at the end of the year	627,323	607,016	640,530

(1)	Included in mortgage banking income in the Consolidated Statements of Income and related to assets held as of December 31, 2018, 2017, and 2016.

(2)	Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2018			As of December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds(1)	$27,246	$—	$27,246	$41,002	$—	$41,002
U.S. government and government agency securities	4,389	3,626	8,015	3,678	9,397	13,075
Corporate bonds	—	10,472	10,472	—	9,171	9,171
Common stocks	26,882	—	26,882	—	—	—
Common trust funds	—	3,595	3,595	—	2,911	2,911
Total pension plan assets	$58,517	$17,693	$76,210	$44,680	$21,479	$66,159

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2018			As of December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$24,565	$—	$—	$33,240
OREO(2)	—	—	6,012	—	—	12,340
Loans held-for-sale(3)	—	—	3,478	—	—	21,098
Assets held-for-sale(4)	—	—	3,722	—	—	2,208

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell as of December 31, 2018 and 2017. These loans were recorded in the held-for-sale category at the contract price, which approximates fair value, and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
As of December 31, 2018, assets held-for-sale consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets in level 3 of the fair value hierarchy as a non-recurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 9, "Goodwill and Other Intangible Assets."

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2018		As of December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$211,189	$211,189	$192,800	$192,800
Interest-bearing deposits in other banks	2	78,069	78,069	153,770	153,770
Securities held-to-maturity	2	10,176	9,871	13,760	12,013
FHLB and FRB stock	2	80,302	80,302	69,708	69,708
Loans	3	11,346,668	11,052,040	10,345,397	10,059,992
Investment in BOLI	3	296,733	296,733	279,900	279,900
Accrued interest receivable	3	54,847	54,847	45,261	45,261
Other interest-earning assets	3	5	5	228	228
Liabilities
Deposits	2	$12,084,112	$12,064,604	$11,053,325	$11,038,819
Borrowed funds	2	906,079	906,079	714,884	714,884
Senior and subordinated debt	2	203,808	211,207	195,170	208,666
Accrued interest payable	2	10,005	10,005	4,704	4,704
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both December 31, 2018 and 2017, the Company estimated the fair value of lending commitments outstanding to be immaterial.
22.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans to and has transactions with certain of its directors and executive officers. All of these loans and transactions were made on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2018 and 2017, loans to directors and executive officers were not greater than 5% of stockholders' equity.

23.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2018	2017
Assets
Cash and due from banks	$158,026	$120,812
Investments in and advances to subsidiaries	2,091,158	1,952,414
Other assets	55,782	43,606
Total assets	$2,304,966	$2,116,832
Liabilities and Stockholders' Equity
Senior and subordinated debt	$203,808	$195,170
Accrued interest payable and other liabilities	46,160	56,788
Stockholders' equity	2,054,998	1,864,874
Total liabilities and stockholders' equity	$2,304,966	$2,116,832

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Income
Dividends from subsidiaries	$86,095	$74,091	$86,791
Interest income	453	2,211	2,188
Securities transactions and other	280	(1,372)	215
Total income	86,828	74,930	89,194
Expenses
Interest expense	12,708	12,428	12,477
Salaries and employee benefits	22,430	20,978	16,104
Other expenses	9,440	9,126	7,110
Total expenses	44,578	42,532	35,691
Income before income tax benefit and equity in undistributed income of subsidiaries	42,250	32,398	53,503
Income tax benefit	13,299	14,851	12,878
Income before equity in undistributed income of subsidiaries	55,549	47,249	66,381
Equity in undistributed income of subsidiaries	102,321	51,138	25,968
Net income	157,870	98,387	92,349
Net income applicable to non-vested restricted shares	(1,312)	(916)	(1,043)
Net income applicable to common shares	$156,558	$97,471	$91,306

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$157,870	$98,387	$92,349
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(102,321)	(51,138)	(25,968)
Depreciation of premises, furniture, and equipment	42	9	2
Net securities losses	—	1,523	—
Share-based compensation expense	12,062	11,223	7,879
Tax benefit (expense) related to share-based compensation	258	349	(197)
Net decrease (increase) in other assets	35,981	18,667	(75,104)
Net (decrease) increase in other liabilities	(17,942)	(52,377)	74,571
Net cash provided by operating activities	85,950	26,643	73,532
Investing Activities
Purchases of securities available-for-sale	—	—	(14)
Proceeds from sales and maturities of securities available-for-sale	—	42,516	601
Purchase of premises, furniture, and equipment	(61)	(119)	—
Net cash received (paid) for acquisitions	39	(47,364)	(14,905)
Net cash used in investing activities	(22)	(4,967)	(14,318)
Financing Activities
Net proceeds from the issuance of subordinated debt	—	—	146,484
Payments for the retirement of senior and subordinated debt	—	—	(153,500)
Cash dividends paid	(44,293)	(37,129)	(29,198)
Restricted stock activity	(4,421)	(3,952)	(2,476)
Net cash used in financing activities	(48,714)	(41,081)	(38,690)
Net increase in cash and cash equivalents	37,214	(19,405)	20,524
Cash and cash equivalents at beginning of year	120,812	140,217	119,693
Cash and cash equivalents at end of year	$158,026	$120,812	$140,217
Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$83,303	$534,090	$54,896

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2018, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Midwest Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
March 1, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (58)	Chairman of the Company's Board of Directors since 2017; Chief Executive Officer since 2008 and President from 2008 to January of 2019 of the Company; Chairman since 2011 and Vice Chairman from 2010 to 2011 of the Bank's Board of Directors; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (60)	President since January of 2019, Senior Executive Vice President from 2011 to January of 2019, and Chief Operating Officer since 2011 of the Company; President and Chief Operating Officer of the Bank since 2011; Vice Chairman of the Bank’s Board of Directors since 2014; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011.	2011
Patrick S. Barrett (55)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2017; prior thereto, Senior Executive Vice President and Chief Financial Officer at Fulton Financial Corporation from 2014 to 2016; prior thereto, Chief Financial Officer of Wholesale Banking at SunTrust; prior thereto, in numerous leadership positions at JPMorgan Chase & Co, and before that, Partner in the Assurance Services practice of Deloitte Touche Tohmatsu.	2017
Jo Ann Boylan (56)	Executive Vice President and Chief Information and Operations Officer of the Company and the Bank since 2016; prior thereto, Senior Vice President and Chief Technology Officer at MB Financial.	2016
Nicholas J. Chulos (59)	Executive Vice President, General Counsel, and Corporate Secretary of the Company and the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Robert P. Diedrich (55)	Executive Vice President and Director of Wealth Management of the Bank since 2011.	2004
James P. Hotchkiss (62)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael W. Jamieson (61)	Executive Vice President and Director of Commercial Banking of the Company since 2016; prior thereto, Senior Vice President and Market Executive at Bank of America Merrill Lynch.	2016
Jeff C. Newcom (46)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2016; prior thereto, Chief Compliance and Enterprise Risk Management Officer at Fulton Financial Corporation since 2014; prior thereto, Associate Director at Protiviti.	2016
Thomas M. Prame (49)	Executive Vice President and Director of Consumer Banking since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (40)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
Michael C. Spitler (65)	Executive Vice President and Chief Credit Officer of the Bank since 2013; prior thereto, Executive Vice President and Commercial Chief Credit Officer for Busey Bank.	2013
James V. Stadler (55)	Executive Vice President and Chief Marketing and Communications Officer of the Bank since January of 2018; prior thereto, Managing Partner at Schafer Condon Carter.	2018
Additional information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 15, 2019 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 15, 2019 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 15, 2019 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2018, relating to equity compensation plans of the Company pursuant to which, restricted stock, restricted stock units, performance shares, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders(1)	553,171	$22.43	3,340,080
Not approved by security holders(2)	5,737	17.90	—
Total	558,908	$22.38	3,340,080

(1)
Includes all outstanding restricted stock, restricted stock unit, and performance share awards under the Company's 2018 Stock and Incentive Plan, the predecessor Omnibus Stock and Incentive Plan and the Non-Employee Directors' Stock Plan (the "Plans"). Additional information and details about the Plans are also disclosed in Notes 1 and 17 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Restricted stock, restricted stock units, and performance shares that do not vest or are not earned are added to the number of securities available for future issuance.

(2)	Represents shares underlying deferred stock units credited under the Company's Nonqualified Retirement Plan ("NQ Plan"), payable on a one-for-one basis in shares of Common Stock.
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Common Stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,737 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 15, 2019 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on May 15, 2019 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2018 and 2017.
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.
Notes to the Consolidated Financial Statements.

(a)	(2) Financial Statement Schedules
The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits
See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents(1)
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

4.1
Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 333-213587) filed with the Securities and Exchange Commission on September 12, 2016.

4.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of the Company, dated as of December 5, 2008, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

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

4.5
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

10.1
Form of Absolute Lease Agreement between First Midwest Bank and certain affiliates of Oak Street Real Estate Capital, LLC is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.

10.2(2)
First Midwest Bancorp, Inc. Short Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

10.3(2)
First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.

10.4(2)
First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Annex A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.

Exhibit Number	Description of Documents(1)
10.5(2)
Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.6(2)
First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

10.7(2)
First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.8(2)
First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.9(2)
First Midwest Bancorp, Inc. Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.10(2)
First Midwest Bancorp, Inc. Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

10.11(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan.
10.12(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan.
10.13(2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.

10.14(2)
Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.15(2)
Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.16(2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.

10.17(2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

10.18(2)	Employment Agreement, amended and restated as of January 18, 2019, between the Company and its Chief Executive Officer.
10.19(2)
Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.

10.20(2)	Employment Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer.
10.21(2)	Confidentiality and Restrictive Covenants Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer.
10.22(2)
Employment Agreement, dated as of December 21, 2016, between the Company and its Chief Financial Officer is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

Exhibit Number	Description of Documents(1)
10.23(2)
Employment Agreement, dated as of August 29, 2016, between the Company and its Director of Commercial Banking is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.

10.24(2)
Employment Agreement, dated as of May 15, 2012, between the Company and its Director of Consumer Banking is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.25(2)
Form of Class II Employment Agreement between the Company and certain of its executive officers is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission on March 1, 2013.

10.26(2)
Form of Amendment to the Class II Employment Agreements between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

10.27
Form of Indemnification Agreement between the Company and certain directors, officers and employees of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.

10.28
Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Notes to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

(1)	Except as otherwise indicated, the Securities and Exchange Commission file number for all documents incorporated by reference is 0-10967.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
FIRST MIDWEST BANCORP, INC.
Registrant

By:	/s/ MICHAEL L. SCUDDER	March 1, 2019
Michael L. Scudder
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2019.
Signatures

/s/ MICHAEL L. SCUDDER	Chairman of the Board and Chief Executive Officer
Michael L. Scudder
/s/ PATRICK S. BARRETT	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
Patrick S. Barrett
/s/ BARBARA A. BOIGEGRAIN	Director
Barbara A. Boigegrain
/s/ THOMAS L. BROWN	Director
Thomas L. Brown
/s/ BR. JAMES GAFFNEY, FSC	Director
Br. James Gaffney, FSC
/s/ PHUPINDER S. GILL	Director
Phupinder S. Gill
/s/ KATHRYN J. HAYLEY	Director
Kathryn J. Hayley
/s/ PETER J. HENSELER	Director
Peter J. Henseler
/s/ FRANK B. MODRUSON	Director
Frank B. Modruson
/s/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick
/s/ MARK G. SANDER	Director
Mark G. Sander
/s/ MICHAEL J. SMALL	Director
Michael J. Small
/s/ STEPHEN C. VAN ARSDELL	Director
Stephen C. Van Arsdell
/s/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude