Form 10-Q
period 2019-03-31
FIRST MIDWEST BANCORP INC
filed 2019-05-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2019

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 Par Value	FMBI	The NASDAQ Stock Market
As of May 6, 2019, there were 106,903,756 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2019	December 31, 2018
Assets			(Unaudited)
Cash and due from banks			$186,230	$211,189
Interest-bearing deposits in other banks			76,529	78,069
Equity securities, at fair value			33,304	30,806
Securities available-for-sale, at fair value			2,350,195	2,272,009
Securities held-to-maturity, at amortized cost			12,842	10,176
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			85,790	80,302
Loans			11,569,003	11,446,783
Allowance for loan losses			(103,579)	(102,219)
Net loans			11,465,424	11,344,564
Other real estate owned ("OREO")			10,818	12,821
Premises, furniture, and equipment, net			131,014	132,502
Investment in bank-owned life insurance ("BOLI")			295,899	296,733
Goodwill and other intangible assets			808,852	790,744
Accrued interest receivable and other assets			360,872	245,734
Total assets			$15,817,769	$15,505,649
Liabilities
Noninterest-bearing deposits			$3,588,943	$3,642,989
Interest-bearing deposits			8,572,039	8,441,123
Total deposits			12,160,982	12,084,112
Borrowed funds			973,852	906,079
Senior and subordinated debt			203,984	203,808
Accrued interest payable and other liabilities			319,480	256,652
Total liabilities			13,658,298	13,450,651
Stockholders' Equity
Common stock			1,157	1,157
Additional paid-in capital			1,103,991	1,114,580
Retained earnings			1,273,245	1,192,767
Accumulated other comprehensive loss, net of tax			(32,159)	(52,512)
Treasury stock, at cost			(186,763)	(200,994)
Total stockholders' equity			2,159,471	2,054,998
Total liabilities and stockholders' equity			$15,817,769	$15,505,649

	March 31, 2019		December 31, 2018
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	115,675	—	115,672
Shares outstanding	—	106,900	—	106,375
Treasury shares	—	8,775	—	9,297

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2019	2018
Interest Income
Loans	$144,804	$118,686
Investment securities	16,006	11,756
Other short-term investments	1,680	903
Total interest income	162,490	131,345
Interest Expense
Deposits	16,602	6,179
Borrowed funds	3,551	3,479
Senior and subordinated debt	3,313	3,124
Total interest expense	23,466	12,782
Net interest income	139,024	118,563
Provision for loan losses	10,444	15,181
Net interest income after provision for loan losses	128,580	103,382
Noninterest Income
Service charges on deposit accounts	11,540	11,652
Wealth management fees	11,600	10,958
Card-based fees	4,378	3,933
Capital market products income	1,279	1,558
Mortgage banking income	1,004	2,397
Other service charges, commissions, and fees	2,611	2,548
Other income	2,494	2,471
Total noninterest income	34,906	35,517
Noninterest Expense
Salaries and employee benefits	57,373	56,787
Net occupancy and equipment expense	14,770	13,773
Professional services	7,788	7,580
Technology and related costs	4,596	4,771
Net OREO expense	681	1,068
Other expenses	12,953	11,603
Delivering Excellence implementation costs	258	—
Acquisition and integration related expenses	3,691	—
Total noninterest expense	102,110	95,582
Income before income tax expense	61,376	43,317
Income tax expense	15,318	9,807
Net income	$46,058	$33,510
Per Common Share Data
Basic earnings per common share	$0.43	$0.33
Diluted earnings per common share	$0.43	$0.33
Dividends declared per common share	$0.12	$0.11
Weighted-average common shares outstanding	105,770	101,922
Weighted-average diluted common shares outstanding	105,770	101,938

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2019	2018
Net income	$46,058	$33,510
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	26,752	(25,153)
Tax effect	(7,451)	6,972
Net of tax	19,301	(18,181)
Derivative Instruments
Unrealized holding gains (losses):
Before tax	1,458	522
Tax effect	(406)	(147)
Net of tax	1,052	375
Total other comprehensive income (loss)	20,353	(17,806)
Total comprehensive income	$66,411	$15,704

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(18,181)	375	—	(17,806)
Balance at March 31, 2018	$(35,021)	$(4,172)	$(18,338)	$(57,531)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	19,301	1,052	—	20,353
Balance at March 31, 2019	$(9,491)	$(1,498)	$(21,170)	$(32,159)

(1)	As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	33,510	—	—	33,510
Other comprehensive loss	—	—	—	—	(17,806)	—	(17,806)
Common dividends declared ($0.11 per common share)	—	—	—	(11,349)	—	—	(11,349)
Common stock issued	1	—	94	—	—	667	761
Restricted stock activity	377	—	(13,430)	—	—	9,432	(3,998)
Treasury stock issued to benefit plans	(3)	—	22	—	—	(94)	(72)
Share-based compensation expense	—	—	3,367	—	—	—	3,367
Balance at March 31, 2018	103,092	$1,123	$1,021,923	$1,103,840	$(57,531)	$(200,068)	$1,869,287
Balance at December 31, 2018	106,375	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(2)	—	—	—	47,257	—	—	47,257
Net income	—	—	—	46,058	—	—	46,058
Other comprehensive income	—	—	—	—	20,353	—	20,353
Common dividends declared ($0.12 per common share)	—	—	—	(12,837)	—	—	(12,837)
Acquisition, net of issuance costs	150	—	(814)	—	—	4,098	3,284
Common stock issued	27	—	(137)	—	—	674	537
Restricted stock activity	352	—	(13,313)	—	—	9,538	(3,775)
Treasury stock issued to benefit plans	(4)	—	(4)	—	—	(79)	(83)
Share-based compensation expense	—	—	3,679	—	—	—	3,679
Balance at March 31, 2019	106,900	$1,157	$1,103,991	$1,273,245	$(32,159)	$(186,763)	$2,159,471

(1)	As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

(2)
As a result of accounting guidance adopted in the first quarter of 2019, the remaining deferred gain on a sale-leaseback transaction was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2019. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$46,058	$33,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,444	15,181
Depreciation of premises, furniture, and equipment	4,050	3,606
Net amortization of premium on securities	2,672	3,848
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(1,410)	(1,625)
Net (gains) losses on sales and valuation adjustments of OREO	(792)	440
Amortization of the FDIC indemnification asset	302	302
Net losses on sales and valuation adjustments of premises, furniture, and equipment	391	60
BOLI income	(1,826)	(1,373)
Share-based compensation expense	3,679	3,367
Tax benefit related to share-based compensation	55	51
Amortization of other intangible assets	2,363	1,802
Originations of mortgage loans held-for-sale	(62,895)	(49,535)
Proceeds from sales of mortgage loans held-for-sale	58,783	65,185
Net increase in equity securities	(2,498)	(658)
Net decrease (increase) in accrued interest receivable and other assets	27,948	(7,309)
Net decrease in accrued interest payables and other liabilities	(37,870)	(31,120)
Net cash provided by operating activities	49,454	35,732
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	77,601	70,236
Purchases of securities available-for-sale	(131,707)	(263,386)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	162	360
Purchases of securities held-to-maturity	(2,828)	—
Net purchases of FHLB stock	(5,488)	(10,800)
Net increase in loans	(131,221)	(255,057)
Premiums paid on BOLI, net of proceeds from claims	2,660	(12)
Proceeds from sales of OREO	2,795	3,876
Proceeds from sales of premises, furniture, and equipment	557	146
Purchases of premises, furniture, and equipment	(5,081)	(6,844)
Net cash paid for acquisition	(11,489)	—
Net cash used in investing activities	(204,039)	(461,481)
Financing Activities
Net increase in deposit accounts	76,870	92,697
Net increase in borrowed funds	67,773	235,804
Cash dividends paid	(12,782)	(10,288)
Restricted stock activity	(3,775)	(3,998)
Net cash provided by financing activities	128,086	314,215
Net decrease in cash and cash equivalents	(26,499)	(111,534)
Cash and cash equivalents at beginning of period	289,258	346,570
Cash and cash equivalents at end of period	$262,759	$235,036

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$321	$116
Interest paid to depositors and creditors	23,707	13,379
Dividends declared, but unpaid	12,728	11,246
Stock issued for acquisitions, net of issuance costs	3,284	—
Non-cash transfers of loans to OREO	—	937
Non-cash transfers of loans held-for-investment to loans held-for-sale	2,630	905
Non-cash transfer of trading securities and securities available-for-sale to equity securities	—	27,855
Non-cash recognition of right-of-use asset	143,561	—
Non-cash recognition of lease liability	143,561	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2018 Annual Report on Form 10-K ("2018 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, lease obligations, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2018 10-K.
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
Lease Obligations – The Company leases certain premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease liabilities. The amount of right-of-use assets and associated lease liabilities recorded is based on the present value of future minimum lease payments. Right-of-use assets are amortized on a straight-line basis over the estimated useful lives of the related premises and interest associated with the net present value of future minimum lease payments is included in net occupancy and equipment expense in the consolidated financial statements.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Leases: In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 to increase transparency and comparability across entities for leasing arrangements. This guidance requires lessees to recognize assets and liabilities for most leases. For lessors, this guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. In addition, this guidance clarifies criteria for the determination of whether a contract is or contains a lease. This guidance is effective for annual and interim periods beginning after December 15, 2018.
The Company adopted this guidance on January 1, 2019, which resulted in the recognition of $143.6 million of right-of-use assets and additional associated lease liabilities for its operating leases. The amount of right-of-use assets and associated lease liabilities recorded upon adoption was based on the present value of future minimum lease payments, the amount of which depended on the population of leases in effect at the date of adoption. This guidance also applies to the Company's net investment in direct financing leases, which is included in loans, but did not have a material impact.
The Company has elected certain practical expedients contained in this guidance, which, among other provisions, allowed the Company to not reassess the historical lease classification, initial direct costs, or existing contracts for the inclusion of leases. The Company has also elected the practical expedients for the use of hindsight in determining the lease term and the right-of-use assets, as well as an election not to apply the recognition requirements of the guidance to leases with terms of 12 months or less. The application of hindsight practical expedient resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.
First Midwest Bank (the "Bank") entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain of $47.3 million after tax was recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8 "Lease Obligations." The adoption of this guidance was applied retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment and did not materially impact the Company's results of operations or liquidity, but did result in a material increase in assets, liabilities, and equity.
Premium Amortization on Purchased Callable Debt Securities: In March of 2017, the FASB issued ASU 2017-08 that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 did not materially impact the Company's financial condition, results of operations, or liquidity.
Improvements to Nonemployee Share-based Payment Accounting: In June of 2018, the FASB issued ASU 2018-07 that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 did not materially impact the Company's financial condition, results of operations, or liquidity.
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: In August of 2018, the FASB issued ASU 2018-15 to reduce diversity in practice by clarifying when implementation costs are required to be capitalized in a cloud computing arrangement that is a service contract. This guidance is effective for annual and interim periods beginning after December 15, 2019. The early adoption of this guidance on January 1, 2019 did not materially impact the Company's financial condition, results of operations, or liquidity.
Derivatives and Hedging, Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes: In October of 2018, the FASB issued ASU 2018-16 adding the overnight index swap rate based on the SOFR to the list of United States benchmark interest rates eligible for hedge accounting purposes. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 did not materially impact the Company's financial condition, results of operations, or liquidity.
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

3. ACQUISITIONS
Pending Acquisitions
Bridgeview Bancorp, Inc.
On December 6, 2018, the Company entered into a merger agreement to acquire Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. As of December 31, 2018, Bridgeview had approximately $1.3 billion of assets, $1.0 billion of deposits, and $800.0 million of loans, excluding Bridgeview's mortgage division, which the Company is not acquiring. The merger agreement provides for a fixed exchange ratio of 0.2767 shares of Company common stock, plus $1.79 in cash, for each share of Bridgeview common stock, subject to certain adjustments. The Company anticipates issuing approximately 4.7 million shares at closing. As of the date of announcement, the overall transaction was valued at approximately $145 million. The acquisition is subject to the completion of various closing conditions, and is anticipated to close on May 9, 2019.
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
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $578.7 million of total assets, $463.2 million of deposits, and $284.9 million of loans. Under the terms of the merger agreement, on October 12, 2018, each outstanding share of Northern States common stock, excluding shares held in treasury or otherwise owned by the Company or Northern States, was canceled and converted into the right to receive 0.0363 of a share of Company common stock. The merger consideration totaled $83.3 million and resulted in the Company issuing 3,310,912 shares of Company common stock. Goodwill of $30.5 million associated with the acquisition was recorded by the Company. All Northern States operating systems were converted during the fourth quarter of 2018.
During the first quarter of 2019, the Company updated the fair value adjustments associated with the Northern States transaction. The adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Northern States transaction as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

Northern States
October 12, 2018
Assets
Cash and due from banks and interest-bearing deposits in other banks	$160,145
Equity securities	3,915
Securities available-for-sale	47,149
FHLB and FRB stock	554
Loans	284,924
OREO	2,549
Investment in BOLI	11,104
Goodwill	30,518
Other intangible assets	12,230
Premises, furniture, and equipment	5,414
Accrued interest receivable and other assets	20,170
Total assets	$578,672
Liabilities
Noninterest-bearing deposits	$346,714
Interest-bearing deposits	116,446
Total deposits	463,160
Borrowed funds	18,218
Senior and subordinated debt	8,038
Accrued interest payable and other liabilities	5,953
Total liabilities	495,369
Consideration Paid
Common stock (2018 - 3,310,912, shares issued at $25.16 per share), net of issuance costs	83,303
Cash paid	—
Total consideration paid	83,303
$578,672
Expenses related to the acquisition and integration of completed and pending transactions totaled $3.7 million during the quarter ended March 31, 2019, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2018 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$40,938	$47	$(93)	$40,892	$37,925	$17	$(175)	$37,767
U.S. agency securities	129,486	93	(1,258)	128,321	144,125	45	(1,607)	142,563
Collateralized mortgage obligations ("CMOs")	1,365,007	6,107	(14,084)	1,357,030	1,336,531	3,362	(24,684)	1,315,209
Other mortgage-backed securities ("MBSs")	491,689	1,651	(6,314)	487,026	477,665	520	(11,251)	466,934
Municipal securities	231,790	2,289	(603)	233,476	229,600	461	(2,874)	227,187
Corporate debt securities	104,444	360	(1,354)	103,450	86,074	—	(3,725)	82,349
Total securities available-for-sale	$2,363,354	$10,547	$(23,706)	$2,350,195	$2,311,920	$4,405	$(44,316)	$2,272,009
Securities Held-to-Maturity
Municipal securities	$12,842	$—	$(187)	$12,655	$10,176	$—	$(305)	$9,871
Equity Securities				$33,304				$30,806
Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$118,322	$118,201	$10,336	$10,186
After one year to five years	156,648	156,488	2,190	2,158
After five years to ten years	231,688	231,450	316	311
After ten years	—	—	—	—
Securities that do not have a single contractual maturity date	1,856,696	1,844,056	—	—
Total	$2,363,354	$2,350,195	$12,842	$12,655
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.3 billion as of March 31, 2019 and $1.2 billion as of December 31, 2018. No securities held-to-maturity were pledged as of March 31, 2019 or December 31, 2018.
During the quarters ended March 31, 2019 and 2018 there were no realized gains on securities available-for-sale.
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
There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of either March 31, 2019 or December 31, 2018. During the quarters ended March 31, 2019 and 2018 no OTTI was recognized on securities available-for-sale.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2019 and December 31, 2018.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2019
Securities Available-for-Sale
U.S. treasury securities	12	$4,987	$1	$19,902	$92	$24,889	$93
U.S. agency securities	64	20,991	212	90,081	1,046	111,072	1,258
CMOs	221	27,366	21	904,014	14,063	931,380	14,084
MBSs	101	16,064	36	347,006	6,278	363,070	6,314
Municipal securities	188	123	—	84,305	603	84,428	603
Corporate debt securities	16	52,947	653	31,782	701	84,729	1,354
Total	602	$122,478	$923	$1,477,090	$22,783	$1,599,568	$23,706
Securities Held-to-Maturity
Municipal securities	6	$—	$—	$12,655	$187	$12,655	$187
As of December 31, 2018
Securities Available-for-Sale
U.S. treasury securities	17	$15,894	$57	$13,886	$118	$29,780	$175
U.S. agency securities	74	34,263	320	93,227	1,287	127,490	1,607
CMOs	234	171,901	1,671	863,747	23,013	1,035,648	24,684
MBSs	118	135,791	1,715	284,273	9,536	420,064	11,251
Municipal securities	423	60,863	558	109,935	2,316	170,798	2,874
Corporate debt securities	16	82,349	3,725	—	—	82,349	3,725
Total	882	$501,061	$8,046	$1,365,068	$36,270	$1,866,129	$44,316
Securities Held-to-Maturity
Municipal securities	5	$—	$—	$9,871	$305	$9,871	$305
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2019 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018
Commercial and industrial	$4,183,262	$4,120,293
Agricultural	438,461	430,928
Commercial real estate:
Office, retail, and industrial	1,806,892	1,820,917
Multi-family	752,943	764,185
Construction	683,475	649,337
Other commercial real estate	1,309,878	1,361,810
Total commercial real estate	4,553,188	4,596,249
Total corporate loans	9,174,911	9,147,470
Home equity	862,068	851,607
1-4 family mortgages	1,086,264	1,017,181
Installment	445,760	430,525
Total consumer loans	2,394,092	2,299,313
Total loans	$11,569,003	$11,446,783
Deferred loan fees included in total loans	$6,937	$6,715
Overdrawn demand deposits included in total loans	8,559	8,583
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2018 10-K.

Loan Sales
The following table presents loan sales for the quarters ended March 31, 2019 and 2018.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Corporate loan sales
Proceeds from sales	$3,198	$8,321
Less book value of loans sold	3,116	8,123
Net gains on corporate loan sales(1)	82	198
1-4 family mortgage loan sales
Proceeds from sales	$58,783	$65,185
Less book value of loans sold	57,455	63,758
Net gains on 1-4 family mortgage loan sales(2)	1,328	1,427
Total net gains on loan sales	$1,410	$1,625

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 12, "Commitments, Guarantees, and Contingent Liabilities."

6. ACQUIRED AND COVERED LOANS
The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of March 31, 2019 and December 31, 2018.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of March 31, 2019			As of December 31, 2018
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$96,455	$1,086,779	$1,183,234	$108,049	$1,247,492	$1,355,541
Covered loans	5,652	4,488	10,140	5,819	4,869	10,688
Total acquired and covered loans	$102,107	$1,091,267	$1,193,374	$113,868	$1,252,361	$1,366,229

(1)	Included in loans in the Consolidated Statements of Condition.
The outstanding balance of PCI loans was $156.0 million and $175.2 million as of March 31, 2019 and December 31, 2018, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $483.1 million and $458.0 million as of March 31, 2019 and December 31, 2018, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. The carrying value of the FDIC indemnification asset was $1.8 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively.
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Beginning balances	$43,725	$32,957
Accretion	(4,201)	(3,618)
Other(1)	11	7,204
Ending balance	$39,535	$36,543

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio, while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarters ended March 31, 2019 and 2018 was $6.4 million and $5.1 million, respectively.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2019 and December 31, 2018. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual(2)	90 Days or More Past Due, Still Accruing Interest
As of March 31, 2019
Commercial and industrial	$4,139,771	$16,386	$27,105	$43,491	$4,183,262	$34,694	$3,280
Agricultural	436,328	—	2,133	2,133	438,461	2,359	101
Commercial real estate:
Office, retail, and industrial	1,777,762	19,960	9,170	29,130	1,806,892	17,484	3,884
Multi-family	746,107	3,866	2,970	6,836	752,943	2,959	11
Construction	678,380	5,066	29	5,095	683,475	—	29
Other commercial real estate	1,304,499	4,227	1,152	5,379	1,309,878	2,971	251
Total commercial real estate	4,506,748	33,119	13,321	46,440	4,553,188	23,414	4,175
Total corporate loans	9,082,847	49,505	42,559	92,064	9,174,911	60,467	7,556
Home equity	855,502	4,116	2,450	6,566	862,068	5,836	39
1-4 family mortgages	1,082,513	1,574	2,177	3,751	1,086,264	3,902	—
Installment	441,556	3,353	851	4,204	445,760	—	851
Total consumer loans	2,379,571	9,043	5,478	14,521	2,394,092	9,738	890
Total loans	$11,462,418	$58,548	$48,037	$106,585	$11,569,003	$70,205	$8,446
As of December 31, 2018
Commercial and industrial	$4,085,164	$8,832	$26,297	$35,129	$4,120,293	$33,507	$422
Agricultural	428,357	940	1,631	2,571	430,928	1,564	101
Commercial real estate:
Office, retail, and industrial	1,803,059	8,209	9,649	17,858	1,820,917	6,510	4,081
Multi-family	759,402	1,487	3,296	4,783	764,185	3,107	189
Construction	645,774	3,419	144	3,563	649,337	144	—
Other commercial real estate	1,353,442	4,921	3,447	8,368	1,361,810	2,854	2,197
Total commercial real estate	4,561,677	18,036	16,536	34,572	4,596,249	12,615	6,467
Total corporate loans	9,075,198	27,808	44,464	72,272	9,147,470	47,686	6,990
Home equity	843,217	6,285	2,105	8,390	851,607	5,393	104
1-4 family mortgages	1,009,925	4,361	2,895	7,256	1,017,181	3,856	1,147
Installment	428,836	1,648	41	1,689	430,525	—	41
Total consumer loans	2,281,978	12,294	5,041	17,335	2,299,313	9,249	1,292
Total loans	$11,357,176	$40,102	$49,505	$89,607	$11,446,783	$56,935	$8,282

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $45,000 and $58,000 as of March 31, 2019 and December 31, 2018, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition due to credit deterioration.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2019 and 2018 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter ended March 31, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(6,451)	(628)	(340)	(6)	(210)	(3,142)	—	(10,777)
Recoveries	1,301	10	1	6	21	354	—	1,693
Net charge-offs	(5,150)	(618)	(339)	—	(189)	(2,788)	—	(9,084)
Provision for loan losses and other	6,559	397	91	(42)	185	3,254	—	10,444
Ending balance	$64,685	$7,679	$2,216	$2,131	$4,930	$21,938	$1,200	$104,779
Quarter ended March 31, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(14,670)	(461)	—	—	(69)	(1,885)	—	(17,085)
Recoveries	538	97	—	13	39	342	—	1,029
Net charge-offs	(14,132)	(364)	—	13	(30)	(1,543)	—	(16,056)
Provision for loan losses and other	15,541	(25)	58	(1,522)	(1,060)	2,189	—	15,181
Ending balance	$57,200	$10,607	$2,592	$1,972	$5,291	$17,192	$1,000	$95,854

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2019 and December 31, 2018.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of March 31, 2019
Commercial, industrial, and agricultural	$34,093	$4,581,830	$5,800	$4,621,723	$2,716	$61,620	$349	$64,685
Commercial real estate:
Office, retail, and industrial	15,842	1,777,559	13,491	1,806,892	295	5,947	1,437	7,679
Multi-family	3,177	743,286	6,480	752,943	—	2,118	98	2,216
Construction	—	677,244	6,231	683,475	—	1,979	152	2,131
Other commercial real estate	1,531	1,257,566	50,781	1,309,878	—	4,186	744	4,930
Total commercial real estate	20,550	4,455,655	76,983	4,553,188	295	14,230	2,431	16,956
Total corporate loans	54,643	9,037,485	82,783	9,174,911	3,011	75,850	2,780	81,641
Consumer	—	2,374,768	19,324	2,394,092	—	20,794	1,144	21,938
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$54,643	$11,412,253	$102,107	$11,569,003	$3,011	$97,844	$3,924	$104,779
As of December 31, 2018
Commercial, industrial, and agricultural	$32,415	$4,514,349	$4,457	$4,551,221	$3,961	$58,947	$368	$63,276
Commercial real estate:
Office, retail, and industrial	5,057	1,799,304	16,556	1,820,917	748	5,984	1,168	7,900
Multi-family	3,492	747,030	13,663	764,185	—	2,154	310	2,464
Construction	—	644,499	4,838	649,337	—	2,019	154	2,173
Other commercial real estate	1,545	1,305,444	54,821	1,361,810	—	4,180	754	4,934
Total commercial real estate	10,094	4,496,277	89,878	4,596,249	748	14,337	2,386	17,471
Total corporate loans	42,509	9,010,626	94,335	9,147,470	4,709	73,284	2,754	80,747
Consumer	—	2,279,780	19,533	2,299,313	—	20,094	1,378	21,472
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$42,509	$11,290,406	$113,868	$11,446,783	$4,709	$94,578	$4,132	$103,419

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2019 and December 31, 2018. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2019				As of December 31, 2018
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$12,033	$19,945	$52,148	$2,716	$7,550	$23,349	$49,102	$3,960
Agricultural	2,115	—	4,554	—	1,318	198	3,997	1
Commercial real estate:
Office, retail, and industrial	11,983	3,859	17,389	295	1,861	3,196	6,141	748
Multi-family	3,177	—	3,513	—	3,492	—	3,492	—
Construction	—	—	—	—	—	—	—	—
Other commercial real estate	1,531	—	1,620	—	1,545	—	1,612	—
Total commercial real estate	16,691	3,859	22,522	295	6,898	3,196	11,245	748
Total impaired loans individually evaluated for impairment	$30,839	$23,804	$79,224	$3,011	$15,766	$26,743	$64,344	$4,709
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters ended March 31, 2019 and 2018. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$31,439	$16	$40,798	$22
Agricultural	1,816	—	1,935	—
Commercial real estate:
Office, retail, and industrial	10,450	3	11,093	112
Multi-family	3,335	—	506	7
Construction	—	—	—	—
Other commercial real estate	1,538	16	1,846	52
Total commercial real estate	15,323	19	13,445	171
Total impaired loans	$48,578	$35	$56,178	$193

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of March 31, 2019 and December 31, 2018.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of March 31, 2019
Commercial and industrial	$3,985,650	$57,746	$105,172	$34,694	$4,183,262
Agricultural	410,422	9,119	16,561	2,359	438,461
Commercial real estate:
Office, retail, and industrial	1,681,471	62,937	45,000	17,484	1,806,892
Multi-family	734,064	9,409	6,511	2,959	752,943
Construction	657,979	16,088	9,408	—	683,475
Other commercial real estate	1,259,991	14,175	32,741	2,971	1,309,878
Total commercial real estate	4,333,505	102,609	93,660	23,414	4,553,188
Total corporate loans	$8,729,577	$169,474	$215,393	$60,467	$9,174,911
As of December 31, 2018
Commercial and industrial	$3,952,066	$74,878	$59,842	$33,507	$4,120,293
Agricultural	407,542	10,070	11,752	1,564	430,928
Commercial real estate:
Office, retail, and industrial	1,735,426	35,853	43,128	6,510	1,820,917
Multi-family	745,131	9,273	6,674	3,107	764,185
Construction	624,446	16,370	8,377	144	649,337
Other commercial real estate	1,294,128	47,736	17,092	2,854	1,361,810
Total commercial real estate	4,399,131	109,232	75,271	12,615	4,596,249
Total corporate loans	$8,758,739	$194,180	$146,865	$47,686	$9,147,470

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $624,000 as of March 31, 2019 and $657,000 as of December 31, 2018.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of March 31, 2019
Home equity	$856,232	$5,836	$862,068
1-4 family mortgages	1,082,362	3,902	1,086,264
Installment	445,760	—	445,760
Total consumer loans	$2,384,354	$9,738	$2,394,092
As of December 31, 2018
Home equity	$846,214	$5,393	$851,607
1-4 family mortgages	1,013,325	3,856	1,017,181
Installment	430,525	—	430,525
Total consumer loans	$2,290,064	$9,249	$2,299,313

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2019 and December 31, 2018. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2019			As of December 31, 2018
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$241	$8,829	$9,070	$246	$5,994	$6,240
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	—	—
Multi-family	552	—	552	557	—	557
Construction	—	—	—	—	—	—
Other commercial real estate	179	—	179	181	—	181
Total commercial real estate	731	—	731	738	—	738
Total corporate loans	972	8,829	9,801	984	5,994	6,978
Home equity	112	266	378	113	327	440
1-4 family mortgages	760	280	1,040	769	291	1,060
Installment	—	—	—	—	—	—
Total consumer loans	872	546	1,418	882	618	1,500
Total loans	$1,844	$9,375	$11,219	$1,866	$6,612	$8,478

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. As of March 31, 2019 there were $173,000 of specific reserves related to TDRs. There were no specific reserves related to TDRs as of December 31, 2018.
There were no material restructurings during the quarters ended March 31, 2019 and 2018.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2019 and 2018.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2019 and 2018 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Accruing
Beginning balance	$1,866	$1,796
Additions	12	—
Net payments	(34)	(18)
Net transfers to non-accrual	—	—
Ending balance	1,844	1,778
Non-accrual
Beginning balance	6,612	24,533
Additions	—	355
Net advances (payments)	2,921	(3,113)
Charge-offs	(158)	(1,309)
Net transfers from accruing	—	—
Ending balance	9,375	20,466
Total TDRs	$11,219	$22,244
There were $631,000 and $3.8 million of commitments to lend additional funds to borrowers with TDRs as of March 31, 2019 and December 31, 2018, respectively.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2033. As of March 31, 2019, the weighted-average remaining lease term on these leases was 11.26 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company rents or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of March 31, 2019.
Lease Liability
(Dollar amounts in thousands)

As of March 31, 2019
Year Ending December 31,
2019	$11,917
2020	17,115
2021	16,980
2022	16,982
2023	17,130
2024 and thereafter	114,384
Total minimum lease payments	194,508
Discount(1)	(33,935)
Lease liability(2)	160,573

(1)	Represents the net present value adjustment related to minimum lease payments.

(2)	Included in accrued interest payable and other liabilities in the Consolidated Statements of Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 3.34% as of March 31, 2019.
As of March 31, 2019, right-of-use assets of $140.7 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the quarters ended March 31, 2019 and 2018.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Lease expense charged to operations	$4,060	$4,997
Accretion of operating lease intangible (1)	—	(295)
Accretion of deferred gain on sale-leaseback transaction (1)	—	(1,463)
Rental income from premises leased to others (1)	(157)	(154)
Net operating lease expense	$3,903	$3,085

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party 55 branches and concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. Remaining deferred pre-tax gains were $65.5 million as of December 31, 2018. Upon adoption of new lease guidance on January 1, 2019, the remaining after tax gain of $47.3 million was recognized as a cumulative-effect adjustment to equity in the Consolidated Statements of Financial Condition. For additional detail regarding the new lease guidance see Note 2 "Recent Accounting Pronouncements."
9. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company.
10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2019	2018
Net income	$46,058	$33,510
Net income applicable to non-vested restricted shares	(403)	(311)
Net income applicable to common shares	$45,655	$33,199
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	105,770	101,922
Dilutive effect of common stock equivalents	—	16
Weighted-average diluted common shares outstanding	105,770	101,938
Basic EPS	$0.43	$0.33
Diluted EPS	$0.43	$0.33
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	110

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
Cash Flow Hedges
As of March 31, 2019, the Company hedged $1.1 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.1 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $740.0 million began on various dates between June of 2015 and May of 2018, and mature between June of 2019 and December of 2023. The remaining forward starting interest rate swaps totaling $400.0 million begin at various dates between April of 2019 and February of 2021 and mature between December of 2021 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.53% as of March 31, 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018
Gross notional amount outstanding	$2,280,000	$2,280,000
Derivative asset fair value in other assets(1)	3,188	6,889
Derivative liability fair value in other liabilities(1)	(7,239)	(11,328)
Weighted-average interest rate received	2.15%	2.12%
Weighted-average interest rate paid	2.26%	2.20%
Weighted-average maturity (in years)	1.27	1.53

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of March 31, 2019, the Company estimates that $1.5 million will be reclassified from accumulated other comprehensive loss as a decrease to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2019 and December 31, 2018, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties, therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $1.3 million and $1.6 million for the quarters ended March 31, 2019 and 2018, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018
Gross notional amount outstanding	$3,098,820	$3,085,226
Derivative asset fair value in other assets(1)	33,598	25,168
Derivative liability fair value in other liabilities(1)	(17,139)	(17,533)
Fair value of derivative(2)	17,663	18,013

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2019 and December 31, 2018. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters ended March 31, 2019 and 2018.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$3,353	$6,996
Interest rate swaps in interest expense	(4,180)	(7,183)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$1,393	$271
Interest rate swaps in interest expense	(2,024)	(606)
The following table presents the impact of derivative instruments on net interest income for the quarters ended March 31, 2019 and 2018.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Cash Flow Hedges
Interest rate swaps in interest income	1,393	271
Interest rate swaps in interest expense	(2,024)	(606)
Total cash flow hedges	(631)	(335)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2019 and December 31, 2018, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2019 and December 31, 2018.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$36,786	$24,378	$32,057	$28,861
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	36,786	24,378	32,057	28,861
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(8,819)	(8,819)	(11,678)	(11,678)
Cash collateral pledged	(1,230)	(4,860)	(9,060)	(3,506)
Net credit exposure	$26,737	$10,699	$11,319	$13,677

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2019 and December 31, 2018, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2019 and December 31, 2018 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,686,990	$1,729,286
Commercial real estate	302,263	296,882
Home equity	578,969	570,553
Other commitments(1)	244,222	244,917
Total commitments to extend credit	$2,812,444	$2,841,638

Letters of credit	$120,028	$112,728

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2019 and 2018.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	22,187	11,117	—	19,658	11,148	—
Securities available-for-sale
U.S. treasury securities	40,892	—	—	37,767	—	—
U.S. agency securities	—	128,321	—	—	142,563	—
CMOs	—	1,357,030	—	—	1,315,209	—
MBSs	—	487,026	—	—	466,934	—
Municipal securities	—	233,476	—	—	227,187	—
Corporate debt securities	—	103,450	—	—	82,349	—
Total securities available-for-sale	40,892	2,309,303	—	37,767	2,234,242	—
Mortgage servicing rights ("MSRs")(1)	—	—	6,228	—	—	6,730
Derivative assets(1)	—	36,786	—	—	32,057	—
Liabilities
Derivative liabilities(2)	$—	$24,378	$—	$—	$28,861	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
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

MSRs
The Company services loans for others totaling $634.5 million and $627.3 million as of March 31, 2019 and December 31, 2018, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2019 and December 31, 2018.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2019			December 31, 2018
Prepayment speed	6.9%	-	14.3%	6.5%	-	13.5%
Maturity (months)	19	-	97	20	-	104
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2019 and 2018 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Beginning balance	$6,730	$5,894
New MSRs	253	176
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(600)	560
Other changes in fair value(2)	(155)	(162)
Ending balance(3)	$6,228	$6,468
Contractual servicing fees earned(1)	$381	$378

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2019 and 2018.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$22,349	$—	$—	$24,565
OREO(2)	—	—	1,760	—	—	6,012
Loans held-for-sale(3)	—	—	8,918	—	—	3,478
Assets held-for-sale(4)	—	—	5,225	—	—	3,722

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of March 31, 2019 and December 31, 2018, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2019 and December 31, 2018 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$186,230	$186,230	$211,189	$211,189
Interest-bearing deposits in other banks	2	76,529	76,529	78,069	78,069
Securities held-to-maturity	2	12,842	12,655	10,176	9,871
FHLB and FRB stock	2	85,790	85,790	80,302	80,302
Loans	3	11,467,223	11,226,795	11,346,668	11,052,040
Investment in BOLI	3	295,899	295,899	296,733	296,733
Accrued interest receivable	3	56,677	56,677	54,847	54,847
Liabilities
Deposits	2	$12,160,982	$12,148,240	$12,084,112	$12,064,604
Borrowed funds	2	973,852	973,852	906,079	906,079
Senior and subordinated debt	2	203,984	213,410	203,808	211,207
Accrued interest payable	2	9,764	9,764	10,005	10,005
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both March 31, 2019 and December 31, 2018, the Company estimated the fair value of lending commitments outstanding to be immaterial.

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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2019 and 2018 and Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2018 Annual Report on Form 10-K ("2018 10-K"). The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of future results.
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

Some of these metrics may be presented on a basis not in accordance with U.S. generally accepted accounting principles ("non-GAAP"). For detail on our non-GAAP metrics, see the discussion in the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations." Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as any oral statements made by or on behalf of First Midwest, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "outlook," "predict," "project," "probable," "potential," "possible," "target," "continue," "look forward," or "assume" and words of similar import. Forward-looking statements are not historical facts or guarantees of future performance but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. First Midwest cautions you not to place undue reliance on these statements. Forward-looking statements speak only as of the date made, and we undertake no obligation to update any forward-looking statements.

Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2019, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, our Delivering Excellence initiative, including costs and benefits associated therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including our proposed acquisition of Bridgeview, estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions, including those discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2018 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact our business and financial performance.
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
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 10-K. There have been no material changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2018.
ACQUISITIONS
Completed
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser based in Milwaukee, Wisconsin with approximately $800 million of assets under management at closing.
Pending
Bridgeview Bancorp, Inc.
On December 6, 2018, the Company entered into a merger agreement to acquire Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. As of December 31, 2018, Bridgeview had approximately $1.3 billion of assets, $1.0 billion of deposits, and $800.0 million of loans, excluding Bridgeview's mortgage division, which the Company is not acquiring. The merger agreement provides for a fixed exchange ratio of 0.2767 shares of Company common stock, plus $1.79 in cash, for each share of Bridgeview common stock, subject to certain adjustments. The Company anticipates issuing approximately 4.7 million shares at closing. As of the date of announcement, the overall transaction was valued at approximately $145 million. The acquisition is subject to the completion of various closing conditions, and is anticipated to close on May 9, 2019.
STOCK REPURCHASE PROGRAM
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock, or approximately 7.5% of the Company's outstanding shares. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2019	2018
Operating Results
Interest income	$162,490	$131,345
Interest expense	23,466	12,782
Net interest income	139,024	118,563
Provision for loan losses	10,444	15,181
Noninterest income	34,906	35,517
Noninterest expense	102,110	95,582
Income before income tax expense	61,376	43,317
Income tax expense	15,318	9,807
Net income	$46,058	$33,510
Weighted-average diluted common shares outstanding	105,770	101,938
Diluted earnings per common share	$0.43	$0.33
Diluted earnings per common share, adjusted(1)	$0.46	$0.33
Performance Ratios
Return on average common equity(2)	8.66%	7.19%
Return on average common equity, adjusted(1)(2)	9.22%	7.19%
Return on average tangible common equity(2)	14.41%	12.50%
Return on average tangible common equity, adjusted(1)(2)	15.31%	12.50%
Return on average assets(2)	1.19%	0.96%
Return on average assets, adjusted(1)(2)	1.27%	0.96%
Tax-equivalent net interest margin(1)(2)(3)	4.04%	3.80%
Efficiency ratio(1)	55.69%	60.96%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)	These ratios are presented on an annualized basis.

(3)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			March 31, 2019 Change From
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018
Balance Sheet Highlights
Total assets	$15,817,769	$15,505,649	$14,379,971	$312,120	$1,437,798
Total loans	11,569,003	11,446,783	10,676,774	122,220	892,229
Total deposits	12,160,982	12,084,112	11,146,022	76,870	1,014,960
Core deposits	9,559,684	9,543,208	9,339,760	16,476	219,924
Loans to deposits	95.1%	94.7%	95.8%
Core deposits to total deposits	78.6%	79.0%	83.8%
Asset Quality Highlights
Non-accrual loans	$70,205	$56,935	$75,015	$13,270	$(4,810)
90 days or more past due loans, still accruing interest(1)	8,446	8,282	4,633	164	3,813
Total non-performing loans	78,651	65,217	79,648	13,434	(997)
Accruing troubled debt restructurings ("TDRs")	1,844	1,866	1,778	(22)	66
Other real estate owned ("OREO")	10,818	12,821	17,472	(2,003)	(6,654)
Total non-performing assets	$91,313	$79,904	$98,898	$11,409	$(7,585)
30-89 days past due loans(1)	$45,764	$37,524	$42,573	$8,240	$3,191
Non-performing assets to total loans plus OREO	0.79%	0.70%	0.92%
Allowance for Credit Losses
Allowance for credit losses	$104,779	$103,419	$95,854	$1,360	$8,925
Allowance for credit losses to total loans(2)	0.91%	0.90%	0.90%
Allowance for credit losses to total loans, excluding acquired loans(3)	1.00%	1.01%	1.01%
Allowance for credit losses to non-accrual loans(2)	149.25%	181.64%	127.78%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

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
Net income for the first quarter of 2019 was $46.1 million, or $0.43 per share, up from $33.5 million or $0.33 per share, for the first quarter of 2018. Reported results for the first quarter of 2019 were impacted by acquisition and integration related expenses and implementation costs related to the Company's Delivering Excellence initiative. Excluding these expenses, net income for the first quarter of 2019 was $49.0 million, or $0.46 per share, compared to $33.5 million, or $0.33 per share, for the same period in 2018. The increase in net income, adjusted, and earnings per share, adjusted, compared to the first quarter of 2018 reflects higher net interest income and lower provision for loan losses, partially offset by higher noninterest expense, a higher effective income tax rate, and slightly lower noninterest income. A discussion of net interest income, noninterest income, noninterest expense, and income tax expense is presented in the following section titled "Earnings Performance."
Total loans of $11.6 billion grew by $122.2 million, or 4.3% annualized, from December 31, 2018.
Non-performing assets to total loans plus OREO was 0.79% at March 31, 2019, compared to 0.70% and 0.92% at December 31, 2018 and March 31, 2018, respectively. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and OREO.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements included in our 2018 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2019 and 2018, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$125,615	$728	2.35	$112,137	$423	1.53	$56	$249	$305
Securities(1)	2,371,692	16,387	2.76	2,063,223	12,141	2.35	2,068	2,178	4,246
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	79,821	952	4.77	76,883	438	2.28	17	497	514
Loans(1)(2)	11,458,233	145,531	5.15	10,499,283	119,318	4.61	11,458	14,755	26,213
Total interest-earning assets(1)(2)	14,035,361	163,598	4.72	12,751,526	132,320	4.20	13,599	17,679	31,278
Cash and due from banks	202,101			181,797
Allowance for loan losses	(107,520)			(99,234)
Other assets	1,537,897			1,352,964
Total assets	$15,667,839			$14,187,053
Liabilities and Stockholders' Equity
Savings deposits	$2,037,831	346	0.07	$2,015,679	368	0.07	4	(26)	(22)
NOW accounts	2,083,366	2,162	0.42	1,992,672	1,048	0.21	50	1,064	1,114
Money market deposits	1,809,234	2,349	0.53	1,814,057	824	0.18	(2)	1,527	1,525
Time deposits	2,647,316	11,745	1.80	1,735,155	3,939	0.92	2,773	5,033	7,806
Borrowed funds	877,995	3,551	1.64	858,297	3,479	1.64	80	(8)	72
Senior and subordinated debt	203,899	3,313	6.59	195,243	3,124	6.49	147	42	189
Total interest-bearing liabilities	9,659,641	23,466	0.99	8,611,103	12,782	0.60	3,052	7,632	10,684
Demand deposits	3,587,480			3,466,832
Total funding sources	13,247,121		0.72	12,077,935		0.43
Other liabilities	282,437			235,699
Stockholders' equity – common	2,138,281			1,873,419
Total liabilities and stockholders' equity	$15,667,839			$14,187,053
Tax-equivalent net interest income/margin(1)		140,132	4.04		119,538	3.80	$10,547	$10,047	$20,594
Tax-equivalent adjustment		(1,108)			(975)
Net interest income (GAAP)		$139,024			$118,563
Impact of acquired loan accretion(1)		$6,369	0.18		$5,112	0.16
Tax-equivalent net interest income/ margin, adjusted(1)		$133,763	3.86		$114,426	3.64

(1)
Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. See the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations" for a discussion of this non-GAAP financial measure.

(2)
Non-accrual loans, which totaled $70.2 million as of March 31, 2019 and $75.0 million as of March 31, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income for the first quarter of 2019 was up 17.3% compared to the first quarter of 2018. The rise in net interest income resulted primarily from the acquisition of interest-earning assets from the Northern States Financial Corporation ("Northern States") transaction in the fourth quarter of 2018, higher interest rates, growth in loans and securities, and higher acquired loan accretion, partially offset by higher cost of funds.

Acquired loan accretion contributed $6.4 million and $5.1 million to net interest income for the first quarter of 2019 and 2018, respectively.
Tax-equivalent net interest margin for the current quarter was 4.04%, increasing 24 basis points from the first quarter of 2018 as the benefit of higher interest rates more than offset the rise in funding costs. In addition, tax-equivalent net interest margin was impacted by a 2 basis point increase in acquired loan accretion.
For the first quarter of 2019, total average interest-earning assets rose by $1.3 billion from the first quarter of 2018. The increase resulted primarily from the Northern States transaction, organic loan growth, and security purchases.
Total average funding sources for the first quarter of 2019 increased by $1.2 billion from the first quarter of 2018, due primarily to the Northern States transaction and time deposits.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2019 and 2018 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018	% Change
Service charges on deposit accounts	$11,540	$11,652	(1.0)
Wealth management fees	11,600	10,958	5.9
Card-based fees, net (1)	4,378	3,933	11.3
Capital market products income	1,279	1,558	(17.9)
Mortgage banking income	1,004	2,397	(58.1)
Merchant servicing fees, net	337	330	2.1
Other service charges, commissions, and fees	2,274	2,218	2.5
Total fee-based revenues	32,412	33,046	(1.9)
Other income(2)	2,494	2,471	0.9
Total noninterest income	$34,906	$35,517	(1.7)

(1)
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
Total noninterest income of $34.9 million was down 1.7% from the first quarter of 2018. The increase in wealth management fees was driven primarily by customers acquired in the Northern Oak transaction. The rise in net card-based fees benefitted from higher transaction volumes and services provided to customers acquired in the Northern States transaction. Capital market products income fluctuates from quarter to quarter based on the size and frequency of sales to corporate clients. The decrease in mortgage banking income resulted primarily from a reduction in the fair value of mortgage servicing rights during the first quarter of 2019. The change in the fair value of mortgage servicing rights fluctuates from quarter to quarter and resulted in a decrease to mortgage banking income of $1.1 million compared to the first quarter of 2018.

Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2019 and 2018 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018	% Change
Salaries and employee benefits:
Salaries and wages	$46,135	$45,830	0.7
Retirement and other employee benefits	11,238	10,957	2.6
Total salaries and employee benefits	57,373	56,787	1.0
Net occupancy and equipment expense	14,770	13,773	7.2
Professional services	7,788	7,580	2.7
Technology and related costs	4,596	4,771	(3.7)
Advertising and promotions	2,372	1,650	43.8
Net OREO expense	681	1,068	(36.2)
Other expenses	10,581	9,953	6.3
Acquisition and integration related expenses	3,691	—	100.0
Delivering Excellence implementation costs	258	—	100.0
Total noninterest expense	$102,110	$95,582	6.8
Acquisition and integration related expenses	(3,691)	—	(100.0)
Delivering Excellence implementation costs	(258)	—	(100.0)
Total noninterest expense, adjusted(1)	$98,161	$95,582	2.7

(1)	See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total noninterest expense increased by 6.8% from the first quarter of 2018. During the first quarter of 2019, noninterest expense was impacted by acquisition and integration related expenses and costs related to the implementation of the Delivering Excellence initiative. Excluding these items, noninterest expense for the first quarter of 2019 was $98.2 million, up 2.7% from first quarter of 2018.
Salaries and employee benefits were consistent with the first quarter of 2018 as higher costs associated with organizational growth and merit increases were offset by the ongoing benefits of the Delivering Excellence initiative. Net occupancy and equipment expense increased due to the adoption of lease accounting guidance in the first quarter of 2019. Upon adoption of this guidance, a deferred gain that resulted from a prior sale-leaseback transaction is no longer included as a reduction in net occupancy and equipment expense in the amount of approximately $1.5 million quarterly. Advertising and promotions expense increased due to higher costs related to marketing campaigns. The decrease in net OREO expense was due mainly to higher levels of gains on sales of properties and a reduction in operating expenses.
Acquisition and integration related expenses for the first quarter of 2019 resulted from the acquisition of Northern States and Northern Oak and the pending acquisition of Bridgeview.
Delivering Excellence implementation costs for the first quarter of 2019 resulted from certain actions initiated by the Company in connection with its Delivering Excellence initiative and include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters ended March 31, 2019 and 2018 is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Income before income tax expense	$61,376	$43,317
Income tax expense:
Federal income tax expense	$11,066	$7,146
State income tax expense	4,252	2,661
Total income tax expense	$15,318	$9,807
Effective income tax rate	25.0%	22.6%
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
The increase in the effective tax rate and total income tax expense for the first quarter of 2019 was driven primarily by a $1.0 million income tax benefit related to employee share-based payments that impacted the first quarter of 2018. In addition, total income tax expense for the first quarter of 2019 was up $5.5 million compared to the same period in the prior year as a result of higher levels of income subject to tax at statutory rates.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 15 to the Consolidated Financial Statements of our 2018 10-K.
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2019				As of December 31, 2018
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$40,938	$(46)	$40,892	1.8	$37,925	$(158)	$37,767	1.7
U.S. agency securities	129,486	(1,165)	128,321	5.5	144,125	(1,562)	142,563	6.3
Collateralized mortgage obligations ("CMOs")	1,365,007	(7,977)	1,357,030	57.7	1,336,531	(21,322)	1,315,209	57.9
Other mortgage-backed securities ("MBSs")	491,689	(4,663)	487,026	20.7	477,665	(10,731)	466,934	20.5
Municipal securities	231,790	1,686	233,476	9.9	229,600	(2,413)	227,187	10.0
Corporate debt securities	104,444	(994)	103,450	4.4	86,074	(3,725)	82,349	3.6
Total securities available-for-sale	$2,363,354	$(13,159)	$2,350,195	100.0	$2,311,920	$(39,911)	$2,272,009	100.0
Securities Held-to-Maturity
Municipal securities	$12,842	$(187)	$12,655		$10,176	$(305)	$9,871
Equity Securities			$33,304				$30,806
Portfolio Composition
As of March 31, 2019, our securities available-for-sale portfolio totaled $2.4 billion, increasing by $78.2 million, or 3.4%, from December 31, 2018. The increase from December 31, 2018 was driven primarily by $131.7 million of purchases, consisting primarily of CMOs, MBSs, and corporate debt securities, partially offset by $77.6 million of maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of March 31, 2019 and December 31, 2018.
Table 7
Securities Effective Duration Analysis

	As of March 31, 2019			As of December 31, 2018
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	1.00%	1.03	2.33%	1.08%	1.12	2.23%
U.S. agency securities	1.51%	2.92	2.32%	1.56%	2.97	2.29%
CMOs	3.04%	4.34	2.78%	3.53%	4.71	2.72%
MBSs	3.74%	5.12	2.82%	4.26%	5.63	2.76%
Municipal securities	4.56%	4.56	2.68%	4.81%	5.05	2.65%
Corporate debt securities	1.02%	6.19	3.79%	0.00%	6.93	3.53%
Total securities available-for-sale	3.13%	4.47	2.79%	3.51%	4.85	2.72%
Securities Held-to-Maturity
Municipal securities	1.02%	1.08	4.38%	1.27%	1.35	3.54%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.47 years and 3.13%, respectively, as of March 31, 2019, down from 4.85 years and 3.51% as of December 31, 2018. The decrease resulted primarily from purchases of CMOs, MBSs, and corporate debt securities with fixed rates and similar maturities.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the first quarters of 2019 and 2018.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the decrease in net unrealized losses to $13.2 million as of March 31, 2019 from $39.9 million as of December 31, 2018.
Net unrealized losses in the CMO and MBS portfolio totaled $12.6 million as of March 31, 2019, compared to $32.1 million as of December 31, 2018. CMOs and MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these securities as of March 31, 2019 represents other-than-temporary securities impairment ("OTTI") related to credit deterioration. In addition, we do not intend to sell the CMOs or MBSs with unrealized losses and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 79.3% of total loans as of March 31, 2019. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of March 31, 2019	% of Total Loans	As of December 31, 2018	% of Total Loans	% Change
Commercial and industrial	$4,183,262	36.2	$4,120,293	36.0	1.5
Agricultural	438,461	3.8	430,928	3.8	1.7
Commercial real estate:
Office, retail, and industrial	1,806,892	15.6	1,820,917	15.9	(0.8)
Multi-family	752,943	6.5	764,185	6.7	(1.5)
Construction	683,475	5.9	649,337	5.6	5.3
Other commercial real estate	1,309,878	11.3	1,361,810	11.9	(3.8)
Total commercial real estate	4,553,188	39.3	4,596,249	40.1	(0.9)
Total corporate loans	9,174,911	79.3	9,147,470	79.9	0.3
Home equity	862,068	7.4	851,607	7.4	1.2
1-4 family mortgages	1,086,264	9.4	1,017,181	8.9	6.8
Installment	445,760	3.9	430,525	3.8	3.5
Total consumer loans	2,394,092	20.7	2,299,313	20.1	4.1
Total loans	$11,569,003	100.0	$11,446,783	100.0	1.1
Total loans of $11.6 billion increased by 4.3%, annualized, from December 31, 2018. Growth in commercial and industrial loans, primarily within our sector-based lending drove the rise in total corporate loans. The rise in construction loans was due to new loan originations and line draws on existing credits. The overall decline in office, retail, and industrial and other commercial real estate loans resulted primarily from the decision of certain customers to opportunistically sell their commercial business and investment real estate properties, as well as refinancing with non-bank lenders and real estate investors. Growth in consumer loans resulted from purchases of shorter-duration home equity loans and 1-4 family mortgages and organic growth.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 40.0% of total loans, and totaled $4.6 billion at March 31, 2019, an increase of $70.5 million, or 1.5%, from December 31, 2018. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of March 31, 2019 and December 31, 2018.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2019	% of Total	As of December 31, 2018	% of Total
Office, retail, and industrial:
Office	$679,164	14.9	$708,146	15.4
Retail	509,982	11.2	506,099	11.0
Industrial	617,746	13.6	606,672	13.2
Total office, retail, and industrial	1,806,892	39.7	1,820,917	39.6
Multi-family	752,943	16.5	764,185	16.7
Construction	683,475	15.0	649,337	14.1
Other commercial real estate:
Multi-use properties	279,741	6.1	309,199	6.7
Rental properties	227,767	5.0	235,851	5.1
Warehouses and storage	193,398	4.3	197,185	4.3
Hotels	117,838	2.6	128,199	2.8
Restaurants	113,375	2.5	115,667	2.5
Service stations and truck stops	112,999	2.5	100,293	2.2
Recreational	69,399	1.5	70,490	1.5
Other	195,361	4.3	204,926	4.5
Total other commercial real estate	1,309,878	28.8	1,361,810	29.6
Total commercial real estate	$4,553,188	100.0	$4,596,249	100.0
Commercial real estate loans represent 39.3% of total loans, and totaled $4.6 billion at March 31, 2019, decreasing $43.1 million, or 0.9%, from December 31, 2018.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 43% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of March 31, 2019. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 194% and construction loans to total capital was 35% as of March 31, 2019. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 20.7% of total loans, and totaled $2.4 billion at March 31, 2019, an increase of $94.8 million, or 4.1%, from December 31, 2018. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 10
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual(2)	Total Loans
As of March 31, 2019
Commercial and industrial	$2,198	$4,127,166	$15,924	$3,280	$34,694	$4,183,262
Agricultural	3,602	432,399	—	101	2,359	438,461
Commercial real estate:
Office, retail, and industrial	13,491	1,762,539	9,494	3,884	17,484	1,806,892
Multi-family	6,480	739,627	3,866	11	2,959	752,943
Construction	6,231	672,149	5,066	29	—	683,475
Other commercial real estate	50,736	1,252,002	3,918	251	2,971	1,309,878
Total commercial real estate	76,938	4,426,317	22,344	4,175	23,414	4,553,188
Total corporate loans	82,738	8,985,882	38,268	7,556	60,467	9,174,911
Home equity	1,911	851,352	2,930	39	5,836	862,068
1-4 family mortgages	16,475	1,064,674	1,213	—	3,902	1,086,264
Installment	938	440,618	3,353	851	—	445,760
Total consumer loans	19,324	2,356,644	7,496	890	9,738	2,394,092
Total loans	$102,062	$11,342,526	$45,764	$8,446	$70,205	$11,569,003
As of December 31, 2018
Commercial and industrial	$1,175	$4,076,842	$8,347	$422	$33,507	$4,120,293
Agricultural	3,282	425,041	940	101	1,564	430,928
Commercial real estate:
Office, retail, and industrial	16,556	1,785,561	8,209	4,081	6,510	1,820,917
Multi-family	13,663	745,739	1,487	189	3,107	764,185
Construction	4,838	640,936	3,419	—	144	649,337
Other commercial real estate	54,763	1,297,191	4,805	2,197	2,854	1,361,810
Total commercial real estate	89,820	4,469,427	17,920	6,467	12,615	4,596,249
Total corporate loans	94,277	8,971,310	27,207	6,990	47,686	9,147,470
Home equity	1,916	839,206	4,988	104	5,393	851,607
1-4 family mortgages	16,655	991,842	3,681	1,147	3,856	1,017,181
Installment	962	427,874	1,648	41	—	430,525
Total consumer loans	19,533	2,258,922	10,317	1,292	9,249	2,299,313
Total loans	$113,810	$11,230,232	$37,524	$8,282	$56,935	$11,446,783

(1)	PCI loans with an accretable yield are considered current.

(2)
Includes PCI loans of $45,000 and $58,000 as of March 31, 2019 and December 31, 2018, respectively, which no longer have an accretable yield as estimates of expected future cash flows have decreased since the acquisition date due to credit deterioration.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 11
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Non-accrual loans	$70,205	$56,935	$64,766	$53,475	$75,015
90 days or more past due loans, still accruing interest(1)	8,446	8,282	2,949	7,954	4,633
Total non-performing loans	78,651	65,217	67,715	61,429	79,648
Accruing TDRs	1,844	1,866	1,741	1,760	1,778
OREO	10,818	12,821	12,244	12,892	17,472
Total non-performing assets	$91,313	$79,904	$81,700	$76,081	$98,898
30-89 days past due loans(1)	$45,764	$37,524	$46,257	$39,171	$42,573
Non-accrual loans to total loans	0.61%	0.50%	0.59%	0.49%	0.70%
Non-performing loans to total loans	0.68%	0.57%	0.61%	0.56%	0.75%
Non-performing assets to total loans plus OREO	0.79%	0.70%	0.74%	0.70%	0.92%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.
Total non-performing assets represented 0.79% of total loans and OREO at March 31, 2019, compared to 0.70% and 0.92% at December 31, 2018 and March 31, 2018, respectively, reflective of normal fluctuations that can occur on a quarterly basis. The decline in OREO compared to March 31, 2018 resulted from sales of OREO properties.

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
Table 12
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2019		December 31, 2018		March 31, 2018
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$9,070	6	$6,240	10	$17,090
Commercial real estate:
Office, retail, and industrial	—	—	—	—	4	2,336
Multi-family	2	552	2	557	3	714
Other commercial real estate	1	179	1	181	1	189
Total commercial real estate	3	731	3	738	8	3,239
Total corporate loans	8	9,801	9	6,978	18	20,329
Home equity	9	378	11	440	14	809
1-4 family mortgages	11	1,040	11	1,060	11	1,106
Total consumer loans	20	1,418	22	1,500	25	1,915
Total TDRs	28	$11,219	31	$8,478	43	$22,244
Accruing TDRs	15	$1,844	15	$1,866	13	$1,778
Non-accrual TDRs	13	9,375	16	6,612	30	20,466
Total TDRs	28	$11,219	31	$8,478	43	$22,244
Year-to-date charge-offs on TDRs		$158		$3,925		$1,309
Specific reserves related to TDRs		173		—		2,374

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 13
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of March 31, 2019			As of December 31, 2018
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$57,746	$104,931	$162,677	$74,878	$59,597	$134,475
Agricultural	9,119	16,178	25,297	10,070	11,752	21,822
Commercial real estate	102,609	93,660	196,269	109,232	74,886	184,118
Total corporate performing potential problem loans(4)	$169,474	$214,769	$384,243	$194,180	$146,235	$340,415
Corporate performing potential problem loans to corporate loans	1.85%	2.34%	4.19%	2.12%	1.60%	3.72%
Corporate PCI performing potential problem loans included in the totals above	$4,768	$27,182	$31,950	$14,650	$20,638	$35,288

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $624,000 as of March 31, 2019 and $630,000 as of December 31, 2018.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans was 4.19% at March 31, 2019, increasing from 3.72% at December 31, 2018. The increase resulted primarily from higher levels of commercial and industrial and commercial real estate loans classified as substandard. Management has specific monitoring and remediation plans associated with these loans.
OREO
OREO consists of properties acquired as the result of borrower defaults on loans.
Table 14
OREO by Type
(Dollar amounts in thousands)

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Single-family homes	$2,241	$3,337	$1,173
Land parcels:
Raw land	—	—	850
Commercial lots	2,654	2,310	4,657
Single-family lots	1,543	1,962	2,135
Total land parcels	4,197	4,272	7,642
Multi-family units	—	—	225
Commercial properties	4,380	5,212	8,432
Total OREO	$10,818	$12,821	$17,472

OREO Activity
A rollforward of OREO balances for the quarters ended March 31, 2019 and 2018 is presented in the following table.
Table 15
OREO Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2019	2018
Beginning balance	$12,821	$20,851
Transfers from loans	—	937
Acquisitions	—	—
Proceeds from sales	(2,795)	(3,876)
Gains (losses) on sales of OREO	107	(20)
OREO valuation adjustments	685	(420)
Ending balance	$10,818	$17,472
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2019.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of March 31, 2019 and December 31, 2018.
Table 16
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Three months ended March 31, 2019
Beginning balance	$102,222	$1,197	$103,419
Net charge-offs	(9,021)	(63)	(9,084)
Provision for loan losses and other expense	10,607	(163)	10,444
Ending balance	$103,808	$971	$104,779
As of March 31, 2019
Total loans	$10,408,534	$1,160,469	$11,569,003
Remaining acquisition adjustment(2)	N/A	70,058	70,058
Allowance for credit losses to total loans(3)	1.00%	0.08%	0.91%
Remaining acquisition adjustment to acquired loans	N/A	6.04%	N/A
As of December 31, 2018
Total loans	$10,114,113	$1,332,670	$11,446,783
Remaining acquisition adjustment(2)	N/A	76,496	76,496
Allowance for credit losses to total loans(3)	1.01%	0.09%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	5.74%	N/A
N/A – Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $41.4 million and $28.6 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of March 31, 2019, and $45.4 million and $31.1 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2018.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 1.00% as of March 31, 2019. The acquisition adjustment decreased by $6.4 million during the first quarter of 2019, driven primarily by acquired loan accretion, resulting in a remaining acquisition adjustment as a percent of acquired loans of 6.04%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $483.1 million and $458.0 million as of March 31, 2019 and December 31, 2018, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $1.0 million on acquired loans as of March 31, 2019.

Table 17
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Change in allowance for credit losses
Beginning balance	$103,419	$100,925	$97,691	$95,854	$96,729
Loan charge-offs:
Commercial, industrial, and agricultural	6,451	6,868	6,277	8,662	14,670
Office, retail, and industrial	628	761	759	305	461
Multi-family	340	—	1	4	—
Construction	6	—	1	—	—
Other commercial real estate	210	163	177	1	69
Consumer	3,142	2,535	2,049	2,337	1,885
Total loan charge-offs	10,777	10,327	9,264	11,309	17,085
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,301	1,239	416	753	538
Office, retail, and industrial	10	48	163	26	97
Multi-family	1	3	—	—	—
Construction	6	99	5	8	13
Other commercial real estate	21	980	154	359	39
Consumer	354	441	512	386	342
Total recoveries of loan charge-offs	1,693	2,810	1,250	1,532	1,029
Net loan charge-offs	9,084	7,517	8,014	9,777	16,056
Provision for loan losses	10,444	9,811	11,248	11,614	15,181
Increase in reserve for unfunded commitments (1)	—	200	—	—	—
Total provision for loan losses and other expense	10,444	10,011	11,248	11,614	15,181
Ending balance	$104,779	$103,419	$100,925	$97,691	$95,854
Allowance for credit losses
Allowance for loan losses	$103,579	$102,219	$99,925	$96,691	$94,854
Reserve for unfunded commitments	1,200	1,200	1,000	1,000	1,000
Total allowance for credit losses	$104,779	$103,419	$100,925	$97,691	$95,854
Allowance for credit losses to loans(1)	0.91%	0.90%	0.91%	0.90%	0.90%
Allowance for credit losses to loans, excluding acquired loans(2)	1.00%	1.01%	1.01%	1.00%	1.01%
Allowance for credit losses to non-accrual loans	149.25%	181.64%	155.83%	182.69%	127.78%
Allowance for credit losses to non-performing loans	133.22%	158.58%	149.04%	159.03%	120.35%
Average loans	$11,456,267	$10,921,795	$10,978,336	$10,785,341	$10,496,089
Net loan charge-offs to average loans, annualized	0.32%	0.38%	0.29%	0.36%	0.62%

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
Activity in the Allowance for Credit Losses
The allowance for credit losses was $104.8 million as of March 31, 2019 and represents 0.91% of total loans compared to 0.90% at December 31, 2018.

The provision for loan losses was $10.4 million for the quarter ended March 31, 2019, compared to $9.8 million and $15.2 million for the quarters ended December 31, 2018 and March 31, 2018, respectively. The first quarter of 2018 reflected higher levels of net charge-offs.
Net loan charge-offs to average loans, annualized, were 0.32%, or $9.1 million, for the first quarter of 2019, down from 0.38% and 0.62% for the fourth and first quarters of 2018, respectively. The first quarter of 2018 was impacted by losses on two corporate relationships based upon circumstances unique to these borrowers.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2019 % Change From
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018
Demand deposits	$3,587,480	$3,685,806	$3,466,832	(2.7)	3.5
Savings deposits	2,037,831	2,044,312	2,015,679	(0.3)	1.1
NOW accounts	2,083,366	2,128,722	1,992,672	(2.1)	4.6
Money market accounts	1,809,234	1,831,311	1,814,057	(1.2)	(0.3)
Core deposits	9,517,911	9,690,151	9,289,240	(1.8)	2.5
Time deposits	2,412,052	2,190,251	1,726,082	10.1	39.7
Brokered deposits	235,264	121,202	9,073	94.1	2,493.0
Total time deposits	2,647,316	2,311,453	1,735,155	14.5	52.6
Total deposits	12,165,227	12,001,604	11,024,395	1.4	10.3
Securities sold under agreements to repurchase	112,717	118,749	119,852	(5.1)	(6.0)
Federal funds purchased	722	9,022	11,389	(92.0)	100.0
FHLB advances	764,556	903,478	727,056	(15.4)	5.2
Total borrowed funds	877,995	1,031,249	858,297	(14.9)	2.3
Senior and subordinated debt	203,899	204,030	195,243	(0.1)	4.4
Total funding sources	$13,247,121	$13,236,883	$12,077,935	0.1	9.7
Average interest rate paid on borrowed funds	1.64%	1.72%	1.64%
Weighted-average maturity of FHLB advances	1.2 months	1.2 months	0.9 months
Weighted-average interest rate of FHLB advances	2.60%	2.53%	1.74%
Total average funding sources for the first quarter of 2019 were consistent with the fourth quarter of 2018 and increased by $1.2 billion, or 9.7%, compared to the first quarter of 2018. The decrease in average core deposits from the fourth quarter of 2018 resulted primarily from the normal seasonal decline in commercial and municipal deposits. The rise in total average deposits compared to the first quarter of 2018 was driven by deposits acquired in the Northern States acquisition and the continued success of time deposit marketing initiatives.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2019		March 31, 2018
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$118,852	0.09	$120,688	0.07
FHLB advances	855,000	2.60	830,000	1.74
Total borrowed funds	$973,852	2.29	$950,688	1.53
Average for the year-to-date period:
Securities sold under agreements to repurchase	$112,717	0.08	$119,852	0.06
Federal funds purchased	722	2.25	11,389	1.60
FHLB advances	764,556	1.87	727,056	1.90
Total borrowed funds	$877,995	1.64	$858,297	1.64
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$122,441		$128,553
Federal funds purchased	65,000		65,000
FHLB advances	885,000		930,000
Average borrowed funds totaled $878.0 million for the first quarter of 2019, increasing by $19.7 million compared to the same period in 2018. This increase was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $740.0 million and $510.0 million in FHLB advances as of March 31, 2019 and 2018, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.88% and 2.19% as of March 31, 2019 and 2018, respectively. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2019. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of March 31, 2019, no amount was outstanding under the facility.
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. The Company and the Bank are subject to the Basel III Capital rules, a comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2018 10-K.
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of March 31, 2019 and December 31, 2018.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2019
	As of		Regulatory Minimum For Well- Capitalized
	March 31, 2019	December 31, 2018		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.58%	11.39%	10.00%	16%	$207,046
Tier 1 capital to risk-weighted assets	10.78%	10.58%	8.00%	35%	$364,076
CET1 to risk-weighted assets	10.78%	10.58%	6.50%	66%	$560,432
Tier 1 capital to average assets	9.50%	9.41%	5.00%	90%	$668,734
Company regulatory capital ratios
Total capital to risk-weighted assets	12.91%	12.62%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.52%	10.20%	N/A	N/A	N/A
CET1 to risk-weighted assets	10.52%	10.20%	N/A	N/A	N/A
Tier 1 capital to average assets	9.28%	8.90%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	9.00%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	9.21%	8.95%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.29%	9.81%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

The increase in the Company's regulatory capital ratios compared to December 31, 2018 resulted primarily from strong earnings and the approximately 25 basis point impact, or $47.3 million, of deferred gains, net of tax, which resulted from the adoption of lease accounting guidance at the beginning of the first quarter of 2019. These increases were partially offset by the Northern Oak acquisition and the impact of loan growth and securities purchases on risk-weighted assets.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Dividends
The Company's Board of Directors approved a quarterly cash dividend of $0.12 per common share during the first quarter of 2019, which follows a dividend increase from $0.11 to $0.12 per common share during the fourth quarter of 2018. This dividend represents the 145th consecutive cash dividend paid by the Company since its inception in 1983.
Stock Repurchase Program
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock, or approximately 7.5% of the Company's outstanding shares. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, allowance for credit losses to loans, excluding acquired loans, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, adjusted.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include acquisition and integration related expenses associated with completed and pending acquisitions and Delivering Excellence implementation costs. Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes acquisition and integration related expenses and Delivering Excellence implementation costs. Management believes that excluding these items from noninterest expense may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it may enhance comparability for peer comparison purposes. In addition, management believes that presenting tax-equivalent net interest margin, adjusted, may enhance comparability for peer comparison purposes and may be useful to the Company, as well as analysts and investors, since acquired loan accretion income may fluctuate based on the size of each acquisition, as well as from period to period.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2019	2018
EPS
Net income	$46,058	$33,510
Net income applicable to non-vested restricted shares	(403)	(311)
Net income applicable to common shares	45,655	33,199
Adjustments to net income:
Acquisition and integration related expenses	3,691	—
Tax effect of acquisition and integration related expenses	(923)	—
Delivering Excellence implementation costs	258	—
Tax effect of Delivering Excellence implementation costs	(65)	—
Total adjustments to net income, net of tax	2,961	—
Net income applicable to common shares, adjusted	$48,616	$33,199
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	105,770	101,922
Dilutive effect of common stock equivalents	—	16
Weighted-average diluted common shares outstanding	105,770	101,938
Basic EPS	$0.43	$0.33
Diluted EPS	$0.43	$0.33
Diluted EPS, adjusted	$0.46	$0.33
Return on Average Assets
Net income	$46,058	$33,510
Total adjustments to net income, net of tax(1)	2,961	—
Net income, adjusted	$49,019	$33,510
Average assets	$15,667,839	$14,187,053
Return on average assets(2)(3)	1.19%	0.96%
Return on average assets, adjusted(1)(2)(3)	1.27%	0.96%

	Quarters Ended March 31,
	2019	2018
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$45,655	$33,199
Intangibles amortization	2,363	1,802
Tax effect of intangibles amortization	(591)	(508)
Net income applicable to common shares, excluding intangibles amortization	47,427	34,493
Total adjustments to net income, net of tax(1)	2,961	—
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$50,388	$34,493
Average stockholders' common equity	$2,138,281	$1,873,419
Less: average intangible assets	(803,408)	(753,870)
Average tangible common equity	$1,334,873	$1,119,549
Return on average common equity(2)(3)	8.66%	7.19%
Return on average common equity, adjusted(1)(2)(3)	9.22%	7.19%
Return on average tangible common equity(2)(3)	14.41%	12.50%
Return on average tangible common equity, adjusted(1)(2)(3)	15.31%	12.50%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2019	2018
Efficiency Ratio Calculation
Noninterest expense	$102,110	$95,582
Less:
Net OREO expense	(681)	(1,068)
Acquisition and integration related expenses	(3,691)	—
Delivering Excellence implementation costs	(258)	—
Total	$97,480	$94,514
Tax-equivalent net interest income(2)	$140,132	$119,538
Noninterest income	34,906	35,517
Total	$175,038	$155,055
Efficiency ratio	55.69%	60.96%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	March 31, 2019	December 31, 2018
Tangible Common Equity
Stockholders' equity	$2,159,471	$2,054,998
Less: goodwill and other intangible assets	(808,852)	(790,744)
Tangible common equity	1,350,619	1,264,254
Less: AOCI	32,159	52,512
Tangible common equity, excluding AOCI	$1,382,778	$1,316,766
Total assets	$15,817,769	$15,505,649
Less: goodwill and other intangible assets	(808,852)	(790,744)
Tangible assets	$15,008,917	$14,714,905
Risk-weighted assets	$13,131,237	$12,892,180
Tangible common equity to tangible assets	9.00%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	9.21%	8.95%
Tangible common equity to risk-weighted assets	10.29%	9.81%

Footnotes for non-GAAP reconciliations

(1)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

(2)	Presented on a tax-equivalent basis, assuming the federal income tax rate of 21%.

(3)	Annualized based on the actual number of days for each period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2018 10-K.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of March 31, 2019, consistent with December 31, 2018. See Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of March 31, 2019, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 97% of the total compared to 3% for floating rate interest-bearing deposits in other banks, consistent with December 31, 2018. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of March 31, 2019 or December 31, 2018. On the liability side of the balance sheet, 79% of deposits as of March 31, 2019 and December 31, 2018, were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100	-200
As of March 31, 2019
Dollar change	$87,561	$56,840	$28,393	$(40,797)	$(82,160)
Percent change	15.5%	10.1%	5.0%	(7.2)%	(14.6)%
As of December 31, 2018
Dollar change	$86,602	$57,888	$28,573	$(43,929)	$(87,438)
Percent change	15.3%	10.2%	5.0%	(7.8)%	(15.4)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of March 31, 2019 would increase net interest income by $56.8 million, or 10.1%, over the next twelve months compared to no change in interest rates. This same measure was $57.9 million, or 10.2%, as of December 31, 2018.
Overall, positive interest rate risk volatility as of March 31, 2019 was consistent with December 31, 2018 as growth in loans and securities was funded with time deposits and fixed rate FHLB advances.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
We provide a discussion of certain risks and uncertainties faced by the Company in the section entitled "Risk Factors" in our 2018 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, our 2018 10-K, and our other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company announced a new stock repurchase program on March 19, 2019 that will remain in effect for one year. Under the new stock repurchase program, the Company may repurchase up to $180 million of its outstanding common stock, $0.01 par value per share. The Company has not repurchased any of its common stock under the new program through March 31, 2019. In addition, the Company has terminated its prior authorization to purchase up to 2.5 million shares of its common stock. The following table summarizes the Company’s monthly common stock repurchases during the first quarter of 2019.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program(2)
January 1 - January 31, 2019	171	$20.51	—	2,487,947
February 1 - February 28, 2019	121,172	23.04	—	2,487,947
March 1 - March 31, 2019	3,430	22.75	—	$180,000,000
Total	124,773	$23.03	—

(1)
Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's Board-approved stock repurchase programs. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

(2)
The Company terminated its prior authorization to purchase up to 2.5 million shares of its common stock in March 2019. The authorization remaining as of March 31, 2019 for the Company to repurchase up to $180 million of its common stock is pursuant to the new stock repurchase program announced on March 19, 2019.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1(1)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan.
10.2(1)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan.
10.3(1)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan.
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
Date: May 9, 2019
* Duly authorized to sign on behalf of the registrant.