Form 10-Q
period 2019-06-30
FIRST MIDWEST BANCORP INC
filed 2019-08-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

First Midwest Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8750 West Bryn Mawr Avenue, Suite 1300
Chicago, Illinois 60631-3655
(Address of principal executive offices) (zip code)
______________________
Registrant's telephone number, including area code: 708-831-7483
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 Par Value	FMBI	The NASDAQ Stock Market
As of August 5, 2019, there were 110,473,334 shares of common stock, $.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2019	December 31, 2018
Assets			(Unaudited)
Cash and due from banks			$199,684	$211,189
Interest-bearing deposits in other banks			126,966	78,069
Equity securities, at fair value			40,690	30,806
Securities available-for-sale, at fair value			2,793,316	2,272,009
Securities held-to-maturity, at amortized cost			23,277	10,176
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			109,466	80,302
Loans			12,519,604	11,446,783
Allowance for loan losses			(105,729)	(102,219)
Net loans			12,413,875	11,344,564
Other real estate owned ("OREO")			15,313	12,821
Premises, furniture, and equipment, net			148,347	132,502
Investment in bank-owned life insurance ("BOLI")			297,118	296,733
Goodwill and other intangible assets			878,802	790,744
Accrued interest receivable and other assets			415,379	245,734
Total assets			$17,462,233	$15,505,649
Liabilities
Noninterest-bearing deposits			$3,748,316	$3,642,989
Interest-bearing deposits			9,440,272	8,441,123
Total deposits			13,188,588	12,084,112
Borrowed funds			1,407,378	906,079
Senior and subordinated debt			233,538	203,808
Accrued interest payable and other liabilities			332,156	256,652
Total liabilities			15,161,660	13,450,651
Stockholders' Equity
Common stock			1,204	1,157
Additional paid-in capital			1,205,396	1,114,580
Retained earnings			1,304,756	1,192,767
Accumulated other comprehensive loss, net of tax			(2,810)	(52,512)
Treasury stock, at cost			(207,973)	(200,994)
Total stockholders' equity			2,300,573	2,054,998
Total liabilities and stockholders' equity			$17,462,233	$15,505,649

	June 30, 2019		December 31, 2018
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	120,407	—	115,672
Shares outstanding	—	110,589	—	106,375
Treasury shares	—	9,818	—	9,297

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Loans	$157,680	$127,737	$302,484	$246,423
Investment securities	18,005	13,010	34,011	24,766
Other short-term investments	1,997	1,341	3,677	2,244
Total interest income	177,682	142,088	340,172	273,433
Interest Expense
Deposits	19,316	8,032	35,918	14,211
Borrowed funds	4,459	3,513	8,010	6,992
Senior and subordinated debt	3,595	3,140	6,908	6,264
Total interest expense	27,370	14,685	50,836	27,467
Net interest income	150,312	127,403	289,336	245,966
Provision for loan losses	11,491	11,614	21,935	26,795
Net interest income after provision for loan losses	138,821	115,789	267,401	219,171
Noninterest Income
Service charges on deposit accounts	12,196	12,058	23,736	23,710
Wealth management fees	12,190	10,981	23,790	21,939
Card-based fees	4,549	4,394	8,927	8,327
Capital market products income	2,154	2,819	3,433	4,377
Mortgage banking income	1,901	1,736	2,905	4,133
Other service charges, commissions, and fees	2,783	2,838	5,394	5,386
Other income	2,753	2,121	5,247	4,592
Total noninterest income	38,526	36,947	73,432	72,464
Noninterest Expense
Salaries and employee benefits	58,692	57,932	116,065	114,719
Net occupancy and equipment expense	13,671	13,651	28,441	27,424
Professional services	10,467	8,298	18,255	15,878
Technology and related costs	4,908	4,837	9,504	9,608
Net OREO expense	294	(256)	975	812
Other expenses	16,154	13,939	29,107	25,542
Delivering Excellence implementation costs	442	15,015	700	15,015
Acquisition and integration related expenses	9,514	—	13,205	—
Total noninterest expense	114,142	113,416	216,252	208,998
Income before income tax expense	63,205	39,320	124,581	82,637
Income tax expense	16,191	9,720	31,509	19,527
Net income	$47,014	$29,600	$93,072	$63,110
Per Common Share Data
Basic earnings per common share	$0.43	$0.29	$0.86	$0.61
Diluted earnings per common share	$0.43	$0.29	$0.86	$0.61
Dividends declared per common share	$0.14	$0.11	$0.26	$0.22
Weighted-average common shares outstanding	108,467	102,159	107,126	102,041
Weighted-average diluted common shares outstanding	108,467	102,159	107,126	102,049

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$47,014	$29,600	$93,072	$63,110
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	38,237	(8,980)	64,989	(34,133)
Tax effect	(10,649)	2,535	(18,100)	9,507
Net of tax	27,588	(6,445)	46,889	(24,626)
Derivative Instruments
Unrealized holding gains (losses):
Before tax	2,441	(590)	3,899	(68)
Tax effect	(680)	166	(1,086)	19
Net of tax	1,761	(424)	2,813	(49)
Total other comprehensive income (loss)	29,349	(6,869)	49,702	(24,675)
Total comprehensive income	$76,363	$22,731	$142,774	$38,435

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(24,626)	(49)	—	(24,675)
Balance at June 30, 2018	$(41,466)	$(4,596)	$(18,338)	$(64,400)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	46,889	2,813	—	49,702
Balance at June 30, 2019	$18,097	$263	$(21,170)	$(2,810)

(1)	As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Quarter Ended June 30, 2018
Beginning balance	103,092	$1,123	$1,021,923	$1,103,840	$(57,531)	$(200,068)	$1,869,287
Net income	—	—	—	29,600	—	—	29,600
Other comprehensive loss	—	—	—	—	(6,869)	—	(6,869)
Common dividends declared ($0.11 per common share)	—	—	—	(11,333)	—	—	(11,333)
Common stock issued	4	1	67	—	—	—	68
Restricted stock activity	(38)	—	872	—	—	(921)	(49)
Treasury stock issued to benefit plans	1	—	12	—	—	18	30
Share-based compensation expense	—	—	2,829	—	—	—	2,829
Ending balance	103,059	$1,124	$1,025,703	$1,122,107	$(64,400)	$(200,971)	$1,883,563
Quarter Ended June 30, 2019
Beginning balance	106,900	$1,157	$1,103,991	$1,273,245	$(32,159)	$(186,763)	$2,159,471
Net income	—	—	—	47,014	—	—	47,014
Other comprehensive income	—	—	—	—	29,349	—	29,349
Common dividends declared ($0.14 per common share)	—	—	—	(15,503)	—	—	(15,503)
Repurchases of common stock	(1,042)	—	—	—	—	(21,190)	(21,190)
Acquisition, net of issuance costs	4,729	47	98,165	—	—	—	98,212
Common stock issued	3	—	68	—	—	—	68
Restricted stock activity	1	—	(7)	—	—	12	5
Treasury stock issued to benefit plans	(2)	—	(5)	—	—	(32)	(37)
Share-based compensation expense	—	—	3,184	—	—	—	3,184
Ending balance	110,589	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Six Months Ended June 30, 2018
Beginning balance	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	63,110	—	—	63,110
Other comprehensive loss	—	—	—	—	(24,675)	—	(24,675)
Common dividends declared ($0.22 per common share)	—	—	—	(22,682)	—	—	(22,682)
Common stock issued	5	1	161	—	—	667	829
Restricted stock activity	339	—	(12,558)	—	—	8,511	(4,047)
Treasury stock issued to benefit plans	(2)	—	34	—	—	(76)	(42)
Share-based compensation expense	—	—	6,196	—	—	—	6,196
Ending balance	103,059	$1,124	$1,025,703	$1,122,107	$(64,400)	$(200,971)	$1,883,563
Six Months Ended June 30, 2019
Beginning balance	106,375	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(2)	—	—	—	47,257	—	—	47,257
Net income	—	—	—	93,072	—	—	93,072
Other comprehensive income	—	—	—	—	49,702	—	49,702
Common dividends declared ($0.26 per common share)	—	—	—	(28,340)	—	—	(28,340)
Repurchases of common stock	(1,042)	—	—	—	—	(21,190)	(21,190)
Acquisition, net of issuance costs	4,879	47	97,351	—	—	4,098	101,496
Common stock issued	30	—	(69)	—	—	674	605
Restricted stock activity	353	—	(13,320)	—	—	9,550	(3,770)
Treasury stock issued to benefit plans	(6)	—	(9)	—	—	(111)	(120)
Share-based compensation expense	—	—	6,863	—	—		6,863
Ending balance	110,589	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573

(1)	As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

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

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$93,072	$63,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,935	26,795
Depreciation of premises, furniture, and equipment	8,093	7,584
Net amortization of premium on securities	6,609	7,738
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(3,391)	(3,134)
Net (gains) losses on sales and valuation adjustments of OREO	(1,169)	493
Amortization of the FDIC indemnification asset	604	604
Net losses on sales and valuation adjustments of premises, furniture, and equipment	1,252	5,449
BOLI income	(3,645)	(2,877)
Share-based compensation expense	6,863	6,196
Tax benefit related to share-based compensation	160	158
Amortization of other intangible assets	4,987	3,596
Originations of mortgage loans held-for-sale	(164,398)	(114,142)
Proceeds from sales of mortgage loans held-for-sale	154,191	130,900
Net increase in equity securities	(2,918)	(586)
Net decrease in accrued interest receivable and other assets	19,027	8,072
Net (decrease) increase in accrued interest payables and other liabilities	(36,151)	16,100
Net cash provided by operating activities	105,121	156,056
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	167,502	154,136
Proceeds from sales of securities available-for-sale	93,332	—
Purchases of securities available-for-sale	(460,066)	(462,071)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,162	718
Purchases of securities held-to-maturity	(2,837)	—
Net purchases of FHLB stock	(27,683)	(13,070)
Net increase in loans	(394,713)	(479,514)
Premiums paid on BOLI, net of proceeds from claims	3,260	113
Proceeds from sales of OREO	5,236	8,638
Proceeds from sales of premises, furniture, and equipment	2,291	150
Purchases of premises, furniture, and equipment	(10,360)	(16,891)
Net cash paid for acquisition	(13,532)	—
Net cash used in investing activities	(634,408)	(807,791)
Financing Activities
Net increase in deposit accounts	117,722	438,938
Net increase in borrowed funds	499,553	266,160
Purchase of treasury stock	(21,190)	—
Cash dividends paid	(25,636)	(21,619)
Restricted stock activity	(3,770)	(4,047)
Net cash provided by financing activities	566,679	679,432
Net increase in cash and cash equivalents	37,392	27,697
Cash and cash equivalents at beginning of period	289,258	346,570
Cash and cash equivalents at end of period	$326,650	$374,267

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$16,948	$(18,898)
Interest paid to depositors and creditors	47,750	25,056
Dividends declared, but unpaid	15,377	11,248
Stock issued for acquisitions, net of issuance costs	101,496	—
Non-cash transfers of loans to OREO	322	1,172
Non-cash transfers of loans to other assets	13,175	—
Non-cash transfers of loans held-for-investment to loans held-for-sale	4,762	9,546
Non-cash transfer of trading securities and securities available-for-sale to equity securities	—	27,855
Non-cash recognition of right-of-use asset	143,561	—
Non-cash recognition of lease liability	143,561	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Acquired and Covered Loans – Covered loans consists of loans acquired by the Company in Federal Deposit Insurance Corporation ("FDIC")-assisted transactions that are covered by loss share agreements with the FDIC (the "FDIC Agreements"), under which the FDIC reimburses the Company for the majority of the losses and eligible expenses related to these assets during the coverage period. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Certain loans that were previously classified as covered loans are no longer covered under the FDIC Agreements, and are included in acquired loans. Covered loans and acquired loans are included within loans held-for-investment.
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
The general reserve component is based on a loss migration analysis, which examines actual loss experience by loan category for a rolling eight quarter period and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly, primarily using actual loss experience. This component is then adjusted based on management's consideration of many internal and external qualitative factors, including:

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
Lease Obligations – The Company leases certain premises under non-cancelable operating leases in the normal course of business operations. These lease obligations result in the recognition of right-of-use assets and associated lease liabilities. The amount of right-of-use assets and associated lease liabilities recorded is based on the present value of future minimum lease payments. Right-of-use assets are amortized on a straight-line basis over the estimated useful lives of the related premises, and interest associated with the net present value of future minimum lease payments is included in net occupancy and equipment expense in the consolidated financial statements.
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
First Midwest Bank (the "Bank") entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain of $47.3 million after tax was recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8, "Lease Obligations." The adoption of this guidance was applied retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment and did not materially impact the Company's results of operations or liquidity but did result in a material increase in assets, liabilities, and equity.
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
Accounting Pronouncements Pending Adoption
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued ASU 2016-13 that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. The Company will adopt this guidance on January 1, 2020. Management is continuing its implementation efforts, which are led by a cross-functional working group. Management is in the process of determining the impact on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios. The extent of the impact will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date.
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

3. ACQUISITIONS
Completed Acquisitions
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $709.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on May 9, 2019, each outstanding share of Bridgeview common stock was exchanged for 0.2767 shares of Company common stock, plus $1.66 in cash. In addition, each outstanding Bridgeview stock option was exchanged for the right to receive cash. This resulted in merger consideration of $135.4 million, which consisted of 4,728,541 shares of Company stock and $37.1 million of cash. Goodwill of $57.4 million associated with the acquisition was recorded by the Company. All Bridgeview operating systems were converted to the Company's operating platform during the second quarter of 2019. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
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
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $578.7 million of assets, $463.2 million of deposits, and $284.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on October 12, 2018, each outstanding share of Northern States common stock was exchanged for 0.0363 shares of Company common stock. This resulted in merger consideration of $83.3 million, which consisted of 3,310,912 shares of Company common stock. Goodwill of $30.1 million associated with the acquisition was recorded by the Company. All Northern States operating systems were converted to the Company's operating platform during the fourth quarter of 2018.
During the second quarter of 2019, the Company updated the fair value adjustments associated with the Northern States transaction. The adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Bridgeview and Northern States transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Bridgeview	Northern States
	May 9, 2019	October 12, 2018
Assets
Cash and due from banks and interest-bearing deposits in other banks	$35,097	$160,145
Equity securities	6,966	3,915
Securities available-for-sale	263,695	47,149
Securities held-to-maturity	13,426	—
FHLB and FRB stock	1,481	554
Loans	709,889	284,924
OREO	6,237	2,549
Investment in BOLI	—	11,104
Goodwill	57,377	30,123
Other intangible assets	15,603	12,230
Premises, furniture, and equipment	18,145	5,964
Accrued interest receivable and other assets	33,724	20,015
Total assets	$1,161,640	$578,672
Liabilities
Noninterest-bearing deposits	$179,267	$346,714
Interest-bearing deposits	807,487	116,446
Total deposits	986,754	463,160
Borrowed funds	1,746	18,218
Senior and subordinated debt	29,360	8,038
Accrued interest payable and other liabilities	8,428	5,953
Total liabilities	1,026,288	495,369
Consideration Paid
Common stock (2019 – 4,728,541, shares issued at $28.61 per share, 2018 – 3,310,912, shares issued at $25.16 per share), net of issuance costs	98,212	83,303
Cash paid	37,140	—
Total consideration paid	135,352	83,303
	$1,161,640	$578,672

Expenses related to the acquisition and integration of completed and pending transactions totaled $9.5 million and $13.2 million during the quarter and six months ended June 30, 2019, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2018 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$42,946	$162	$(21)	$43,087	$37,925	$17	$(175)	$37,767
U.S. agency securities	187,085	813	(660)	187,238	144,125	45	(1,607)	142,563
Collateralized mortgage obligations ("CMOs")	1,533,298	19,111	(2,681)	1,549,728	1,336,531	3,362	(24,684)	1,315,209
Other mortgage-backed securities ("MBSs")	666,454	6,768	(2,815)	670,407	477,665	520	(11,251)	466,934
Municipal securities	234,028	4,420	(106)	238,342	229,600	461	(2,874)	227,187
Corporate debt securities	104,427	1,068	(981)	104,514	86,074	—	(3,725)	82,349
Total securities available-for-sale	$2,768,238	$32,342	$(7,264)	$2,793,316	$2,311,920	$4,405	$(44,316)	$2,272,009
Securities Held-to-Maturity
Municipal securities	$23,277	$—	$(872)	$22,405	$10,176	$—	$(305)	$9,871
Equity Securities				$40,690				$30,806

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$133,657	$134,761	$8,736	$8,409
After one year to five years	167,113	168,493	5,982	5,758
After five years to ten years	267,707	269,918	5,531	5,324
After ten years	9	9	3,028	2,914
Securities that do not have a single contractual maturity date	2,199,752	2,220,135	—	—
Total	$2,768,238	$2,793,316	$23,277	$22,405

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.5 billion as of June 30, 2019 and $1.2 billion as of December 31, 2018. No securities held-to-maturity were pledged as of June 30, 2019 or December 31, 2018.
During the quarters and six months ended June 30, 2019 and 2018 there were no realized gains on securities available-for-sale. Certain securities acquired in the Bridgeview transaction in the second quarter of 2019 were sold shortly after the acquisition date for $93.3 million, resulting in no gains or losses as the securities were recorded at fair value upon acquisition.
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

There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of either June 30, 2019 or December 31, 2018. During the quarters and six months ended June 30, 2019 and 2018 no OTTI was recognized on securities available-for-sale.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2019 and December 31, 2018.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$—	$—	$13,982	$21	$13,982	$21
U.S. agency securities	51	186	7	82,022	653	82,208	660
CMOs	108	9,896	31	371,269	2,650	381,165	2,681
MBSs	83	21,325	71	250,402	2,744	271,727	2,815
Municipal securities	57	608	8	23,646	98	24,254	106
Corporate debt securities	9	11,032	21	29,134	960	40,166	981
Total	313	$43,047	$138	$770,455	$7,126	$813,502	$7,264
Securities Held-to-Maturity
Municipal securities	32	$12,884	$501	$9,521	$371	$22,405	$872
As of December 31, 2018
Securities Available-for-Sale
U.S. treasury securities	17	$15,894	$57	$13,886	$118	$29,780	$175
U.S. agency securities	74	34,263	320	93,227	1,287	127,490	1,607
CMOs	234	171,901	1,671	863,747	23,013	1,035,648	24,684
MBSs	118	135,791	1,715	284,273	9,536	420,064	11,251
Municipal securities	423	60,863	558	109,935	2,316	170,798	2,874
Corporate debt securities	16	82,349	3,725	—	—	82,349	3,725
Total	882	$501,061	$8,046	$1,365,068	$36,270	$1,866,129	$44,316
Securities Held-to-Maturity
Municipal securities	5	$—	$—	$9,871	$305	$9,871	$305

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2019 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2019	December 31, 2018
Commercial and industrial	$4,524,401	$4,120,293
Agricultural	430,589	430,928
Commercial real estate:
Office, retail, and industrial	1,936,577	1,820,917
Multi-family	787,155	764,185
Construction	654,607	649,337
Other commercial real estate	1,447,673	1,361,810
Total commercial real estate	4,826,012	4,596,249
Total corporate loans	9,781,002	9,147,470
Home equity	874,686	851,607
1-4 family mortgages	1,391,814	1,017,181
Installment	472,102	430,525
Total consumer loans	2,738,602	2,299,313
Total loans	$12,519,604	$11,446,783
Deferred loan fees included in total loans	$7,382	$6,715
Overdrawn demand deposits included in total loans	8,875	8,583

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

Loan Sales
The following table presents loan sales for the quarters and six months ended June 30, 2019 and 2018.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Corporate loan sales
Proceeds from sales	$2,178	$3,991	$5,376	$12,312
Less book value of loans sold	2,132	3,861	5,248	11,984
Net gains on corporate loan sales(1)	46	130	128	328
1-4 family mortgage loan sales
Proceeds from sales	$95,408	$65,715	$154,191	$130,900
Less book value of loans sold	93,473	64,336	150,928	128,094
Net gains on 1-4 family mortgage loan sales(2)	1,935	1,379	3,263	2,806
Total net gains on loan sales	$1,981	$1,509	$3,391	$3,134

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
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
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of June 30, 2019 and December 31, 2018.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of June 30, 2019			As of December 31, 2018
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$168,460	$1,565,943	$1,734,403	$108,049	$1,247,492	$1,355,541
Covered loans	5,563	4,166	9,729	5,819	4,869	10,688
Total acquired and covered loans	$174,023	$1,570,109	$1,744,132	$113,868	$1,252,361	$1,366,229

(1)	Included in loans in the Consolidated Statements of Financial Condition.
The outstanding balance of PCI loans was $251.8 million and $175.2 million as of June 30, 2019 and December 31, 2018, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $490.0 million and $458.0 million as of June 30, 2019 and December 31, 2018, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. The carrying value of the FDIC indemnification asset was $1.5 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively.
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balances	$39,535	$36,543	$43,725	$32,957
Additions	16,037	—	16,037	—
Accretion	(3,670)	(2,922)	(7,871)	(6,540)
Other(1)	(1,017)	5,387	(1,006)	12,591
Ending balance	$50,885	$39,008	$50,885	$39,008

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio, while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarters and six months ended June 30, 2019 was $10.3 million and $16.7 million, respectively, and $4.4 million and $9.6 million for the same periods in 2018.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2019 and December 31, 2018. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2019
Commercial and industrial	$4,499,340	$15,147	$9,914	$25,061	$4,524,401	$19,809	$1,469
Agricultural	423,157	5,561	1,871	7,432	430,589	6,712	—
Commercial real estate:
Office, retail, and industrial	1,917,718	2,323	16,536	18,859	1,936,577	17,875	152
Multi-family	781,811	404	4,940	5,344	787,155	5,322	—
Construction	651,343	3,112	152	3,264	654,607	152	—
Other commercial real estate	1,438,249	7,840	1,584	9,424	1,447,673	3,982	98
Total commercial real estate	4,789,121	13,679	23,212	36,891	4,826,012	27,331	250
Total corporate loans	9,711,618	34,387	34,997	69,384	9,781,002	53,852	1,719
Home equity	866,924	5,243	2,519	7,762	874,686	5,839	13
1-4 family mortgages	1,385,737	4,397	1,680	6,077	1,391,814	3,786	—
Installment	470,907	312	883	1,195	472,102	—	883
Total consumer loans	2,723,568	9,952	5,082	15,034	2,738,602	9,625	896
Total loans	$12,435,186	$44,339	$40,079	$84,418	$12,519,604	$63,477	$2,615
As of December 31, 2018
Commercial and industrial	$4,085,164	$8,832	$26,297	$35,129	$4,120,293	$33,507	$422
Agricultural	428,357	940	1,631	2,571	430,928	1,564	101
Commercial real estate:
Office, retail, and industrial	1,803,059	8,209	9,649	17,858	1,820,917	6,510	4,081
Multi-family	759,402	1,487	3,296	4,783	764,185	3,107	189
Construction	645,774	3,419	144	3,563	649,337	144	—
Other commercial real estate	1,353,442	4,921	3,447	8,368	1,361,810	2,854	2,197
Total commercial real estate	4,561,677	18,036	16,536	34,572	4,596,249	12,615	6,467
Total corporate loans	9,075,198	27,808	44,464	72,272	9,147,470	47,686	6,990
Home equity	843,217	6,285	2,105	8,390	851,607	5,393	104
1-4 family mortgages	1,009,925	4,361	2,895	7,256	1,017,181	3,856	1,147
Installment	428,836	1,648	41	1,689	430,525	—	41
Total consumer loans	2,281,978	12,294	5,041	17,335	2,299,313	9,249	1,292
Total loans	$11,357,176	$40,102	$49,505	$89,607	$11,446,783	$56,935	$8,282

(1)	PCI loans with an accretable yield are considered current.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2019 and 2018 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended June 30, 2019
Beginning balance	$64,685	$7,679	$2,216	$2,131	$4,930	$21,938	$1,200	$104,779
Charge-offs	(6,516)	(1,605)	—	—	(329)	(2,974)	—	(11,424)
Recoveries	1,258	151	—	10	45	619	—	2,083
Net charge-offs	(5,258)	(1,454)	—	10	(284)	(2,355)	—	(9,341)
Provision for loan losses and other	6,937	1,270	(57)	(279)	351	3,269	—	11,491
Ending balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
Quarter Ended June 30, 2018
Beginning balance	$57,200	$10,607	$2,592	$1,972	$5,291	$17,192	$1,000	$95,854
Charge-offs	(8,662)	(305)	(4)	—	(1)	(2,337)	—	(11,309)
Recoveries	753	26	—	8	359	386	—	1,532
Net charge-offs	(7,909)	(279)	(4)	8	358	(1,951)	—	(9,777)
Provision for loan losses and other	10,752	(1,266)	(413)	144	(1,018)	3,415	—	11,614
Ending balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691
Six Months Ended June 30, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(12,967)	(2,233)	(340)	(6)	(539)	(6,116)	—	(22,201)
Recoveries	2,559	161	1	16	66	973	—	3,776
Net charge-offs	(10,408)	(2,072)	(339)	10	(473)	(5,143)	—	(18,425)
Provision for loan losses and other	13,496	1,667	34	(321)	536	6,523	—	21,935
Ending balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
Six Months Ended June 30, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(23,332)	(766)	(4)	—	(70)	(4,222)	—	(28,394)
Recoveries	1,291	123	—	21	398	728	—	2,561
Net charge-offs	(22,041)	(643)	(4)	21	328	(3,494)	—	(25,833)
Provision for loan losses and other	26,293	(1,291)	(355)	(1,378)	(2,078)	5,604	—	26,795
Ending balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2019 and December 31, 2018.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of June 30, 2019
Commercial, industrial, and agricultural	$23,549	$4,878,817	$52,624	$4,954,990	$2,000	$64,024	$340	$66,364
Commercial real estate:
Office, retail, and industrial	15,291	1,907,604	13,682	1,936,577	67	6,473	955	7,495
Multi-family	5,161	775,648	6,346	787,155	—	2,064	95	2,159
Construction	123	645,235	9,249	654,607	—	1,777	85	1,862
Other commercial real estate	3,334	1,375,786	68,553	1,447,673	—	4,258	739	4,997
Total commercial real estate	23,909	4,704,273	97,830	4,826,012	67	14,572	1,874	16,513
Total corporate loans	47,458	9,583,090	150,454	9,781,002	2,067	78,596	2,214	82,877
Consumer	—	2,715,033	23,569	2,738,602	—	21,756	1,096	22,852
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$47,458	$12,298,123	$174,023	$12,519,604	$2,067	$101,552	$3,310	$106,929
As of December 31, 2018
Commercial, industrial, and agricultural	$32,415	$4,514,349	$4,457	$4,551,221	$3,961	$58,947	$368	$63,276
Commercial real estate:
Office, retail, and industrial	5,057	1,799,304	16,556	1,820,917	748	5,984	1,168	7,900
Multi-family	3,492	747,030	13,663	764,185	—	2,154	310	2,464
Construction	—	644,499	4,838	649,337	—	2,019	154	2,173
Other commercial real estate	1,545	1,305,444	54,821	1,361,810	—	4,180	754	4,934
Total commercial real estate	10,094	4,496,277	89,878	4,596,249	748	14,337	2,386	17,471
Total corporate loans	42,509	9,010,626	94,335	9,147,470	4,709	73,284	2,754	80,747
Consumer	—	2,279,780	19,533	2,299,313	—	20,094	1,378	21,472
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$42,509	$11,290,406	$113,868	$11,446,783	$4,709	$94,578	$4,132	$103,419

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2019 and December 31, 2018. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2019				As of December 31, 2018
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$13,578	$3,503	$37,779	$670	$7,550	$23,349	$49,102	$3,960
Agricultural	1,156	5,312	9,565	1,330	1,318	198	3,997	1
Commercial real estate:
Office, retail, and industrial	14,335	956	16,274	67	1,861	3,196	6,141	748
Multi-family	5,161	—	5,497	—	3,492	—	3,492	—
Construction	123	—	123	—	—	—	—	—
Other commercial real estate	3,334	—	3,492	—	1,545	—	1,612	—
Total commercial real estate	22,953	956	25,386	67	6,898	3,196	11,245	748
Total impaired loans individually evaluated for impairment	$37,687	$9,771	$72,730	$2,067	$15,766	$26,743	$64,344	$4,709

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and six months ended June 30, 2019 and 2018. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$24,530	$10	$31,787	$14
Agricultural	4,292	11	3,386	25
Commercial real estate:
Office, retail, and industrial	15,567	1	9,509	656
Multi-family	4,169	—	2,166	48
Construction	62	—	—	—
Other commercial real estate	2,433	26	2,694	61
Total commercial real estate	22,231	27	14,369	765
Total impaired loans	$51,053	$48	$49,542	$804

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$26,653	$26	$34,097	$36
Agricultural	3,366	11	2,257	25
Commercial real estate:
Office, retail, and industrial	12,063	4	9,942	768
Multi-family	3,943	—	1,651	55
Construction	41	—	—	—
Other commercial real estate	2,137	42	2,285	113
Total commercial real estate	18,184	46	13,878	936
Total impaired loans	$48,203	$83	$50,232	$997

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of June 30, 2019 and December 31, 2018.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of June 30, 2019
Commercial and industrial	$4,326,163	$74,221	$104,208	$19,809	$4,524,401
Agricultural	383,404	23,834	16,639	6,712	430,589
Commercial real estate:
Office, retail, and industrial	1,833,410	41,134	44,158	17,875	1,936,577
Multi-family	765,375	10,385	6,073	5,322	787,155
Construction	632,922	12,591	8,942	152	654,607
Other commercial real estate	1,375,902	29,009	38,780	3,982	1,447,673
Total commercial real estate	4,607,609	93,119	97,953	27,331	4,826,012
Total corporate loans	$9,317,176	$191,174	$218,800	$53,852	$9,781,002
As of December 31, 2018
Commercial and industrial	$3,952,066	$74,878	$59,842	$33,507	$4,120,293
Agricultural	407,542	10,070	11,752	1,564	430,928
Commercial real estate:
Office, retail, and industrial	1,735,426	35,853	43,128	6,510	1,820,917
Multi-family	745,131	9,273	6,674	3,107	764,185
Construction	624,446	16,370	8,377	144	649,337
Other commercial real estate	1,294,128	47,736	17,092	2,854	1,361,810
Total commercial real estate	4,399,131	109,232	75,271	12,615	4,596,249
Total corporate loans	$8,758,739	$194,180	$146,865	$47,686	$9,147,470

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured, and collection of principal and interest is expected within a reasonable time.

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $236,000 as of June 30, 2019 and $630,000 as of December 31, 2018.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of June 30, 2019
Home equity	$868,847	$5,839	$874,686
1-4 family mortgages	1,388,028	3,786	1,391,814
Installment	472,102	—	472,102
Total consumer loans	$2,728,977	$9,625	$2,738,602
As of December 31, 2018
Home equity	$846,214	$5,393	$851,607
1-4 family mortgages	1,013,325	3,856	1,017,181
Installment	430,525	—	430,525
Total consumer loans	$2,290,064	$9,249	$2,299,313

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2019 and December 31, 2018. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2019			As of December 31, 2018
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$236	$6,928	$7,164	$246	$5,994	$6,240
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	383	383	—	—	—
Multi-family	167	—	167	557	—	557
Construction	—	—	—	—	—	—
Other commercial real estate	176	—	176	181	—	181
Total commercial real estate	343	383	726	738	—	738
Total corporate loans	579	7,311	7,890	984	5,994	6,978
Home equity	109	257	366	113	327	440
1-4 family mortgages	753	273	1,026	769	291	1,060
Installment	—	—	—	—	—	—
Total consumer loans	862	530	1,392	882	618	1,500
Total loans	$1,441	$7,841	$9,282	$1,866	$6,612	$8,478

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. As of June 30, 2019, there were $670,000 of specific reserves related to TDRs. There were no specific reserves related to TDRs as of December 31, 2018.
There were no material restructurings during the quarters and six months ended June 30, 2019 and 2018.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2019 and 2018.

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2019 and 2018 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accruing
Beginning balance	$1,844	$1,778	$1,866	$1,796
Additions	—	—	12	—
Net payments	(20)	(18)	(54)	(36)
Net transfers to non-accrual	(383)	—	(383)	—
Ending balance	1,441	1,760	1,441	1,760
Non-accrual
Beginning balance	9,375	20,466	6,612	24,533
Additions	—	—	—	355
Net advances (payments)	(1,447)	(9,865)	1,474	(12,978)
Charge-offs	(470)	(2,363)	(628)	(3,672)
Net transfers from accruing	383	—	383	—
Ending balance	7,841	8,238	7,841	8,238
Total TDRs	$9,282	$9,998	$9,282	$9,998

There were $1.9 million and $3.8 million of commitments to lend additional funds to borrowers with TDRs as of June 30, 2019 and December 31, 2018, respectively.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2033. As of June 30, 2019, the weighted-average remaining lease term on these leases was 11.02 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company rents or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of June 30, 2019.
Lease Liability
(Dollar amounts in thousands)

As of June 30, 2019
Year Ending December 31,
2019	$8,124
2020	17,409
2021	17,277
2022	17,284
2023	17,419
2024 and thereafter	115,479
Total minimum lease payments	192,992
Discount(1)	(32,973)
Lease liability(2)	$160,019

(1)	Represents the net present value adjustment related to minimum lease payments.

(2)	Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 3.34% as of June 30, 2019.
As of June 30, 2019, right-of-use assets of $139.9 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the quarters and six months ended June 30, 2019 and 2018.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease expense charged to operations	$4,426	$4,946	$8,486	$9,943
Accretion of operating lease intangible (1)	—	(210)	—	(505)
Accretion of deferred gain on sale-leaseback transaction (1)	—	(1,463)	—	(2,926)
Rental income from premises leased to others (1)	(165)	(108)	(322)	(262)
Net operating lease expense	$4,261	$3,165	$8,164	$6,250

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party 55 branches and concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. Remaining deferred pre-tax gains were $65.5 million as of December 31, 2018. Upon adoption of new lease guidance on January 1, 2019, the remaining after tax gain of $47.3 million was recognized as a cumulative-effect adjustment to equity in the Consolidated Statements of Financial Condition. For additional detail regarding the new lease guidance see Note 2, "Recent Accounting Pronouncements."
9. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.
The Company repurchased 1,041,700 shares of its common stock at a total cost of $21.2 million during the quarter and six months ended June 30, 2019.
10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$47,014	$29,600	$93,072	$63,110
Net income applicable to non-vested restricted shares	(389)	(240)	(792)	(551)
Net income applicable to common shares	$46,625	$29,360	$92,280	$62,559
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	108,467	102,159	107,126	102,041
Dilutive effect of common stock equivalents	—	—	—	8
Weighted-average diluted common shares outstanding	108,467	102,159	107,126	102,049
Basic EPS	$0.43	$0.29	$0.86	$0.61
Diluted EPS	$0.43	$0.29	$0.86	$0.61
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	—	—	54

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
Cash Flow Hedges
As of June 30, 2019, the Company hedged $1.0 billion of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.0 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $685.0 million began on various dates between August of 2015 and April of 2019 and mature between August of 2019 and December of 2023. The remaining forward starting interest rate swaps totaling $330.0 million begin at various dates between December of 2019 and February of 2021 and mature between December of 2021 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.56% as of June 30, 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2019	December 31, 2018
Gross notional amount outstanding	$2,030,000	$2,280,000
Derivative asset fair value in other assets(1)	2,008	6,889
Derivative liability fair value in other liabilities(1)	(1,819)	(11,328)
Weighted-average interest rate received	2.13%	2.12%
Weighted-average interest rate paid	2.22%	2.20%
Weighted-average maturity (in years)	1.27	1.53

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive loss on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of June 30, 2019, the Company estimates that $698,000 will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2019 and December 31, 2018, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $2.2 million and $3.4 million for the quarter and six months ended June 30, 2019, respectively. There were $2.8 million and $4.4 million of capital market products income for the quarter and six months ended June 30, 2018, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2019	December 31, 2018
Gross notional amount outstanding	$3,289,412	$3,085,226
Derivative asset fair value in other assets(1)	57,897	25,168
Derivative liability fair value in other liabilities(1)	(21,372)	(17,533)
Fair value of derivative(2)	21,494	18,013

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2019 and December 31, 2018. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters and six months ended June 30, 2019 and 2018.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$5,944	$3,577	$9,297	$10,573
Interest rate swaps in interest expense	(7,816)	(2,860)	(11,996)	(10,043)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$1,355	$376	$2,748	$647
Interest rate swaps in interest expense	(1,924)	(503)	(3,948)	(1,109)

The following table presents the impact of derivative instruments on net interest income for the quarters and six months ended June 30, 2019 and 2018.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Flow Hedges
Interest rate swaps in interest income	1,355	376	2,748	647
Interest rate swaps in interest expense	(1,924)	(503)	(3,948)	(1,109)
Total cash flow hedges	(569)	(127)	(1,200)	(462)

Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2019 and December 31, 2018, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2019 and December 31, 2018.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$59,905	$23,191	$32,057	$28,861
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	59,905	23,191	32,057	28,861
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(4,088)	(4,088)	(11,678)	(11,678)
Cash collateral pledged	—	(12,618)	(9,060)	(3,506)
Net credit exposure	$55,817	$6,485	$11,319	$13,677

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2019 and December 31, 2018, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2019 and December 31, 2018 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2019	December 31, 2018
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,699,246	$1,729,286
Commercial real estate	283,183	296,882
Home equity	583,198	570,553
Other commitments(1)	256,356	244,917
Total commitments to extend credit	$2,821,983	$2,841,638

Letters of credit	$114,304	$112,728

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2019 and 2018.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$22,613	$13,040	$—	$19,658	$11,148	$—
Securities available-for-sale
U.S. treasury securities	43,087	—	—	37,767	—	—
U.S. agency securities	—	187,238	—	—	142,563	—
CMOs	—	1,549,728	—	—	1,315,209	—
MBSs	—	670,407	—	—	466,934	—
Municipal securities	—	238,342	—	—	227,187	—
Corporate debt securities	—	104,514	—	—	82,349	—
Total securities available-for-sale	43,087	2,750,229	—	37,767	2,234,242	—
Mortgage servicing rights ("MSRs")(1)	—	—	5,831	—	—	6,730
Derivative assets(1)	—	59,905	—	—	32,057	—
Liabilities
Derivative liabilities(2)	$—	$23,191	$—	$—	$28,861	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of June 30, 2019, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
Securities Available-for-Sale
The Company's securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange but may be traded in active markets. The fair values for these securities are based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and are classified in level 2 of the fair value hierarchy. The fair value of U.S. treasury securities is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. Quarterly, the Company evaluates the methodologies used by its external pricing services to estimate the fair value of these securities in order to determine whether the valuations represent an exit price in the Company's principal markets.

MSRs
The Company services loans for others totaling $641.6 million and $627.3 million as of June 30, 2019 and December 31, 2018, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2019 and December 31, 2018.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2019			December 31, 2018
Prepayment speed	6.8%	-	10.5%	6.5%	-	13.5%
Maturity (months)	18	-	89	20	-	104
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%

The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2019 and 2018 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$6,228	$6,468	$6,730	$5,894
New MSRs	204	393	457	569
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(389)	2	(989)	562
Other changes in fair value(2)	(212)	(192)	(367)	(354)
Ending balance(3)	$5,831	$6,671	$5,831	$6,671
Contractual servicing fees earned(1)	$390	$369	$771	$747

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2019 and 2018.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$21,089	$—	$—	$24,565
OREO(2)	—	—	1,820	—	—	6,012
Loans held-for-sale(3)	—	—	16,948	—	—	3,478
Assets held-for-sale(4)	—	—	3,655	—	—	3,722

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of June 30, 2019 and December 31, 2018, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2019 and December 31, 2018 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$199,684	$199,684	$211,189	$211,189
Interest-bearing deposits in other banks	2	126,966	126,966	78,069	78,069
Securities held-to-maturity	2	23,277	22,405	10,176	9,871
FHLB and FRB stock	2	109,466	109,466	80,302	80,302
Loans	3	12,415,371	12,273,439	11,346,668	11,052,040
Investment in BOLI	3	297,118	297,118	296,733	296,733
Accrued interest receivable	3	59,765	59,765	54,847	54,847
Liabilities
Deposits	2	$13,188,588	$13,185,124	$12,084,112	$12,064,604
Borrowed funds	2	1,407,378	1,407,378	906,079	906,079
Senior and subordinated debt	2	233,538	272,085	203,808	211,207
Accrued interest payable	2	13,091	13,091	10,005	10,005

Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both June 30, 2019 and December 31, 2018, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations throughout metropolitan Chicago, northwest Indiana, southeast Wisconsin, central and western Illinois, and eastern Iowa. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services to commercial and industrial, commercial real estate, municipal, and consumer customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2019 and 2018 and Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2018 Annual Report on Form 10-K ("2018 10-K"). The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of future results.
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2019, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, our Delivering Excellence initiative, including costs and benefits associated therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions, including those discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2018 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact our business and financial performance.
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
ACQUISITIONS
Completed
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired 13 banking offices located across greater Chicagoland, and added approximately $1.2 billion of assets, $1.0 billion of deposits, and $700 million of loans, net of fair value adjustments. The merger consideration totaled $135.4 million and consisted of 4,728,541 shares of Company stock and $37.1 million in cash. All Bridgeview operating systems were converted to our operating platform during the second quarter of 2019.
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser based in Milwaukee, Wisconsin with approximately $800 million of assets under management at closing.
STOCK REPURCHASES
During the first quarter of 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time. The Company repurchased approximately 1.0 million shares of its common stock at a total cost of $21.2 million during the second quarter of 2019.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Results
Interest income	$177,682	$142,088	$340,172	$273,433
Interest expense	27,370	14,685	50,836	27,467
Net interest income	150,312	127,403	289,336	245,966
Provision for loan losses	11,491	11,614	21,935	26,795
Noninterest income	38,526	36,947	73,432	72,464
Noninterest expense	114,142	113,416	216,252	208,998
Income before income tax expense	63,205	39,320	124,581	82,637
Income tax expense	16,191	9,720	31,509	19,527
Net income	$47,014	$29,600	$93,072	$63,110
Weighted-average diluted common shares outstanding	108,467	102,159	107,126	102,049
Diluted earnings per common share	$0.43	$0.29	$0.86	$0.61
Diluted earnings per common share, adjusted(1)	$0.50	$0.40	$0.96	$0.72
Performance Ratios
Return on average common equity(2)	8.34%	6.23%	8.50%	6.70%
Return on average common equity, adjusted(1)(2)	9.68%	8.62%	9.46%	7.91%
Return on average tangible common equity(2)	13.83%	10.83%	14.11%	11.65%
Return on average tangible common equity, adjusted(1)(2)	15.95%	14.81%	15.64%	13.67%
Return on average assets(2)	1.13%	0.81%	1.16%	0.88%
Return on average assets, adjusted(1)(2)	1.31%	1.12%	1.29%	1.04%
Tax-equivalent net interest margin(1)(2)(3)	4.06%	3.91%	4.05%	3.85%
Efficiency ratio(1)	54.67%	59.65%	55.16%	60.28%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)	These ratios are presented on an annualized basis.

(3)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			June 30, 2019 Change From
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
Balance Sheet Highlights
Total assets	$17,462,233	$15,505,649	$14,818,076	$1,956,584	$2,644,157
Total loans	12,519,604	11,446,783	10,891,565	1,072,821	1,628,039
Total deposits	13,188,588	12,084,112	11,492,263	1,104,476	1,696,325
Core deposits	10,236,783	9,543,208	9,567,902	693,575	668,881
Loans to deposits	94.9%	94.7%	94.8%
Core deposits to total deposits	77.6%	79.0%	83.3%
Asset Quality Highlights
Non-accrual loans	$63,477	$56,935	$53,475	$6,542	$10,002
90 days or more past due loans, still accruing interest(1)	2,615	8,282	7,954	(5,667)	(5,339)
Total non-performing loans	66,092	65,217	61,429	875	4,663
Accruing troubled debt restructurings ("TDRs")	1,441	1,866	1,760	(425)	(319)
Foreclosed assets(2)	28,488	12,821	12,892	15,667	15,596
Total non-performing assets	$96,021	$79,904	$76,081	$16,117	$19,940
30-89 days past due loans(1)	$34,460	$37,524	$39,171	$(3,064)	$(4,711)
Non-performing assets to total loans plus foreclosed assets	0.77%	0.70%	0.70%
Allowance for Credit Losses
Allowance for credit losses	$106,929	$103,419	$97,691	$3,510	$9,238
Allowance for credit losses to total loans(3)	0.85%	0.90%	0.90%
Allowance for credit losses to total loans, excluding acquired loans(4)	0.98%	1.01%	1.00%
Allowance for credit losses to non-accrual loans(3)	168.45%	181.64%	182.69%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

(2)
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

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

(4)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Net income for the second quarter and first six months of 2019 was $47.0 million, or $0.43 per share, and $93.1 million, or $0.86 per share, respectively. Reported results for all periods presented were impacted by implementation costs related to the Company's Delivering Excellence initiative(1) ("Delivering Excellence"). In addition, the second quarter and first six months of 2019 were impacted by acquisition and integration related expenses. Excluding these expenses, net income for the second quarter and first six months of 2019 was $54.5 million, or $0.50 per share, and $103.5 million, or $0.96 per share, respectively, compared to $40.9 million, or $0.40 per share, and $74.4 million, or $0.72 per share, for the same periods in 2018. The increase in net income, adjusted, and earnings per share, adjusted, compared to the second quarter and first six months of 2018 reflects higher net interest income and noninterest income and lower provision for loan losses, partially offset by higher noninterest expense and a higher effective income tax rate. A discussion of net interest income, noninterest income, noninterest expense, and income tax expense is presented in the following section titled "Earnings Performance."
Total loans of $12.5 billion grew $1.1 billion, or 9.4%, from December 31, 2018.
(1) The Company initiated certain actions in connection with its Delivering Excellence initiative in the second quarter of 2018, demonstrating the Company's ongoing commitment to provide service excellence to its clients and maximizing both the efficiency and scalability of its operating platform.

Non-performing assets to total loans plus foreclosed assets was 0.77% at June 30, 2019, compared to 0.70% at both December 31, 2018 and June 30, 2018. See the following "Loan Portfolio and Credit Quality" section for further discussion of our loan portfolio, non-accrual loans, 90 days or more past due loans, TDRs, and foreclosed assets.
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
Our accounting and reporting policies conform to GAAP and general practices within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of this adjustment is shown at the bottom of Table 2 below. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, they should not be considered an alternative to GAAP. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2019 and 2018, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the six months ended June 30, 2019 and 2018.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$210,322	$1,240	2.36	$147,996	$519	1.41	$275	$446	$721
Securities(1)	2,631,437	18,423	2.80	2,165,091	13,322	2.46	3,074	2,027	5,101
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	87,815	757	3.45	80,038	864	4.32	100	(207)	(107)
Loans(1)(2)	12,022,470	158,442	5.29	10,788,285	128,422	4.77	15,504	14,516	30,020
Total interest-earning assets(1)(2)	14,952,044	178,862	4.80	13,181,410	143,127	4.35	18,953	16,782	35,735
Cash and due from banks	215,464			197,025
Allowance for loan losses	(108,698)			(99,469)
Other assets	1,681,240			1,326,749
Total assets	$16,740,050			$14,605,715
Liabilities and Stockholders' Equity
Savings deposits	$2,079,852	346	0.07	$2,060,066	373	0.07	4	(31)	(27)
NOW accounts	2,261,103	2,776	0.49	2,065,530	1,472	0.29	151	1,153	1,304
Money market deposits	1,907,766	3,041	0.64	1,759,313	1,073	0.24	98	1,870	1,968
Time deposits	2,849,930	13,153	1.85	1,871,666	5,114	1.10	3,468	4,571	8,039
Borrowed funds	1,025,351	4,459	1.74	913,902	3,513	1.54	455	491	946
Senior and subordinated debt	220,756	3,595	6.53	195,385	3,140	6.45	415	40	455
Total interest-bearing liabilities	10,344,758	27,370	1.06	8,865,862	14,685	0.66	4,591	8,094	12,685
Demand deposits	3,835,567			3,621,645
Total funding sources	14,180,325		0.77	12,487,507		0.47
Other liabilities	318,156			227,481
Stockholders' equity – common	2,241,569			1,890,727
Total liabilities and stockholders' equity	$16,740,050			$14,605,715
Tax-equivalent net interest income/margin(1)		151,492	4.06		128,442	3.91	$14,362	$8,688	$23,050
Tax-equivalent adjustment		(1,180)			(1,039)
Net interest income (GAAP)		$150,312			$127,403
Impact of acquired loan accretion(1)		$10,308	0.28		$4,445	0.14
Tax-equivalent net interest income/ margin, adjusted(1)		$141,184	3.78		$123,997	3.77

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

(2)
Non-accrual loans, which totaled $63.5 million as of June 30, 2019 and $53.5 million as of June 30, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$168,203	$1,968	2.36	$130,166	$942	1.46	$330	$696	$1,026
Securities(1)	2,502,282	34,810	2.78	2,114,439	25,464	2.41	5,182	4,164	9,346
FHLB and FRB stock	83,840	1,709	4.08	78,469	1,302	3.32	94	313	407
Loans(1)(2)	11,741,910	303,973	5.22	10,644,581	247,739	4.69	26,912	29,322	56,234
Total interest-earning assets(1)(2)	14,496,235	342,460	4.76	12,967,655	275,447	4.28	32,518	34,495	67,013
Cash and due from banks	208,819			189,452
Allowance for loan losses	(108,112)			(99,352)
Other assets	1,609,964			1,339,785
Total assets	$16,206,906			$14,397,540
Liabilities and Stockholders' Equity
Savings deposits	$2,058,958	692	0.07	$2,037,995	742	0.07	8	(58)	(50)
NOW accounts	2,172,725	4,938	0.46	2,029,303	2,520	0.25	190	2,228	2,418
Money market deposits	1,858,772	5,390	0.58	1,786,534	1,897	0.21	80	3,413	3,493
Time deposits	2,749,182	24,898	1.83	1,803,787	9,052	1.01	6,250	9,596	15,846
Borrowed funds	952,080	8,010	1.70	886,253	6,992	1.59	538	480	1,018
Senior and subordinated debt	212,375	6,908	6.56	195,314	6,264	6.47	554	90	644
Total interest-bearing liabilities	10,004,092	50,836	1.02	8,739,186	27,467	0.63	7,620	15,749	23,369
Demand deposits	3,712,209			3,544,666
Total funding sources	13,716,301		0.75	12,283,852		0.45
Other liabilities	300,395			231,567
Stockholders' equity – common	2,190,210			1,882,121
Total liabilities and stockholders' equity	$16,206,906			$14,397,540
Tax-equivalent net interest income/margin(1)		291,624	4.05		247,980	3.85	$24,898	$18,746	$43,644
Tax-equivalent adjustment		(2,288)			(2,014)
Net interest income (GAAP)		$289,336			$245,966
Impact of acquired loan accretion(1)		$16,677	0.23		$9,557	0.15
Tax-equivalent net interest income/ margin, adjusted(1)		$274,947	3.82		$238,423	3.70

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

(2)
Non-accrual loans, which totaled $63.5 million as of June 30, 2019 and $53.5 million as of June 30, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income for the second quarter and first six months of 2019 was up 18.0% and 17.6% compared to the second quarter and first six months of 2018, respectively. The rise in net interest income resulted primarily from the acquisition of interest-earning assets from the Bridgeview transaction in the second quarter of 2019 and Northern States Financial Corporation ("Northern States") transaction in the fourth quarter of 2018, higher interest rates, securities purchases, loan growth, and higher acquired loan accretion, partially offset by higher cost of funds.

Acquired loan accretion contributed $10.3 million and $16.7 million to net interest income for the second quarter and first six months of 2019, respectively, higher than $4.4 million and $9.6 million for the same periods in 2018.
Tax-equivalent net interest margin for the second quarter and first six months of 2019 was 4.06% and 4.05%, respectively, increasing 15 and 20 basis points from the same periods in 2018. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 3.78% and 3.82% for the second quarter and first six months of 2019, up one basis point and 12 basis points from the same periods in 2018. The increase in tax-equivalent net interest margin compared to both prior periods was driven primarily by higher interest rates, partially offset by compression related to the mix of interest-earning assets acquired in the Bridgeview transaction, actions taken to reduce rate sensitivity, and higher cost of funds.
For the second quarter and the first six months of 2019, total average interest-earning assets rose by $1.8 billion and $1.5 billion from the same periods in 2018. The increase resulted primarily from the Bridgeview and Northern States transactions, loan growth, and security purchases.
Total average funding sources for the second quarter and first six months of 2019 increased by $1.7 billion and $1.4 billion from the same periods in 2018, due primarily to the Bridgeview and Northern States transactions and organic growth.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2019 and 2018 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Service charges on deposit accounts	$12,196	$12,058	1.1	$23,736	$23,710	0.1
Wealth management fees	12,190	10,981	11.0	23,790	21,939	8.4
Card-based fees, net (1)	4,549	4,394	3.5	8,927	8,327	7.2
Capital market products income	2,154	2,819	(23.6)	3,433	4,377	(21.6)
Mortgage banking income	1,901	1,736	9.5	2,905	4,133	(29.7)
Merchant servicing fees, net	371	383	(3.1)	708	713	(0.7)
Other service charges, commissions, and fees	2,412	2,455	(1.8)	4,686	4,673	0.3
Total fee-based revenues	35,773	34,826	2.7	68,185	67,872	0.5
Other income(2)	2,753	2,121	29.8	5,247	4,592	14.3
Total noninterest income	$38,526	$36,947	4.3	$73,432	$72,464	1.3

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
Total noninterest income of $38.5 million and $73.4 million for the second quarter and first six months of 2019, respectively, was up 4.3% and 1.3% from the same periods in 2018. The increase in wealth management fees was driven primarily by services provided to customers acquired in the Northern Oak transaction and the positive impact of market rates. The rise in net card-based fees benefitted from higher transaction volumes and services provided to customers acquired in the Bridgeview and Northern States transactions compared to both prior periods. Capital market products income fluctuates from period to period based on the size and frequency of sales to corporate clients.
Mortgage banking income for the second quarter and first six months of 2019 resulted from sales of $93.5 million and $150.9 million, respectively, of 1-4 family mortgage loans in the secondary market, compared to $64.3 million and $128.1 million for the same periods in 2018. Mortgage banking income is also impacted by fluctuations in the fair value of mortgage servicing rights, which resulted in a decrease to mortgage banking income of $600,000 and $1.7 million compared to the second quarter and first six months of 2018, respectively.

Other income was elevated compared to both prior periods due primarily to higher fair value adjustments on equity securities and benefit settlements on bank-owned life insurance.
Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2019 and 2018 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Salaries and employee benefits:
Salaries and wages	$47,776	$46,256	3.3	$93,911	$92,086	2.0
Retirement and other employee benefits	10,916	11,676	(6.5)	22,154	22,633	(2.1)
Total salaries and employee benefits	58,692	57,932	1.3	116,065	114,719	1.2
Net occupancy and equipment expense	13,671	13,651	0.1	28,441	27,424	3.7
Professional services	10,467	8,298	26.1	18,255	15,878	15.0
Technology and related costs	4,908	4,837	1.5	9,504	9,608	(1.1)
Advertising and promotions	3,167	2,061	53.7	5,539	3,711	49.3
Net OREO expense	294	(256)	(214.8)	975	812	20.1
Other expenses	12,987	11,878	9.3	23,568	21,831	8.0
Acquisition and integration related expenses	9,514	—	100.0	13,205	—	—
Delivering Excellence implementation costs	442	15,015	(97.1)	700	15,015	(95.3)
Total noninterest expense	$114,142	$113,416	0.6	$216,252	$208,998	3.5
Acquisition and integration related expenses	(9,514)	—	(100.0)	(13,205)	—	—
Delivering Excellence implementation costs	(442)	(15,015)	(97.1)	(700)	(15,015)	(95.3)
Total noninterest expense, adjusted(1)	$104,186	$98,401	5.9	$202,347	$193,983	4.3

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense was consistent with the second quarter of 2018 and increased 3.5% from the first six months of 2018. Noninterest expense for all periods presented was impacted by costs related to the implementation of the Company's Delivering Excellence initiative. In addition, the second quarter and first six months of 2019 were impacted by acquisition and integration related expenses. Excluding these items, noninterest expense for the second quarter and first six months of 2019 was $104.2 million and $202.3 million, respectively, up 5.9% and 4.3% from the same periods in 2018.
Operating costs associated with the Bridgeview, Northern Oak, and Northern States transactions contributed to noninterest expense for the second quarter and first six months of 2019. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, professional services, and other expenses.
Compared to the second quarter and first six months of 2018, the increase in salaries and employee benefits was also impacted by merit increases, which was more than offset by the ongoing benefits of the Delivering Excellence initiative and lower pension expense. Net occupancy and equipment expense was impacted by the adoption of lease accounting guidance in the first quarter of 2019. As a result, a deferred gain related to a prior sale-leaseback transaction was no longer included as a reduction in net occupancy and equipment expense in the amount of approximately $1.5 million quarterly. Net occupancy and equipment expense for the second quarter and first six months of 2018 was elevated due to costs related to the Company's corporate headquarters relocation. The increase in professional services from both prior periods was driven mainly by the timing of certain other professional fees associated with organizational growth and higher loan remediation costs and legal fees. Compared to both prior periods, the rise in advertising and promotions expense resulted from higher costs related to marketing campaigns.

Net OREO expense for the second quarter of 2018 was impacted by higher levels of operating income. The rise in other expenses compared to both prior periods was also impacted by property valuation adjustments and other miscellaneous expenses.
Acquisition and integration related expenses for the second quarter and first six months of 2019 resulted from the acquisition of Northern States, Northern Oak, and Bridgeview.
Delivering Excellence implementation costs for all periods presented resulted from certain actions initiated by the Company in connection with its Delivering Excellence initiative and include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2019 and 2018 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before income tax expense	$63,205	$39,320	$124,581	$82,637
Income tax expense:
Federal income tax expense	$11,932	$7,623	$22,998	$14,769
State income tax expense	4,259	2,097	8,511	4,758
Total income tax expense	$16,191	$9,720	$31,509	$19,527
Effective income tax rate	25.6%	24.7%	25.3%	23.6%
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
The increase in income tax expense and effective tax rate for the second quarter and six months ended June 30, 2019 was driven primarily by higher levels of income subject to tax at statutory rates and an increase in non-deductible acquisition and integration related expenses.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2019				As of December 31, 2018
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$42,946	$141	$43,087	1.5	$37,925	$(158)	$37,767	1.7
U.S. agency securities	187,085	153	187,238	6.7	144,125	(1,562)	142,563	6.3
Collateralized mortgage obligations ("CMOs")	1,533,298	16,430	1,549,728	55.5	1,336,531	(21,322)	1,315,209	57.9
Other mortgage-backed securities ("MBSs")	666,454	3,953	670,407	24.0	477,665	(10,731)	466,934	20.5
Municipal securities	234,028	4,314	238,342	8.5	229,600	(2,413)	227,187	10.0
Corporate debt securities	104,427	87	104,514	3.7	86,074	(3,725)	82,349	3.6
Total securities available-for-sale	$2,768,238	$25,078	$2,793,316	100.0	$2,311,920	$(39,911)	$2,272,009	100.0
Securities Held-to-Maturity
Municipal securities	$23,277	$(872)	$22,405		$10,176	$(305)	$9,871
Equity Securities			$40,690				$30,806
Portfolio Composition
As of June 30, 2019, our securities available-for-sale portfolio totaled $2.8 billion, increasing $521.3 million, or 22.9%, from December 31, 2018. The increase from December 31, 2018 was driven primarily by purchases, consisting primarily of CMOs, MBSs, and corporate debt securities, as well as $263.7 million of securities acquired in the Bridgeview transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of June 30, 2019 and December 31, 2018.
Table 8
Securities Effective Duration Analysis

	As of June 30, 2019			As of December 31, 2018
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.84%	0.87	2.40%	1.08%	1.12	2.23%
U.S. agency securities	2.13%	2.97	2.48%	1.56%	2.97	2.29%
CMOs	2.64%	4.12	2.82%	3.53%	4.71	2.72%
MBSs	3.67%	4.99	2.90%	4.26%	5.63	2.76%
Municipal securities	4.37%	4.40	2.70%	4.81%	5.05	2.65%
Corporate debt securities	1.02%	5.81	3.60%	0.00%	6.93	3.53%
Total securities available-for-sale	2.91%	4.29	2.83%	3.51%	4.85	2.72%
Securities Held-to-Maturity
Municipal securities	3.41%	4.34	4.81%	1.27%	1.35	3.54%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.29 years and 2.91%, respectively, as of June 30, 2019, down from 4.85 years and 3.51% as of December 31, 2018. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the second quarter and first six months of 2019 and 2018.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $25.1 million of unrealized gains as of June 30, 2019 compared to $39.9 million of unrealized losses as of December 31, 2018.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 78.1% of total loans as of June 30, 2019. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2019						% Change
	Legacy	Acquired(1)	Total	% of Total Loans	As of December 31, 2018	% of Total Loans	Legacy	Total
Commercial and industrial	$4,328,347	$196,054	$4,524,401	36.1	$4,120,293	36.0	5.0	9.8
Agricultural	429,983	606	430,589	3.4	430,928	3.8	(0.2)	(0.1)
Commercial real estate:
Office, retail, and industrial	1,750,410	186,167	1,936,577	15.5	1,820,917	15.9	(3.9)	6.4
Multi-family	753,935	33,220	787,155	6.3	764,185	6.7	(1.3)	3.0
Construction	635,363	19,244	654,607	5.2	649,337	5.6	(2.2)	0.8
Other commercial real estate	1,246,751	200,922	1,447,673	11.6	1,361,810	11.9	(8.4)	6.3
Total commercial real estate	4,386,459	439,553	4,826,012	38.6	4,596,249	40.1	(4.6)	5.0
Total corporate loans	9,144,789	636,213	9,781,002	78.1	9,147,470	79.9	—	6.9
Home equity	863,441	11,245	874,686	7.0	851,607	7.4	1.4	2.7
1-4 family mortgages	1,346,676	45,138	1,391,814	11.1	1,017,181	8.9	32.4	36.8
Installment	472,068	34	472,102	3.8	430,525	3.8	9.6	9.7
Total consumer loans	2,682,185	56,417	2,738,602	21.9	2,299,313	20.1	16.7	19.1
Total loans	$11,826,974	$692,630	$12,519,604	100.0	$11,446,783	100.0	3.3	9.4
(1) Amount represents loans acquired in the Bridgeview transaction, which was completed in the second quarter of 2019.
Loan growth in all categories was positively impacted by the Bridgeview acquisition in the second quarter of 2019, which totaled $692.6 million as of June 30, 2019. Excluding these loans, total loans grew 6.7% annualized from December 31, 2018. In addition, growth in commercial and industrial loans, primarily within our sector-based lending and middle market business units, contributed to the rise in total corporate loans. Commercial real estate loans were also impacted by the decision of certain customers to opportunistically sell their commercial business or investment real estate properties, as well as refinancing with non-bank lenders and real estate investors, which more than offset originations. Growth in consumer loans resulted primarily from purchases of 1-4 family mortgages and shorter-duration home equity loans and organic growth.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 39.5% of total loans, and totaled $5.0 billion at June 30, 2019, an increase of $403.8 million, or 8.9%, from December 31, 2018. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of June 30, 2019 and December 31, 2018.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2019	% of Total	As of December 31, 2018	% of Total
Office, retail, and industrial:
Office	$723,187	15.0	$708,146	15.4
Retail	578,527	12.0	506,099	11.0
Industrial	634,863	13.2	606,672	13.2
Total office, retail, and industrial	1,936,577	40.2	1,820,917	39.6
Multi-family	787,155	16.3	764,185	16.7
Construction	654,607	13.6	649,337	14.1
Other commercial real estate:
Rental properties	299,987	6.2	235,851	5.1
Multi-use properties	281,830	5.8	309,199	6.7
Warehouses and storage	192,370	4.0	197,185	4.3
Hotels	132,153	2.7	128,199	2.8
Service stations and truck stops	118,145	2.5	100,293	2.2
Restaurants	111,200	2.3	115,667	2.5
Recreational	73,731	1.5	70,490	1.5
Other	238,257	4.9	204,926	4.5
Total other commercial real estate	1,447,673	29.9	1,361,810	29.6
Total commercial real estate	$4,826,012	100.0	$4,596,249	100.0
Commercial real estate loans represent 38.6% of total loans, and totaled $4.8 billion at June 30, 2019, decreasing $229.8 million, or 5.0%, from December 31, 2018.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 40% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of June 30, 2019. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 200% and construction loans to total capital was 35% as of June 30, 2019. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 21.9% of total loans, and totaled $2.7 billion at June 30, 2019, an increase of $439.3 million, or 19.1%, from December 31, 2018. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of June 30, 2019
Commercial and industrial	$49,196	$4,441,816	$12,111	$1,469	$19,809	$4,524,401
Agricultural	3,428	419,159	1,290	—	6,712	430,589
Commercial real estate:
Office, retail, and industrial	13,682	1,902,581	2,287	152	17,875	1,936,577
Multi-family	6,346	775,465	22	—	5,322	787,155
Construction	9,249	642,094	3,112	—	152	654,607
Other commercial real estate	68,512	1,367,806	7,275	98	3,982	1,447,673
Total commercial real estate	97,789	4,687,946	12,696	250	27,331	4,826,012
Total corporate loans	150,413	9,548,921	26,097	1,719	53,852	9,781,002
Home equity	2,713	861,986	4,135	13	5,839	874,686
1-4 family mortgages	19,943	1,364,169	3,916	—	3,786	1,391,814
Installment	913	469,994	312	883	—	472,102
Total consumer loans	23,569	2,696,149	8,363	896	9,625	2,738,602
Total loans	$173,982	$12,245,070	$34,460	$2,615	$63,477	$12,519,604
As of December 31, 2018
Commercial and industrial	$1,175	$4,076,842	$8,347	$422	$33,507	$4,120,293
Agricultural	3,282	425,041	940	101	1,564	430,928
Commercial real estate:
Office, retail, and industrial	16,556	1,785,561	8,209	4,081	6,510	1,820,917
Multi-family	13,663	745,739	1,487	189	3,107	764,185
Construction	4,838	640,936	3,419	—	144	649,337
Other commercial real estate	54,763	1,297,191	4,805	2,197	2,854	1,361,810
Total commercial real estate	89,820	4,469,427	17,920	6,467	12,615	4,596,249
Total corporate loans	94,277	8,971,310	27,207	6,990	47,686	9,147,470
Home equity	1,916	839,206	4,988	104	5,393	851,607
1-4 family mortgages	16,655	991,842	3,681	1,147	3,856	1,017,181
Installment	962	427,874	1,648	41	—	430,525
Total consumer loans	19,533	2,258,922	10,317	1,292	9,249	2,299,313
Total loans	$113,810	$11,230,232	$37,524	$8,282	$56,935	$11,446,783

(1)	PCI loans with an accretable yield are considered current.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Non-accrual loans	$63,477	$70,205	$56,935	$64,766	$53,475
90 days or more past due loans, still accruing interest(1)	2,615	8,446	8,282	2,949	7,954
Total non-performing loans	66,092	78,651	65,217	67,715	61,429
Accruing TDRs	1,441	1,844	1,866	1,741	1,760
Foreclosed Assets(2)	28,488	10,818	12,821	12,244	12,892
Total non-performing assets	$96,021	$91,313	$79,904	$81,700	$76,081
30-89 days past due loans(1)	$34,460	$45,764	$37,524	$46,257	$39,171
Non-accrual loans to total loans	0.51%	0.61%	0.50%	0.59%	0.49%
Non-performing loans to total loans	0.53%	0.68%	0.57%	0.61%	0.56%
Non-performing assets to total loans plus foreclosed assets	0.77%	0.79%	0.70%	0.74%	0.70%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.

(2)
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

Total non-performing assets represented 0.77% of total loans and foreclosed assets at June 30, 2019, compared to 0.70% at both December 31, 2018 and June 30, 2018, reflective of normal fluctuations that can occur on a quarterly basis. The increase in foreclosed assets from December 31, 2018 was driven primarily by the transfer of one corporate loan relationship to foreclosed assets during the second quarter of 2019, for which the Company has remediation plans in place. In addition, included in foreclosed assets as of June 30, 2019 was $6.2 million of OREO acquired in the Bridgeview transaction.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2019		December 31, 2018		June 30, 2018
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	5	$7,164	6	$6,240	6	$7,100
Commercial real estate:
Office, retail, and industrial	1	383	—	—	2	501
Multi-family	1	167	2	557	2	566
Other commercial real estate	1	176	1	181	1	187
Total commercial real estate	3	726	3	738	5	1,254
Total corporate loans	8	7,890	9	6,978	11	8,354
Home equity	9	366	11	440	13	554
1-4 family mortgages	11	1,026	11	1,060	11	1,090
Total consumer loans	20	1,392	22	1,500	24	1,644
Total TDRs	28	$9,282	31	$8,478	35	$9,998
Accruing TDRs	14	$1,441	15	$1,866	13	$1,760
Non-accrual TDRs	14	7,841	16	6,612	22	8,238
Total TDRs	28	$9,282	31	$8,478	35	$9,998
Year-to-date charge-offs on TDRs		$628		$3,925		$3,672
Specific reserves related to TDRs		670		—		625

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of June 30, 2019			As of December 31, 2018
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$74,221	$103,972	$178,193	$74,878	$59,597	$134,475
Agricultural	23,834	16,639	40,473	10,070	11,752	21,822
Commercial real estate	93,119	97,953	191,072	109,232	74,886	184,118
Total corporate performing potential problem loans(4)	$191,174	$218,564	$409,738	$194,180	$146,235	$340,415
Corporate performing potential problem loans to corporate loans	1.95%	2.23%	4.19%	2.12%	1.60%	3.72%
Corporate PCI performing potential problem loans included in the totals above	$3,069	$35,774	$38,843	$14,650	$20,638	$35,288

(1)
Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.

(2)
Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured, and collection of principal and interest is expected within a reasonable time.

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $236,000 as of June 30, 2019 and $630,000 as of December 31, 2018.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans was 4.19% at June 30, 2019, increasing from 3.72% at December 31, 2018. The increase resulted primarily from higher levels of commercial and industrial and agricultural loans classified as special mention and substandard. Management has specific monitoring and remediation plans associated with these loans.
Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets as of June 30, 2019 reflects the transfer of one corporate loan relationship for which the Company has remediation plans in place.
Table 15
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	June 30, 2019	December 31, 2018	June 30, 2018
Single-family homes	$3,671	$3,337	$633
Land parcels:
Raw land	—	—	148
Commercial lots	6,086	2,310	5,006
Single-family lots	2,190	1,962	1,962
Total land parcels	8,276	4,272	7,116
Multi-family units	139	—	225
Commercial properties	3,227	5,212	4,918
Total OREO	15,313	12,821	12,892
Other foreclosed assets	13,175	—	—
Total	$28,488	$12,821	$12,892

(1)	Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

A rollforward of foreclosed assets for the quarters and six months ended June 30, 2019 and 2018 is presented in the following table.
Table 16
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$10,818	$17,472	$12,821	$20,851
Transfers from loans	13,497	235	13,497	1,172
Acquisitions	6,237	—	6,237	—
Proceeds from sales	(2,441)	(4,762)	(5,236)	(8,638)
Gains on sales of foreclosed assets	246	35	353	15
Valuation adjustments	131	(88)	816	(508)
Ending balance	$28,488	$12,892	$28,488	$12,892
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2019.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of June 30, 2019 and December 31, 2018.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Six months ended June 30, 2019
Beginning balance	$102,222	$1,197	$103,419
Net charge-offs	(17,572)	(853)	(18,425)
Provision for loan losses and other expense	21,752	183	21,935
Ending balance	$106,402	$527	$106,929
As of June 30, 2019
Total loans	$10,806,858	$1,712,746	$12,519,604
Remaining acquisition adjustment(2)	N/A	102,823	102,823
Allowance for credit losses to total loans(3)	0.98%	0.03%	0.85%
Remaining acquisition adjustment to acquired loans	N/A	6.00%	N/A
As of December 31, 2018
Total loans	$10,114,113	$1,332,670	$11,446,783
Remaining acquisition adjustment(2)	N/A	76,496	76,496
Allowance for credit losses to total loans(3)	1.01%	0.09%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	5.74%	N/A
N/A – Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $69.2 million and $33.6 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of June 30, 2019, and $45.4 million and $31.1 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2018.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 0.98% as of June 30, 2019. The acquisition adjustment increased $26.3 million during the first six months of 2019, driven primarily by the loans acquired in the Bridgeview transaction, partly offset by acquired loan accretion, and resulting in a remaining acquisition adjustment as a percent of acquired loans of 6.00%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $490.0 million and $458.0 million as of June 30, 2019 and December 31, 2018, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $527,000 on acquired loans as of June 30, 2019.

Table 18
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Change in allowance for credit losses
Beginning balance	$104,779	$103,419	$100,925	$97,691	$95,854
Loan charge-offs:
Commercial, industrial, and agricultural	6,516	6,451	6,868	6,277	8,662
Office, retail, and industrial	1,605	628	761	759	305
Multi-family	—	340	—	1	4
Construction	—	6	—	1	—
Other commercial real estate	329	210	163	177	1
Consumer	2,974	3,142	2,535	2,049	2,337
Total loan charge-offs	11,424	10,777	10,327	9,264	11,309
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,258	1,301	1,239	416	753
Office, retail, and industrial	151	10	48	163	26
Multi-family	—	1	3	—	—
Construction	10	6	99	5	8
Other commercial real estate	45	21	980	154	359
Consumer	619	354	441	512	386
Total recoveries of loan charge-offs	2,083	1,693	2,810	1,250	1,532
Net loan charge-offs	9,341	9,084	7,517	8,014	9,777
Provision for loan losses	11,491	10,444	9,811	11,248	11,614
Increase in reserve for unfunded commitments (1)	—	—	200	—	—
Total provision for loan losses and other expense	11,491	10,444	10,011	11,248	11,614
Ending balance	$106,929	$104,779	$103,419	$100,925	$97,691
Allowance for credit losses
Allowance for loan losses	$105,729	$103,579	$102,219	$99,925	$96,691
Reserve for unfunded commitments	1,200	1,200	1,200	1,000	1,000
Total allowance for credit losses	$106,929	$104,779	$103,419	$100,925	$97,691
Allowance for credit losses to loans(1)	0.85%	0.91%	0.90%	0.91%	0.90%
Allowance for credit losses to loans, excluding acquired loans(2)	0.98%	1.00%	1.01%	1.01%	1.00%
Allowance for credit losses to non-accrual loans	168.45%	149.25%	181.64%	155.83%	182.69%
Allowance for credit losses to non-performing loans	161.79%	133.22%	158.58%	149.04%	159.03%
Average loans	$12,020,820	$11,456,267	$10,921,795	$10,978,336	$10,785,341
Net loan charge-offs to average loans, annualized	0.31%	0.32%	0.26%	0.29%	0.36%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $106.9 million as of June 30, 2019 and represents 0.85% of total loans, down compared to 0.90% at December 31, 2018, driven primarily by loans acquired in the Bridgeview transaction, for which no allowance for credit losses was established at the time of acquisition.
The provision for loan losses was $11.5 million for the quarter ended June 30, 2019, up from $9.8 million for the quarter ended December 31, 2018 and consistent with $11.6 million for the quarter ended June 30, 2018. The increase compared to the quarter ended December 31, 2018 resulted primarily from higher levels of net charge-offs and loan growth.
Net loan charge-offs to average loans, annualized, were 0.31%, or $9.3 million, for the second quarter of 2019, down from 0.26% and 0.36% for the fourth and second quarters of 2018, respectively.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2019 % Change From
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
Demand deposits	$3,835,567	$3,685,806	$3,621,645	4.1	5.9
Savings deposits	2,079,852	2,044,312	2,060,066	1.7	1.0
NOW accounts	2,261,103	2,128,722	2,065,530	6.2	9.5
Money market accounts	1,907,766	1,831,311	1,759,313	4.2	8.4
Core deposits	10,084,288	9,690,151	9,506,554	4.1	6.1
Time deposits	2,707,950	2,190,251	1,860,561	23.6	45.5
Brokered deposits	141,980	121,202	11,105	17.1	1,178.5
Total time deposits	2,849,930	2,311,453	1,871,666	23.3	52.3
Total deposits	12,934,218	12,001,604	11,378,220	7.8	13.7
Securities sold under agreements to repurchase	107,751	118,749	114,726	(9.3)	(6.1)
Federal funds purchased	26,263	9,022	714	191.1	3,578.3
FHLB advances	891,337	903,478	798,462	(1.3)	11.6
Total borrowed funds	1,025,351	1,031,249	913,902	(0.6)	12.2
Senior and subordinated debt	220,756	204,030	195,385	8.2	13.0
Total funding sources	$14,180,325	$13,236,883	$12,487,507	7.1	13.6
Average interest rate paid on borrowed funds	1.74%	1.72%	1.54%
Weighted-average maturity of FHLB advances	19.0 months	1.2 months	1.1 months
Weighted-average interest rate of FHLB advances	2.23%	2.53%	2.05%
Total average funding sources for the second quarter of 2019 increased $943.4 million, or 7.1% from the fourth quarter of 2018 and $1.7 billion, or 13.6%, compared to the second quarter of 2018. The increase in total average deposits compared to both prior periods was driven by $566.6 million of total average deposits assumed in the Bridgeview transaction and organic growth. In addition, the rise in total average deposits compared to the second quarter of 2018 was impacted by deposits assumed in the Northern States transaction and various time deposit marketing initiatives. The increase in the weighted-average maturity of FHLB advances was driven by the addition of putable FHLB advances during the second quarter of 2019 that mature between June of 2024 and June of 2029.
Table 20
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2019		June 30, 2018
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$97,378	0.09	$111,044	0.08
FHLB advances	1,310,000	2.23	870,000	2.05
Total borrowed funds	$1,407,378	2.08	$981,044	1.83
Average for the year-to-date period:
Securities sold under agreements to repurchase	$110,220	0.08	$117,275	0.07
Federal funds purchased	13,564	2.51	6,022	1.64
FHLB advances	828,296	1.90	762,956	1.82
Total borrowed funds	$952,080	1.70	$886,253	1.59
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$122,441		$128,553
Federal funds purchased	295,000		65,000
FHLB advances	1,310,000		945,000
Average borrowed funds totaled $952.1 million for the first six months of 2019, increasing by $65.8 million compared to the same period in 2018. This increase was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $685.0 million and $710.0 million in FHLB advances as of June 30, 2019 and 2018, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.92% and 1.91% as of June 30, 2019 and 2018, respectively. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2019. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of June 30, 2019, no amount was outstanding under the facility.
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered

"well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of June 30, 2019 and December 31, 2018.
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2019
	As of		Regulatory Minimum For Well- Capitalized
	June 30, 2019	December 31, 2018		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.38%	11.39%	10.00%	14%	$192,746
Tier 1 capital to risk-weighted assets	10.61%	10.58%	8.00%	33%	$366,118
CET1 to risk-weighted assets	10.61%	10.58%	6.50%	63%	$576,343
Tier 1 capital to average assets	9.41%	9.41%	5.00%	88%	$696,982
Company regulatory capital ratios
Total capital to risk-weighted assets	12.57%	12.62%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.11%	10.20%	N/A	N/A	N/A
CET1 to risk-weighted assets	10.11%	10.20%	N/A	N/A	N/A
Tier 1 capital to average assets	8.96%	8.90%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.57%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.59%	8.95%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.11%	9.81%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

(2)
Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Capital ratios were consistent compared to December 31, 2018 as strong earnings and deferred gains recognized due to the adoption of lease accounting guidance at the beginning of 2019 were offset by the Bridgeview and Northern Oak acquisitions, the impact of loan growth and securities purchases on risk-weighted assets, and stock repurchases.
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Dividends
The Company's Board of Directors approved a quarterly cash dividend of $0.14 per common share during the second quarter of 2019, which is an increase of 17% from the first quarter of 2019 and 27% from the second quarter of 2018. This dividend represents the 146th consecutive cash dividend paid by the Company since its inception in 1983.
Stock Repurchase Program
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.
The Company repurchased approximately 1.0 million shares of its common stock at a total cost of $21.2 million during the second quarter of 2019.

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
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs and acquisition and integration related expenses associated with completed and pending acquisitions. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes Delivering Excellence implementation costs and acquisition and integration related expenses. Management believes that excluding these items from noninterest expense may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EPS
Net income	$47,014	$29,600	$93,072	$63,110
Net income applicable to non-vested restricted shares	(389)	(240)	(792)	(551)
Net income applicable to common shares	46,625	29,360	92,280	62,559
Adjustments to net income:
Acquisition and integration related expenses	9,514	—	13,205	—
Tax effect of acquisition and integration related expenses	(2,379)	—	(3,301)	—
Delivering Excellence implementation costs	442	15,015	700	15,015
Tax effect of Delivering Excellence implementation costs	(111)	(3,754)	(175)	(3,754)
Total adjustments to net income, net of tax	7,466	11,261	10,429	11,261
Net income applicable to common shares, adjusted	$54,091	$40,621	$102,709	$73,820
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	108,467	102,159	107,126	102,041
Dilutive effect of common stock equivalents	—	—	—	8
Weighted-average diluted common shares outstanding	108,467	102,159	107,126	102,049
Basic EPS	$0.43	$0.29	$0.86	$0.61
Diluted EPS	$0.43	$0.29	$0.86	$0.61
Diluted EPS, adjusted	$0.50	$0.40	$0.96	$0.72
Return on Average Assets
Net income	$47,014	$29,600	$93,072	$63,110
Total adjustments to net income, net of tax(1)	7,466	11,261	10,429	11,261
Net income, adjusted	$54,480	$40,861	$103,501	$74,371
Average assets	$16,740,050	$14,605,715	$16,206,906	$14,397,540
Return on average assets(2)(3)	1.13%	0.81%	1.16%	0.88%
Return on average assets, adjusted(1)(2)(3)	1.31%	1.12%	1.29%	1.04%

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$46,625	$29,360	$92,280	$62,559
Intangibles amortization	2,624	1,794	4,987	3,596
Tax effect of intangibles amortization	(656)	(449)	(1,247)	(957)
Net income applicable to common shares, excluding intangibles amortization	48,593	30,705	96,020	65,198
Total adjustments to net income, net of tax(1)	7,466	11,261	10,429	11,261
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$56,059	$41,966	$106,449	$76,459
Average stockholders' common equity	$2,241,569	$1,890,727	2,190,210	$1,882,121
Less: average intangible assets	(832,263)	(753,887)	(817,915)	(753,879)
Average tangible common equity	$1,409,306	$1,136,840	$1,372,295	$1,128,242
Return on average common equity(2)(3)	8.34%	6.23%	8.50%	6.70%
Return on average common equity, adjusted(1)(2)(3)	9.68%	8.62%	9.46%	7.91%
Return on average tangible common equity(2)(3)	13.83%	10.83%	14.11%	11.65%
Return on average tangible common equity, adjusted(1)(2)(3)	15.95%	14.81%	15.64%	13.67%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Efficiency Ratio Calculation
Noninterest expense	$114,142	$113,416	$216,252	$208,998
Less:
Net OREO expense	(294)	256	(975)	(812)
Acquisition and integration related expenses	(9,514)	—	(13,205)	—
Delivering Excellence implementation costs	(442)	(15,015)	(700)	(15,015)
Total	$103,892	$98,657	$201,372	$193,171
Tax-equivalent net interest income(2)	$151,492	$128,442	$291,624	$247,980
Noninterest income	38,526	36,947	73,432	72,464
Total	$190,018	$165,389	$365,056	$320,444
Efficiency ratio	54.67%	59.65%	55.16%	60.28%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	June 30, 2019	December 31, 2018
Tangible Common Equity
Stockholders' equity	$2,300,573	$2,054,998
Less: goodwill and other intangible assets	(878,802)	(790,744)
Tangible common equity	1,421,771	1,264,254
Less: AOCI	2,810	52,512
Tangible common equity, excluding AOCI	$1,424,581	$1,316,766
Total assets	$17,462,233	$15,505,649
Less: goodwill and other intangible assets	(878,802)	(790,744)
Tangible assets	$16,583,431	$14,714,905
Risk-weighted assets	$14,056,482	$12,892,180
Tangible common equity to tangible assets	8.57%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.59%	8.95%
Tangible common equity to risk-weighted assets	10.11%	9.81%

Footnotes for non-GAAP reconciliations

(1)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

(2)	Presented on a tax-equivalent basis, assuming the federal income tax rate of 21%.

(3)	Annualized based on the actual number of days for each period presented.

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of June 30, 2019, consistent with December 31, 2018. See Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of June 30, 2019, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 96% of the total compared to 4% for floating rate interest-bearing deposits in other banks, consistent with December 31, 2018. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of June 30, 2019 or December 31, 2018. On the liability side of the balance sheet, 78% of deposits as of June 30, 2019 and December 31, 2018 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100	-200
As of June 30, 2019
Dollar change	$71,995	$48,467	$24,933	$(31,153)	$(69,494)
Percent change	11.7%	7.9%	4.1%	(5.1)%	(14.6)%
As of December 31, 2018
Dollar change	$86,602	$57,888	$28,573	$(43,929)	$(87,438)
Percent change	15.3%	10.2%	5.0%	(7.8)%	(15.4)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 200 basis point rise in interest rates as of June 30, 2019 would increase net interest income by $48.5 million, or 7.9%, over the next twelve months compared to no change in interest rates. This same measure was $57.9 million, or 10.2%, as of December 31, 2018.
Overall, interest rate risk volatility as of June 30, 2019 compared to December 31, 2018 was lower as a result of securities and loan purchases and the mix of interest-earning assets acquired in the Bridgeview transaction.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company announced a new stock repurchase program on March 19, 2019 that will remain in effect for one year. Under the new stock repurchase program, the Company may repurchase up to $180 million of its outstanding common stock, $0.01 par value per share. The Company has repurchased $21.2 million of its common stock under the new program through June 30, 2019. The following table summarizes the Company’s monthly common stock repurchases during the second quarter of 2019.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2019	2,370	$21.51	$—	$180,000,000
May 1 - May 31, 2019	381,655	20.21	7,705,056	172,294,944
June 1 - June 30, 2019	660,433	20.43	13,485,019	158,809,925
Total	1,044,458	$20.35	$21,190,075

(1)
Consists of shares acquired pursuant to the Company's Board-approved stock repurchase program and the Company's share-based compensation plans. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 10 of the Company's Notes to the Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: August 7, 2019
* Duly authorized to sign on behalf of the registrant.