Form 10-Q
period 2019-09-30
FIRST MIDWEST BANCORP INC
filed 2019-11-06
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of November 4, 2019, there were 109,971,252 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2019	December 31, 2018
Assets			(Unaudited)
Cash and due from banks			$273,613	$211,189
Interest-bearing deposits in other banks			202,054	78,069
Equity securities, at fair value			40,723	30,806
Securities available-for-sale, at fair value			2,905,738	2,272,009
Securities held-to-maturity, at amortized cost			22,566	10,176
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			112,845	80,302
Loans			12,773,319	11,446,783
Allowance for loan losses			(109,028)	(102,219)
Net loans			12,664,291	11,344,564
Other real estate owned ("OREO")			12,428	12,821
Premises, furniture, and equipment, net			147,064	132,502
Investment in bank-owned life insurance ("BOLI")			297,610	296,733
Goodwill and other intangible assets			876,219	790,744
Accrued interest receivable and other assets			458,303	245,734
Total assets			$18,013,454	$15,505,649
Liabilities
Noninterest-bearing deposits			$3,832,744	$3,642,989
Interest-bearing deposits			9,608,183	8,441,123
Total deposits			13,440,927	12,084,112
Borrowed funds			1,653,490	906,079
Senior and subordinated debt			233,743	203,808
Accrued interest payable and other liabilities			345,695	256,652
Total liabilities			15,673,855	13,450,651
Stockholders' Equity
Common stock			1,204	1,157
Additional paid-in capital			1,208,030	1,114,580
Retained earnings			1,343,895	1,192,767
Accumulated other comprehensive income (loss), net of tax			6,738	(52,512)
Treasury stock, at cost			(220,268)	(200,994)
Total stockholders' equity			2,339,599	2,054,998
Total liabilities and stockholders' equity			$18,013,454	$15,505,649

	September 30, 2019		December 31, 2018
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	120,411	—	115,672
Shares outstanding	—	109,970	—	106,375
Treasury shares	—	10,441	—	9,297

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Loans	$159,978	$133,997	$462,462	$380,420
Investment securities	19,452	14,170	53,463	38,936
Other short-term investments	2,533	1,365	6,210	3,609
Total interest income	181,963	149,532	522,135	422,965
Interest Expense
Deposits	21,754	10,426	57,672	24,637
Borrowed funds	5,639	3,927	13,649	10,919
Senior and subordinated debt	3,783	3,152	10,691	9,416
Total interest expense	31,176	17,505	82,012	44,972
Net interest income	150,787	132,027	440,123	377,993
Provision for loan losses	12,498	11,248	34,433	38,043
Net interest income after provision for loan losses	138,289	120,779	405,690	339,950
Noninterest Income
Service charges on deposit accounts	13,024	12,378	36,760	36,088
Wealth management fees	12,063	10,622	35,853	32,561
Card-based fees	4,694	4,123	13,621	12,450
Capital market products income	4,161	1,936	7,594	6,313
Mortgage banking income	3,066	1,657	5,971	5,790
Other service charges, commissions, and fees	3,023	2,786	8,417	8,172
Other income	2,920	2,164	8,167	6,756
Total noninterest income	42,951	35,666	116,383	108,130
Noninterest Expense
Salaries and employee benefits	61,481	54,160	177,546	168,879
Net occupancy and equipment expense	13,903	13,183	42,344	40,607
Professional services	9,550	7,944	27,805	23,822
Technology and related costs	5,062	4,763	14,566	14,371
Net OREO expense	381	(413)	1,356	399
Other expenses	14,387	14,541	43,494	40,083
Acquisition and integration related expenses	3,397	60	16,602	60
Delivering Excellence implementation costs	234	2,239	934	17,254
Total noninterest expense	108,395	96,477	324,647	305,475
Income before income tax expense	72,845	59,968	197,426	142,605
Income tax expense	18,300	6,616	49,809	26,143
Net income	$54,545	$53,352	$147,617	$116,462
Per Common Share Data
Basic earnings per common share	$0.49	$0.52	$1.36	$1.13
Diluted earnings per common share	$0.49	$0.52	$1.35	$1.13
Dividends declared per common share	$0.14	$0.11	$0.40	$0.33
Weighted-average common shares outstanding	109,281	102,178	107,852	102,087
Weighted-average diluted common shares outstanding	109,662	102,178	108,246	102,092

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$54,545	$53,352	$147,617	$116,462
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	13,636	(13,632)	78,625	(47,765)
Tax effect	(3,800)	3,548	(21,900)	13,055
Net of tax	9,836	(10,084)	56,725	(34,710)
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(399)	(880)	3,500	(948)
Tax effect	111	231	(975)	250
Net of tax	(288)	(649)	2,525	(698)
Total other comprehensive income (loss)	9,548	(10,733)	59,250	(35,408)
Total comprehensive income	$64,093	$42,619	$206,867	$81,054

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustment to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(34,710)	(698)	—	(35,408)
Balance at September 30, 2018	$(51,550)	$(5,245)	$(18,338)	$(75,133)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	56,725	2,525	—	59,250
Balance at September 30, 2019	$27,933	$(25)	$(21,170)	$6,738

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended September 30, 2018
Beginning balance	103,059	$1,124	$1,025,703	$1,122,107	$(64,400)	$(200,971)	$1,883,563
Net income	—	—	—	53,352	—	—	53,352
Other comprehensive loss	—	—	—	—	(10,733)	—	(10,733)
Common dividends declared ($0.11 per common share)	—	—	—	(11,326)	—	—	(11,326)
Common stock issued	3	—	66	—	—	—	66
Restricted stock activity	(4)	—	(109)	—	—	(85)	(194)
Treasury stock issued to benefit plans	—	—	7	—	—	(28)	(21)
Share-based compensation expense	—	—	2,968	—	—	—	2,968
Ending balance	103,058	$1,124	$1,028,635	$1,164,133	$(75,133)	$(201,084)	$1,917,675
Quarter Ended September 30, 2019
Beginning balance	110,589	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573
Net income	—	—	—	54,545	—	—	54,545
Other comprehensive income	—	—	—	—	9,548	—	9,548
Common dividends declared ($0.14 per common share)	—	—	—	(15,406)	—	—	(15,406)
Repurchases of common stock	(645)	—	—	—	—	(12,738)	(12,738)
Common stock issued	4	—	81	—	—	1	82
Restricted stock activity	27	—	(599)	—	—	536	(63)
Treasury stock issued to benefit plans	(5)	—	(3)	—	—	(94)	(97)
Share-based compensation expense	—	—	3,155	—	—	—	3,155
Ending balance	109,970	$1,204	$1,208,030	$1,343,895	$6,738	$(220,268)	$2,339,599

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2018
Beginning balance	102,717	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	116,462	—	—	116,462
Other comprehensive loss	—	—	—	—	(35,408)	—	(35,408)
Common dividends declared ($0.33 per common share)	—	—	—	(34,008)	—	—	(34,008)
Common stock issued	8	1	227	—	—	667	895
Restricted stock activity	335	—	(12,667)	—	—	8,426	(4,241)
Treasury stock issued to benefit plans	(2)	—	41	—	—	(104)	(63)
Share-based compensation expense	—	—	9,164	—	—	—	9,164
Ending balance	103,058	$1,124	$1,028,635	$1,164,133	$(75,133)	$(201,084)	$1,917,675
Nine Months Ended September 30, 2019
Beginning balance	106,375	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(2)	—	—	—	47,257	—	—	47,257
Net income	—	—	—	147,617	—	—	147,617
Other comprehensive income	—	—	—	—	59,250	—	59,250
Common dividends declared ($0.40 per common share)	—	—	—	(43,746)	—	—	(43,746)
Repurchases of common stock	(1,687)	—	—	—	—	(33,928)	(33,928)
Acquisition, net of issuance costs	4,879	47	97,351	—	—	4,098	101,496
Common stock issued	34	—	12	—	—	675	687
Restricted stock activity	380	—	(13,919)	—	—	10,086	(3,833)
Treasury stock issued to benefit plans	(11)	—	(12)	—	—	(205)	(217)
Share-based compensation expense	—	—	10,018	—	—	—	10,018
Ending balance	109,970	$1,204	$1,208,030	$1,343,895	$6,738	$(220,268)	$2,339,599

(1)
As a result of accounting guidance adopted in the first quarter of 2018, certain reclassifications were made from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018.

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

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$147,617	$116,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34,433	38,043
Depreciation of premises, furniture, and equipment	12,182	11,693
Net amortization of premium on securities	11,897	11,444
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(6,327)	(4,475)
Net gains on sales and valuation adjustments of OREO	(2,358)	(318)
Amortization of the FDIC indemnification asset	906	906
Net losses on sales and valuation adjustments of premises, furniture, and equipment	1,226	5,423
BOLI income	(5,597)	(4,280)
Share-based compensation expense	10,018	9,164
Tax benefit related to share-based compensation	311	208
Amortization of other intangible assets	7,737	5,368
Originations of mortgage loans held-for-sale	(335,903)	(175,408)
Proceeds from sales of mortgage loans held-for-sale	297,967	193,476
Net increase in equity securities	(2,951)	(1,191)
Net decrease (increase) in accrued interest receivable and other assets	1,244	(14,725)
Net decrease in accrued interest payables and other liabilities	(22,628)	(1,949)
Net cash provided by operating activities	149,774	189,841
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	305,973	233,659
Proceeds from sales of securities available-for-sale	93,332	—
Purchases of securities available-for-sale	(703,216)	(595,477)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	3,873	1,087
Purchases of securities held-to-maturity	(2,837)	—
Net purchases of FHLB stock	(31,062)	(18,020)
Net increase in loans	(655,871)	(649,197)
Premiums paid on BOLI, net of proceeds from claims	4,720	106
Proceeds from sales of OREO	9,430	12,951
Proceeds from sales of premises, furniture, and equipment	2,538	549
Purchases of premises, furniture, and equipment	(13,540)	(20,738)
Net cash paid for acquisition	(13,532)	—
Net cash used in investing activities	(1,000,192)	(1,035,080)
Financing Activities
Net increase in deposit accounts	370,061	473,789
Net increase in borrowed funds	745,665	358,662
Purchase of treasury stock	(33,928)	—
Cash dividends paid	(41,138)	(32,942)
Restricted stock activity	(3,833)	(4,241)
Net cash provided by financing activities	1,036,827	795,268
Net increase (decrease) in cash and cash equivalents	186,409	(49,971)
Cash and cash equivalents at beginning of period	289,258	346,570
Cash and cash equivalents at end of period	$475,667	$296,599

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$29,331	$(7,001)
Interest paid to depositors and creditors	80,017	43,270
Dividends declared, but unpaid	15,281	11,250
Stock issued for acquisitions, net of issuance costs	101,496	—
Non-cash transfers of loans to OREO	519	4,026
Non-cash transfers of loans to other assets	13,175	—
Non-cash transfers of loans held-for-investment to loans held-for-sale	9,444	12,373
Non-cash transfer of trading securities and securities available-for-sale to equity securities	—	27,855
Non-cash recognition of right-of-use asset	143,561	—
Non-cash recognition of lease liability	143,561	—

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Acquired and covered loans are separated into (i) non-purchased credit impaired ("non-PCI") loans and (ii) purchased credit impaired ("PCI") loans. Non-PCI loans include loans that did not have evidence of credit deterioration since origination at the acquisition date. PCI loans include loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Leases and revolving loans do not qualify to be accounted for as PCI loans and are accounted for as non-PCI loans.
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
The Company has elected certain practical expedients contained in this guidance, which, among other provisions, allowed the Company to not reassess the historical lease classification, initial direct costs, or existing contracts for the inclusion of leases. The Company has also elected the practical expedients for the use of hindsight in determining the lease term and the right-of-use assets, as well as an election not to apply the recognition requirements of the guidance to leases with terms of 12 months or less. The application of the hindsight practical expedient resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.
First Midwest Bank (the "Bank") entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain of $47.3 million after-tax was recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 8, "Lease Obligations." The adoption of this guidance was applied retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment and did not materially impact the Company's results of operations or liquidity but did result in a material increase in assets, liabilities, and equity.
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
Accounting Pronouncements Pending Adoption
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued ASU 2016-13 that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. The Company will adopt this guidance on January 1, 2020. Management is continuing its implementation efforts, which are led by a cross-functional working group. Management is in the process of determining the impact on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios, but expects that the adoption of this guidance will result in an increase in the allowance for credit losses. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date.
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

3. ACQUISITIONS
Pending
Park Bank
On August 27, 2019, the Company entered into a merger agreement to acquire Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. As of June 30, 2019, Bankmanagers had approximately $1.0 billion of assets, $815 million of deposits, and $700 million of loans. The merger agreement provides for a fixed exchange ratio of 29.9675 shares of Company common stock, plus $623.02 of cash, for each share of Bankmanagers common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $195 million. The transaction is subject to customary regulatory approvals, the approval of Bankmanagers' shareholders, and the completion of various closing conditions.
Completed Acquisitions
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $711.7 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on May 9, 2019, each outstanding share of Bridgeview common stock was exchanged for 0.2767 shares of Company common stock, plus $1.66 of cash. In addition, each outstanding Bridgeview stock option was exchanged for the right to receive cash. This resulted in merger consideration of $135.4 million, which consisted of 4,728,541 shares of Company common stock and $37.1 million of cash. Goodwill of $57.7 million associated with the acquisition was recorded by the Company. All Bridgeview operating systems were converted to the Company's operating platform during the second quarter of 2019. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
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
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $579.3 million of assets, $463.2 million of deposits, and $284.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on October 12, 2018, each outstanding share of Northern States common stock was exchanged for 0.0363 shares of Company common stock. This resulted in merger consideration of $83.3 million, which consisted of 3,310,912 shares of Company common stock. Goodwill of $30.0 million associated with the acquisition was recorded by the Company. All Northern States operating systems were converted to the Company's operating platform during the fourth quarter of 2018.
During the third quarter of 2019, the Company finalized the fair value adjustments associated with the Northern States transaction, which required a measurement period adjustment to goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.

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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Bridgeview	Northern States
	May 9, 2019	October 12, 2018
Assets
Cash and due from banks and interest-bearing deposits in other banks	$35,097	$160,145
Equity securities	6,966	3,915
Securities available-for-sale	263,090	47,149
Securities held-to-maturity	13,426	—
FHLB and FRB stock	1,481	554
Loans	711,688	284,940
OREO	6,160	2,549
Investment in BOLI	—	11,104
Goodwill	57,651	30,016
Other intangible assets	15,603	12,230
Premises, furniture, and equipment	18,095	5,820
Accrued interest receivable and other assets	32,534	20,911
Total assets	$1,161,791	$579,333
Liabilities
Noninterest-bearing deposits	$179,267	$346,714
Interest-bearing deposits	807,487	116,446
Total deposits	986,754	463,160
Borrowed funds	1,746	18,218
Senior and subordinated debt	29,360	8,038
Accrued interest payable and other liabilities	8,579	6,614
Total liabilities	1,026,439	496,030
Consideration Paid
Common stock (2019 – 4,728,541, shares issued at $28.61 per share, 2018 – 3,310,912, shares issued at $25.16 per share), net of issuance costs	98,212	83,303
Cash paid	37,140	—
Total consideration paid	135,352	83,303
	$1,161,791	$579,333

Expenses related to the acquisition and integration of completed and pending transactions totaled $3.4 million and $16.6 million during the quarter and nine months ended September 30, 2019, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2018 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$40,946	$143	$(4)	$41,085	$37,925	$17	$(175)	$37,767
U.S. agency securities	243,863	1,251	(1,027)	244,087	144,125	45	(1,607)	142,563
Collateralized mortgage obligations ("CMOs")	1,567,116	25,483	(2,046)	1,590,553	1,336,531	3,362	(24,684)	1,315,209
Other mortgage-backed securities ("MBSs")	668,935	9,753	(1,181)	677,507	477,665	520	(11,251)	466,934
Municipal securities	231,757	5,722	(45)	237,434	229,600	461	(2,874)	227,187
Corporate debt securities	114,407	1,389	(724)	115,072	86,074	—	(3,725)	82,349
Total securities available-for-sale	$2,867,024	$43,741	$(5,027)	$2,905,738	$2,311,920	$4,405	$(44,316)	$2,272,009
Securities Held-to-Maturity
Municipal securities	$22,566	$—	$(584)	$21,982	$10,176	$—	$(305)	$9,871
Equity Securities				$40,723				$30,806

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$178,227	$180,121	$9,002	$8,769
After one year to five years	175,643	177,509	6,158	5,999
After five years to ten years	277,094	280,039	4,456	4,341
After ten years	9	9	2,950	2,873
Securities that do not have a single contractual maturity date	2,236,051	2,268,060	—	—
Total	$2,867,024	$2,905,738	$22,566	$21,982

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.7 billion as of September 30, 2019 and $1.2 billion as of December 31, 2018. No securities held-to-maturity were pledged as of September 30, 2019 or December 31, 2018.
During the quarters and nine months ended September 30, 2019 and 2018 there were no realized gains on securities available-for-sale. Certain securities acquired in the Bridgeview transaction in the second quarter of 2019 were sold shortly after the acquisition date for $93.3 million, resulting in no gains or losses as the securities were recorded at fair value upon acquisition.
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

There was no outstanding balance of OTTI previously recognized on securities available-for-sale as of either September 30, 2019 or December 31, 2018. During the quarters and nine months ended September 30, 2019 and 2018 no OTTI was recognized on securities available-for-sale.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2019 and December 31, 2018.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$1,981	$1	$7,003	$3	$8,984	$4
U.S. agency securities	46	62,206	447	60,746	580	122,952	1,027
CMOs	105	60,802	454	288,184	1,592	348,986	2,046
MBSs	54	10,104	38	167,952	1,143	178,056	1,181
Municipal securities	35	1,194	8	13,975	37	15,169	45
Corporate debt securities	8	9,893	107	29,472	617	39,365	724
Total	253	$146,180	$1,055	$567,332	$3,972	$713,512	$5,027
Securities Held-to-Maturity
Municipal securities	31	$12,467	$331	$9,515	$253	$21,982	$584
As of December 31, 2018
Securities Available-for-Sale
U.S. treasury securities	17	$15,894	$57	$13,886	$118	$29,780	$175
U.S. agency securities	74	34,263	320	93,227	1,287	127,490	1,607
CMOs	234	171,901	1,671	863,747	23,013	1,035,648	24,684
MBSs	118	135,791	1,715	284,273	9,536	420,064	11,251
Municipal securities	423	60,863	558	109,935	2,316	170,798	2,874
Corporate debt securities	16	82,349	3,725	—	—	82,349	3,725
Total	882	$501,061	$8,046	$1,365,068	$36,270	$1,866,129	$44,316
Securities Held-to-Maturity
Municipal securities	5	$—	$—	$9,871	$305	$9,871	$305

Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2019 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2019	December 31, 2018
Commercial and industrial	$4,570,361	$4,120,293
Agricultural	417,740	430,928
Commercial real estate:
Office, retail, and industrial	1,892,877	1,820,917
Multi-family	817,444	764,185
Construction	637,256	649,337
Other commercial real estate	1,425,292	1,361,810
Total commercial real estate	4,772,869	4,596,249
Total corporate loans	9,760,970	9,147,470
Home equity	833,955	851,607
1-4 family mortgages	1,686,967	1,017,181
Installment	491,427	430,525
Total consumer loans	3,012,349	2,299,313
Total loans	$12,773,319	$11,446,783
Deferred loan fees included in total loans	$7,233	$6,715
Overdrawn demand deposits included in total loans	10,440	8,583

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

Loan Sales
The following table presents loan sales for the quarters and nine months ended September 30, 2019 and 2018.
Loan Sales
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Corporate loan sales
Proceeds from sales	$5,108	$2,868	$10,484	$15,180
Less book value of loans sold	4,950	2,827	10,198	14,811
Net gains on corporate loan sales(1)	158	41	286	369
1-4 family mortgage loan sales
Proceeds from sales	$143,776	$62,576	$297,967	$193,476
Less book value of loans sold	140,998	61,276	291,926	189,370
Net gains on 1-4 family mortgage loan sales(2)	2,778	1,300	6,041	4,106
Total net gains on loan sales	$2,936	$1,341	$6,327	$4,475

(1)	Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.

(2)	Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
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
The following table presents the carrying amount of acquired and covered PCI and non-PCI loans as of September 30, 2019 and December 31, 2018.
Acquired and Covered Loans(1)
(Dollar amounts in thousands)

	As of September 30, 2019			As of December 31, 2018
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$160,360	$1,404,960	$1,565,320	$108,049	$1,247,492	$1,355,541
Covered loans	5,466	4,017	9,483	5,819	4,869	10,688
Total acquired and covered loans	$165,826	$1,408,977	$1,574,803	$113,868	$1,252,361	$1,366,229

(1)	Included in loans in the Consolidated Statements of Financial Condition.
The outstanding balance of PCI loans was $244.8 million and $175.2 million as of September 30, 2019 and December 31, 2018, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $512.6 million and $458.0 million as of September 30, 2019 and December 31, 2018, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. The carrying value of the FDIC indemnification asset was $1.2 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively.
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balances	$50,885	$39,008	$43,725	$32,957
Additions	—	—	16,037	—
Accretion	(5,759)	(3,008)	(13,630)	(9,548)
Other(1)	(613)	2,672	(1,619)	15,263
Ending balance	$44,513	$38,672	$44,513	$38,672

(1)
Increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio, while decreases result from the resolution of certain loans occurring earlier than anticipated.

Total accretion on acquired and covered PCI and non-PCI loans for the quarters and nine months ended September 30, 2019 was $9.2 million and $25.9 million, respectively, and $4.6 million and $14.1 million for the same periods in 2018.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2019 and December 31, 2018. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2019
Commercial and industrial	$4,537,236	$20,929	$12,196	$33,125	$4,570,361	$26,739	$1,982
Agricultural	404,731	6,966	6,043	13,009	417,740	6,242	23
Commercial real estate:
Office, retail, and industrial	1,869,816	7,289	15,772	23,061	1,892,877	26,812	—
Multi-family	813,422	1,870	2,152	4,022	817,444	2,152	—
Construction	635,270	1,771	215	1,986	637,256	152	63
Other commercial real estate	1,419,276	1,851	4,165	6,016	1,425,292	4,680	1,112
Total commercial real estate	4,737,784	12,781	22,304	35,085	4,772,869	33,796	1,175
Total corporate loans	9,679,751	40,676	40,543	81,219	9,760,970	66,777	3,180
Home equity	823,373	6,373	4,209	10,582	833,955	7,326	175
1-4 family mortgages	1,680,096	5,292	1,579	6,871	1,686,967	3,589	—
Installment	488,592	1,533	1,302	2,835	491,427	—	1,302
Total consumer loans	2,992,061	13,198	7,090	20,288	3,012,349	10,915	1,477
Total loans	$12,671,812	$53,874	$47,633	$101,507	$12,773,319	$77,692	$4,657
As of December 31, 2018
Commercial and industrial	$4,085,164	$8,832	$26,297	$35,129	$4,120,293	$33,507	$422
Agricultural	428,357	940	1,631	2,571	430,928	1,564	101
Commercial real estate:
Office, retail, and industrial	1,803,059	8,209	9,649	17,858	1,820,917	6,510	4,081
Multi-family	759,402	1,487	3,296	4,783	764,185	3,107	189
Construction	645,774	3,419	144	3,563	649,337	144	—
Other commercial real estate	1,353,442	4,921	3,447	8,368	1,361,810	2,854	2,197
Total commercial real estate	4,561,677	18,036	16,536	34,572	4,596,249	12,615	6,467
Total corporate loans	9,075,198	27,808	44,464	72,272	9,147,470	47,686	6,990
Home equity	843,217	6,285	2,105	8,390	851,607	5,393	104
1-4 family mortgages	1,009,925	4,361	2,895	7,256	1,017,181	3,856	1,147
Installment	428,836	1,648	41	1,689	430,525	—	41
Total consumer loans	2,281,978	12,294	5,041	17,335	2,299,313	9,249	1,292
Total loans	$11,357,176	$40,102	$49,505	$89,607	$11,446,783	$56,935	$8,282

(1)	PCI loans with an accretable yield are considered current.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2019 and 2018 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended September 30, 2019
Beginning balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
Charge-offs	(7,176)	(293)	—	—	(184)	(3,619)	—	(11,272)
Recoveries	1,205	74	38	2	227	527	—	2,073
Net charge-offs	(5,971)	(219)	38	2	43	(3,092)	—	(9,199)
Provision for loan losses and other	5,002	65	565	(98)	1,188	5,776	—	12,498
Ending balance	$65,395	$7,341	$2,762	$1,766	$6,228	$25,536	$1,200	$110,228
Quarter Ended September 30, 2018
Beginning balance	$60,043	$9,062	$2,175	$2,124	$4,631	$18,656	$1,000	$97,691
Charge-offs	(6,277)	(759)	(1)	(1)	(177)	(2,049)	—	(9,264)
Recoveries	416	163	—	5	154	512	—	1,250
Net charge-offs	(5,861)	(596)	(1)	4	(23)	(1,537)	—	(8,014)
Provision for loan losses and other	6,776	15	200	116	740	3,401	—	11,248
Ending balance	$60,958	$8,481	$2,374	$2,244	$5,348	$20,520	$1,000	$100,925
Nine Months Ended September 30, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(20,143)	(2,526)	(340)	(6)	(723)	(9,735)	—	(33,473)
Recoveries	3,764	235	39	18	293	1,500	—	5,849
Net charge-offs	(16,379)	(2,291)	(301)	12	(430)	(8,235)	—	(27,624)
Provision for loan losses and other	18,498	1,732	599	(419)	1,724	12,299	—	34,433
Ending balance	$65,395	$7,341	$2,762	$1,766	$6,228	$25,536	$1,200	$110,228
Nine Months Ended September 30, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(29,609)	(1,525)	(5)	(1)	(247)	(6,271)	—	(37,658)
Recoveries	1,707	286	—	26	552	1,240	—	3,811
Net charge-offs	(27,902)	(1,239)	(5)	25	305	(5,031)	—	(33,847)
Provision for loan losses and other	33,069	(1,276)	(155)	(1,262)	(1,338)	9,005	—	38,043
Ending balance	$60,958	$8,481	$2,374	$2,244	$5,348	$20,520	$1,000	$100,925

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2019 and December 31, 2018.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of September 30, 2019
Commercial, industrial, and agricultural	$31,169	$4,907,442	$49,490	$4,988,101	$2,556	$62,465	$374	$65,395
Commercial real estate:
Office, retail, and industrial	26,255	1,841,712	24,910	1,892,877	522	6,696	123	7,341
Multi-family	1,995	809,711	5,738	817,444	—	2,666	96	2,762
Construction	123	623,689	13,444	637,256	—	1,765	1	1,766
Other commercial real estate	3,657	1,372,354	49,281	1,425,292	95	4,579	1,554	6,228
Total commercial real estate	32,030	4,647,466	93,373	4,772,869	617	15,706	1,774	18,097
Total corporate loans	63,199	9,554,908	142,863	9,760,970	3,173	78,171	2,148	83,492
Consumer	—	2,989,386	22,963	3,012,349	—	24,460	1,076	25,536
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$63,199	$12,544,294	$165,826	$12,773,319	$3,173	$103,831	$3,224	$110,228
As of December 31, 2018
Commercial, industrial, and agricultural	$32,415	$4,514,349	$4,457	$4,551,221	$3,961	$58,947	$368	$63,276
Commercial real estate:
Office, retail, and industrial	5,057	1,799,304	16,556	1,820,917	748	5,984	1,168	7,900
Multi-family	3,492	747,030	13,663	764,185	—	2,154	310	2,464
Construction	—	644,499	4,838	649,337	—	2,019	154	2,173
Other commercial real estate	1,545	1,305,444	54,821	1,361,810	—	4,180	754	4,934
Total commercial real estate	10,094	4,496,277	89,878	4,596,249	748	14,337	2,386	17,471
Total corporate loans	42,509	9,010,626	94,335	9,147,470	4,709	73,284	2,754	80,747
Consumer	—	2,279,780	19,533	2,299,313	—	20,094	1,378	21,472
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$42,509	$11,290,406	$113,868	$11,446,783	$4,709	$94,578	$4,132	$103,419

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2019 and December 31, 2018. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2019				As of December 31, 2018
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$10,600	$14,540	$50,231	$1,636	$7,550	$23,349	$49,102	$3,960
Agricultural	1,905	4,124	9,566	920	1,318	198	3,997	1
Commercial real estate:
Office, retail, and industrial	16,440	9,815	38,296	522	1,861	3,196	6,141	748
Multi-family	1,995	—	1,995	—	3,492	—	3,492	—
Construction	123	—	123	—	—	—	—	—
Other commercial real estate	2,562	1,095	4,008	95	1,545	—	1,612	—
Total commercial real estate	21,120	10,910	44,422	617	6,898	3,196	11,245	748
Total impaired loans individually evaluated for impairment	$33,625	$29,574	$104,219	$3,173	$15,766	$26,743	$64,344	$4,709

The following table presents the average recorded investment and interest income recognized on impaired loans by class for the quarters and nine months ended September 30, 2019 and 2018. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Quarters Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$21,111	$74	$28,082	$123
Agricultural	6,249	9	2,372	—
Commercial real estate:
Office, retail, and industrial	20,773	2	6,641	105
Multi-family	3,578	48	3,757	11
Construction	123	—	—	—
Other commercial real estate	3,496	42	2,831	68
Total commercial real estate	27,970	92	13,229	184
Total impaired loans	$55,330	$175	$43,683	$307

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$26,275	$100	$34,440	$159
Agricultural	4,032	20	2,153	25
Commercial real estate:
Office, retail, and industrial	15,611	6	8,867	873
Multi-family	3,456	48	2,132	66
Construction	62	—	—	—
Other commercial real estate	2,517	84	2,338	181
Total commercial real estate	21,646	138	13,337	1,120
Total impaired loans	$51,953	$258	$49,930	$1,304

(1)	Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans, as of September 30, 2019 and December 31, 2018.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)(4)	Substandard(2)(4)	Non-accrual(3)	Total
As of September 30, 2019
Commercial and industrial	$4,404,464	$63,434	$75,724	$26,739	$4,570,361
Agricultural	373,757	22,495	15,246	6,242	417,740
Commercial real estate:
Office, retail, and industrial	1,793,811	41,332	30,922	26,812	1,892,877
Multi-family	799,218	10,068	6,006	2,152	817,444
Construction	612,810	14,147	10,147	152	637,256
Other commercial real estate	1,352,801	33,893	33,918	4,680	1,425,292
Total commercial real estate	4,558,640	99,440	80,993	33,796	4,772,869
Total corporate loans	$9,336,861	$185,369	$171,963	$66,777	$9,760,970
As of December 31, 2018
Commercial and industrial	$3,952,066	$74,878	$59,842	$33,507	$4,120,293
Agricultural	407,542	10,070	11,752	1,564	430,928
Commercial real estate:
Office, retail, and industrial	1,735,426	35,853	43,128	6,510	1,820,917
Multi-family	745,131	9,273	6,674	3,107	764,185
Construction	624,446	16,370	8,377	144	649,337
Other commercial real estate	1,294,128	47,736	17,092	2,854	1,361,810
Total commercial real estate	4,399,131	109,232	75,271	12,615	4,596,249
Total corporate loans	$8,758,739	$194,180	$146,865	$47,686	$9,147,470

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

(3)	Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

(4)	Total special mention and substandard loans includes accruing TDRs of $232,000 as of September 30, 2019 and $630,000 as of December 31, 2018.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of September 30, 2019
Home equity	$826,629	$7,326	$833,955
1-4 family mortgages	1,683,378	3,589	1,686,967
Installment	491,427	—	491,427
Total consumer loans	$3,001,434	$10,915	$3,012,349
As of December 31, 2018
Home equity	$846,214	$5,393	$851,607
1-4 family mortgages	1,013,325	3,856	1,017,181
Installment	430,525	—	430,525
Total consumer loans	$2,290,064	$9,249	$2,299,313

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2019 and December 31, 2018. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2019			As of December 31, 2018
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$232	$4,561	$4,793	$246	$5,994	$6,240
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	—	—
Multi-family	165	—	165	557	—	557
Construction	—	—	—	—	—	—
Other commercial real estate	173	—	173	181	—	181
Total commercial real estate	338	—	338	738	—	738
Total corporate loans	570	4,561	5,131	984	5,994	6,978
Home equity	107	249	356	113	327	440
1-4 family mortgages	745	278	1,023	769	291	1,060
Installment	—	—	—	—	—	—
Total consumer loans	852	527	1,379	882	618	1,500
Total loans	$1,422	$5,088	$6,510	$1,866	$6,612	$8,478

(1)	These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. As of September 30, 2019 and December 31, 2018, there were no specific reserves related to TDRs.
There were no material restructurings during the quarters and nine months ended September 30, 2019 and 2018.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2019 and 2018.

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2019 and 2018 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accruing
Beginning balance	$1,441	$1,760	$1,866	$1,796
Additions	—	—	12	—
Net payments	(19)	(19)	(73)	(55)
Net transfers to non-accrual	—	—	(383)	—
Ending balance	1,422	1,741	1,422	1,741
Non-accrual
Beginning balance	7,841	8,238	6,612	24,533
Additions	—	—	—	355
Net payments	(2,753)	(1,620)	(1,279)	(14,598)
Charge-offs	—	(253)	(628)	(3,925)
Net transfers from accruing	—	—	383	—
Ending balance	5,088	6,365	5,088	6,365
Total TDRs	$6,510	$8,106	$6,510	$8,106

There were $1.6 million and $3.8 million of commitments to lend additional funds to borrowers with TDRs as of September 30, 2019 and December 31, 2018, respectively.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2033. As of September 30, 2019, the weighted-average remaining lease term on these leases was 10.79 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company rents or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of September 30, 2019.
Lease Liability
(Dollar amounts in thousands)

As of September 30, 2019
Year Ending December 31,
2019	$4,059
2020	17,736
2021	17,611
2022	17,618
2023	17,752
2024 and thereafter	115,842
Total minimum lease payments	190,618
Discount(1)	(30,783)
Lease liability(2)	$159,835

(1)	Represents the net present value adjustment related to minimum lease payments.

(2)	Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 3.20% as of September 30, 2019.
As of September 30, 2019, right-of-use assets of $139.5 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the quarters and nine months ended September 30, 2019 and 2018.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease expense charged to operations	$4,467	$4,730	$12,953	$14,673
Accretion of operating lease intangible (1)	—	(211)	—	(716)
Accretion of deferred gain on sale-leaseback transaction (1)	—	(1,463)	—	(4,389)
Rental income from premises leased to others (1)	(203)	(122)	(525)	(384)
Net operating lease expense	$4,264	$2,934	$12,428	$9,184

(1)	Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party 55 branches and concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. Remaining deferred pre-tax gains were $65.5 million as of December 31, 2018. Upon adoption of new lease guidance on January 1, 2019, the remaining after-tax gain of $47.3 million was recognized as a cumulative-effect adjustment to equity in the Consolidated Statements of Financial Condition. For additional detail regarding the new lease guidance see Note 2, "Recent Accounting Pronouncements."
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
The Company repurchased 645,000 and 1.7 million shares of its common stock at a total cost of $12.7 million and $33.9 million during the quarter and nine months ended September 30, 2019, respectively.
10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$54,545	$53,352	$147,617	$116,462
Net income applicable to non-vested restricted shares	(465)	(441)	(1,257)	(992)
Net income applicable to common shares	$54,080	$52,911	$146,360	$115,470
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	109,281	102,178	107,852	102,087
Dilutive effect of common stock equivalents	381	—	394	5
Weighted-average diluted common shares outstanding	109,662	102,178	108,246	102,092
Basic EPS	$0.49	$0.52	$1.36	$1.13
Diluted EPS	$0.49	$0.52	$1.35	$1.13
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	—	—	36

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
Cash Flow Hedges
As of September 30, 2019, the Company hedged $815.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.1 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $510.0 million began on various dates between February of 2017 and September of 2019 and mature between February of 2020 and September of 2022. The remaining forward starting interest rate swaps totaling $555.0 million begin at various dates between October of 2019 and February of 2021 and mature between October of 2021 and August of 2024. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.16% as of September 30, 2019. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2019	December 31, 2018
Gross notional amount outstanding	$1,880,000	$2,280,000
Derivative asset fair value in other assets(1)	2,059	6,889
Derivative liability fair value in other liabilities(1)	(205)	(11,328)
Weighted-average interest rate received	2.02%	2.12%
Weighted-average interest rate paid	1.97%	2.20%
Weighted-average maturity (in years)	1.41	1.53

(1)
Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of September 30, 2019, the Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2019 and December 31, 2018, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $4.2 million and $7.6 million for the quarter and nine months ended September 30, 2019, respectively, and $1.9 million and $6.3 million for the quarter and nine months ended September 30, 2018, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2019	December 31, 2018
Gross notional amount outstanding	$3,738,566	$3,085,226
Derivative asset fair value in other assets(1)	80,156	25,168
Derivative liability fair value in other liabilities(1)	(25,137)	(17,533)
Fair value of derivative(2)	25,346	18,013

(1)	Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.

(2)	This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2019 and December 31, 2018. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters and nine months ended September 30, 2019 and 2018.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$2,218	$2,578	$11,515	$13,151
Interest rate swaps in interest expense	(1,625)	(1,577)	(13,621)	(11,620)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$824	$857	$3,572	$1,504
Interest rate swaps in interest expense	(1,018)	(978)	(4,966)	(2,087)

The following table presents the impact of derivative instruments on net interest income for the quarters and nine months ended September 30, 2019 and 2018.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Flow Hedges
Interest rate swaps in interest income	$824	$857	$3,572	$1,504
Interest rate swaps in interest expense	(1,018)	(978)	(4,966)	(2,087)
Total cash flow hedges	$(194)	$(121)	$(1,394)	$(583)

Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2019 and December 31, 2018, these collateral agreements covered 100% of the fair value of the Company's outstanding fair value hedges. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2019 and December 31, 2018.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$82,215	$25,342	$32,057	$28,861
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	82,215	25,342	32,057	28,861
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(3,668)	(3,668)	(11,678)	(11,678)
Cash collateral pledged	—	(16,557)	(9,060)	(3,506)
Net credit exposure	$78,547	$5,117	$11,319	$13,677

(1)	Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2019 and December 31, 2018, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2019 and December 31, 2018 the Company was in compliance with these provisions.

12. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Credit Commitments and Guarantees
In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and to conduct lending activities, including commitments to extend credit as well as standby and commercial letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2019	December 31, 2018
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,748,889	$1,729,286
Commercial real estate	327,821	296,882
Home equity	571,389	570,553
Other commitments(1)	254,689	244,917
Total commitments to extend credit	$2,902,788	$2,841,638

Letters of credit	$104,286	$112,728

(1)	Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2019 and 2018.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$22,511	$13,174	$—	$19,658	$11,148	$—
Securities available-for-sale
U.S. treasury securities	41,085	—	—	37,767	—	—
U.S. agency securities	—	244,087	—	—	142,563	—
CMOs	—	1,590,553	—	—	1,315,209	—
MBSs	—	677,507	—	—	466,934	—
Municipal securities	—	237,434	—	—	227,187	—
Corporate debt securities	—	115,072	—	—	82,349	—
Total securities available-for-sale	41,085	2,864,653	—	37,767	2,234,242	—
Mortgage servicing rights ("MSRs")(1)	—	—	5,682	—	—	6,730
Derivative assets(1)	—	82,215	—	—	32,057	—
Liabilities
Derivative liabilities(2)	$—	$25,342	$—	$—	$28,861	$—

(1)	Included in other assets in the Consolidated Statements of Financial Condition.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of September 30, 2019, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $652.2 million and $627.3 million as of September 30, 2019 and December 31, 2018, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2019 and December 31, 2018.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2019			December 31, 2018
Prepayment speed	6.0%	-	10.6%	6.5%	-	13.5%
Maturity (months)	17	-	89	20	-	104
Discount rate	9.0%	-	12.0%	9.5%	-	12.0%

The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2019 and 2018 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$5,831	$6,671	$6,730	$5,894
New MSRs	404	324	861	893
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(284)	65	(1,273)	627
Other changes in fair value(2)	(269)	(243)	(636)	(597)
Ending balance(3)	$5,682	$6,817	$5,682	$6,817
Contractual servicing fees earned(1)	$404	$375	$1,175	$1,122

(1)	Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2019 and 2018.

(2)	Primarily represents changes in expected future cash flows due to payoffs and paydowns.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$35,984	$—	$—	$24,565
OREO(2)	—	—	3,461	—	—	6,012
Loans held-for-sale(3)	—	—	47,455	—	—	3,478
Assets held-for-sale(4)	—	—	8,626	—	—	3,722

(1)	Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.

(2)	Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.

(3)	Included in other assets in the Consolidated Statements of Financial Condition.

(4)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
As of September 30, 2019 and December 31, 2018, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2019 and December 31, 2018 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$273,613	$273,613	$211,189	$211,189
Interest-bearing deposits in other banks	2	202,054	202,054	78,069	78,069
Securities held-to-maturity	2	22,566	21,982	10,176	9,871
FHLB and FRB stock	2	112,845	112,845	80,302	80,302
Loans	3	12,665,485	12,561,148	11,346,668	11,052,040
Investment in BOLI	3	297,610	297,610	296,733	296,733
Accrued interest receivable	3	58,223	58,223	54,847	54,847
Liabilities
Deposits	2	$13,440,927	$13,438,885	$12,084,112	$12,064,604
Borrowed funds	2	1,653,490	1,653,490	906,079	906,079
Senior and subordinated debt	2	233,743	276,715	203,808	211,207
Accrued interest payable	2	12,000	12,000	10,005	10,005

Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both September 30, 2019 and December 31, 2018, the Company estimated the fair value of lending commitments outstanding to be immaterial.

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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2019 and 2018 and Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2018 Annual Report on Form 10-K ("2018 10-K"). The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of future results.
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

•
Regulatory Capital – Our regulatory capital is classified in one of the following tiers: (i) Common Equity Tier 1 capital ("CET1"), which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets ("DTAs"), (ii) Tier 1 capital, which consists of CET1 and the remaining portion of disallowed DTAs, and (iii) Tier 2 capital, which includes qualifying subordinated debt, qualifying trust-preferred securities, and the allowance for credit losses, subject to limitations.

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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2019, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, our Delivering Excellence initiative, including costs and benefits associated therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including our proposed acquisition of Bankmanagers Corp., estimated synergies, cost savings and financial benefits of announced and completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties and assumptions, including those discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 2018 10-K, as well as our subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact our business and financial performance.
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
PENDING ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
The Company will adopt Accounting Standards Update 2016-13 on January 1, 2020, as issued by the Financial Accounting Standards Board. Management is continuing its implementation efforts, which are led by a cross-functional working group. Management is in the process of determining the impact of the adoption of this guidance on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios. Based on current economic conditions, management expects the allowance for credit losses to increase approximately 65% to 85%, or $70 million to $95 million, upon adoption, which includes approximately 45%, or $50 million, attributable to acquired loans. Approximately $30 million of the acquired loan impact is related to the transition from current purchased credit impaired treatment to purchased credit deteriorated treatment, which has no impact on regulatory capital. Tier 1 capital ratios are expected to decrease 25 to 40 basis points upon adoption, which management believes can be absorbed by the Company's earnings over one to two quarters. However, the extent of the increase in the allowance for credit losses to total loans will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date. For additional discussion of accounting pronouncements pending adoption, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
ACQUISITIONS
Pending
Park Bank
On August 27, 2019, the Company entered into a merger agreement to acquire Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee, Wisconsin. As of June 30, 2019, Bankmanagers had approximately $1.0 billion of assets, $815 million of deposits, and $700 million of loans. The merger agreement provides for a fixed exchange ratio of 29.9675 shares of Company common stock, plus $623.02 of cash, for each share of Bankmanagers common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $195 million. The transaction is subject to customary regulatory approvals, the approval of Bankmanagers' shareholders, and the completion of various closing conditions.

Completed
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $711.7 million of loans, net of fair value adjustments. The merger consideration totaled $135.4 million and consisted of 4,728,541 shares of Company common stock and $37.1 million of cash. All Bridgeview operating systems were converted to our operating platform during the second quarter of 2019.
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser based in Milwaukee, Wisconsin with approximately $800 million of assets under management at closing.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Results
Interest income	$181,963	$149,532	$522,135	$422,965
Interest expense	31,176	17,505	82,012	44,972
Net interest income	150,787	132,027	440,123	377,993
Provision for loan losses	12,498	11,248	34,433	38,043
Noninterest income	42,951	35,666	116,383	108,130
Noninterest expense	108,395	96,477	324,647	305,475
Income before income tax expense	72,845	59,968	197,426	142,605
Income tax expense	18,300	6,616	49,809	26,143
Net income	$54,545	$53,352	$147,617	$116,462
Weighted-average diluted common shares outstanding	109,662	102,178	108,246	102,092
Diluted earnings per common share	$0.49	$0.52	$1.35	$1.13
Diluted earnings per common share, adjusted(1)	$0.52	$0.46	$1.47	$1.19
Performance Ratios
Return on average common equity(2)	9.22%	10.99%	8.75%	8.16%
Return on average common equity, adjusted(1)(2)	9.68%	9.73%	9.54%	8.53%
Return on average tangible common equity(2)	15.36%	18.60%	14.55%	14.03%
Return on average tangible common equity, adjusted(1)(2)	16.10%	16.51%	15.80%	14.64%
Return on average assets(2)	1.22%	1.42%	1.18%	1.07%
Return on average assets, adjusted(1)(2)	1.28%	1.26%	1.29%	1.12%
Tax-equivalent net interest margin(1)(2)(3)	3.82%	3.92%	3.97%	3.88%
Efficiency ratio(1)	53.54%	56.03%	54.60%	58.81%

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

(2)	These ratios are presented on an annualized basis.

(3)	See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			September 30, 2019 Change From
	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Balance Sheet Highlights
Total assets	$18,013,454	$15,505,649	$14,961,499	$2,507,805	$3,051,955
Total loans	12,773,319	11,446,783	11,050,548	1,326,536	1,722,771
Total deposits	13,440,927	12,084,112	11,527,114	1,356,815	1,913,813
Core deposits	10,454,236	9,543,208	9,466,127	911,028	988,109
Loans to deposits	95.0%	94.7%	95.9%
Core deposits to total deposits	77.8%	79.0%	82.1%
Asset Quality Highlights
Non-accrual loans	$77,692	$56,935	$64,766	$20,757	$12,926
90 days or more past due loans, still accruing interest(1)	4,657	8,282	2,949	(3,625)	1,708
Total non-performing loans	82,349	65,217	67,715	17,132	14,634
Accruing troubled debt restructurings ("TDRs")	1,422	1,866	1,741	(444)	(319)
Foreclosed assets(2)	25,266	12,821	12,244	12,445	13,022
Total non-performing assets	$109,037	$79,904	$81,700	$29,133	$27,337
30-89 days past due loans(1)	$46,171	$37,524	$46,257	$8,647	$(86)
Non-performing assets to total loans plus foreclosed assets	0.85%	0.70%	0.74%
Allowance for Credit Losses
Allowance for credit losses	$110,228	$103,419	$100,925	$6,809	$9,303
Allowance for credit losses to total loans(3)	0.86%	0.90%	0.91%
Allowance for credit losses to total loans, excluding acquired loans(4)	0.98%	1.01%	1.01%
Allowance for credit losses to non-accrual loans(3)	141.88%	181.64%	155.83%

(1)	Purchased credit impaired ("PCI") loans with an accretable yield are considered current and are not included in past due loan totals.

(2)
Foreclosed assets consists of other real estate owned ("OREO") and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2019 and 2018, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the nine months ended September 30, 2019 and 2018.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$283,178	$1,702	2.38	$162,646	$631	1.54	$615	$456	$1,071
Securities(1)	2,869,461	19,906	2.77	2,245,784	14,533	2.59	4,140	1,233	5,373
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	108,735	831	3.06	83,273	734	3.53	172	(75)	97
Loans(1)(2)	12,539,541	160,756	5.09	10,980,916	134,768	4.87	19,777	6,211	25,988
Total interest-earning assets(1)(2)	15,800,915	183,195	4.60	13,472,619	150,666	4.44	24,704	7,825	32,529
Cash and due from banks	224,127			196,382
Allowance for loan losses	(110,616)			(100,717)
Other assets	1,784,754			1,326,386
Total assets	$17,699,180			$14,894,670
Liabilities and Stockholders' Equity
Savings deposits	$2,056,128	308	0.06	$2,003,928	364	0.07	9	(65)	(56)
NOW accounts	2,483,176	3,462	0.55	2,164,018	2,151	0.39	351	960	1,311
Money market deposits	2,080,274	4,111	0.78	1,772,821	1,522	0.34	304	2,285	2,589
Time deposits	3,026,423	13,873	1.82	1,993,361	6,389	1.27	4,090	3,394	7,484
Borrowed funds	1,369,079	5,639	1.63	980,421	3,927	1.59	1,598	114	1,712
Senior and subordinated debt	233,642	3,783	6.42	195,526	3,152	6.40	618	13	631
Total interest-bearing liabilities	11,248,722	31,176	1.10	9,110,075	17,505	0.76	6,970	6,701	13,671
Demand deposits	3,800,569			3,624,520
Total funding sources	15,049,291		0.82	12,734,595		0.55
Other liabilities	322,610			250,745
Stockholders' equity – common	2,327,279			1,909,330
Total liabilities and stockholders' equity	$17,699,180			$14,894,670
Tax-equivalent net interest income/margin(1)		152,019	3.82		133,161	3.92	$17,734	$1,124	$18,858
Tax-equivalent adjustment		(1,232)			(1,134)
Net interest income (GAAP)		$150,787			$132,027
Impact of acquired loan accretion(1)		$9,244	0.23		$4,565	0.13
Tax-equivalent net interest income/ margin, adjusted(1)		$142,775	3.59		$128,596	3.79

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

(2)
Non-accrual loans, which totaled $77.7 million as of September 30, 2019 and $64.8 million as of September 30, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$206,949	$3,670	2.37	$141,112	$1,573	1.49	$926	$1,171	$2,097
Securities(1)	2,626,020	54,716	2.78	2,158,701	39,997	2.47	8,998	5,721	14,719
FHLB and FRB stock	92,230	2,540	3.67	80,088	2,036	3.39	325	179	504
Loans(1)(2)	12,010,709	464,729	5.17	10,757,925	382,507	4.75	46,780	35,442	82,222
Total interest-earning assets(1)(2)	14,935,908	525,655	4.70	13,137,826	426,113	4.34	57,029	42,513	99,542
Cash and due from banks	213,977			191,788
Allowance for loan losses	(108,956)			(99,812)
Other assets	1,668,868			1,335,269
Total assets	$16,709,797			$14,565,071
Liabilities and Stockholders' Equity
Savings deposits	$2,058,004	1,000	0.06	$2,026,515	1,106	0.07	17	(123)	(106)
NOW accounts	2,277,346	8,400	0.49	2,074,701	4,671	0.30	495	3,234	3,729
Money market deposits	1,933,417	9,501	0.66	1,781,912	3,419	0.26	314	5,768	6,082
Time deposits	2,842,612	38,771	1.82	1,867,673	15,441	1.11	10,393	12,937	23,330
Borrowed funds	1,092,607	13,649	1.67	917,987	10,919	1.59	2,160	570	2,730
Senior and subordinated debt	219,542	10,691	6.51	195,386	9,416	6.44	1,175	100	1,275
Total interest-bearing liabilities	10,423,528	82,012	1.05	8,864,174	44,972	0.68	14,554	22,486	37,040
Demand deposits	3,741,986			3,571,577
Total funding sources	14,165,514		0.77	12,435,751		0.48
Other liabilities	307,881			238,030
Stockholders' equity – common	2,236,402			1,891,290
Total liabilities and stockholders' equity	$16,709,797			$14,565,071
Tax-equivalent net interest income/margin(1)		443,643	3.97		381,141	3.88	$42,475	$20,027	$62,502
Tax-equivalent adjustment		(3,520)			(3,148)
Net interest income (GAAP)		$440,123			$377,993
Impact of acquired loan accretion(1)		$25,921	0.23		$14,122	0.14
Tax-equivalent net interest income/ margin, adjusted(1)		$417,722	3.74		$367,019	3.74

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

(2)
Non-accrual loans, which totaled $77.7 million as of September 30, 2019 and $64.8 million as of September 30, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Net interest income for the third quarter and first nine months of 2019 was up 14.2% and 16.4% compared to the third quarter and first nine months of 2018, respectively. The rise in net interest income resulted primarily from the acquisition of interest-earning assets from the Bridgeview transaction in the middle of the second quarter of 2019 and Northern States Financial Corporation ("Northern States") transaction in the fourth quarter of 2018, security purchases, loan growth, higher acquired loan accretion, and higher interest rates, partially offset by higher cost of funds.

Acquired loan accretion contributed $9.2 million and $25.9 million to net interest income for the third quarter and first nine months of 2019, respectively, higher than $4.6 million and $14.1 million for the same periods in 2018.
Tax-equivalent net interest margin for the third quarter and first nine months of 2019 was 3.82% and 3.97%, respectively, decreasing 10 basis points and increasing 9 basis points from the same periods in 2018. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 3.59% and 3.74% for the third quarter and first nine months of 2019, down 20 basis points from the third quarter of 2018 and consistent with the first nine months of 2018. Compared to both prior periods, tax-equivalent net interest margin was impacted by actions taken to reduce rate sensitivity, higher cost of funds, and compression related to the mix of interest-earning assets acquired in the Bridgeview transaction, partially offset by higher interest rates.
For the third quarter and the first nine months of 2019, total average interest-earning assets rose by $848.9 million and $1.8 billion from the same periods in 2018. The increase resulted primarily from the Bridgeview and Northern States transactions, loan growth, and security purchases.
Total average funding sources for the third quarter and first nine months of 2019 increased by $869.0 million and $1.7 billion from the same periods in 2018, due primarily to the Bridgeview and Northern States transactions, organic growth, and FHLB advances.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2019 and 2018 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Service charges on deposit accounts	$13,024	$12,378	5.2	$36,760	$36,088	1.9
Wealth management fees	12,063	10,622	13.6	35,853	32,561	10.1
Card-based fees, net (1)	4,694	4,123	13.8	13,621	12,450	9.4
Capital market products income	4,161	1,936	114.9	7,594	6,313	20.3
Mortgage banking income	3,066	1,657	85.0	5,971	5,790	3.1
Merchant servicing fees, net	385	387	(0.5)	1,093	1,100	(0.6)
Other service charges, commissions, and fees	2,638	2,399	10.0	7,324	7,072	3.6
Total fee-based revenues	40,031	33,502	19.5	108,216	101,374	6.7
Other income(2)	2,920	2,164	34.9	8,167	6,756	20.9
Total noninterest income	$42,951	$35,666	20.4	$116,383	$108,130	7.6

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
Total noninterest income of $43.0 million and $116.4 million for the third quarter and first nine months of 2019, respectively, was up 20.4% and 7.6% from the same periods in 2018. The increase in service charges on deposits accounts and net card-based fees compared to both prior periods was due to services provided to customers acquired in the Bridgeview and Northern States transactions. In addition, the rise in net card-based fees benefited from higher transaction volumes. Compared to both prior periods, the rise in wealth management fees was driven primarily by services provided to customers acquired in the Northern Oak transaction completed in the first quarter of 2019. Capital market products income increased compared to both prior periods as a result of higher sales to corporate clients due to lower long-term rates.
Mortgage banking income for the third quarter and first nine months of 2019 resulted from sales of $141.0 million and $291.9 million, respectively, of 1-4 family mortgage loans in the secondary market, compared to $61.3 million and $189.4 million for the same periods in 2018. Mortgage banking income is also impacted by fluctuations in the fair value of mortgage servicing rights, which resulted in a decrease to mortgage banking income of $300,000 and $2.0 million compared to the third quarter and first nine months of 2018, respectively.
Other income was elevated compared to both prior periods due primarily to benefit settlements on BOLI and higher fair value adjustments on equity securities.
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2019 and 2018 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Salaries and employee benefits:
Salaries and wages	$50,686	$44,067	15.0	$144,597	$136,153	6.2
Retirement and other employee benefits	10,795	10,093	7.0	32,949	32,726	0.7
Total salaries and employee benefits	61,481	54,160	13.5	177,546	168,879	5.1
Net occupancy and equipment expense	13,903	13,183	5.5	42,344	40,607	4.3
Professional services	9,550	7,944	20.2	27,805	23,822	16.7
Technology and related costs	5,062	4,763	6.3	14,566	14,371	1.4
Advertising and promotions	2,955	3,526	(16.2)	8,494	7,237	17.4
Net OREO expense	381	(413)	192.3	1,356	399	239.8
Other expenses	11,432	11,015	3.8	35,000	32,846	6.6
Acquisition and integration related expenses	3,397	60	N/M	16,602	60	N/M
Delivering Excellence implementation costs	234	2,239	(89.5)	934	17,254	(94.6)
Total noninterest expense	$108,395	$96,477	12.4	$324,647	$305,475	6.3
Acquisition and integration related expenses	(3,397)	(60)	N/M	(16,602)	(60)	N/M
Delivering Excellence implementation costs	(234)	(2,239)	(89.5)	(934)	(17,254)	(94.6)
Total noninterest expense, adjusted(1)	$104,764	$94,178	11.2	$307,111	$288,161	6.6
N/M – Not meaningful.

(1)	This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense increased 12.4% from the third quarter of 2018 and 6.3% from the first nine months of 2018. Noninterest expense for all periods presented was impacted by acquisition and integration related expenses and costs related to implementation of the Company's Delivering Excellence initiative. Excluding these items, noninterest expense for the third quarter and first nine months of 2019 was $104.8 million and $307.1 million, respectively, up 11.2% and 6.6% from the same periods in 2018.
Operating costs associated with the Bridgeview, Northern Oak, and Northern States transactions contributed to noninterest expense for the third quarter and first nine months of 2019. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, professional services, and other expenses.
Compared to both prior periods, the increase in salaries and employee benefits was also impacted by merit increases and higher commissions resulting from sales of 1-4 family mortgage loans in the secondary market. In addition, salaries and employee benefits for the first nine months of 2019 was impacted by the ongoing benefits of the Delivering Excellence initiative and lower pension expense. Net occupancy and equipment expense was impacted by the adoption of lease accounting guidance in the first quarter of 2019. As a result, a deferred gain related to a prior sale-leaseback transaction was no longer included as a reduction in net occupancy and equipment expense in the amount of approximately $1.5 million quarterly. Net occupancy and equipment expense for the first nine months of 2018 was elevated due to costs related to the Company's corporate headquarters relocation. The increase in professional services from both prior periods was driven mainly by the timing of certain other professional fees associated with organizational growth and higher loan remediation costs and legal fees. Advertising and promotions expense for the third quarter of 2018 was impacted by a contribution to the First Midwest Charitable Foundation. Compared to the first nine months of 2018, the rise in advertising and promotions expense was impacted by higher costs related to marketing campaigns.
Net OREO expense for the third quarter and first nine months of 2018 was impacted by higher levels of gains on sales of properties. In addition, net OREO expense for the first nine months of 2018 benefited from higher levels of operating income.
Acquisition and integration related expenses for the third quarter and first nine months of 2019 resulted from the acquisition of Bridgeview, Northern Oak, and Northern States and the pending acquisition of Park Bank.
Delivering Excellence implementation costs for all periods presented resulted from certain actions initiated by the Company in connection with its Delivering Excellence initiative and include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2019 and 2018 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income tax expense	$72,845	$59,968	$197,426	$142,605
Income tax expense:
Federal income tax expense	$13,545	$2,634	$36,544	$17,403
State income tax expense	4,755	3,982	13,265	8,740
Total income tax expense	$18,300	$6,616	$49,809	$26,143
Effective income tax rate	25.1%	11.0%	25.2%	18.3%
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
Total income tax expense and the effective tax rate for the quarter and nine months ended September 30, 2019 were impacted by higher levels of income subject to tax at statutory rates and an increase in non-deductible acquisition and integration related expenses. In addition, total income tax expense and the effective tax rate for the same periods in 2018 were impacted by $7.8 million of certain income tax benefits aligned with tax reform. Excluding this item, the Company's effective tax rate for the quarter and nine months ended September 30, 2018 was 24.0% and 23.8%, respectively.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2019				As of December 31, 2018
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$40,946	$139	$41,085	1.4	$37,925	$(158)	$37,767	1.7
U.S. agency securities	243,863	224	244,087	8.4	144,125	(1,562)	142,563	6.3
Collateralized mortgage obligations ("CMOs")	1,567,116	23,437	1,590,553	54.7	1,336,531	(21,322)	1,315,209	57.9
Other mortgage-backed securities ("MBSs")	668,935	8,572	677,507	23.3	477,665	(10,731)	466,934	20.5
Municipal securities	231,757	5,677	237,434	8.2	229,600	(2,413)	227,187	10.0
Corporate debt securities	114,407	665	115,072	4.0	86,074	(3,725)	82,349	3.6
Total securities available-for-sale	$2,867,024	$38,714	$2,905,738	100.0	$2,311,920	$(39,911)	$2,272,009	100.0
Securities Held-to-Maturity
Municipal securities	$22,566	$(584)	$21,982		$10,176	$(305)	$9,871
Equity Securities			$40,723				$30,806
Portfolio Composition
As of September 30, 2019, our securities available-for-sale portfolio totaled $2.9 billion, increasing $633.7 million, or 27.9%, from December 31, 2018. The increase from December 31, 2018 was driven primarily by purchases, consisting primarily of U.S. agency securities, CMOs, MBSs, and corporate debt securities, as well as $263.1 million of securities acquired in the Bridgeview transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of September 30, 2019 and December 31, 2018.
Table 8
Securities Effective Duration Analysis

	As of September 30, 2019			As of December 31, 2018
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.68%	0.70	2.34%	1.08%	1.12	2.23%
U.S. agency securities	2.29%	4.13	2.64%	1.56%	2.97	2.29%
CMOs	2.08%	4.09	2.72%	3.53%	4.71	2.72%
MBSs	3.54%	4.55	2.84%	4.26%	5.63	2.76%
Municipal securities	4.13%	4.23	2.72%	4.81%	5.05	2.65%
Corporate debt securities	1.28%	5.81	3.25%	0.00%	6.93	3.53%
Total securities available-for-sale	2.55%	4.23	2.76%	3.51%	4.85	2.72%
Securities Held-to-Maturity
Municipal securities	3.29%	4.12	4.51%	1.27%	1.35	3.54%

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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.23 years and 2.55%, respectively, as of September 30, 2019, down from 4.85 years and 3.51% as of December 31, 2018. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Gains and Losses
There were no net securities gains or impairment charges recognized during the third quarter and first nine months of 2019 and 2018.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $38.7 million of unrealized gains as of September 30, 2019 compared to $39.9 million of unrealized losses as of December 31, 2018.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 76.5% of total loans as of September 30, 2019. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2019	% of Total Loans	As of December 31, 2018	% of Total Loans	% Change
Commercial and industrial	$4,570,361	35.8	$4,120,293	36.0	10.9
Agricultural	417,740	3.3	430,928	3.8	(3.1)
Commercial real estate:
Office, retail, and industrial	1,892,877	14.8	1,820,917	15.9	4.0
Multi-family	817,444	6.4	764,185	6.7	7.0
Construction	637,256	5.0	649,337	5.6	(1.9)
Other commercial real estate	1,425,292	11.2	1,361,810	11.9	4.7
Total commercial real estate	4,772,869	37.4	4,596,249	40.1	3.8
Total corporate loans	9,760,970	76.5	9,147,470	79.9	6.7
Home equity	833,955	6.5	851,607	7.4	(2.1)
1-4 family mortgages	1,686,967	13.2	1,017,181	8.9	65.8
Installment	491,427	3.8	430,525	3.8	14.1
Total consumer loans	3,012,349	23.5	2,299,313	20.1	31.0
Total loans	$12,773,319	100.0	$11,446,783	100.0	11.6
Loan growth in all categories was positively impacted by the Bridgeview acquisition in the second quarter of 2019, which totaled $629.9 million as of September 30, 2019. Excluding these loans, total loans grew 8.1% annualized from December 31, 2018. In addition, total corporate loans benefited from growth in commercial and industrial loans, primarily within our sector-based lending and middle market business units, and multifamily loans. Strong production within commercial real estate loans was offset by the impact of the decision of certain customers to opportunistically sell their commercial business or investment real estate properties, as well as refinancing with non-bank lenders and real estate investors. Growth in consumer loans resulted primarily from purchases of 1-4 family mortgages and organic growth.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 39.1% of total loans, and totaled $5.0 billion at September 30, 2019, an increase of $436.9 million, or 9.6%, from December 31, 2018. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting seasonal working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of September 30, 2019 and December 31, 2018.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2019	% of Total	As of December 31, 2018	% of Total
Office, retail, and industrial:
Office	$683,045	14.3	$708,146	15.4
Retail	593,903	12.4	506,099	11.0
Industrial	615,929	12.9	606,672	13.2
Total office, retail, and industrial	1,892,877	39.6	1,820,917	39.6
Multi-family	817,444	17.1	764,185	16.7
Construction	637,256	13.4	649,337	14.1
Other commercial real estate:
Multi-use properties	297,504	6.2	309,199	6.7
Rental properties	288,810	6.1	235,851	5.1
Warehouses and storage	171,614	3.6	197,185	4.3
Hotels	142,972	3.0	128,199	2.8
Service stations and truck stops	117,690	2.5	100,293	2.2
Restaurants	105,632	2.2	115,667	2.5
Recreational	87,716	1.8	70,490	1.5
Other	213,354	4.5	204,926	4.5
Total other commercial real estate	1,425,292	29.9	1,361,810	29.6
Total commercial real estate	$4,772,869	100.0	$4,596,249	100.0
Commercial real estate loans represent 37.4% of total loans, and totaled $4.8 billion at September 30, 2019, increasing $176.6 million, or 3.8%, from December 31, 2018.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 41% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of September 30, 2019. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 194% and construction loans to total capital was 35% as of September 30, 2019. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.

Consumer Loans
Consumer loans represented 23.5% of total loans, and totaled $3.0 billion at September 30, 2019, an increase of $713.0 million, or 31.0%, from December 31, 2018. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.
Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of September 30, 2019
Commercial and industrial	$44,294	$4,479,204	$18,142	$1,982	$26,739	$4,570,361
Agricultural	5,196	399,313	6,966	23	6,242	417,740
Commercial real estate:
Office, retail, and industrial	24,910	1,837,498	3,657	—	26,812	1,892,877
Multi-family	5,738	807,684	1,870	—	2,152	817,444
Construction	13,444	621,826	1,771	63	152	637,256
Other commercial real estate	49,246	1,368,474	1,780	1,112	4,680	1,425,292
Total commercial real estate	93,338	4,635,482	9,078	1,175	33,796	4,772,869
Total corporate loans	142,828	9,513,999	34,186	3,180	66,777	9,760,970
Home equity	2,882	817,971	5,601	175	7,326	833,955
1-4 family mortgages	19,205	1,659,322	4,851	—	3,589	1,686,967
Installment	876	487,716	1,533	1,302	—	491,427
Total consumer loans	22,963	2,965,009	11,985	1,477	10,915	3,012,349
Total loans	$165,791	$12,479,008	$46,171	$4,657	$77,692	$12,773,319
As of December 31, 2018
Commercial and industrial	$1,175	$4,076,842	$8,347	$422	$33,507	$4,120,293
Agricultural	3,282	425,041	940	101	1,564	430,928
Commercial real estate:
Office, retail, and industrial	16,556	1,785,561	8,209	4,081	6,510	1,820,917
Multi-family	13,663	745,739	1,487	189	3,107	764,185
Construction	4,838	640,936	3,419	—	144	649,337
Other commercial real estate	54,763	1,297,191	4,805	2,197	2,854	1,361,810
Total commercial real estate	89,820	4,469,427	17,920	6,467	12,615	4,596,249
Total corporate loans	94,277	8,971,310	27,207	6,990	47,686	9,147,470
Home equity	1,916	839,206	4,988	104	5,393	851,607
1-4 family mortgages	16,655	991,842	3,681	1,147	3,856	1,017,181
Installment	962	427,874	1,648	41	—	430,525
Total consumer loans	19,533	2,258,922	10,317	1,292	9,249	2,299,313
Total loans	$113,810	$11,230,232	$37,524	$8,282	$56,935	$11,446,783

(1)	PCI loans with an accretable yield are considered current.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Non-accrual loans	$77,692	$63,477	$70,205	$56,935	$64,766
90 days or more past due loans, still accruing interest(1)	4,657	2,615	8,446	8,282	2,949
Total non-performing loans	82,349	66,092	78,651	65,217	67,715
Accruing TDRs	1,422	1,441	1,844	1,866	1,741
Foreclosed assets(2)	25,266	28,488	10,818	12,821	12,244
Total non-performing assets	$109,037	$96,021	$91,313	$79,904	$81,700
30-89 days past due loans(1)	$46,171	$34,460	$45,764	$37,524	$46,257
Non-accrual loans to total loans	0.61%	0.51%	0.61%	0.50%	0.59%
Non-performing loans to total loans	0.64%	0.53%	0.68%	0.57%	0.61%
Non-performing assets to total loans plus foreclosed assets	0.85%	0.77%	0.79%	0.70%	0.74%

(1)	PCI loans with an accretable yield are considered current and are not included in past due loan totals.

(2)
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

Total non-performing assets represented 0.85% of total loans and foreclosed assets at September 30, 2019, compared to 0.70% and 0.74% at December 31, 2018 and September 30, 2018, respectively, reflective of normal fluctuations that can occur on a quarterly basis. Compared to December 31, 2018, the increase in non-accrual loans was driven primarily by the transfer of two corporate loan relationships to non-accrual status, partially offset by the transfer of one corporate loan relationship to foreclosed assets during the first nine months of 2019, for which the Company has remediation plans in place. In addition, included in foreclosed assets as of September 30, 2019 was $3.9 million of OREO acquired in the Bridgeview transaction.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2019		December 31, 2018		September 30, 2018
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	4	$4,793	6	$6,240	5	$5,853
Commercial real estate:
Office, retail, and industrial	—	—	—	—	—	—
Multi-family	1	165	2	557	2	563
Other commercial real estate	1	173	1	181	1	184
Total commercial real estate	2	338	3	738	3	747
Total corporate loans	6	5,131	9	6,978	8	6,600
Home equity	9	356	11	440	11	435
1-4 family mortgages	11	1,023	11	1,060	11	1,071
Total consumer loans	20	1,379	22	1,500	22	1,506
Total TDRs	26	$6,510	31	$8,478	30	$8,106
Accruing TDRs	14	$1,422	15	$1,866	13	$1,741
Non-accrual TDRs	12	5,088	16	6,612	17	6,365
Total TDRs	26	$6,510	31	$8,478	30	$8,106
Year-to-date charge-offs on TDRs		$628		$3,925		$3,925
Specific reserves related to TDRs		—		—		—

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of September 30, 2019			As of December 31, 2018
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$63,434	$75,492	$138,926	$74,878	$59,597	$134,475
Agricultural	22,495	15,246	37,741	10,070	11,752	21,822
Commercial real estate	99,440	80,993	180,433	109,232	74,886	184,118
Total corporate performing potential problem loans(4)	$185,369	$171,731	$357,100	$194,180	$146,235	$340,415
Corporate performing potential problem loans to corporate loans	1.90%	1.76%	3.66%	2.12%	1.60%	3.72%
Corporate PCI performing potential problem loans included in the totals above	$6,576	$38,573	$45,149	$14,650	$20,638	$35,288

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

(3)	Total corporate performing potential problem loans excludes accruing TDRs of $232,000 as of September 30, 2019 and $630,000 as of December 31, 2018.

(4)	Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans to corporate loans was 3.66% at September 30, 2019 compared to 3.72% at December 31, 2018.
Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets as of September 30, 2019 reflects the transfer of one corporate loan relationship for which the Company has remediation plans in place.
Table 15
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	September 30, 2019	December 31, 2018	September 30, 2018
Single-family homes	$2,319	$3,337	$571
Land parcels:
Raw land	—	—	148
Commercial lots	5,340	2,310	3,279
Single-family lots	1,543	1,962	1,962
Total land parcels	6,883	4,272	5,389
Commercial properties	3,226	5,212	6,284
Total OREO	12,428	12,821	12,244
Other foreclosed assets(1)	12,838	—	—
Total	$25,266	$12,821	$12,244

(1)	Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.

A rollforward of foreclosed assets for the quarters and nine months ended September 30, 2019 and 2018 is presented in the following table.
Table 16
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$15,313	$12,892	$12,821	$20,851
Transfers from loans	197	2,854	519	4,026
Acquisitions	(77)	—	6,160	—
Proceeds from sales	(4,194)	(4,313)	(9,430)	(12,951)
Gains on sales of foreclosed assets	295	1,075	648	1,090
Valuation adjustments	894	(264)	1,710	(772)
Ending balance	$12,428	$12,244	$12,428	$12,244
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2019.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of September 30, 2019 and December 31, 2018.
Table 17
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Nine months ended September 30, 2019
Beginning balance	$102,222	$1,197	$103,419
Net charge-offs	(26,874)	(750)	(27,624)
Provision for loan losses and other expense	34,161	272	34,433
Ending balance	$109,509	$719	$110,228
As of September 30, 2019
Total loans	$11,226,603	$1,546,716	$12,773,319
Remaining acquisition adjustment(2)	N/A	93,374	93,374
Allowance for credit losses to total loans(3)	0.98%	0.05%	0.86%
Remaining acquisition adjustment to acquired loans	N/A	6.04%	N/A
As of December 31, 2018
Total loans	$10,114,113	$1,332,670	$11,446,783
Remaining acquisition adjustment(2)	N/A	76,496	76,496
Allowance for credit losses to total loans(3)	1.01%	0.09%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	5.74%	N/A
N/A – Not applicable.

(1)	These amounts and ratios relate to the loans acquired in completed acquisitions.

(2)
The remaining acquisition adjustment consists of $64.2 million and $29.1 million relating to PCI and non-purchased credit impaired ("Non-PCI") loans, respectively, as of September 30, 2019, and $45.4 million and $31.1 million relating to PCI and Non-PCI loans, respectively, as of December 31, 2018.

(3)
The allowance for credit losses to total loans, excluding acquired loans is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Excluding acquired loans, the allowance for credit losses to total loans was 0.98% as of September 30, 2019. The acquisition adjustment increased $16.9 million during the first nine months of 2019, driven primarily by the loans acquired in the Bridgeview transaction, partly offset by acquired loan accretion, and resulting in a remaining acquisition adjustment as a percent of acquired loans of 6.04%. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $512.6 million and $458.0 million as of September 30, 2019 and December 31, 2018, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $719,000 on acquired loans as of September 30, 2019.

Table 18
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Change in allowance for credit losses
Beginning balance	$106,929	$104,779	$103,419	$100,925	$97,691
Loan charge-offs:
Commercial, industrial, and agricultural	7,176	6,516	6,451	6,868	6,277
Office, retail, and industrial	293	1,605	628	761	759
Multi-family	—	—	340	—	1
Construction	—	—	6	—	1
Other commercial real estate	184	329	210	163	177
Consumer	3,619	2,974	3,142	2,535	2,049
Total loan charge-offs	11,272	11,424	10,777	10,327	9,264
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,205	1,258	1,301	1,239	416
Office, retail, and industrial	74	151	10	48	163
Multi-family	38	—	1	3	—
Construction	2	10	6	99	5
Other commercial real estate	227	45	21	980	154
Consumer	527	619	354	441	512
Total recoveries of loan charge-offs	2,073	2,083	1,693	2,810	1,250
Net loan charge-offs	9,199	9,341	9,084	7,517	8,014
Provision for loan losses	12,498	11,491	10,444	9,811	11,248
Increase in reserve for unfunded commitments (1)	—	—	—	200	—
Total provision for loan losses and other expense	12,498	11,491	10,444	10,011	11,248
Ending balance	$110,228	$106,929	$104,779	$103,419	$100,925
Allowance for credit losses
Allowance for loan losses	$109,028	$105,729	$103,579	$102,219	$99,925
Reserve for unfunded commitments	1,200	1,200	1,200	1,200	1,000
Total allowance for credit losses	$110,228	$106,929	$104,779	$103,419	$100,925
Allowance for credit losses to loans(1)	0.86%	0.85%	0.91%	0.90%	0.91%
Allowance for credit losses to loans, excluding acquired loans(2)	0.98%	0.98%	1.00%	1.01%	1.01%
Allowance for credit losses to non-accrual loans	141.88%	168.45%	149.25%	181.64%	155.83%
Allowance for credit losses to non-performing loans	133.85%	161.79%	133.22%	158.58%	149.04%
Average loans	$12,538,189	$12,020,820	$11,456,267	$10,921,795	$10,978,336
Net loan charge-offs to average loans, annualized	0.29%	0.31%	0.32%	0.26%	0.29%

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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $110.2 million as of September 30, 2019 and represented 0.86% of total loans, down compared to 0.90% at December 31, 2018. This decrease was driven primarily by loans acquired in the Bridgeview transaction, for which no allowance for credit losses was established at the time of acquisition.
The provision for loan losses was $12.5 million for the quarter ended September 30, 2019, up from $9.8 million for the quarter ended December 31, 2018 and $11.2 million for the quarter ended September 30, 2018. The increase compared to both prior periods resulted primarily from loan growth. In addition, provision for the quarter ended December 31, 2018 was impacted by lower levels of net loan charge-offs.
Net loan charge-offs to average loans, annualized, were 0.29%, or $9.2 million, for the third quarter of 2019, up from 0.26% for the fourth quarter of 2018 and consistent with the third quarter of 2018.
FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 19
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2019 % Change From
	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Demand deposits	$3,800,569	$3,685,806	$3,624,520	3.1	4.9
Savings deposits	2,056,128	2,044,312	2,003,928	0.6	2.6
NOW accounts	2,483,176	2,128,722	2,164,018	16.7	14.7
Money market accounts	2,080,274	1,831,311	1,772,821	13.6	17.3
Core deposits	10,420,147	9,690,151	9,565,287	7.5	8.9
Time deposits	2,836,854	2,190,251	1,971,629	29.5	43.9
Brokered deposits	189,569	121,202	21,732	56.4	772.3
Total time deposits	3,026,423	2,311,453	1,993,361	30.9	51.8
Total deposits	13,446,570	12,001,604	11,558,648	12.0	16.3
Securities sold under agreements to repurchase	90,514	118,749	103,921	(23.8)	(12.9)
Federal funds purchased	21,456	9,022	3,641	137.8	489.3
FHLB advances	1,257,109	903,478	872,859	39.1	44.0
Total borrowed funds	1,369,079	1,031,249	980,421	32.8	39.6
Senior and subordinated debt	233,642	204,030	195,526	14.5	19.5
Total funding sources	$15,049,291	$13,236,883	$12,734,595	13.7	18.2
Average interest rate paid on borrowed funds	1.63%	1.72%	1.59%
Weighted-average maturity of FHLB advances	52.1 months	1.2 months	1.0 months
Weighted-average interest rate of FHLB advances	1.59%	2.53%	2.23%
Total average funding sources for the third quarter of 2019 increased $1.8 billion, or 13.7% from the fourth quarter of 2018 and $2.3 billion, or 18.2%, compared to the third quarter of 2018. The increase in total average funding sources compared to both prior periods was driven by deposits assumed in the Bridgeview transaction, organic deposit growth, and FHLB advances. In addition, the rise in total average deposits compared to the third quarter of 2018 was impacted by deposits assumed in the Northern States transaction and various time deposit marketing initiatives. The increase in the weighted-average maturity of FHLB advances was driven by the addition of putable FHLB advances during the first nine months of 2019 that mature between June of 2024 and September of 2029.
Table 20
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2019		September 30, 2018
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$93,490	0.07	$98,546	0.08
Federal funds purchased	180,000	0.21	—	—
FHLB advances	1,380,000	1.59	975,000	2.23
Total borrowed funds	$1,653,490	1.33	$1,073,546	2.03
Average for the year-to-date period:
Securities sold under agreements to repurchase	$103,579	0.08	$112,775	0.07
Federal funds purchased	16,223	2.32	5,220	1.74
FHLB advances	972,805	1.83	799,992	1.80
Total borrowed funds	$1,092,607	1.67	$917,987	1.59
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$122,441		$128,553
Federal funds purchased	295,000		140,000
FHLB advances	1,547,000		1,105,000
Average borrowed funds totaled $1.1 billion for the first nine months of 2019, increasing by $174.6 million compared to the same period in 2018. This increase was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $510.0 million and $710.0 million in FHLB advances as of September 30, 2019 and 2018, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.79% and 1.91% as of September 30, 2019 and 2018, respectively. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
During the third quarter of 2019, the Company renewed its loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility to provide that the credit facility will mature on September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of September 30, 2019, no amount was outstanding under the facility.
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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of September 30, 2019 and December 31, 2018.
Table 21
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2019
	As of		Regulatory Minimum for Well- Capitalized
	September 30, 2019	December 31, 2018		Excess Over Required Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.27%	11.39%	10.00%	13%	$181,551
Tier 1 capital to risk-weighted assets	10.50%	10.58%	8.00%	31%	$356,246
CET1 to risk-weighted assets	10.50%	10.58%	6.50%	62%	$569,939
Tier 1 capital to average assets	8.93%	9.41%	5.00%	79%	$658,796
Company regulatory capital ratios
Total capital to risk-weighted assets	12.62%	12.62%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.18%	10.20%	N/A	N/A	N/A
CET1 to risk-weighted assets	10.18%	10.20%	N/A	N/A	N/A
Tier 1 capital to average assets	8.67%	8.90%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.54%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.50%	8.95%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.24%	9.81%	N/A	N/A	N/A
N/A – Not applicable.

(1)	Ratios are not subject to formal Federal Reserve regulatory guidance.

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
The Board of Directors reviews the Company's capital plan each quarter, considering the current and expected operating environment and various capital alternatives.
Dividends
The Company's Board of Directors approved a quarterly cash dividend of $0.14 per common share during the third quarter of 2019, which follows an increase of 17% from the first quarter of 2019 and is a 27% increase from the third quarter of 2018. This dividend represents the 147th consecutive cash dividend paid by the Company since its inception in 1983.
Stock Repurchase Program
On March 19, 2019, the Company announced a stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock. Stock repurchases under this program may be made from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The program will be in effect for a one-year period, with repurchases made at prices to be determined by the Company. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.

The Company repurchased approximately 645,000 and 1.7 million shares of its common stock at a total cost of $12.7 million and $33.9 million during the quarter and nine months ended September 30, 2019, respectively.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, effective income tax rate, adjusted, allowance for credit losses to loans, excluding acquired loans, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, adjusted.
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (all periods), acquisition and integration related expenses associated with completed and pending acquisitions (all periods), and certain tax benefits aligned with tax reform (third quarter and first nine months of 2018). Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes Delivering Excellence implementation costs and acquisition and integration related expenses. In addition, the Company presents the effective tax rate, adjusted, which excludes certain income tax benefits aligned with tax reform. Management believes that excluding these items from noninterest expense and the effective tax rate may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
EPS
Net income	$54,545	$53,352	$147,617	$116,462
Net income applicable to non-vested restricted shares	(465)	(441)	(1,257)	(992)
Net income applicable to common shares	54,080	52,911	146,360	115,470
Adjustments to net income:
Acquisition and integration related expenses	3,397	60	16,602	60
Tax effect of acquisition and integration related expenses	(849)	(15)	(4,151)	(15)
Delivering Excellence implementation costs	234	2,239	934	17,254
Tax effect of Delivering Excellence implementation costs	(59)	(560)	(234)	(4,314)
Income tax benefits	—	(7,798)	—	(7,798)
Total adjustments to net income, net of tax	2,723	(6,074)	13,151	5,187
Net income applicable to common shares, adjusted	$56,803	$46,837	$159,511	$120,657
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	109,281	102,178	107,852	102,087
Dilutive effect of common stock equivalents	381	—	394	5
Weighted-average diluted common shares outstanding	109,662	102,178	108,246	102,092
Basic EPS	$0.49	$0.52	$1.36	$1.13
Diluted EPS	$0.49	$0.52	$1.35	$1.13
Diluted EPS, adjusted	$0.52	$0.46	$1.47	$1.18
Return on Average Assets
Net income	$54,545	$53,352	$147,617	$116,462
Total adjustments to net income, net of tax(1)	2,723	(6,074)	13,151	5,187
Net income, adjusted	$57,268	$47,278	$160,768	$121,649
Average assets	$17,699,180	$14,894,670	$16,709,797	$14,565,071
Return on average assets(2)(3)	1.22%	1.42%	1.18%	1.07%
Return on average assets, adjusted(1)(2)(3)	1.28%	1.26%	1.29%	1.12%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$54,080	$52,911	$146,360	$115,470
Intangibles amortization	2,750	1,772	7,737	5,368
Tax effect of intangibles amortization	(688)	(443)	(1,934)	(1,400)
Net income applicable to common shares, excluding intangibles amortization	56,142	54,240	152,163	119,438
Total adjustments to net income, net of tax(1)	2,723	(6,074)	13,151	5,187
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$58,865	$48,166	$165,314	$124,625
Average stockholders' common equity	$2,327,279	$1,909,330	2,236,402	$1,891,290
Less: average intangible assets	(877,069)	(752,109)	(837,850)	(753,282)
Average tangible common equity	$1,450,210	$1,157,221	$1,398,552	$1,138,008
Return on average common equity(2)(3)	9.22%	10.99%	8.75%	8.16%
Return on average common equity, adjusted(1)(2)(3)	9.68%	9.73%	9.54%	8.53%
Return on average tangible common equity(2)(3)	15.36%	18.60%	14.55%	14.03%
Return on average tangible common equity, adjusted(1)(2)(3)	16.10%	16.51%	15.80%	14.64%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Efficiency Ratio Calculation
Noninterest expense	$108,395	$96,477	$324,647	$305,475
Less:
Net OREO expense	(381)	413	(1,356)	(399)
Acquisition and integration related expenses	(3,397)	(60)	(16,602)	(60)
Delivering Excellence implementation costs	(234)	(2,239)	(934)	(17,254)
Total	$104,383	$94,591	$305,755	$287,762
Tax-equivalent net interest income(2)	$152,019	$133,161	$443,643	$381,141
Noninterest income	42,951	35,666	116,383	108,130
Total	$194,970	$168,827	$560,026	$489,271
Efficiency ratio	53.54%	56.03%	54.60%	58.81%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	September 30, 2019	December 31, 2018
Tangible Common Equity
Stockholders' equity	$2,339,599	$2,054,998
Less: goodwill and other intangible assets	(876,219)	(790,744)
Tangible common equity	1,463,380	1,264,254
Less: AOCI	(6,738)	52,512
Tangible common equity, excluding AOCI	$1,456,642	$1,316,766
Total assets	$18,013,454	$15,505,649
Less: goodwill and other intangible assets	(876,219)	(790,744)
Tangible assets	$17,137,235	$14,714,905
Risk-weighted assets	$14,294,011	$12,892,180
Tangible common equity to tangible assets	8.54%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.50%	8.95%
Tangible common equity to risk-weighted assets	10.24%	9.81%

Footnotes for non-GAAP reconciliations

(1)	Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.

(2)	Presented on a tax-equivalent basis, assuming the federal income tax rate of 21%.

(3)	Annualized based on the actual number of days for each period presented.

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of September 30, 2019, consistent with December 31, 2018. See Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of September 30, 2019, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 94% of the total compared to 6% for floating rate interest-bearing deposits in other banks, consistent with December 31, 2018. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of September 30, 2019 or December 31, 2018. On the liability side of the balance sheet, 78% of deposits as of September 30, 2019 and December 31, 2018 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100	-200
As of September 30, 2019
Dollar change	$72,864	$48,749	$25,178	$(33,563)	$(63,961)
Percent change	12.3%	8.2%	4.2%	(5.7)%	(10.8)%
As of December 31, 2018
Dollar change	$86,602	$57,888	$28,573	$(43,929)	$(87,438)
Percent change	15.3%	10.2%	5.0%	(7.8)%	(15.4)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of September 30, 2019 would increase net interest income by $25.2 million, or 4.2%, over the next twelve months compared to no change in interest rates. This same measure was $28.6 million, or 5.0%, as of December 31, 2018.
Overall, interest rate risk volatility as of September 30, 2019 compared to December 31, 2018 was lower as a result of securities and loan purchases and the mix of interest-earning assets acquired in the Bridgeview transaction.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at September 30, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company announced a stock repurchase program on March 19, 2019 that will remain in effect for one year. Under this stock repurchase program, the Company may repurchase up to $180 million of its outstanding common stock, $0.01 par value per share. The Company has repurchased $33.9 million of its common stock under the program through September 30, 2019. The following table summarizes the Company's monthly common stock repurchases during the third quarter of 2019.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2019	127,218	$20.59	$2,613,667	$156,196,258
August 1 - August 31, 2019	518,341	19.53	10,123,962	146,072,296
September 1 - September 30, 2019	2,628	19.75	—	146,072,296
Total	648,187	$19.74	$12,737,629

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
Date: November 6, 2019
* Duly authorized to sign on behalf of the registrant.