Form 10-K
period 2019-12-31
FIRST MIDWEST BANCORP INC
filed 2020-02-28
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	FMBI	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2019, determined using a per share closing price on that date of $20.47, as quoted on the NASDAQ Stock Market, was $2,216,559,049.
As of February 26, 2020, there were 109,670,054 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in Chicago, Illinois and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("common stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI." The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations.
In 1983, the Company became a bank holding company through the simultaneous acquisition of over 20 affiliated financial institutions. Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 127 banking locations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa.

Company profile as of December 31, 2019:

Milwaukee/SE Wisconsin
Wisconsin
McHenry & Lake Counties
Iowa
Chicago
Quad Cities
NW Indiana
Joliet
Knox County
Indiana
Illinois
Vermilion & Champaign Counties
DeKalb County

◆	Total assets: $17.9 billion

◆	One of Illinois' largest independent publicly-
traded bank holding companies

◆	Broad Midwestern reach

◆	Experienced acquirer

◆	Market capitalization: $2.5 billion

◆	NASDAQ: FMBI

Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2019, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, through its predecessors, has provided banking services for nearly 80 years and offers a variety of financial products and services that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2019, the Bank had total assets of $17.8 billion, total loans of $12.8 billion, and total deposits of $13.5 billion.
The Bank operates the following wholly-owned subsidiaries:
•First Midwest Equipment Finance Co. ("FMEF"), an Illinois corporation providing equipment loans and leases and commercial financing alternatives to traditional bank financing.
•First Midwest Securities Management, LLC, a Delaware limited liability company managing the Bank's investment securities.
•Synergy Property Holdings, LLC, an Illinois limited liability company managing the majority of the Bank's other real estate owned ("OREO") properties.
•First Midwest Holdings, Inc., a Delaware corporation managing the Bank's investment securities, principally municipal obligations, and providing corporate management services to its wholly-owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities.
•Broadway Clark Building Corporation, an Illinois corporation acquired during 2019 that manages certain of the Bank's OREO properties.

Premier Asset Management LLC
Premier Asset Management LLC ("Premier"), an Illinois limited liability company, is a registered investment adviser under the Investment Advisers Act of 1940. Premier provides investment advisory and wealth management services to individual and institutional customers.
Northern Oak Wealth Management, Inc.
Northern Oak Wealth Management ("Northern Oak"), a Wisconsin corporation, is a registered investment adviser under the Investment Advisers Act of 1940. Northern Oak provides investment advisory and wealth management services to individual and institutional customers.
First Midwest Capital Trust I, Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, Northern States Statutory Trust I, Bridgeview Statutory Trust I, Bridgeview Capital Trust II
First Midwest Capital Trust I, a Delaware statutory business trust, was formed in 2003. Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, Northern States Statutory Trust I, Bridgeview Statutory Trust I, and Bridgeview Capital Trust II are Delaware statutory business trusts that were acquired through acquisitions. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
These trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $90.7 million of trust-preferred securities held by the six trusts as of December 31, 2019 are included in the Company's Tier 2 capital for regulatory capital purposes. For additional discussion of the regulatory capital treatment of trust-preferred securities, see the section of this Item 1 titled "Capital Requirements" below.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for the purposes of allocating resources and assessing performance.
Our Business
The Bank has been in the business of commercial and consumer banking for nearly 80 years, attracting deposits, making loans, and providing treasury and wealth management services. The Bank operates in the most active and diverse markets in Illinois, including the metropolitan Chicago market and central and western Illinois. The Bank's other market areas include southeastern Wisconsin, northwestern Indiana, and eastern Iowa. These areas encompass urban, suburban, and rural markets, and contain a diversified mix of industry groups.
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

Commercial and Industrial and Agricultural Loans – The Bank provides commercial and industrial loans to middle market businesses generally within the Bank's market areas. Our broad range of financing products includes supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. The Bank provides agricultural loans to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. The Bank also provides these commercial and industrial and agricultural loan products to customers outside of its primary market area that fall within the Bank's credit guidelines.
Commercial Real Estate Loans – The Bank provides a wide array of financing products to developers, investors, other real estate professionals, and owners of various businesses, which include funding for the construction, purchase, refinance, or improvement of commercial real estate properties. The mix of properties securing the loans in the Bank's commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Bank's market areas.
Consumer Loans – Consumer loan products include mortgages, home equity lines and loans, personal loans, specialty loans, and consumer secured and unsecured loans. These products are primarily provided to the residents who live and work within the Bank's market areas. The Bank also provides these consumer loan products to customers outside of its primary market area that fall within the Bank's credit guidelines.
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
Wealth Management
The Bank's wealth management group, Premier, and Northern Oak provide investment management services to institutional and individual customers, including corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds. Services include fiduciary and executor services, financial planning solutions, investment advisory services, employee benefit plans, and private banking services. These services are provided through credentialed investment and wealth management professionals who identify opportunities and provide services tailored to our customers' goals and objectives.
Growth and Acquisitions
In the normal course of business, the Company explores potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations. As a matter of policy, the Company generally does not comment on any dialogue or negotiations with potential targets or possible acquisitions until a definitive acquisition agreement is signed. The Company's ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to the capital levels, quality of management, and overall condition of the Company, in addition to their assessment of a variety of other factors, including our compliance with law and regulations. The Company has announced and successfully completed a number of acquisitions, which include the following recent transactions:
Pending Acquisition
During 2019, the Company entered into a merger agreement to acquire Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. The acquisition is subject to customary regulatory approvals and the completion of various closing conditions.

Completed Acquisitions

Year of Acquisition	Acquisition Target
2019	Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group and Northern Oak, a registered investment adviser.
2018	Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank.
2017	Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company, and Premier, a registered investment adviser.
2016	NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore.
2015	Peoples Bancorp, Inc. ("Peoples"), the holding company for The Peoples' Bank of Arlington Heights.
2014	Chicago area banking operations of Banco Popular North America ("Popular"), doing business as Popular Community Bank, Great Lakes Financial Resources, Inc. ("Great Lakes"), the holding company for Great Lakes Bank, National Association, and National Machine Tool Financial Corporation ("National Machine Tool"), now known as FMEF.
Additional detail regarding certain recent acquisitions is contained in Note 3 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Competition
The banking and financial services industry in the markets in which the Company operates (and particularly the metropolitan Chicago area) is highly competitive. Generally, the Company competes with other local, regional, national, and internet banks and savings and loan associations, FinTech companies, personal loan and finance companies, credit unions, mutual funds, credit funds, investment brokers, and trust and wealth management providers. Some of these competitors may be larger and have more financial resources than us or may be subject to fewer regulatory constraints and may have lower cost structures.
Competition is driven by a number of factors, including interest rates charged on loans and paid on deposits, the ability to attract new deposits, the scope and type of banking and financial services offered, the hours during which business can be conducted, the location of bank branches and ATMs, the availability, ease of use, and range of banking services provided on the internet and through mobile devices, the availability of related services, and a variety of additional services, such as trust, wealth management, and investment advisory services.
In providing investment advisory services, the Company also competes with retail and discount stockbrokers, investment advisers, mutual funds, insurance companies, and other financial institutions for wealth management customers. Competition is generally based on the variety of products and services offered to customers and the performance of funds under management. The Company's main competitors are financial service providers both within and outside of the market areas in which the Company maintains offices.
Our Colleagues and Culture
The Company faces competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend on its ability to attract new employees and retain and motivate existing employees. As of December 31, 2019, the Company and its subsidiaries employed a total of 2,122 full-time equivalent employees.
Anchored in our vision, mission, and values, First Midwest drives business performance and accelerates economic and social momentum by investing in our colleagues, clients, and the communities we serve. The Company understands that its employees are its most valued asset and recognizes an engaged and supported workforce is key to driving success for both the Company's clients and business. In order to attract and retain the best talent, the Company offers competitive compensation and a range of high-quality benefits that enable its employees to achieve their health, lifestyle and financial goals. Those benefits include medical, dental, vision, life and disability insurance, parental leave, family medical leave and paid time off, savings and profit-sharing retirement programs, income protection benefits, adoption assistance, tuition reimbursement, and matching individual charitable gifts. In 2019, the Company received the Chicago Tribune Top Places to Work Award as a direct result of its efforts to create a supportive and inclusive work environment for its employees.
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
Supervision and Regulation
The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), which insures deposits and assets covered by loss share agreements with the FDIC (the "FDIC Agreements"), and the United States ("U.S.") Department of the Treasury (the "Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Premier and Northern Oak, our registered investment advisers, are also subject to the regulatory authority of the SEC, including under the Investment Company Act of 1940, as amended.
Federal and state laws and regulations generally applicable to financial institutions regulate the Company's and our subsidiaries' scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF"), the bank's depositors, and the stability of the U.S. financial system, rather than the stockholders or debt holders of a financial institution.
The following sections describe the significant elements of certain statutes and regulations affecting the Company and its subsidiaries, some of which are not yet effective or remain subject to ongoing revision and rulemaking.
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
Transactions with Affiliates
Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve. The Federal Reserve's regulations limit the types and amounts of covered transactions engaged in between the Company and the Bank and generally require those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include:
•A loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, by the Bank.
•The purchase of assets by the Bank from an affiliate, unless otherwise exempted by the Federal Reserve.
•Certain derivative transactions involving the Bank that create a credit exposure to an affiliate.
•The acceptance by the Bank of securities issued by an affiliate as collateral for a loan.
•The issuance of a guarantee, acceptance, or letter of credit by the Bank on behalf of an affiliate.
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
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Bank regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. As of its last examination report issued in May 2017, the Bank received a rating of "outstanding," the highest rating available. The Bank has received an overall "outstanding" rating in each of its CRA performance evaluations since 1998. In December 2019, the Office of the Comptroller of the Currency (the "OCC") and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. Management will continue to evaluate any changes to the CRA's regulations and their impact to the Company's financial condition, results of operations, or liquidity.
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
Enhanced Prudential Standards – The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 ("EGRRCPA"), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to bank holding companies with total consolidated assets of $250 billion or more and non-bank covered companies designated as systemically important by the Financial Stability Oversight Council (often referred to as systemically important financial institutions). The Dodd-Frank Act mandates that certain regulatory requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial institutions. In general, EGRRCPA and implementing regulations increased the statutory asset threshold above which the Federal Reserve is required to apply these enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion of total consolidated assets that would otherwise be exempt under EGRRCPA). BHCs with $250 billion or more of total consolidated assets remain fully subject to the Dodd-Frank Act's enhanced prudential standards requirements.
In February 2014, the Federal Reserve adopted rules to implement certain of these enhanced prudential standards. These rules required publicly traded bank holding companies with $10 billion or more of total consolidated assets to establish risk committees and required bank holding companies with $50 billion or more of total consolidated assets to comply with enhanced liquidity and overall risk management standards. The Company established a risk committee in accordance with this requirement. In October 2019, the Federal Reserve adopted a rule that tailors the application of the enhanced prudential standards to BHCs pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. Pursuant to the final rules, publicly traded bank holding companies with between $10 billion and $50 billion of total consolidated assets, including the Company, are no longer required to maintain a risk committee. The Company has determined that it will nevertheless retain its risk committee.
Consumer Financial Protection – The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve. The powers of the CFPB currently include primary enforcement and exclusive supervision authority for federal consumer financial laws over insured depository institutions with assets of $10 billion or more, such as the Bank, and their affiliates. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.

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
Interchange Fees – Under the Durbin Amendment of the Dodd-Frank Act ("Durbin"), the Federal Reserve established a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as the Bank, for processing electronic payment transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. The interchange fee limitations became effective for the Company on July 1, 2017.
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
Since full phase-in on January 1, 2019, the Basel III Capital Rules have required the Company and the Bank to maintain the following:
•A minimum ratio of Common equity Tier 1 capital ("CET1") to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).
•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that were phased-in over a four-year period through January 1, 2019. In November 2017, the federal bank regulators issued a final rule that retains certain existing transition provisions related to the capital treatment for certain deferred tax assets, mortgage servicing rights, investments in non-consolidated financial entities, and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework (the "Transition Rule"). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to exclude these items.
In July 2019, the federal bank regulators adopted final rules intended to simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework (the "Capital

Simplification Rules"). The Capital Simplification Rules and the rescission of the Transition Rule took effect for the Company as of January 1, 2020.
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
A bank will be:
•"Well-capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.
•"Adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not "well-capitalized."
•"Undercapitalized" if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%.
•"Significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.
•"Critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2019, the Bank was "well-capitalized" based on its ratios as defined above.
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
Volcker Rule
The so-called "Volcker Rule" issued under the Dodd-Frank Act, which became effective in July 2015, restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity's trading activities and to clarify and amend certain definitions, requirements and exemptions. The regulators have also stated their intention to engage in further rulemaking with respect to provisions of the implementing regulations relating to covered funds. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Illinois Banking Law
The Illinois Banking Act ("IBA") governs the activities of the Bank as an Illinois state-chartered bank. Among other things, the IBA (i) defines the powers and permissible activities of an Illinois state-chartered bank, (ii) prescribes certain corporate governance standards, (iii) imposes approval requirements on merger and acquisition activity of Illinois state banks, (iv) prescribes lending limits, and (v) provides for the examination and supervision of state banks by the IDFPR. The Banking on Illinois Act ("BIA") amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.
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
The Capital Simplification Rules adopted in July 2019 eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Company's repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.

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
FDIC assessment rates for large institutions that have more than $10 billion of assets, such as the Bank, are calculated based on a "scorecard" methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs, based primarily on the difference between the institution's average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including the Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis. An institution's assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.
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
During the second quarter of 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and the Bank). These proposed rules have not been finalized.
Cybersecurity
The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.
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

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
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
AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:
•Restated Certificate of Incorporation.
•Amended and Restated By-Laws.
•Charters for our Audit, Compensation, Enterprise Risk, and Nominating and Corporate Governance Committees.
•Related Person Transaction Policies and Procedures.
•Corporate Governance Guidelines.
•Code of Ethics and Standards of Conduct (the "Code of Conduct"), which governs our directors, officers, and employees.
•Code of Ethics for Senior Financial Officers.
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
ITEM 1A. RISK FACTORS
An investment in the Company is subject to risks inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's business, financial condition, and results of operations could be adversely affected, possibly materially. In that event, the trading price of the Company's common stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results or outcomes may differ substantially from those discussed or implied in these forward-looking statements.

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
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate ("LIBOR"), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority ("FCA") announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
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
As of December 31, 2019, the Company's loan portfolio consisted of 38.1% of commercial and industrial and agricultural loans, 36.5% of commercial real estate loans, and 25.4% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
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
Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for annual and interim periods beginning after December 15, 2019, substantially changes the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the existing incurred loss model in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of current expected credit losses over the life of the financial assets. Management is in the process of determining the impact on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios, but expects that the adoption of this guidance will result in an increase in the allowance for credit losses. It is also possible that the Company's ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.

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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2019, the Company's subsidiaries had deposits and other liabilities of $15.4 billion.
The Company could experience an unexpected inability to obtain needed liquidity.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. A substantial majority of our liabilities are demand deposits, savings deposits, NOW accounts and money market accounts, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company seeks to ensure its funding needs are met by maintaining an adequate level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company's business, financial condition, and results of operations.
Loss of customer deposits could increase the Company's funding costs.
The Company relies on bank deposits to be a low cost and stable source of funding to make loans and purchase investment securities. The Company competes with banks and other financial services companies for deposits. If the Company's competitors raise the rates they pay on deposits, the Company's funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company's net interest margin and net interest income and could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
Operational Risks
The Company's reported financial results may be impacted by management's selection of accounting methods and certain assumptions and estimates.
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
From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company's external financial statements. These changes are beyond the Company's control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition. For example, in June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for annual and interim periods beginning after December 15, 2019 and substantially changes the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the existing incurred loss model in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of current expected credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this change to the treatment of credit expense and allowances and provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard to address concerns with the impact on capital and capital planning. The impact of this proposal on the Company and the Bank will depend on the manner in which it is implemented by the Federal banking agencies and whether we elect to phase-in the impact of the standard over a three-year period under any final rule. Management is evaluating the guidance and the impact to the Company's allowance and capital upon adoption. It is also possible that the Company's ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
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
The unexpected loss of services of certain of the Company's skilled personnel could have a material adverse effect on the Company's business because of their skills, knowledge of the Company's market, years of industry experience, or customer relationships, and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of the federal banking agencies' policies on incentive compensation, as well as changes to those policies, could adversely affect the ability of the Company to hire, retain, and motivate its key personnel.
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
The confidential information of the Company's customers (including user names and passwords) may also be jeopardized from the compromise of customers' personal electronic devices or as a result of a data security breach at an unrelated company. Losses due to unauthorized account activity could harm the Company's reputation and may have a material adverse effect on the Company's business, financial condition and results of operations.
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
The Company faces substantial competition in all areas of its operations from a variety of different competitors, including traditional competitors that may be larger and have more financial resources and non-traditional competitors that may be subject to fewer regulatory constraints and may have lower cost structures. Traditional competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisers, mutual funds, insurance companies, and other financial intermediaries. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services, traditionally provided by banks, such as loans, automatic fund transfer and automatic payment systems. In particular, the activity and prominence of so-called marketplace lenders, FinTech companies, and other technology-driven financial services companies have grown significantly over recent years and are expected to continue growing.
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

The Company's ability to compete successfully depends on a number of factors, including:
•Developing, maintaining, and building long-term customer relationships.
•Expanding the Company's market position.
•Offering products and services at prices and with the features that meet customers' needs and demands.
•Introducing new products and services.
•Maintaining a satisfactory level of customer service.
•Anticipating and adjusting to changes in industry and general economic trends.
•Continued development and support of internet-based services.
Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability. This, in turn, could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company's business may be adversely affected by conditions in the financial markets, the geographic areas in which the Company operates, and economic conditions generally.
The Company's financial performance depends to a large extent on the business environment in the Chicago market, the states of Illinois, Wisconsin, Indiana, and Iowa, and the U.S. as a whole. In particular, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans, as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, or a combination of these or other factors.
During and after the so-called "Great Recession," the suburban metropolitan Chicago market, the states of Illinois, Wisconsin, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession. While business growth across a wide range of industries and regions in the U.S. has gradually recovered, local governments and many businesses continue to experience financial difficulty. Since the recession, economic growth has been slow and uneven and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. In addition, there are significant concerns regarding the fiscal affairs and status of the State of Illinois and the City of Chicago. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. The economic conditions in the State of Illinois and City of Chicago could also encourage businesses operating in or residents living in these areas to leave the state or discourage employers from starting or growing their businesses in or moving their businesses to the state, which could have a material adverse effect on the Company's business, financial condition, and results of operations.
Periods of increased volatility in financial and other markets, such as those experienced recently with regard to COVID-19 (coronavirus), oil and other commodity prices and current rates, concerns over European sovereign debt risk, trade policies and tariffs affecting other countries, including China, the European Union, Canada, and Mexico and retaliatory tariffs by such countries, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.
Such conditions could have a material adverse effect on the credit quality of the Company's loans or its business, financial condition, or results of operations, as well as other potential adverse impacts, including:
•There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.
•There could be an increase in write-downs of asset values by financial institutions, such as the Company.
•The Company's ability to assess the creditworthiness of customers could be impaired if the models and approaches it uses to select, manage, and underwrite credits become less predictive of future performance.
•The process the Company uses to estimate losses inherent in the Company's loan portfolio requires difficult, subjective, and complex judgments. This process includes analysis of economic conditions and the impact of these economic conditions on borrowers' ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.
•The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the DIF.

•The Company could face increased competition due to intensified consolidation of the financial services industry and from non-traditional financial services providers.
•The Company may be adversely affected by the soundness of other financial institutions, which are interrelated as a result of trading, clearing, counterparty, or other relationships.
Although market and economic conditions have improved in recent years, there can be no assurance that this improvement will continue. Deterioration in market or economic conditions could have an adverse effect, which may be material, on the Company's ability to access capital and on its business, financial condition, and results of operations.
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
Changes in the federal, state or local tax laws may negatively impact the Company's financial performance.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. Furthermore, the full impact of the Tax Cuts and Jobs Act ("federal income tax reform") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results. Increased economic activity expected to result from the decrease in federal income tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We experienced a significant increase in our after-tax net income available to stockholders in 2018 and 2019, which we expect to continue in future years, as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of federal income tax reform for the Company will be realized.
Legal/Compliance Risks
The Company and the Bank are subject to extensive government regulation and supervision and possible enforcement and other legal action.
The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not holders of our common stock. These regulations affect many aspects of the Company's business operations, lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, policies, and other supervisory guidance for possible changes. Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial products and services the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial products and services. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties, and damage to the Company's reputation. Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Compliance with any new requirements may cause the Company to hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations. To ensure compliance with new requirements when effective, the Company's regulators may require the Company to fully comply with these requirements or take actions to prepare for compliance even before it might otherwise be required, which may cause the Company to incur compliance-related costs before it might otherwise be required. The Company's regulators may also consider its preparation for compliance with these regulatory requirements when examining its operations generally or considering any request for regulatory approval the Company may make, even requests for approvals on unrelated matters.
The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny.
The FDIC, the Federal Reserve, and the OCC have issued joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance provides that financial institutions should follow heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. The Company is currently in compliance with the joint guidance. If regulators determine the Company does not hold adequate capital in relation to its commercial real estate portfolio, or has not adequately implemented risk management practices, they could impose additional regulatory restrictions against the Company, which could have a material adverse impact on the Company's business, financial condition, and results of operations.
The Company is subject to a variety of claims, litigation, and other actions.
From time to time we are subject to claims, litigation, and other legal or regulatory proceedings relating to our business. These claims, litigation and proceedings may pertain to, among other things, fiduciary responsibilities, contract claims, employment matters, compliance with law or regulations, or the general operation of the Company's business. Currently, there are certain proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any claim, litigation or other proceeding is inherently uncertain, the Company's management believes that any liabilities arising from these pending matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, or results of operations. For a detailed discussion on current legal proceedings, see Item 3, "Legal Proceedings," and Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
The Company strategically looks to acquire whole banks, branches of other banks, and non-banking organizations. The Company has recently been active in the merger and acquisition market and may consider future acquisitions to supplement internal growth opportunities, as permitted by regulators. Acquiring other banks, branches, or non-banks involves potential risks that could have a material adverse impact on the Company's business, financial condition, and results of operations, including:
•Exposure to unknown or contingent liabilities of acquired institutions.
•Disruption of the Company's business.
•Loss of key employees and customers of acquired institutions.
•Short-term decreases in profitability.
•Diversion of management's time and attention.
•Issues arising during transition and integration.
•Dilution in the ownership percentage of holders of the Company's common stock.
•Difficulty in estimating the value of the target company.
•Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long-term.
•Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts.
•Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits.
•Changes in banking or tax laws or regulations that could impair or eliminate the expected benefits of merger and acquisition activities.
From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, from time to time, bank regulators may restrict the Company from making acquisitions. See "Growth and Acquisitions" and "Supervision and Regulation" in Item 1, "Business," of this Form 10-K for additional detail and further discussion of these matters.

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
Acquisitions by financial institutions, including by the Company, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals is complex and can be difficult. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to new regulatory issues the Company may have with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. The Company may fail to pursue, evaluate, or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
The valuations of acquired loans and OREO rely on estimates that may be inaccurate.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company's common stock price can fluctuate significantly in response to a variety of factors including:
•Actual or anticipated variations in quarterly results of operations.
•Recommendations by securities analysts.
•Operating and stock price performance of other companies that investors deem comparable to the Company.
•News reports relating to trends, concerns, and other issues in the financial services industry.
•Perceptions in the marketplace regarding the Company and/or its competitors.
•New technology used or services offered by competitors.
•Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors.
•Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
•Changes in government regulations.
•Geopolitical conditions, such as acts or threats of terrorism or military conflicts.
•Lack of an adequate market for the shares of our stock.
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
The Company's fourth quarter 2019 cash dividend was $0.14 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend, if any, may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
In addition, the Federal Reserve issued Federal Reserve Supervision and Regulation Letter SR-09-4, which reiterates and heightens expectations that bank holding companies inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of the Company are located at 8750 West Bryn Mawr Avenue, Suite 1300, Chicago, Illinois, and are leased from an unaffiliated third-party. The Company conducts business through 127 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa. Approximately 70%, of the Company's banking locations are leased and 30% are owned.
The Company owns 178 ATMs, most of which are housed at banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information regarding premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2019, there were 2,145 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that had not yet exchanged their stock).

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$23.64	$21.89	$21.99	$23.68	$27.38	$27.70	$27.40	$26.55
Low	18.48	18.29	19.39	19.43	18.10	25.31	23.93	23.44
Cash dividends declared per common share	0.14	0.14	0.14	0.12	0.12	0.11	0.11	0.11
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

Stock Performance Graph
The graph below illustrates the cumulative total return (defined as stock price appreciation assuming the reinvestment of all dividends) to holders of the Company's common stock compared to a broad-market total return equity index, the NASDAQ Composite, and two published industry total return equity indices, the NASDAQ Banks index and KBW NASDAQ Regional Banking index ("^KRX"), over a five-year period. For the year ended December 31, 2018, the Company included only the NASDAQ Composite and NASDAQ Banks indices as comparators in the stock performance graph. The Company believes that the ^KRX index provides a more meaningful comparison to the Company's cumulative total return performance than the NASDAQ Banks index since the ^KRX consists of U.S. regional banks similar to the Company, including based on size, structure, operations and lines of business, and regional presence. By contrast, the NASDAQ Banks index includes all publicly-traded banks listed on NASDAQ, including some that differ substantially from the Company in terms of size, structure, operations and lines of business, and geographic presence. Therefore, in future Form 10-K filings, the stock performance graph will include the NASDAQ Composite and ^KRX indices and no longer include the NASDAQ Banks index.
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite, the ^KRX and the NASDAQ Banks(1)

	2014	2015	2016	2017	2018	2019
First Midwest Bancorp, Inc.	$100.00	$109.89	$153.21	$148.23	$124.64	$148.89
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Banks	100.00	107.08	147.27	155.68	129.17	160.44
^KRX	100.00	106.72	145.77	147.58	119.02	147.89

(1)Assumes $100 invested on December 31, 2014 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly common stock purchases during the fourth quarter of 2019. The Board approved a stock repurchase program, which became effective on March 19, 2019, under which the Company was authorized repurchase up to $180 million of its outstanding common stock. The Company repurchased $33.9 million of its common stock under this program through December 31, 2019. On February 19, 2020, the Board approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This new stock repurchase program replaces the prior $180 million program, which was scheduled to expire in March 2020. The following table summarizes the Company's monthly common stock repurchases during the fourth quarter of 2019.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Dollar Value of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2019	80	$19.16	—	$146,072,296
November 1 – November 30, 2019	—	—	—	146,072,296
December 1 – December 31, 2019	894	22.80	—	146,072,296
Total	974	$22.50	—

(1)Consists of shares acquired pursuant to the Company's Board-approved stock repurchase program and the Company's share-based compensation plans. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for each of the five years in the period ended December 31, 2019 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and results of operations is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Results of Operations (Amounts in thousands, except per share data)
Net income	$199,738	$157,870	$98,387	$92,349	$82,064
Net income applicable to common shares	198,057	156,558	97,471	91,306	81,182
Per Common Share Data
Basic earnings per common share	$1.83	$1.52	$0.96	$1.14	$1.05
Diluted earnings per common share	1.82	1.52	0.96	1.14	1.05
Diluted earnings per common share, adjusted(1)	1.98	1.67	1.35	1.22	1.13
Common dividends declared	0.54	0.45	0.39	0.36	0.36
Book value at year end	21.56	19.32	18.16	15.46	14.70
Tangible book value at year end(1)	13.60	11.88	10.81	10.95	10.35
Market price at year end	23.06	19.81	24.01	25.23	18.43
Performance Ratios
Return on average common equity	8.74%	8.14%	5.32%	7.38%	7.17%
Return on average common equity, adjusted(1)	9.50%	8.91%	7.45%	7.86%	7.70%
Return on average tangible common equity	14.50%	13.87%	9.44%	10.77%	10.44%
Return on average tangible common equity, adjusted(1)	15.71%	15.13%	13.06%	11.45%	11.19%
Return on average assets	1.17%	1.07%	0.70%	0.84%	0.85%
Return on average assets, adjusted(1)	1.28%	1.17%	0.98%	0.90%	0.91%
Tax-equivalent net interest margin(1)	3.90%	3.90%	3.87%	3.60%	3.68%
Non-performing loans to total loans	0.68%	0.57%	0.68%	0.78%	0.45%
Non-performing assets to total loans plus foreclosed assets	0.85%	0.70%	0.89%	1.12%	0.88%
Balance Sheet Highlights
Total assets	$17,850,397	$15,505,649	$14,077,052	$11,422,555	$9,732,676
Total loans	12,840,330	11,446,783	10,437,812	8,254,145	7,161,715
Deposits	13,251,278	12,084,112	11,053,325	8,828,603	8,097,738
Senior and subordinated debt	233,948	203,808	195,170	194,603	201,208
Stockholders' equity	2,370,793	2,054,998	1,864,874	1,257,080	1,146,268
Financial Ratios
Allowance for credit losses to total loans	0.85%	0.90%	0.93%	1.06%	1.05%
Net charge-offs to average loans	0.31%	0.38%	0.21%	0.24%	0.29%
Total capital to risk-weighted assets	12.96%	12.62%	12.15%	12.23%	11.15%
Tier 1 capital to risk-weighted assets	10.52%	10.20%	10.10%	9.90%	10.28%
CET1 to risk-weighted assets	10.52%	10.20%	9.68%	9.39%	9.73%
Tier 1 capital to average assets	8.81%	8.90%	8.99%	8.99%	9.40%
Tangible common equity to tangible assets	8.81%	8.59%	8.33%	8.05%	8.59%
Dividend payout ratio	29.51%	29.61%	40.63%	31.58%	34.29%
Dividend payout ratio, adjusted(1)	27.27%	26.95%	28.89%	29.51%	31.86%
(1)This ratio is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the "Non-GAAP Financial Information and Reconciliations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois with operations throughout metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 127 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing banking and wealth management solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2019 and Consolidated Statements of Financial Condition as of December 31, 2019 and 2018. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, local and national economic conditions, business spending, consumer confidence, legislative and regulatory changes, certain seasonal factors, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:
•Net Interest Income – Net interest income, our primary source of revenue, equals the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities.
•Net Interest Margin – Net interest margin equals tax-equivalent net interest income divided by total average interest-earning assets.
•Noninterest Income – Noninterest income is the income we earn from fee-based revenues, investment in bank-owned life insurance ("BOLI"), other income, and non-operating revenues.
•Noninterest Expense – Noninterest expense is the expense we incur to operate the Company, which includes salaries and employee benefits, net occupancy and equipment, professional services, and other costs.
•Asset Quality – Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans to total loans.
•Regulatory Capital – Our regulatory capital is classified in one of the following tiers: (i) CET1, which consists of common equity and retained earnings, less goodwill and other intangible assets and a portion of disallowed deferred tax assets ("DTAs"), (ii) Tier 1 capital, which consists of CET1 and the remaining portion of disallowed DTAs, and (iii) Tier 2 capital, which includes qualifying subordinated debt, qualifying trust-preferred securities, and the allowance for credit losses, subject to limitations.
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
A quarterly summary of operations for the years ended December 31, 2019 and 2018 is included in the section of this Item 7 titled "Quarterly Earnings."
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K, as well as any oral statements made by or on behalf of First Midwest, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "outlook," "predict," "project," "probable," "potential," "possible," "target," "continue," "look forward," or "assume," and words of similar import. Forward-looking statements are not historical facts or guarantees of future performance but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. We caution you not to place undue reliance on these statements. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statements.
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2020, the performance of our loan or securities portfolio, the expected amount of future credit reserves or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, our Delivering Excellence initiative, including costs and benefits associated therewith and the timing thereof, anticipated trends in our business, regulatory developments, the impact of federal income tax reform legislation, acquisition transactions, including our proposed acquisition of Bankmanagers, estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties, and assumptions. These risks, uncertainties, and assumptions include, among other things, the following:
•Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income.
•Asset and liability matching risks and liquidity risks.
•Fluctuations in the value of our investment securities.
•The ability to attract and retain senior management experienced in banking and financial services.
•The sufficiency of the allowance for credit losses to absorb the amount of actual losses inherent in the existing loan portfolio.
•The models and assumptions underlying the establishment of the allowance for credit losses and estimation of values of collateral and various financial assets and liabilities may be inadequate.
•Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio.
•Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio, and loan and deposit pricing.
•Changes in general economic or industry conditions, nationally or in the communities in which we conduct business.
•Volatility of rate sensitive deposits.
•Our ability to adapt successfully to technological changes to compete effectively in the marketplace.
•Operational risks, including data processing system failures, vendor failures, fraud, or breaches.
•Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies.
•The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of laws or regulations.
•Governmental monetary and fiscal policies and legislative and regulatory changes (including those implementing provisions of the Dodd-Frank Act) that may result in the imposition of costs and constraints through, for example, higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital or liquidity requirements, operational limitations, or compliance costs.
•Changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules.
•Changes in accounting principles, policies, or guidelines affecting the business we conduct.
•Acts of war or terrorism, natural disasters, pandemics, and other external events.
•Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, products, services, and prices.
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

PENDING ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
The Company will adopt Accounting Standards Update 2016-13 on January 1, 2020, as issued by the Financial Accounting Standards Board. Management is continuing its implementation efforts, which are led by a cross-functional working group. Management is in the process of determining the impact of the adoption of this guidance on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios. Management has completed its development of the forecasting model for all portfolio segments, which includes the establishment of economic factors, a one-year forecast period, and a one-year reversion to the historical average after the forecast period. Management will continue to evaluate and refine the overall process as well as its internal controls through the first quarter of 2020. Based on current economic conditions, management expects the allowance for credit losses to increase approximately 65% to 85%, or $70 million to $95 million, upon adoption, which includes approximately 45%, or $50 million, attributable to acquired loans. Approximately $30 million of the acquired loan impact is related to the transition from current purchased credit impaired treatment to purchased credit deteriorated treatment, which has no impact on regulatory capital. Tier 1 capital ratios are expected to decrease 25 to 40 basis points upon adoption, which management believes can be absorbed by the Company's earnings over one to two quarters. However, the extent of the increase in the allowance for credit losses to total loans will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date. For additional discussion of accounting pronouncements pending adoption, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 8 of this Form 10-K.
SIGNIFICANT EVENTS
Pending Acquisitions
Park Bank
On August 27, 2019, the Company entered into a merger agreement to acquire Bankmanagers, the holding company for Park Bank, based in Milwaukee, Wisconsin. As of September 30, 2019, Bankmanagers had approximately $1.0 billion of assets, $875 million of deposits, and $700 million of loans. The merger agreement provides for a fixed exchange ratio of 29.9675 shares of Company common stock, plus $623.02 of cash, for each share of Bankmanagers common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $195 million. The transaction is subject to customary regulatory approvals and the completion of various closing conditions.
Completed Acquisitions
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview, the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $710.6 million of loans, net of fair value adjustments. The merger consideration totaled $135.4 million and consisted of 4.7 million shares of Company common stock and $37.1 million of cash. All Bridgeview operating systems were converted to our operating platform during the second quarter of 2019.
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak, a registered investment adviser based in Milwaukee, Wisconsin with approximately $800 million of assets under management at closing.
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States, the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $579.3 million of assets, $463.2 million of deposits, and $284.9 million of loans, net of fair value adjustments. The merger consideration totaled $83.3 million and consisted of 3.3 million shares of Company common stock. All Northern States operating systems were converted to our operating platform during the fourth quarter of 2018.
Delivering Excellence Initiative
During 2018, the Company initiated certain actions in connection with its Delivering Excellence initiative. This initiative further demonstrates the Company's ongoing commitment to providing service excellence to its clients, as well as maximizing both the efficiency and scalability of its operating platform. Components of Delivering Excellence include improved delivery of services to clients through streamlined processes, the consolidation or closing of 19 locations, organizational realignments, and several revenue growth opportunities. The implementation of this initiative resulted in pre-tax implementation costs of $1.2 million and $20.4 million for the years ended December 31, 2019 and 2018, respectively.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Operating Results
Interest income	$698,739	$582,492	$509,716
Interest expense	110,257	65,870	37,712
Net interest income	588,482	516,622	472,004
Provision for loan losses	44,027	47,854	31,290
Noninterest income	162,879	144,592	163,149
Noninterest expense	441,395	416,303	415,909
Income before income tax expense	265,939	197,057	187,954
Income tax expense	66,201	39,187	89,567
Net income	$199,738	$157,870	$98,387
Weighted-average diluted common shares outstanding	108,584	102,854	101,443
Diluted earnings per common share	$1.82	$1.52	$0.96
Diluted earnings per common share, adjusted(1)	$1.98	$1.67	$1.35
Performance Ratios
Return on average common equity	8.74%	8.14%	5.32%
Return on average common equity, adjusted(1)	9.50%	8.91%	7.45%
Return on average tangible common equity	14.50%	13.87%	9.44%
Return on average tangible common equity, adjusted(1)	15.71%	15.13%	13.06%
Return on average assets	1.17%	1.07%	0.70%
Return on average assets, adjusted(1)	1.28%	1.17%	0.98%
Tax-equivalent net interest margin(1)(2)	3.90%	3.90%	3.87%
Tax-equivalent net interest margin, adjusted(1)(2)	3.67%	3.75%	3.59%
Efficiency ratio(1)	55.00%	57.87%	60.09%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
(2)See the section of this Item 7 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of December 31,
	2019	2018	$ Change	% Change
Balance Sheet Highlights
Total assets	$17,850,397	$15,505,649	$2,344,748	15.1
Total loans	12,840,330	11,446,783	1,393,547	12.2
Total deposits	13,251,278	12,084,112	1,167,166	9.7
Core deposits	10,217,824	9,543,208	674,616	7.1
Loans to deposits	96.9%	94.7%
Core deposits to total deposits	77.1%	79.0%
Asset Quality Highlights
Non-accrual loans	$82,269	$56,935	$25,334	44.5
90 days or more past due loans, still accruing interest(1)	5,001	8,282	(3,281)	(39.6)
Total non-performing loans	87,270	65,217	22,053	33.8
Accruing troubled debt restructurings ("TDRs")	1,233	1,866	(633)	(33.9)
Foreclosed assets(2)	20,458	12,821	7,637	59.6
Total non-performing assets	$108,961	$79,904	$29,057	36.4
30-89 days past due loans(1)	$31,958	$37,524	$(5,566)	(14.8)
Non-performing assets to loans plus foreclosed assets	0.85%	0.70%
Allowance for Credit Losses
Allowance for credit losses	$109,222	$103,419	$5,803	5.6
Allowance for credit losses to total loans(3)	0.85%	0.90%
Allowance for credit losses to total loans, excluding acquired loans(4)	0.95%	1.01%
Allowance for credit losses to non-accrual loans(3)	132.76%	181.64%
(1)Purchased credit impaired ("PCI") loans with accretable yield are considered current and are not included in past due loan totals.
(2)Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statement of Financial Condition.
(3)This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses on acquired loans is established as necessary to reflect credit deterioration. A discussion of the allowance for acquired loan losses and the related acquisition adjustment is presented in the section of this Item 7 titled "Loan Portfolio and Credit Quality."
(4)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019, 2018, and 2017, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Other interest-earning assets	$206,206	$4,893	2.37	$142,202	$2,047	1.44	$229,814	$2,643	1.15
Securities:
Trading - taxable(1)	—	—	—	—	—	—	19,462	251	1.29
Equity - taxable(1)	38,430	624	1.62	30,140	505	1.68	—	—	—
Investment securities - taxable	2,405,269	65,668	2.73	1,946,759	50,339	2.59	1,681,978	35,569	2.11
Investment securities - nontaxable(2)	249,830	8,413	3.37	232,309	5,060	2.18	262,169	9,759	3.72
Total securities	2,693,529	74,705	2.77	2,209,208	55,904	2.53	1,963,609	45,579	2.32
FHLB and Federal Reserve Bank stock	98,724	3,421	3.47	81,434	2,747	3.37	60,649	1,626	2.68
Loans(2)(3)	12,197,917	620,592	5.09	10,921,795	526,068	4.82	10,163,119	467,829	4.60
Total interest-earning assets(2)(3)	15,196,376	703,611	4.63	13,354,639	586,766	4.39	12,417,191	517,677	4.17
Cash and due from banks	220,944			196,709			187,219
Allowance for loan losses	(109,880)			(101,039)			(95,054)
Other assets	1,699,621			1,351,272			1,469,337
Total assets	$17,007,061			$14,801,581			$13,978,693
Liabilities and Stockholders' Equity
Savings deposits	$2,054,572	1,220	0.06	$2,031,001	1,464	0.07	$2,039,986	1,568	0.08
NOW accounts	2,280,956	10,573	0.46	2,088,317	6,566	0.31	1,990,021	2,640	0.13
Money market deposits	1,995,196	13,481	0.68	1,794,363	5,409	0.30	1,925,273	2,739	0.14
Total interest-bearing core deposits	6,330,724	25,274	0.40	5,913,681	13,439	0.23	5,955,280	6,947	0.12
Time deposits	2,890,827	52,324	1.81	1,979,530	24,335	1.23	1,558,831	9,237	0.59
Total interest-bearing deposits	9,221,551	77,598	0.84	7,893,211	37,774	0.48	7,514,111	16,184	0.22
Borrowed funds	1,210,246	18,228	1.51	946,536	15,388	1.63	622,091	9,100	1.46
Senior and subordinated debt	223,148	14,431	6.47	197,564	12,708	6.43	194,891	12,428	6.38
Total interest-bearing liabilities	10,654,945	110,257	1.03	9,037,311	65,870	0.73	8,331,093	37,712	0.45
Demand deposits	3,772,276			3,600,369			3,520,737
Total funding sources	14,427,221		0.76	12,637,680		0.52	11,851,830		0.32
Other liabilities	312,487			241,374			293,983
Stockholders' equity - common	2,267,353			1,922,527			1,832,880
Total liabilities and stockholders' equity	$17,007,061			$14,801,581			$13,978,693
Tax-equivalent net interest income/margin(2)		593,354	3.90		520,896	3.90		479,965	3.87
Tax-equivalent adjustment		(4,872)			(4,274)			(7,961)
Net interest income (GAAP)		$588,482			$516,622			$472,004
Impact of acquired loan accretion(2)		$35,578	0.23		$19,548	0.15		$33,923	0.28
Tax-equivalent net interest income/margin, adjusted(2)		$557,776	3.67		$501,348	3.75		$446,042	3.59
(1)As a result of accounting guidance adopted in 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented as equity securities in the Consolidated Statements of Financial Condition for periods subsequent to December 31, 2017.
(2)Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior periods are presented using the federal income tax rate applicable at that time of 35%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. For a discussion of tax-equivalent net interest income/margin, net interest income (GAAP), and tax-equivalent net interest income/margin, adjusted, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
(3)Non-accrual loans, which totaled $82.3 million as of December 31, 2019, $56.9 million as of December 31, 2018, and $66.9 million as of December 31, 2017, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the section of this Item 7 titled "Non-Performing Assets and Performing Potential Problem Loans."

2019 Compared to 2018
Net interest income was $588.5 million for 2019 compared to $516.6 million for 2018, an increase of 13.9%. The rise in net interest income resulted primarily from growth in loans and securities, the impact of higher market rates on loan and investment yields, higher acquired loan accretion, and the acquisition of interest-earning assets from the Bridgeview transaction in the second quarter of 2019 and the Northern States transaction in the fourth quarter of 2018, partially offset by higher cost of funds.
Acquired loan accretion contributed $35.6 million and $19.5 million to net interest income for 2019 and 2018, respectively.
Tax-equivalent net interest margin was 3.90% for 2019 consistent with 2018. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 3.67%, down 8 basis points from 2018. The decrease was driven primarily by actions taken to reduce rate sensitivity and higher cost of funds, partially offset by the impact of higher yields on loans and securities.
Total average interest-earning assets were $15.2 billion for 2019, an increase of $1.8 billion, or 13.8%, from 2018. The increase resulted from growth in loans and securities purchases as well as the acquisition of interest-earning assets from the Bridgeview and Northern States transactions.
Total average interest-bearing liabilities were $10.7 billion for 2019, an increase of $1.6 billion, or 17.9%, from 2018. The increase resulted from deposits assumed in the Bridgeview and Northern States transactions, FHLB advances, and organic growth in deposits.
2018 Compared to 2017
Net interest income was $516.6 million for 2018 compared to $472.0 million for 2017, an increase of 9.5%. The rise in net interest income resulted primarily from higher interest rates, growth in loans and securities, and the acquisition of interest-earning assets from the Northern States transaction, partially offset by higher cost of funds and lower acquired loan accretion.
Acquired loan accretion contributed $19.5 million and $33.9 million to net interest income for 2018 and 2017, respectively.
Tax-equivalent net interest margin was 3.90% for 2018, up 3 basis points from 2017. Compared to 2017, the benefit of higher interest rates more than offset the rise in funding costs, a 13 basis point decrease in acquired loan accretion, and a 3 basis point reduction in the tax-equivalent adjustment as a result of lower federal income tax rates.
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

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2019 compared to 2018			2018 compared to 2017
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$1,169	$1,677	$2,846	$(1,757)	$1,161	$(596)
Securities:
Trading – taxable	—	—	—	(251)	—	(251)
Equity – taxable	134	(15)	119	505	—	505
Investment securities – taxable	12,395	2,934	15,329	6,072	8,698	14,770
Investment securities – nontaxable(2)	407	2,946	3,353	(1,013)	(3,686)	(4,699)
Total securities	12,936	5,865	18,801	5,313	5,012	10,325
FHLB and Federal Reserve Bank stock	597	77	674	639	482	1,121
Loans(2)	63,892	30,632	94,524	35,497	22,742	58,239
Total tax-equivalent interest income(2)	78,594	38,251	116,845	39,692	29,397	69,089
Savings deposits	22	(266)	(244)	(3)	(101)	(104)
NOW accounts	642	3,365	4,007	135	3,791	3,926
Money market deposits	655	7,417	8,072	(169)	2,839	2,670
Total interest-bearing core deposits	1,319	10,516	11,835	(37)	6,529	6,492
Time deposits	13,827	14,162	27,989	3,008	12,090	15,098
Total interest-bearing deposits	15,146	24,678	39,824	2,971	18,619	21,590
Borrowed funds	3,662	(822)	2,840	5,311	977	6,288
Senior and subordinated debt	1,644	79	1,723	179	101	280
Total interest expense	20,452	23,935	44,387	8,461	19,697	28,158
Tax-equivalent net interest income(2)	$58,142	$14,316	$72,458	$31,231	$9,700	$40,931
(1)For purposes of this table, changes that are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.
(2)Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented at the current federal income tax rate of 21% and the prior periods are presented using the federal income tax rate applicable at that time of 35%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2019 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2019	2018	2017	2019-2018	2018-2017
Service charges on deposit accounts	$49,424	$48,715	$48,368	1.5	0.7
Wealth management fees	48,337	43,512	41,321	11.1	5.3
Card-based fees, net(1)(2):
Card-based fees	27,673	24,552	28,992	12.7	(15.3)
Cardholder expenses	(9,540)	(7,528)	—	26.7	N/M
Card-based fees, net	18,133	17,024	28,992	6.5	(41.3)
Capital market products income	13,931	7,721	8,171	80.4	(5.5)
Mortgage banking income	10,105	7,094	8,131	42.4	(12.8)
Merchant servicing fees, net(1):
Merchant servicing fees	11,005	10,058	10,340	9.4	(2.7)
Merchant card expenses	(9,582)	(8,593)	—	11.5	N/M
Merchant servicing fees, net	1,423	1,465	10,340	(2.9)	(85.8)
Other service charges, commissions, and fees	9,940	9,425	9,843	5.5	(4.2)
Total fee-based revenues	151,293	134,956	155,166	12.1	(13.0)
Net securities losses(3)	—	—	(1,876)	—	N/M
Other income(4)	11,586	9,636	9,859	20.2	(2.3)
Total noninterest income	$162,879	$144,592	$163,149	12.6	(11.4)
Accounting reclassification(1)	—	—	(15,700)	—	N/M
Net securities losses(3)	—	—	1,876	—	N/M
Total noninterest income, adjusted(5)	$162,879	$144,592	$149,325	12.6	(3.2)
N/M – Not meaningful.
(1)As a result of accounting guidance adopted in 2018 (the "accounting reclassification"), certain noninterest income line items and the related noninterest expense line items that are presented on a gross basis for 2017 are presented on a net basis in noninterest income for subsequent periods.
(2)Card-based fees, net consists of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks. In addition, the related cardholder expense is included for 2019 and 2018 as a result of the accounting reclassification.
(3)For a discussion of this item, see the section of this Item 7 titled "Investment Portfolio Management."
(4)Other income consists primarily of BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
(5)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
2019 Compared to 2018
Total noninterest income was $162.9 million, increasing by 12.6% compared to 2018. The increase in wealth management fees compared to 2019 was driven primarily by customers acquired in the Northern Oak transaction, continued sales of fiduciary and investment advisory services to new and existing clients, and a higher market environment. Net card-based fees increased due to higher transaction volumes and customers acquired in the Bridgeview and Northern States transactions. The increase in capital market products income compared to 2019 was a result of higher sales to corporate clients reflecting the lower long-term rate environment. Mortgage banking income for 2019 resulted from sales of $464.9 million of 1-4 family mortgage loans in the secondary market compared to sales of $240.8 million during 2018. In addition, mortgage banking income for 2019 was negatively impacted by changes in the fair value of mortgage servicing rights, reflective of lower mortgage rates. Other income was elevated compared to 2018 due primarily to benefit settlements on BOLI.
2018 Compared to 2017
Total noninterest income was $144.6 million, decreasing by 11.4% compared to 2017. In 2018, the Company adopted accounting guidance that impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for 2018 versus a gross basis within noninterest expense for 2017. Excluding the accounting reclassification and net securities losses, noninterest income was down $4.7 million, or 3.2%, from 2017. This decrease was due primarily to the $6.0 million reduction of interchange revenue within card-based fees as Durbin became effective for the Company in the third quarter of 2017.
The increase in wealth management fees compared to 2017 was driven primarily by continued sales of fiduciary and investment advisory services and the full year impact of services provided to customers acquired in the Premier transaction, which was partially offset by the lower market environment. Net card-based fees, excluding the accounting reclassification and the impact of Durbin, were up by 8.7% due to higher transaction volumes. Noninterest income for 2018 was impacted by lower capital market products income, which fluctuates from year to year based on the size and frequency of sales to corporate clients. Mortgage banking income for 2018 resulted from sales of $240.8 million of 1-4 family mortgage loans in the secondary market compared to sales of $252.7 million during 2017. In addition, mortgage banking income for 2018 was negatively impacted by changes in the fair value of mortgage servicing rights, reflective of lower mortgage rates.
Net securities losses of $1.9 million were recognized during 2017 in connection with gains from the strategic repositioning of the securities portfolio, which were more than offset by losses due to certain actions taken in light of federal income tax reform.

Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2019 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2019	2018	2017	2019-2018	2018-2017
Salaries and employee benefits:
Salaries and wages	$197,640	$181,164	$182,507	9.1	(0.7)
Retirement and other employee benefits	42,879	43,104	41,886	(0.5)	2.9
Total salaries and employee benefits	240,519	224,268	224,393	7.2	(0.1)
Net occupancy and equipment expense	56,334	53,434	49,751	5.4	7.4
Professional services	39,941	32,681	33,689	22.2	(3.0)
Technology and related costs	19,758	19,220	18,068	2.8	6.4
Advertising and promotions	11,561	9,248	8,694	25.0	6.4
Amortization of other intangible assets	10,481	7,444	7,865	40.8	(5.4)
FDIC premiums	8,353	10,584	8,987	(21.1)	17.8
Net OREO expense	2,436	1,162	4,683	109.6	(75.2)
Merchant card expense(1)	—	—	8,377	—	N/M
Cardholder expenses(1)	—	—	7,323	—	N/M
Other expenses	28,995	28,236	23,956	2.7	17.9
Acquisition and integration related expenses	21,860	9,613	20,123	127.4	(52.2)
Delivering Excellence implementation costs	1,157	20,413	—	(94.3)	100.0
Total noninterest expense	$441,395	$416,303	$415,909	6.0	0.1
Acquisition and integration related expenses	$(21,860)	$(9,613)	$(20,123)	127.4	(52.2)
Delivering Excellence implementation costs	(1,157)	(20,413)	—	(94.3)	N/M
Accounting reclassification(1)	—	—	(15,700)	—	N/M
Special bonus	—	—	(1,915)	—	N/M
Charitable contribution	—	—	(1,600)	—	N/M
Total noninterest expense, adjusted(2)	$418,378	$386,277	$376,571	8.3	2.6
N/M – Not meaningful.
(1)As a result of the accounting reclassification, certain noninterest income line items and the related noninterest expense line items that are presented on a gross period for the prior periods are presented on a net basis in noninterest income for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Consolidated Financial Statements" in Item 1 of this Form 10-K.
(2) This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

2019 Compared to 2018
Total noninterest expense for 2019 increased by 6.0% compared to 2018. Noninterest expense for 2019 and 2018 was impacted by acquisition and integration related expenses and costs related to the implementation of the Delivering Excellence initiative. Excluding these items, noninterest expense for 2019 was up by 8.3%, from 2018, which resulted in an efficiency ratio of 55% for 2019, improved from 58% for 2018.
Operating costs associated with the Bridgeview and Northern Oak transactions completed during the first half of 2019, as well as the full year impact of the Northern States transaction completed during the fourth quarter of 2018, contributed to the increase in noninterest expense compared to 2018. These costs primarily occurred within salaries and employee benefits, net occupancy and equipment expense, professional services, advertising and promotions, and other expenses.
The increase in salaries and employee benefits compared to 2018 was driven primarily by merit increases, and higher commissions resulting from sales of 1-4 family mortgage loans in the secondary market, partially offset by the ongoing benefits of the Delivering Excellence initiative. Compared to 2018, net occupancy and equipment expense increased due to a deferred gain no longer being included as a reduction to expense upon adoption of lease accounting guidance at the beginning of 2019, partially offset by the ongoing benefits of the Delivering Excellence initiative. Professional services increased compared to 2018 as a result of technology and process enhancements due to organizational growth. Compared to 2018, the increase in advertising and promotions expense was impacted by higher costs related to marketing campaigns. FDIC premiums decreased compared to 2018 due to small bank assessment credits received. Net OREO expense for 2019 was impacted by sales of properties at a loss, partially offset by positive valuation adjustments.
Acquisition and integration related expenses for 2019 resulted from the acquisition of Northern States, Northern Oak, and Bridgeview, as well as the pending acquisition of Park Bank. Acquisition and integration related expenses for 2018 resulted from the acquisition of Northern States.
2018 Compared to 2017
Total noninterest expense for 2018 was consistent with 2017. During 2018, noninterest expense was impacted by costs related to the implementation of the Delivering Excellence initiative, which include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services. In 2018, the Company adopted accounting guidance that impacted how cardholder and merchant card expenses are presented within noninterest income on a prospective basis. As a result, these expenses are presented on a net basis against the related noninterest income for 2018 versus a gross basis within noninterest expense for 2017. Expenses for all periods presented were impacted by acquisition and integration related expenses associated with pending and completed transactions. In addition, salaries and wages and advertising and promotions expense were impacted by the special bonus paid and charitable contribution made in connection with federal income tax reform in 2017. Excluding these items, noninterest expense for 2018 was up $9.7 million, or 2.6%, from 2017. This increase was impacted by approximately $2.0 million of operating costs associated with the Northern States transaction.
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
Acquisition and integration related expenses resulted from the acquisitions of Standard and Premier for 2017.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Income before income tax expense	$265,939	$197,057	$187,954
Income tax expense:
Federal income tax expense	$48,262	$27,986	$81,321
State income tax expense	17,939	11,201	8,246
Total income tax expense	$66,201	$39,187	$89,567
Effective income tax rate	24.9%	19.9%	47.7%
Effective income tax rate, adjusted(1)	24.9%	23.8%	35.0%
(1)For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
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
The Tax Cuts and Jobs Act ("federal income tax reform") was enacted on December 22, 2017. The new law enacted various changes to the federal corporate income tax, the most impactful was the reduction in the top corporate tax rate from 35% to a flat 21%.
The increase in the effective tax rate and income tax expense for 2019 compared to 2018 was due primarily to a rise in income subject to tax at statutory rates. The effective tax rate and total income tax expense for 2018 was impacted by $7.8 million of income tax benefits resulting from federal income tax reform. Income tax expense for 2017 was elevated as a result of the downward remeasurement of DTAs by $26.6 million due to federal income tax reform as well as a $2.8 million benefit as a result of changes in Illinois income tax rates. Excluding these items, the Company's effective income tax rate was 23.8% for 2018 compared to 35.0% for 2017, which reflects the decrease in the effective federal income tax rate from 35% to 21% in 2018.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 16 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2019			2018			2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$33,939	$34,075	1.2	$37,925	$37,767	1.7	$46,529	$46,345	2.5
U.S. agency securities	249,502	248,424	8.6	144,125	142,563	6.3	157,636	156,847	8.3
Collateralized mortgage obligations ("CMOs")	1,547,805	1,557,671	54.2	1,336,531	1,315,209	57.9	1,113,019	1,095,186	58.1
Other mortgage-backed securities ("MBSs")	678,804	684,684	23.8	477,665	466,934	20.5	373,676	369,543	19.6
Municipal securities	228,632	234,431	8.2	229,600	227,187	10.0	209,558	208,991	11.1
Corporate debt securities	112,797	114,101	4.0	86,074	82,349	3.6	—	—	—
Equity securities(1)	—	—	—	—	—	—	7,408	7,297	0.4
Total securities available-for-sale	$2,851,479	$2,873,386	100.0	$2,311,920	$2,272,009	100.0	$1,907,826	$1,884,209	100.0
Securities Held-to-Maturity
Municipal securities	$21,997	$21,234		$10,176	$9,871		$13,760	$12,013
Equity Securities(1)		$42,136			$30,806			$—
Trading Securities(1)		$—			$—			$20,447
(1)As a result of accounting guidance adopted in 2018, equity securities are no longer presented within trading securities or securities available-for-sale and are now presented within equity securities in the Consolidated Statements of Financial Condition for the current period. For further discussion of this guidance, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Item 8 of this Form 10-K.
Portfolio Composition
As of December 31, 2019, our securities available-for-sale portfolio totaled $2.9 billion, increasing by $601.4 million, or 26.5%, from December 31, 2018, following a 20.6% increase from December 31, 2017. The increase from December 31, 2018 was driven primarily by purchases of U.S. agency securities, CMOs, MBSs, and corporate debt securities, as well as $263.1 million of securities acquired in the Bridgeview transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of December 31, 2019 and 2018.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2019			2018
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.66%	0.69	2.27%	1.08%	1.12	2.23%
U.S. agency securities	3.07%	5.50	2.56%	1.56%	2.97	2.29%
CMOs	2.98%	4.59	2.55%	3.53%	4.71	2.72%
MBSs	4.05%	4.94	2.79%	4.26%	5.63	2.76%
Municipal securities	4.35%	4.58	2.77%	4.81%	5.05	2.65%
Corporate debt securities	1.39%	5.63	3.15%	0.00%	6.93	3.53%
Total securities available-for-sale	3.26%	4.75	2.65%	3.51%	4.85	2.72%
Securities Held-to-Maturity
Municipal securities	3.24%	4.09	4.52%	1.27%	1.35	3.54%
(1)The effective duration represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point increase or decrease in interest rates. This measure is used to evaluate the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future fair values since those values will be influenced by a number of factors.
(2)Average life is presented in years and represents the weighted-average time to receive half of all expected future cash flows using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.
(3)Yields on municipal securities are reflected on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented.
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.75 years and 3.26%, respectively, as of December 31, 2019, down from 4.85 years and 3.51% as of December 31, 2018. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Losses and Gains
There were no net securities gains (losses) recognized for the years ended December 31, 2019 and 2018.
There were $1.9 million of net securities losses for 2017 driven primarily by the opportunistic repositioning of the securities portfolio in light of market conditions in the second half of the year as well as strategic actions in connection with federal income tax reform, which included the liquidation of $47.7 million of collateralized debt obligations ("CDOs").
Unrealized Gains and Losses
Unrealized gains (losses) on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $21.9 million of unrealized gains as of December 31, 2019 compared to $39.9 million of unrealized losses as of December 31, 2018. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2019
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)
Securities Available-for-Sale
U.S. treasury securities	$20,944	2.24%	$12,995	2.31%	$—	—%	$—	—%
U.S. agency securities	93,871	2.66%	92,182	2.44%	63,449	2.60%	—	—%
CMOs(2)	285,623	2.56%	717,548	2.55%	544,634	2.55%	—	—%
MBSs(2)	124,668	2.78%	220,686	2.78%	333,450	2.80%	—	—%
Municipal securities(3)	17,040	2.82%	88,725	2.84%	122,867	2.70%	—	—%
Corporate debt securities(4)	—	—%	—	—%	112,797	3.15%	—	—%
Total available-for-sale securities	$542,146	2.62%	$1,132,136	2.61%	$1,177,197	2.70%	$—	—%
Securities Held-to-Maturity
Municipal securities(3)	$8,672	3.96%	$6,037	5.21%	$4,417	5.46%	$2,871	3.33%
(1)Based on amortized cost.
(2)The repricing distributions and yields to maturity of CMOs and MBSs are based on estimated future cash flows and prepayment assumptions. Actual repricings and yields of the securities may differ from those reflected in the table depending on actual interest rates and prepayment speeds.
(3)Yields on municipal securities are reflected on a tax-equivalent basis, assuming the applicable federal income tax rate for the periods presented. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.
(4)Yields on equity securities are presented on a tax-equivalent basis, assuming the applicable federal income tax rate for the periods presented. Maturity dates are based on contractual maturity or repricing characteristics.

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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 74.6% of total loans as of December 31, 2019. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total
Commercial and industrial	$4,481,525	34.9	$4,120,293	36.0	$3,529,914	33.8	$2,827,658	34.3	$2,524,726	35.3
Agricultural	405,616	3.2	430,928	3.8	430,886	4.1	389,496	4.7	387,440	5.4
Commercial real estate:
Office, retail, and industrial	1,848,718	14.4	1,820,917	15.9	1,979,820	19.0	1,581,967	19.2	1,395,586	19.5
Multi-family	856,553	6.7	764,185	6.7	675,463	6.5	614,052	7.4	528,343	7.4
Construction	593,093	4.6	649,337	5.6	539,820	5.2	451,540	5.5	216,882	3.0
Other commercial real estate	1,383,708	10.8	1,361,810	11.9	1,358,515	13.0	979,528	11.9	931,368	13.0
Total commercial real estate	4,682,072	36.5	4,596,249	40.1	4,553,618	43.7	3,627,087	43.9	3,072,179	42.9
Total corporate loans	9,569,213	74.6	9,147,470	79.9	8,514,418	81.6	6,844,241	82.9	5,984,345	83.6
Home equity	851,454	6.6	851,607	7.4	827,055	7.9	747,983	9.1	674,883	9.4
1-4 family mortgages	1,927,078	15.0	1,017,181	8.9	774,357	7.4	423,922	5.1	364,885	5.1
Installment	492,585	3.8	430,525	3.8	321,982	3.1	237,999	2.9	137,602	1.9
Total consumer loans	3,271,117	25.4	2,299,313	20.1	1,923,394	18.4	1,409,904	17.1	1,177,370	16.4
Total loans	$12,840,330	100.0	$11,446,783	100.0	$10,437,812	100.0	$8,254,145	100.0	$7,161,715	100.0
2019 Compared to 2018
Total loans of $12.8 billion as of December 31, 2019 reflect growth of $1.4 billion, or 12.2%, from December 31, 2018. Excluding loans acquired in the Bridgeview transaction, total loans grew by 7.1%. Total corporate loans benefited from growth in commercial and industrial loans, primarily within our sector-based and middle market lending businesses, as well as growth in multi-family loans. In addition, strong production within commercial real estate loans was offset by the impact of certain customers selling their commercial business or investment real estate properties, as well as refinancing with other banks and non-banks offering loan terms outside of our credit parameters. Growth in consumer loans benefited from purchases of 1-4 family mortgages and home equity loans, as well as organic growth.
2018 Compared to 2017
Total loans of $11.4 billion as of December 31, 2018 reflect growth of $1.0 billion, or 9.7%, from December 31, 2017. Excluding loans acquired in the Northern States transaction, total loans grew by approximately 7.1%. Growth in commercial and industrial loans was driven primarily by strong production in our sector-based lending. The rise in construction loans was due largely to draws on existing lines of credit. The overall decline in office, retail, and industrial and other commercial real estate loans resulted primarily from the decision of certain customers to opportunistically sell their commercial business and investment real estate properties, as well as expected payoffs. Growth in consumer loans benefited from organic production as well as the impact of purchases of 1-4 family mortgages, shorter-duration, floating rate home equity loans, and installment loans.
Comparisons of Prior Years (2017, 2016, and 2015)
Total loans of $10.4 billion as of December 31, 2017 reflects growth of $2.2 billion, or 26.5%, from December 31, 2016. Excluding loans acquired in the Standard transaction, total loans grew by 7.0%. Growth in commercial and industrial loans, primarily within our sector-based lending businesses and multi-family loans, contributed to the increase in total corporate loans. Total loans were also impacted by purchases of 1-4 family mortgages, installment loans, and shorter-duration, floating rate home equity loans.
Total loans of $8.3 billion as of December 31, 2016 reflects growth of $1.1 billion, or 15.3%, from December 31, 2015. Excluding loans acquired in the NI Bancshares transaction, total loans grew by 11.3%. Growth in commercial and industrial loans resulted primarily from broad-based increases within our middle market and sector-based lending business units. Office, retail, and industrial and multi-family loans increased due to organic growth. The increase in construction loans was driven primarily by select commercial projects for which permanent financing is expected upon their completion. The rise in consumer loans resulted from the continued expansion of mortgage and installment loans and the purchase of shorter-duration, floating rate home equity loans.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 38.1% of total loans and totaled $4.9 billion as of December 31, 2019, an increase of $335.9 million, or 7.4%, from December 31, 2018. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

The following table presents commercial real estate loan detail as of December 31, 2019, 2018, and 2017.
Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2019	% of Total	2018	% of Total	2017	% of Total
Office, retail, and industrial:
Office	$643,575	13.7	$708,146	15.4	$844,413	18.5
Retail	607,712	13.0	506,099	11.0	471,781	10.4
Industrial	597,431	12.8	606,672	13.2	663,626	14.6
Total office, retail, and industrial	1,848,718	39.5	1,820,917	39.6	1,979,820	43.5
Multi-family	856,553	18.3	764,185	16.7	675,463	14.8
Construction	593,093	12.7	649,337	14.1	539,820	11.8
Other commercial real estate:
Multi-use properties	300,488	6.4	309,199	6.7	330,926	7.3
Rental properties	277,350	5.9	235,851	5.1	197,579	4.3
Warehouses and storage	166,750	3.6	197,185	4.3	172,505	3.8
Hotels	127,213	2.7	128,199	2.8	97,016	2.1
Service stations and truck stops	114,205	2.4	100,293	2.2	107,834	2.4
Restaurants	102,341	2.2	115,667	2.5	112,547	2.5
Recreational	89,246	1.9	70,490	1.5	87,986	1.9
Other	206,115	4.4	204,926	4.5	252,122	5.6
Total other commercial real estate	1,383,708	29.5	1,361,810	29.6	1,358,515	29.9
Total commercial real estate	$4,682,072	100.0	$4,596,249	100.0	$4,553,618	100.0
Commercial real estate loans represent 36.5% of total loans and totaled $4.7 billion as of December 31, 2019, consistent with December 31, 2018.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 40% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of December 31, 2019. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 188% and construction loans to total capital was 31% as of December 31, 2019. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
Consumer Loans
Consumer loans represent 25.4% of total loans, and totaled $3.3 billion as of December 31, 2019, an increase of $971.8 million, or 42.3%, from December 31, 2018. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.

Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution and interest rate sensitivity of our corporate loan portfolio as of December 31, 2019, For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 12
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2019
Commercial, industrial, and agricultural	$1,563,332	$2,214,176	$1,109,633	$4,887,141
Commercial real estate	941,102	2,846,583	894,387	4,682,072
Total corporate loans	$2,504,434	$5,060,759	$2,004,020	$9,569,213
Loans by interest rate type:
Fixed interest rates	$977,468	$2,069,300	$421,256	$3,468,024
Floating interest rates	1,526,966	2,991,459	1,582,764	6,101,189
Total corporate loans	$2,504,434	$5,060,759	$2,004,020	$9,569,213
As of December 31, 2019, the composition of our corporate loans between fixed and floating interest rates was 36% and 64%, respectively. As of December 31, 2019, the Company hedged $815.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 49% of the total loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2019. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Non-performing Assets and Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 13
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	PCI(1)	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of December 31, 2019
Commercial and industrial	$40,742	$4,397,321	$11,260	$2,207	$29,995	$4,481,525
Agricultural	5,143	393,533	628	358	5,954	405,616
Commercial real estate:
Office, retail, and industrial	28,341	1,792,161	1,813	546	25,857	1,848,718
Multi-family	2,701	851,061	94	—	2,697	856,553
Construction	11,223	576,842	4,876	—	152	593,093
Other commercial real estate	56,803	1,318,909	2,738	529	4,729	1,383,708
Total commercial real estate	99,068	4,538,973	9,521	1,075	33,435	4,682,072
Total corporate loans	144,953	9,329,827	21,409	3,640	69,384	9,569,213
Home equity	2,724	835,851	4,290	146	8,443	851,454
1-4 family mortgages	18,628	1,897,713	5,092	1,203	4,442	1,927,078
Installment	849	490,557	1,167	12	—	492,585
Total consumer loans	22,201	3,224,121	10,549	1,361	12,885	3,271,117
Total loans	$167,154	$12,553,948	$31,958	$5,001	$82,269	$12,840,330
As of December 31, 2018
Commercial and industrial	$1,175	$4,076,842	$8,347	$422	$33,507	$4,120,293
Agricultural	3,282	425,041	940	101	1,564	430,928
Commercial real estate:
Office, retail and industrial	16,556	1,785,561	8,209	4,081	6,510	1,820,917
Multi-family	13,663	745,739	1,487	189	3,107	764,185
Construction	4,838	640,936	3,419	—	144	649,337
Other commercial real estate	54,763	1,297,191	4,805	2,197	2,854	1,361,810
Total commercial real estate	89,820	4,469,427	17,920	6,467	12,615	4,596,249
Total corporate loans	94,277	8,971,310	27,207	6,990	47,686	9,147,470
Home equity	1,916	839,206	4,988	104	5,393	851,607
1-4 family mortgages	16,655	991,842	3,681	1,147	3,856	1,017,181
Installment	962	427,874	1,648	41	—	430,525
Total consumer loans	19,533	2,258,922	10,317	1,292	9,249	2,299,313
Total loans	$113,810	$11,230,232	$37,524	$8,282	$56,935	$11,446,783
(1)PCI loans with an accretable yield are considered current.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 14
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2019	2018	2017	2016	2015
Non-accrual loans	$82,269	$56,935	$66,924	$59,289	$29,430
90 days or more past due loans, still accruing interest(1)	5,001	8,282	3,555	5,009	3,057
Total non-performing loans	87,270	65,217	70,479	64,298	32,487
Accruing TDRs	1,233	1,866	1,796	2,291	2,743
Foreclosed assets(2)	20,458	12,821	20,851	26,083	27,782
Total non-performing assets	$108,961	$79,904	$93,126	$92,672	$63,012
30-89 days past due loans(1)	$31,958	$37,524	$39,725	$21,043	$16,705
Non-accrual loans to total loans	0.64%	0.50%	0.64%	0.72%	0.41%
Non-performing loans to total loans	0.68%	0.57%	0.68%	0.78%	0.45%
Non-performing assets to loans plus foreclosed assets	0.85%	0.70%	0.89%	1.12%	0.88%
Interest income not recognized in the financial statements related to non-accrual loans for 2019					$3,596
(1)PCI loans with an accretable yield are considered current and not included in past due loan totals.
(2)Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statement of Financial Condition.
Non-performing Assets
Total non-performing assets represented 0.85% of total loans and foreclosed assets at December 31, 2019, compared to 0.70%, 0.89%, 1.12%, and 0.88% at December 31, 2018, 2017, 2016, and 2015, respectively, reflective of normal fluctuations. These fluctuations occurred within non-accrual loans and foreclosed assets and are isolated to certain credits for which the Company has remediation plans in place.

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
Table 15
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2019		2018		2017
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	9	$16,647	6	$6,240	11	$19,223
Commercial real estate:
Office, retail, and industrial	1	3,600	—	—	4	4,236
Multi-family	1	163	2	557	3	723
Other commercial real estate	1	170	1	181	1	192
Total commercial real estate loans	3	3,933	3	738	8	5,151
Total corporate loans	12	20,580	9	6,978	19	24,374
Home equity	8	276	11	440	15	824
1-4 family mortgages	6	637	11	1,060	11	1,131
Installment	4	254	—	—	—	—
Total consumer loans	18	1,167	22	1,500	26	1,955
Total TDRs	30	$21,747	31	$8,478	45	$26,329
Accruing TDRs	12	$1,233	15	$1,866	14	$1,796
Non-accrual TDRs	18	20,514	16	6,612	31	24,533
Total TDRs	30	$21,747	31	$8,478	45	$26,329
Year-to-date charge-offs on TDRs		$3,557		$3,925		$6,345
Specific reserves related to TDRs		2,245		—		1,977
As of December 31, 2019, TDRs totaled $21.7 million, increasing by $13.3 million from December 31, 2018. The increase was driven primarily by the extension of one non-accrual credit during 2019. The December 31, 2019 total includes $1.2 million in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
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
Table 16
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	December 31, 2019			December 31, 2018
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$47,665	$78,929	$126,594	$74,878	$59,597	$134,475
Agricultural	32,764	16,071	48,835	10,070	11,752	21,822
Commercial real estate	108,274	93,811	202,085	109,232	74,886	184,118
Total corporate performing potential problem loans(4)	$188,703	$188,811	$377,514	$194,180	$146,235	$340,415
Corporate performing potential problem loans to corporate loans	1.97%	1.97%	3.95%	2.12%	1.60%	3.72%
Corporate PCI performing potential problem loans included in the total above	$21,892	$46,207	$68,099	$14,650	$20,638	$35,288
(1)Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.
(2)Loans categorized as substandard exhibit a well-defined weakness that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured and collection of principal and interest is expected within a reasonable time.
(3)Total corporate performing potential problem loans excludes accruing TDRs.
(4)Includes corporate PCI performing potential problem loans.
Corporate performing potential problem loans were 3.95% of corporate loans as of December 31, 2019, up from 3.72% as of December 31, 2018. The increase resulted primarily from performing potential problem loans that were designated as PCI from the Bridgeview transaction.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 17
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of December 31,
	2019	2018	2017
Single-family homes	$1,636	$3,337	$837
Land parcels:
Raw land	—	—	850
Commercial lots	5,178	2,310	8,698
Single-family lots	1,543	1,962	2,150
Total land parcels	6,721	4,272	11,698
Multi-family units	—	—	48
Commercial properties	393	5,212	8,268
Total OREO	8,750	12,821	20,851
Other foreclosed assets(1)	11,708	—	—
Total	$20,458	$12,821	$20,851
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Other foreclosed assets as of December 31, 2019 includes the transfer of one corporate loan relationship for which the Company has remediation plans in place.
Foreclosed Assets Activity
A rollforward of foreclosed assets balances for the years ended December 31, 2019 and 2018 is presented in the following table.
Table 18
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018
Beginning balance	$12,821	$20,851
Transfers from loans	14,119	6,027
Acquisitions	6,003	2,549
Proceeds from sales	(12,112)	(16,953)
Gains on sales of foreclosed assets	246	1,959
Valuation adjustments	(619)	(1,612)
Ending balance	$20,458	$12,821

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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2019.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

An allowance for credit losses is established on loans originated by the Bank, acquired loans, and covered loans. Additional discussion regarding acquired and covered loans can be found in Notes 1 and 6 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides additional details related to acquired loans, the allowance for credit losses related to acquired loans, and the remaining acquisition adjustment associated with acquired loans as of and for the years ended December 31, 2019 and 2018.
Table 19
Allowance for Credit Losses and Acquisition Adjustment
(Dollar amounts in thousands)

	Loans, Excluding Acquired Loans	Acquired Loans(1)	Total
Year Ended December 31, 2019
Beginning balance	$102,222	$1,197	$103,419
Net charge-offs	(36,857)	(1,367)	(38,224)
Provision for loan losses	43,340	687	44,027
Ending balance	$108,705	$517	$109,222
As of December 31, 2019
Total loans	$11,483,281	$1,357,049	$12,840,330
Remaining acquisition adjustment(2)	N/A	87,651	87,651
Allowance for credit losses to total loans(3)	0.95%	0.04%	0.85%
Remaining acquisition adjustment to acquired loans	N/A	6.46%	N/A
Year Ended December 31, 2018
Beginning balance	$94,123	$2,606	$96,729
Net charge-offs	(40,786)	(578)	(41,364)
Provision for loan losses	48,885	(831)	48,054
Ending balance	$102,222	$1,197	$103,419
As of December 31, 2018
Total loans	$10,114,113	$1,332,670	$11,446,783
Remaining acquisition adjustment(2)	N/A	76,496	76,496
Allowance for credit losses to total loans(3)	1.01%	0.09%	0.90%
Remaining acquisition adjustment to acquired loans	N/A	5.74%	N/A
N/A - Not applicable.
(1)These amounts and ratios relate to the loans acquired in completed acquisitions.
(2)The remaining acquisition adjustment consists of $61.9 million and $25.7 million relating to PCI and non-purchased credit impaired ("non-PCI") loans, respectively, as of December 31, 2019, and $45.4 million and $31.1 million relating to PCI and non-PCI loans, respectively, as of December 31, 2018.
(3)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Excluding acquired loans, the allowance for credit losses to total loans was 0.95% as of December 31, 2019. The acquisition adjustment increased $11.2 million during the year ended December 31, 2019, driven primarily by the Bridgeview transaction, partly offset by acquired loan accretion, and resulted in a remaining acquisition adjustment as a percent of acquired loans of 6.46% as of December 31, 2019. Acquired loans that are renewed are no longer classified as acquired loans. These loans totaled $523.5 million and $458.0 million as of December 31, 2019 and 2018, respectively, and are included in loans, excluding acquired loans, and allocated an allowance in accordance with our allowance for loan losses methodology. In addition, there is an allowance for credit losses of $517,000 on acquired loans as of December 31, 2019.

Table 20
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Change in allowance for credit losses
Beginning balance	$103,419	$96,729	$87,083	$74,855	$74,510
Loan charge-offs:
Commercial, industrial, and agricultural	28,008	36,477	22,885	9,982	16,422
Office, retail, and industrial	2,800	2,286	190	4,707	2,899
Multi-family	340	5	—	307	568
Construction	10	1	38	134	139
Other commercial real estate	800	410	755	2,932	2,678
Consumer	14,250	8,806	6,955	5,231	4,211
Total loan charge-offs	46,208	47,985	30,823	23,293	26,917
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	4,815	2,946	4,150	2,451	2,588
Office, retail, and industrial	253	334	2,935	337	534
Multi-family	478	3	39	97	15
Construction	19	125	270	56	350
Other commercial real estate	357	1,532	244	524	2,031
Consumer	2,062	1,681	1,541	1,298	1,183
Total recoveries of loan charge-offs	7,984	6,621	9,179	4,763	6,701
Net loan charge-offs	38,224	41,364	21,644	18,530	20,216
Provision for loan losses	44,027	47,854	31,290	30,983	21,152
Increase (decrease) in reserve for unfunded commitments(1)	—	200	—	(225)	(591)
Total provision for loan losses and other expense	44,027	48,054	31,290	30,758	20,561
Ending balance	$109,222	$103,419	$96,729	$87,083	$74,855
Allowance for credit losses
Allowance for loan losses	$108,022	$102,219	$95,729	$86,083	$73,630
Reserve for unfunded commitments	1,200	1,200	1,000	1,000	1,225
Total allowance for credit losses	$109,222	$103,419	$96,729	$87,083	$74,855
Allowance for credit losses to loans(2)	0.85%	0.90%	0.93%	1.06%	1.05%
Allowance for credit losses to loans, excluding acquired loans(3)	0.95%	1.01%	1.07%	1.11%	1.11%
Allowance for credit losses to non-accrual loans	132.76%	181.64%	144.54%	146.88%	254.35%
Allowance for credit losses to non-performing loans	125.15%	158.58%	137.25%	135.44%	230.42%
Average loans	$12,197,917	$10,921,795	$10,163,119	$7,864,851	$6,858,193
Net loan charge-offs to average loans	0.31%	0.38%	0.21%	0.24%	0.29%
(1)Included in other noninterest expense in the Consolidated Statements of Income.
(2)This ratio includes acquired loans that are recorded at fair value through an acquisition adjustment, which incorporates credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment is accreted into income over future periods, an allowance for credit losses is established as necessary to reflect credit deterioration. See the Allowance for Credit Losses and Acquisition Adjustment table above for further discussion of the allowance for acquired loan losses and the related acquisition adjustment.
(3)This item is a non-GAAP measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Activity in the Allowance for Credit Losses
The allowance for credit losses was $109.2 million as of December 31, 2019, up compared to $103.4 million as of December 31, 2018, driven primarily by loan growth. The decrease in the allowance for credit losses to total loans to 0.85% as of December 31, 2019 from 0.90% as of December 31, 2018 was due primarily to loans acquired in the Bridgeview transaction, for which no allowance for credit losses was established at the time of acquisition in accordance with accounting guidance applicable to business combinations.
The allowance for credit losses was $103.4 million as of December 31, 2018, up compared to $96.7 million as of December 31, 2017, driven primarily by loan growth. The decrease in the allowance for credit losses to total loans to 0.90% as of December 31, 2018 from 0.93% as of December 31, 2017 was due primarily to loans acquired in the Northern States transaction.
The allowance for credit losses increased to $96.7 million as of December 31, 2017 from $87.1 million as of December 31, 2016, and $74.9 million as of December 31, 2015, driven primarily by loan growth and the impact of establishing an allowance on acquired loans.
Net loan charge-offs to average loans decreased to 0.31% for 2019 compared to 0.38% for 2018 and 0.21% for 2017.
Allocation of the Allowance for Credit Losses
Table 21
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2019	% of Total Loans(1)	2018	% of Total Loans(1)	2017	% of Total Loans(1)	2016	% of Total Loans(1)	2015	% of Total Loans(1)
Commercial, industrial, and agricultural	$62,830	38.1	$63,276	39.8	$55,791	37.9	$40,709	39.0	$37,074	40.7
Commercial real estate:
Office, retail, and industrial	7,580	14.4	7,900	15.9	10,996	19.0	17,595	19.2	13,124	19.5
Multi-family	2,950	6.7	2,464	6.7	2,534	6.5	3,261	7.4	2,469	7.4
Construction	1,740	4.6	2,181	5.6	3,501	5.2	3,586	5.4	1,533	3.0
Other commercial real estate	7,346	10.8	5,881	11.9	7,121	13.0	8,306	11.9	6,682	13.0
Total commercial real estate	19,616	36.5	18,426	40.1	24,152	43.7	32,748	43.9	23,808	42.9
Consumer	26,776	25.4	21,717	20.1	16,786	18.4	13,626	17.1	13,973	16.4
Total allowance for credit losses	$109,222	100.0	$103,419	100.0	$96,729	100.0	$87,083	100.0	$74,855	100.0
(1)Percentages represent total loans in each category to total loans.
INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective cash surrender value ("CSV") with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2019, the CSV of BOLI assets totaled $296.4 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2019, 54% of our total BOLI portfolio is invested in general account life insurance distributed among fifteen insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 46% is in separate account life insurance, which is managed by third-party investment advisers under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80% of their CSV, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

For the years ended December 31, 2019, 2018, and 2017, we had BOLI income of $8.4 million, $5.8 million, and $5.9 million, respectively.
GOODWILL
The carrying amount of goodwill was $796.8 million as of December 31, 2019 and $728.8 million as of December 31, 2018. Goodwill increased by $67.9 million from December 31, 2018, which consisted of $67.3 million related to the Bridgeview and Northern Oak acquisitions, and a $673,000 measurement period adjustment related to finalizing the fair values of assets acquired and liabilities assumed in the Northern States acquisition. For additional detail regarding goodwill, see Note 10 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2019, we performed our annual impairment test of goodwill at October 1, 2019 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2019.
DEFERRED TAX ASSETS
Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. For additional discussion of income taxes, see Notes 1 and 16 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Income tax expense recorded due to changes in uncertain tax positions is also described in Note 16.
Table 22
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2019	2018	2017	2019-2018	2018-2017
Net DTAs	$43,382	$60,129	$64,736	(27.9)	(7.1)
Management assessed whether it is more likely than not that all or some portion of the DTAs will not be realized. This assessment considered whether, in the periods of reversal, the DTAs can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and corporate performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. Based on this assessment, management determined that it is more likely than not that our DTAs will be fully realized and no valuation allowance is required as of December 31, 2019.
Net DTAs decreased in 2019 due primarily to securities valuation adjustments and the recognition of the remaining deferred gain on a sale-leaseback transaction, partially offset by net DTAs acquired as part of the Bridgeview acquisition. Net DTAs decreased in 2018 due primarily to additional 2017 tax return deductions, partially offset by net DTAs acquired as part of the Northern States acquisition.
FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds and incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 50.0% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2019, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of the Company on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $98.9 million for the year ended December 31, 2019. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $86.3 million of junior subordinated debentures, $147.6 million of subordinated notes, and cash and interest-

bearing deposits of $247.5 million as of December 31, 2019. On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2019, the Company entered into a third amendment to this credit facility, which extends the maturity to September 26, 2020. As of December 31, 2019, no amount was outstanding under the facility. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2019 are summarized in Notes 11 and 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 23
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2019	% of Total	2018	% of Total	2017	% of Total	2019-2018	2018-2017
Demand deposits	$3,772,276	26.1	$3,600,369	28.5	$3,520,737	29.7	4.8	2.3
Savings deposits	2,054,572	14.2	2,031,001	16.1	2,039,986	17.2	1.2	(0.4)
NOW accounts	2,280,956	15.8	2,088,317	16.5	1,990,021	16.8	9.2	4.9
Money market accounts	1,995,196	13.8	1,794,363	14.2	1,925,273	16.3	11.2	(6.8)
Core deposits	10,103,000	69.9	9,514,050	75.3	9,476,017	80.0	6.2	0.4
Time deposits	2,688,751	18.6	1,938,497	15.3	1,539,383	13.0	38.7	25.9
Brokered deposits	202,076	1.5	41,033	0.3	19,448	0.2	392.5	111.0
Total time deposits	2,890,827	20.1	1,979,530	15.6	1,558,831	13.2	46.0	27.0
Total deposits	12,993,827	90.0	11,493,580	90.9	11,034,848	93.2	13.1	4.2
Securities sold under agreements to repurchase	102,133	0.7	114,281	0.9	120,700	1.0	(10.6)	(5.3)
Federal funds purchased	40,914	0.3	6,178	0.1	—	—	562.3	—
FHLB advances	1,067,199	7.4	826,077	6.5	501,391	4.2	29.2	64.8
Total borrowed funds	1,210,246	8.4	946,536	7.5	622,091	5.2	27.9	52.2
Senior and subordinated debt	223,148	1.6	197,564	1.6	194,891	1.6	12.9	1.4
Total funding sources	$14,427,221	100.0	$12,637,680	100.0	$11,851,830	100.0	14.2	6.6
Average Funding Sources
Total average funding sources of $14.4 billion for 2019 increased by $1.8 billion, or 14.2%, from 2018. The increase in total average funding sources was driven by deposits assumed in the Bridgeview transaction in the second quarter of 2019 and Northern States transaction in the fourth quarter of 2018, FHLB advances, and organic deposit growth.
Total average funding sources of $12.6 billion for 2018 increased by $785.9 million, or 6.6%, from 2017. The increase resulted primarily from FHLB advances as well as the continued success of time deposit marketing initiatives. In addition, funding sources acquired in the Northern States acquisition contributed to the increase.
Time Deposits
Table 24
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

As of December 31, 2019
Three months or less	$734,738
Greater than three months to six months	325,399
Greater than six months to twelve months	262,790
Greater than twelve months	94,918
Total	$1,417,845

Borrowed Funds
Table 25
Borrowed Funds
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$103,515	0.07	$121,079	0.08	$124,884	0.07
Federal funds purchased	160,000	0.49	—	—	—	—
FHLB advances	1,395,243	1.34	785,000	2.53	590,000	1.22
Total borrowed funds	$1,658,758	1.18	$906,079	2.20	$714,884	1.02
Average for the year-to-date period:
Securities sold under agreements to repurchase	$102,133	0.08	$114,281	0.09	$120,700	0.07
Federal funds purchased	40,914	1.91	6,178	1.94	—	—
FHLB advances	1,067,199	1.63	826,077	1.84	501,391	1.80
Total borrowed funds	$1,210,246	1.51	$946,536	1.63	$622,091	1.46
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$122,441		$128,553		$140,764
Federal funds purchased	295,000		140,000		—
FHLB advances	1,547,000		1,105,000		940,000
Average borrowed funds totaled $1.2 billion, $946.5 million, and $622.1 million for 2019, 2018, and 2017, respectively. The increase in 2019 from 2018 and in 2018 from 2017 was due primarily to higher levels of FHLB advances. The weighted-average rate on FHLB advances for the year-to-date periods was impacted by the hedging of $560.0 million, $740.0 million, and $415.0 million of FHLB advances as of December 31, 2019, 2018, and 2017, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.81%, 1.92%, and 2.17% as of December 31, 2019, 2018, and 2017, respectively. For further discussion of interest rate swaps, see Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
During 2019, the Company renewed its loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility to provide that the credit facility will mature on September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of December 31, 2019, 2018, and 2017, no amount was outstanding under the facility.
We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date.
Senior and Subordinated Debt
Average senior and subordinated debt increased by $25.6 million, or 12.9%, from 2018 to 2019. The increase resulted from the acquisition of Bridgeview Statutory Trust I and Bridgeview Capital Trust II, as part of the Bridgeview acquisition completed during the second quarter of 2019. Average senior and subordinated debt increased $2.7 million, or 1.4%, from 2017 to 2018. The increase resulted from the acquisition of Northern States Statutory Trust I as part of the Northern States acquisition completed during the fourth quarter of 2018. See Note 13 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.

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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2019. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 26
Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	11	$10,217,824	$—	$—	$—	$10,217,824
Time deposits	11	2,800,474	184,946	47,686	348	3,033,454
Borrowed funds	12	933,515	—	200,243	525,000	1,658,758
Subordinated debt	13	—	—	—	233,948	233,948
Operating leases	8	17,855	35,880	36,265	103,967	193,967
Pension liability	17	8,478	11,172	9,474	41,112	70,236
Uncertain tax positions liability	16	N/M	N/M	N/M	N/M	16,384
Commitments to extend credit	21	N/M	N/M	N/M	N/M	2,976,142
Letters of credit	21	N/M	N/M	N/M	N/M	103,684
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
The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Bank to be categorized as "well-capitalized." We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels to be considered "well-capitalized," which is the highest capital category established. All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2019 and December 31, 2018.
Table 27
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2019
	As of December 31,		Regulatory Minimum For Well- Capitalized	Excess Over Required Minimums
	2019	2018
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.28%	11.39%	10.00%	13%	$180,985
Tier 1 capital to risk-weighted assets	10.51%	10.58%	8.00%	31%	$355,344
CET1 to risk-weighted assets	10.51%	10.58%	6.50%	62%	$568,029
Tier 1 capital to average assets	8.79%	9.41%	5.00%	76%	$642,701
Company regulatory capital ratios
Total capital to risk-weighted assets	12.96%	12.62%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	10.52%	10.20%	N/A	N/A	N/A
CET1 to risk-weighted assets	10.52%	10.20%	N/A	N/A	N/A
Tier 1 capital to average assets	8.81%	8.90%	N/A	N/A	N/A
Company tangible common equity ratios(1)(2)
Tangible common equity to tangible assets	8.81%	8.59%	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income, to tangible assets	8.82%	8.95%	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.51%	9.81%	N/A	N/A	N/A
N/A – Not applicable.
(1)Ratios are not subject to formal Federal Reserve regulatory guidance.
(2)Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
The Company's regulatory capital ratios as of December 31, 2019 generally increased compared to December 31, 2018, as strong earnings and deferred gains recognized due to the adoption of lease accounting guidance at the beginning of 2019 more than offset capital deployed for the Bridgeview and Northern Oak acquisitions, the impact of loan growth and securities purchases on risk-weighted assets, and stock repurchases.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2019 and 2018 for the Company and the Bank, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Stock Repurchase Programs
On March 19, 2019, the Company announced a stock repurchase program that authorized the Company to repurchase up to $180 million of its common stock from time to time on the open market or in privately negotiated transactions at the discretion of the Company. During 2019, the Company repurchased approximately 1.7 million shares of its common stock at a total cost of $33.9 million.
On February 19, 2020, the Board approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This new stock repurchase program replaces the prior $180 million program, which was scheduled to expire in March 2020. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time. Repurchases under the Company's repurchase programs are made at prices determined by the Company.
Shares repurchased, whether as part of or outside of the Board-approved program, are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 131,392 treasury shares in 2019 and 138,324 treasury shares in 2018 pursuant to these plans.
Dividends
The Board declared a quarterly cash dividend on the Company's common stock of $0.09 per share for the first quarter of 2017 with an increase in the quarterly cash dividend to $0.10 per share for each of the quarters thereafter in 2017. The Company increased the quarterly cash dividend to $0.11 per share for each of the first three quarters of 2018 with an increase to $0.12 per share for the fourth quarter of 2018 and first quarter of 2019. The quarterly cash dividend increased to $0.14 per share for each of the quarters from the second quarter of 2019 through the fourth quarter of 2019. The dividend for the fourth quarter of 2019 represents the 148th consecutive cash dividend paid by the Company since its inception in 1983.

QUARTERLY EARNINGS
Table 28
Quarterly Earnings Performance(1)
(Dollar amounts in thousands, except per share data)

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$176,604	$181,963	$177,682	$162,490	$159,527	$149,532	$142,088	$131,345
Interest expense	28,245	31,176	27,370	23,466	20,898	17,505	14,685	12,782
Net interest income	148,359	150,787	150,312	139,024	138,629	132,027	127,403	118,563
Provision for loan losses	9,594	12,498	11,491	10,444	9,811	11,248	11,614	15,181
Noninterest income	46,496	42,951	38,526	34,906	36,462	35,666	36,947	35,517
Noninterest expense	116,748	108,395	114,142	102,110	110,828	96,477	113,416	95,582
Income before income tax expense	68,513	72,845	63,205	61,376	54,452	59,968	39,320	43,317
Income tax expense	16,392	18,300	16,191	15,318	13,044	6,616	9,720	9,807
Net income	$52,121	$54,545	$47,014	$46,058	$41,408	$53,352	$29,600	$33,510
Basic earnings per common share	$0.47	$0.49	$0.43	$0.43	$0.39	$0.52	$0.29	$0.33
Diluted earnings per common share	$0.47	$0.49	$0.43	$0.43	$0.39	$0.52	$0.29	$0.33
Diluted earnings per common share, adjusted(2)	$0.51	$0.52	$0.50	$0.46	$0.48	$0.46	$0.40	$0.33
Dividends declared per common share	$0.14	$0.14	$0.14	$0.12	$0.12	$0.11	$0.11	$0.11
Return on average common equity	8.69%	9.22%	8.34%	8.66%	8.09%	10.99%	6.23%	7.19%
Return on average common equity, adjusted(2)	9.38%	9.68%	9.68%	9.22%	9.97%	9.73%	8.62%	7.19%
Return on average assets	1.16%	1.22%	1.13%	1.19%	1.06%	1.42%	0.81%	0.96%
Return on average assets, adjusted(2)	1.25%	1.28%	1.31%	1.27%	1.30%	1.26%	1.12%	0.96%
Tax-equivalent net interest income/margin	3.72%	3.82%	4.06%	4.04%	3.96%	3.92%	3.91%	3.80%
(1)All ratios are presented on an annualized basis.
(2)These ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
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

Allowance for Credit Losses
The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, actual loss experience, and consideration of current national and local economic trends and conditions, changes in interest rates and property values, and various internal and external qualitative factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan losses. For additional discussion of the allowance for credit losses, see Notes 1 and 7 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
On a quarterly basis, we assess securities with unrealized losses to determine whether OTTI has occurred. In evaluating OTTI, management considers many factors, including the severity and duration of the impairment, the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, intent to hold the security until its value recovers, and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in net securities losses, but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security in a short period of time or believes it is more likely than not that it will be required to sell the security prior to full recovery. The determination of OTTI is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Management also makes certain interpretations of federal and state income tax laws for which the outcome of the tax position may not be certain. Uncertain tax positions are periodically evaluated and we may establish tax reserves for benefits that may not be realized. For additional discussion of income taxes, see Notes 1 and 16 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired using the acquisition method of accounting. This method requires that all identifiable assets acquired and liabilities assumed in the transaction, both intangible and tangible, be recorded at their estimated fair value upon acquisition. Determining the fair value often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Goodwill is not amortized, instead, we assess the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired.
Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The determination of the useful lives over which an intangible asset will be amortized is subjective. Intangible assets are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may not be recoverable. For additional discussion of goodwill and other intangible assets, see Notes 1 and 10 of "Notes to the Consolidated financial Statements" in Item 8 of this Form 10-K.

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest income, adjusted, noninterest expense, adjusted, effective income tax rate, adjusted, allowance for credit losses to loans, excluding acquired loans, return on average common equity, adjusted, tangible book value, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, and return on average tangible common equity, adjusted.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include acquisition and integration related expenses associated with completed and pending acquisitions (all periods presented, excluding first and second quarter 2018), Delivering Excellence implementation costs (all periods in 2019 and 2018, excluding first quarter 2018), income tax benefits (third quarter and full year 2018), revaluation of DTAs (2017), certain actions resulting in securities losses and gains (2017), a special bonus to colleagues (2017), a charitable contribution to the First Midwest Charitable Foundation (2017), a net gain on sale-leaseback transaction (2016), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), and property valuation adjustments (2015). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest income, adjusted, which excludes the accounting reclassification and net securities losses and noninterest expense, adjusted, which excludes Delivering Excellence implementation costs, acquisition and integration related expenses, the accounting reclassification, a special bonus to colleagues, a charitable contribution to the First Midwest Charitable Foundation, and a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation. In addition, the Company presents the effective income tax rate, adjusted, which excludes certain income tax benefits resulting from federal income tax reform and the revaluation of DTAs. Management believes that excluding these items from noninterest income, noninterest expense, and the effective income tax rate may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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
Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Earnings Per Share
Net income	$199,738	$157,870	$98,387	$92,349	$82,064
Net income applicable to non-vested restricted shares	(1,681)	(1,312)	(916)	(1,043)	(882)
Net income applicable to common shares	198,057	156,558	97,471	91,306	81,182
Adjustments to net income:
Acquisition and integration related expenses	21,860	9,613	20,123	14,352	1,389
Tax effect of acquisition and integration related expenses	(5,466)	(2,403)	(8,053)	(5,741)	(556)
Delivering Excellence implementation costs	1,157	20,413	—	—	—
Tax effect of Delivering Excellence implementation costs	(291)	(5,104)	—	—	—
Income tax benefits(1)	—	(7,798)	—	—	—
DTA revaluation	—	—	23,709	—	—
Losses from securities portfolio actions	—	—	2,160	—	—
Tax effect of losses from securities portfolio actions	—	—	(885)	—	—
Special bonus	—	—	1,915	—	—
Tax effect of special bonus	—	—	(785)	—	—
Charitable contribution	—	—	1,600	—	—
Tax effect of charitable contribution	—	—	(656)	—	—
Net gain on sale-leaseback transaction	—	—	—	(5,509)	—
Tax effect of net gain on sale-leaseback transaction	—	—	—	2,204	—
Lease cancellation fee	—	—	—	950	—
Tax effect of lease cancellation fee	—	—	—	(380)	—
Property valuation adjustments	—	—	—	—	8,581
Tax effect of property valuation adjustments	—	—	—	—	(3,432)
Total adjustments to net income, net of tax	17,260	14,721	39,128	5,876	5,982
Net income applicable to common shares, adjusted	$215,317	$171,279	$136,599	$97,182	$87,164
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	108,156	102,850	101,423	79,797	77,059
Dilutive effect of common stock equivalents	428	4	20	13	13
Weighted-average diluted common shares outstanding	108,584	102,854	101,443	79,810	77,072
Basic EPS	$1.83	$1.52	$0.96	$1.14	$1.05
Diluted EPS	$1.82	$1.52	$0.96	$1.14	$1.05
Diluted EPS, adjusted(2)	$1.98	$1.67	$1.35	$1.22	$1.13
Effective Tax Rate
Income before income tax expense	$265,939	$197,057	$187,954	$138,520	$119,811
Income tax expense	$66,201	$39,187	$89,567	$46,171	$37,747
Income tax benefits(1)	—	7,798	—	—	—
DTA revaluation	—	—	(23,709)	—	—
Income tax expense, adjusted	$66,201	$46,985	$65,858	$46,171	$37,747
Effective income tax rate	24.89%	19.89%	47.65%	33.33%	31.51%
Effective income tax rate, adjusted	24.89%	23.84%	35.04%	33.33%	31.51%
Return on Average Assets
Net income	$199,738	$157,870	$98,387	$92,349	$82,064
Total adjustments to net income, net of tax(2)	17,260	14,721	39,128	5,876	5,982
Net income, adjusted(2)	$216,998	$172,591	$137,515	$98,225	$88,046
Average assets	$17,007,061	$14,801,581	$13,978,693	$10,934,240	$9,702,051
Return on average assets(3)	1.17%	1.07%	0.70%	0.84%	0.85%
Return on average assets, adjusted(2)(3)	1.28%	1.17%	0.98%	0.90%	0.91%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$198,057	$156,558	$97,471	$91,306	$81,182
Intangibles amortization	10,481	7,444	7,865	4,682	3,920
Tax effect of intangibles amortization	(2,621)	(1,919)	(3,183)	(1,873)	(1,568)
Net income applicable to common shares, excluding intangibles amortization	205,917	$162,083	$102,153	$94,115	$83,534
Total adjustments to net income, net of tax(2)	17,260	14,721	39,128	5,876	5,982
Net income applicable to common shares, excluding intangibles amortization, adjusted(2)	223,177	$176,804	$141,281	$99,991	$89,516
Average stockholders' equity	$2,267,353	$1,922,527	$1,832,880	$1,236,606	$1,132,058
Less: average intangible assets	(847,171)	(753,588)	(751,292)	(363,112)	(332,269)
Average tangible common equity	$1,420,182	$1,168,939	$1,081,588	$873,494	$799,789
Return on average common equity	8.74%	8.14%	5.32%	7.38%	7.17%
Return on average common equity, adjusted(2)	9.50%	8.91%	7.45%	7.86%	7.70%
Return on average tangible common equity	14.50%	13.87%	9.44%	10.77%	10.44%
Return on average tangible common equity, adjusted(2)	15.71%	15.13%	13.06%	11.45%	11.19%
Efficiency Ratio Calculation
Noninterest expense	$441,395	$416,303	$415,909	$339,500	$307,216
Less:
Net OREO expense	(2,436)	(1,162)	(4,683)	(3,024)	(5,281)
Acquisition and integration related expenses	(21,860)	(9,613)	(20,123)	(14,352)	(1,389)
Delivering Excellence implementation costs	(1,157)	(20,413)	—	—	—
Special bonus	—	—	(1,915)	—	—
Charitable contribution	—	—	(1,600)	—	—
Lease cancellation fee	—	—	—	(950)	—
Property valuation adjustments	—	—	—	—	(8,581)
Total	$415,942	$385,115	$387,588	$321,174	$291,965
Tax-equivalent net interest income(3)	$593,354	$520,896	$479,965	$358,334	$322,277
Noninterest income	162,879	144,592	163,149	159,312	136,581
Less:
Net securities losses (gains)	—	—	1,876	(1,420)	(2,373)
Net gain on sale-leaseback	—	—	—	(5,509)	—
Total	$756,233	$665,488	$644,990	$510,717	$456,485
Efficiency ratio	55.00%	57.87%	60.09%	62.89%	63.96%
Efficiency ratio (prior presentation)(4)	N/A	N/A	59.73%	62.59%	63.57%
Dividend Payout Ratio
Common dividends declared	$0.54	$0.45	$0.39	$0.36	$0.36
EPS	1.83	1.52	0.96	1.14	1.05
EPS, adjusted(2)	1.98	1.67	1.35	1.22	1.13
Dividend payout ratio	29.51%	29.61%	40.63%	31.58%	34.29%
Dividend payout ratio, adjusted(2)	27.27%	26.95%	28.89%	29.51%	31.86%
Book Value Per Share
Stockholders' equity	$2,370,793	$2,054,998	$1,864,874	$1,257,080	$1,146,268
Less: intangible assets	(875,262)	$(790,744)	$(754,757)	$(366,876)	$(339,277)
Tangible common equity	$1,495,531	$1,264,254	$1,110,117	$890,204	$806,991
Common shares outstanding	109,972	106,375	102,717	81,325	77,952
Book value per share	$21.56	$19.32	$18.16	$15.46	$14.70
Tangible book value per share	$13.60	$11.88	$10.81	$10.95	$10.35

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	As of December 31,
	2019	2018
Tangible Common Equity
Stockholders' equity	$2,370,793	$2,054,998
Less: goodwill and other intangible assets	(875,262)	(790,744)
Tangible common equity	1,495,531	1,264,254
Less: AOCI	1,954	52,512
Tangible common equity, excluding AOCI	$1,497,485	$1,316,766
Total assets	$17,850,397	$15,505,649
Less: goodwill and other intangible assets	(875,262)	(790,744)
Tangible assets	$16,975,135	$14,714,905
Risk-weighted assets	$14,225,444	$12,892,180
Tangible common equity to tangible assets	8.81%	8.59%
Tangible common equity, excluding AOCI, to tangible assets	8.82%	8.95%
Tangible common equity to risk-weighted assets	10.51%	9.81%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Performance
Net income	$52,121	$54,545	$47,014	$46,058	$41,408	$53,352	$29,600	$33,510
Net income applicable to non-vested restricted shares	(424)	(465)	(389)	(403)	(320)	(441)	(240)	(311)
Net income applicable to common shares	51,697	54,080	46,625	45,655	41,088	52,911	29,360	33,199
Adjustments to net income:
Acquisition and integration related expenses	5,258	3,397	9,514	3,691	9,553	60	—	—
Tax effect of acquisition and integration related expenses	(1,315)	(849)	(2,379)	(923)	(2,388)	(15)	—	—
Delivering Excellence implementation costs	223	234	442	258	3,159	2,239	15,015	—
Tax effect of Delivering excellence implementation costs	(56)	(59)	(111)	(65)	(790)	(560)	(3,754)	—
Income tax benefits(1)	—	—	—	—	—	(7,798)	—	—
Total adjustments to net income, net of tax	4,110	2,723	7,466	2,961	9,534	(6,074)	11,261	—
Net income applicable to common shares, adjusted	$55,807	$56,803	$54,091	$48,616	$50,622	$46,837	$40,621	$33,199
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	109,059	109,281	108,467	105,770	105,116	102,178	102,159	101,922
Dilutive effect of common stock equivalents	519	381	—	—	—	—	—	16
Weighted-average diluted common shares outstanding	109,578	109,662	108,467	105,770	105,116	102,178	102,159	101,938
Average stockholders' equity	$2,359,197	$2,327,279	$2,241,569	$2,138,281	$2,015.217	$1,909,330	$1,890,727	$1,873,419
Average assets	17,889,158	17,699,180	16,740,050	15,667,399	15,503,399	14,894,670	14,605,715	14,187,053
Diluted EPS	$0.47	$0.49	$0.43	$0.43	$0.39	$0.52	$0.29	$0.33
Diluted EPS, adjusted	$0.51	$0.52	$0.50	$0.46	$0.48	$0.46	$0.40	$0.33
Return on average common equity(5)	8.69%	9.22%	8.34%	8.66%	8.09%	10.99%	6.23%	7.19%
Return on average common equity, adjusted(2)(5)	9.38%	9.68%	9.68%	9.22%	9.97%	9.73%	8.62%	7.19%
Return on average assets(5)	1.16%	1.22%	1.13%	1.19%	1.06%	1.42%	0.81%	0.96%
Return on average assets, adjusted(2)(5)	1.25%	1.28%	1.31%	1.27%	1.30%	1.26%	1.12%	0.96%

(1)Includes certain income tax benefits resulting from federal income tax reform.
(2)Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.
(3)Presented on a tax-equivalent basis, assuming the applicable federal income tax rate for each period presented. As a result, interest income and yields on tax-exempt securities and loans subsequent to December 31, 2017 are presented using the current federal income tax rate of 21% and prior periods are computed using the federal income tax rate applicable at that time of 35%.
(4)Presented as calculated prior to March 31, 2018, which included a tax-equivalent adjustment for BOLI. Management believes that removing this adjustment from the current calculation of this metric enhances comparability for peer comparison purposes.
(5)Annualized based on the actual number of days for each period presented.

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 49% of the loan portfolio consisted of fixed rate loans and 51% were floating rate loans as of December 31, 2019, consistent with December 31, 2018. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps.
As of December 31, 2019, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 97% of the total compared to 3% for floating rate interest-bearing deposits in other banks, consistent with December 31, 2018. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of December 31, 2019 or December 31, 2018. On the liability side of the balance sheet, 77% and 79% of deposits as of December 31, 2019 and 2018, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of December 31, 2019
Dollar change	$59,842	$40,687	$21,525	$(32,217)
Percent change	10.3%	7.0%	3.7%	(5.6)%
As of December 31, 2018
Dollar change	$86,602	$57,888	$28,573	$(43,929)
Percent change	15.3%	10.2%	5.0%	(7.8)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of December 31, 2019 would increase net interest income by $21.5 million, or 3.7%, over the next twelve months compared to no change in interest rates. This same measure was $28.6 million, or 5.0%, as of December 31, 2018.
Overall, interest rate risk volatility as of December 31, 2019 compared to December 31, 2018 was lower as a result of actions taken to reduce rate sensitivity, which include the purchase of securities and loans, as well as the mix of interest-earning assets acquired in the Bridgeview transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Responsibility for Financial Statements
To Our Stockholders:
The accompanying consolidated financial statements of First Midwest Bancorp, Inc. (the "Company") were prepared by the Company's management, which is responsible for the integrity and objectivity of the data presented. In management's opinion, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with United States ("U.S.") generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed its unqualified opinion on these financial statements.
The Audit Committee of the Board of Directors, which oversees the Company's financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by NASDAQ's listing standards). The Audit Committee meets periodically with management, the Company's independent accountants, and the Company's internal auditors to review matters relating to the Company's financial statements, compliance with legal and regulatory requirements relating to financial reporting and disclosure, annual financial statement audit, engagement of independent accountants, internal audit function, and system of internal controls. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

/s/ MICHAEL L. SCUDDER	/s/ PATRICK S. BARRETT
Michael L. Scudder	Patrick S. Barrett
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions
Description of the Matter	As discussed in Note 3 to the consolidated financial statements, the Company acquired Bridgeview Bancorp, Inc. (Bridgeview) on May 9, 2019 for total consideration of $135.4 million consisting of 4,728,541 shares of Company stock and $37.1 million in cash. The Company acquired $710.6 million of loans, net of fair value adjustments. Approximately $108.8 million of the acquired loans were classified as purchased credit impaired (PCI) loans. The Company used a discounted cash flow model involving significant unobservable inputs and assumptions to measure the fair value of the PCI loans. The significant assumptions utilized in the cash flow model included the probability of default (PD), loss given default (LGD), and discount rate.

Auditing the Company's accounting for its acquisition of Bridgeview was complex due to the estimation uncertainty in determining the fair value of PCI loans, primarily due to the sensitivity of the fair value measurement to the significant underlying assumptions.

How we Addressed the Matter in Our Audit	We tested the design and operating effectiveness of the Company's controls over its accounting for acquisitions, including, among others, controls over the estimation process supporting the identification, recognition, and measurement of the PCI loans and management's judgments and evaluation of underlying assumptions used in the fair value measurement of the PCI loans.

To test the estimated fair value of the PCI loans, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the discounted cash flow model and significant assumptions. For example, we performed sensitivity analyses to evaluate the changes in the fair value of the PCI loans that would result from changes in the significant assumptions. We also tested the PD and LGD assumptions by comparing to loss expectations for similar acquisitions completed by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions, including the discount rate, used in the fair value estimates.

Allowance for Credit Losses
Description of the Matter	The Company's loan portfolio totaled $12.8 billion as of December 31, 2019, and the associated allowance for credit losses was $109 million. As discussed in Notes 1 and 7 to the consolidated financial statements, management's determination of the allowance for credit losses is subjective since it requires management judgment and estimation, including, but not limited to, the performance of the Company's loan portfolio, changes in interest rates and property values, amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current national and local economic trends, the interpretation of loan risk classifications by regulatory authorities, and various internal and external qualitative factors. Those qualitative factors which involve a higher degree of management judgment and estimation include, 1) the effect of any concentration of credit and changes in the level of concentrations, such as loan type or risk rating and 2) changes in the national and local economy that affect the collectability of various segments of the portfolio.

Auditing management's estimate of the allowance for credit losses involved a high degree of subjectivity, in particular due to management judgment involved in evaluating these two qualitative factors. Management's identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the allowance for credit losses.

How we Addressed the Matter in Our Audit	We obtained an understanding of the Company's process for establishing the allowance for credit losses, including the qualitative factors used in estimating the allowance for credit losses. Our audit procedures over the qualitative factors included testing controls over management's process for assessing, challenging, and reviewing the qualitative factors and controls over the clerical accuracy of the application of these factors within the allowance for credit losses.

We also performed audit procedures to test these qualitative factors, including, among others, agreeing the data used by management to supporting documentation, performing an independent search for relevant external market data to assess these qualitative factors, and performing an analysis of changes or lack of changes in these qualitative factors period over period, which considered the Company's historical loss experience, changes in the Company's loan portfolio, including loan type and risk ratings, and current economic conditions. We also considered the results of our other audit procedures to determine if they provided any corroborating or contrary evidence regarding these qualitative factors and performed an analysis of the Company's overall allowance for credit losses to those established by similar banking institutions with similar loan portfolios.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018.
We have served as the Company's auditor since 1996.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 28, 2020

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2019	2018
Assets
Cash and due from banks	$214,894	$211,189
Interest-bearing deposits in other banks	84,327	78,069
Equity securities, at fair value	42,136	30,806
Securities available-for-sale, at fair value	2,873,386	2,272,009
Securities held-to-maturity, at amortized cost (fair value 2019 – $21,234; 2018 – $9,871)	21,997	10,176
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	115,409	80,302
Loans	12,840,330	11,446,783
Allowance for loan losses	(108,022)	(102,219)
Net loans	12,732,308	11,344,564
Other real estate owned ("OREO")	8,750	12,821
Premises, furniture, and equipment, net	147,996	132,502
Investment in bank-owned life insurance ("BOLI")	296,351	296,733
Goodwill and other intangible assets	875,262	790,744
Accrued interest receivable and other assets	437,581	245,734
Total assets	$17,850,397	$15,505,649
Liabilities
Noninterest-bearing deposits	$3,802,422	$3,642,989
Interest-bearing deposits	9,448,856	8,441,123
Total deposits	13,251,278	12,084,112
Borrowed funds	1,658,758	906,079
Senior and subordinated debt	233,948	203,808
Accrued interest payable and other liabilities	335,620	256,652
Total liabilities	15,479,604	13,450,651
Stockholders' Equity
Common stock	1,204	1,157
Additional paid-in capital	1,211,274	1,114,580
Retained earnings	1,380,612	1,192,767
Accumulated other comprehensive loss, net of tax	(1,954)	(52,512)
Treasury stock, at cost	(220,343)	(200,994)
Total stockholders' equity	2,370,793	2,054,998
Total liabilities and stockholders' equity	$17,850,397	$15,505,649

	December 31, 2019		December 31, 2018
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	120,415	—	115,672
Shares outstanding	—	109,972	—	106,375
Treasury shares	—	10,443	—	9,297

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest Income
Loans	$617,632	$523,229	$463,331
Investment securities – taxable	66,292	49,409	35,569
Investment securities – tax-exempt	6,501	5,060	6,296
Other short-term investments	8,314	4,794	4,520
Total interest income	698,739	582,492	509,716
Interest Expense
Deposits	77,598	37,774	16,184
Borrowed funds	18,228	15,388	9,100
Senior and subordinated debt	14,431	12,708	12,428
Total interest expense	110,257	65,870	37,712
Net interest income	588,482	516,622	472,004
Provision for loan losses	44,027	47,854	31,290
Net interest income after provision for loan losses	544,455	468,768	440,714
Noninterest Income
Service charges on deposit accounts	49,424	48,715	48,368
Wealth management fees	48,337	43,512	41,321
Card-based fees	18,133	17,024	28,992
Capital market products income	13,931	7,721	8,171
Mortgage banking income	10,105	7,094	8,131
Merchant servicing fees	1,423	1,465	10,340
Other service charges, commissions, and fees	9,940	9,425	9,843
Net securities losses	—	—	(1,876)
Other income	11,586	9,636	9,859
Total noninterest income	162,879	144,592	163,149
Noninterest Expense
Salaries and wages	197,640	181,164	182,507
Retirement and other employee benefits	42,879	43,104	41,886
Net occupancy and equipment expense	56,334	53,434	49,751
Professional services	39,941	32,681	33,689
Technology and related costs	19,758	19,220	18,068
Advertising and promotions	11,561	9,248	8,694
Amortization of other intangible assets	10,481	7,444	7,865
Federal Deposit Insurance Corporation ("FDIC") premiums	8,353	10,584	8,987
Net OREO expense	2,436	1,162	4,683
Merchant card expense	—	—	8,377
Cardholder expense	—	—	7,323
Other expenses	28,995	28,236	23,956
Acquisition and integration related expenses	21,860	9,613	20,123
Delivering Excellence implementation costs	1,157	20,413	—
Total noninterest expense	441,395	416,303	415,909
Income before income tax expense	265,939	197,057	187,954
Income tax expense	66,201	39,187	89,567
Net income	$199,738	$157,870	$98,387
Per Common Share Data
Basic earnings per common share ("EPS")	$1.83	$1.52	$0.96
Diluted EPS	1.82	1.52	0.96
Weighted-average common shares outstanding	108,156	102,850	101,423
Weighted-average diluted common shares outstanding	108,584	102,854	101,443

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Net Income	$199,738	$157,870	$98,387
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	61,818	(16,294)	12,641
Tax effect	(17,218)	4,342	(5,077)
Net of tax	44,600	(11,952)	7,564
Reclassification of net losses included in net income:
Before tax	—	—	(1,876)
Tax effect	—	—	771
Net of tax	—	—	(1,105)
Net unrealized holding gains (losses)	44,600	(11,952)	8,669
Derivative Instruments
Unrealized holding gains (losses):
Before tax	4,670	2,786	(4,333)
Tax effect	(1,301)	(789)	1,746
Net of tax	3,369	1,997	(2,587)
Unrecognized Net Pension Costs
Net unrealized holding gains (losses):
Before tax	3,624	(3,850)	2,988
Tax effect	(1,035)	1,018	(1,196)
Net of tax	2,589	(2,832)	1,792
Total other comprehensive income (loss)	50,558	(12,787)	7,874
Total comprehensive income	$250,296	$145,083	$106,261

	Accumulated Unrealized Loss on Securities Available- for-Sale	Accumulated Unrealized Loss on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss, Net of Tax
Balance at December 31, 2016	$(22,645)	$(1,176)	$(17,089)	$(40,910)
Other comprehensive income	8,669	(2,587)	1,792	7,874
Balance at December 31, 2017	(13,976)	(3,763)	(15,297)	(33,036)
Adjustments to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(11,952)	1,997	(2,832)	(12,787)
Balance at December 31, 2018	(28,792)	(2,550)	(21,170)	(52,512)
Other comprehensive income	44,600	3,369	2,589	50,558
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
(1)As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2. "Recent Accounting Pronouncements."

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	81,325	$913	$498,937	$1,016,674	$(40,910)	$(218,534)	$1,257,080
Net income	—	—	—	98,387	—	—	98,387
Other comprehensive income	—	—	—	—	7,874	—	7,874
Common dividends declared ($0.39 per common share)	—	—	—	(40,071)	—	—	(40,071)
Acquisition, net of issuance costs	21,078	210	533,322	—	—	558	534,090
Common stock issued	9	—	240	—	—	—	240
Restricted stock activity	317	—	(11,855)	—	—	8,196	(3,659)
Treasury stock issued to benefit plans	(12)	—	3	—	—	(293)	(290)
Share-based compensation expense	—	—	11,223	—	—	—	11,223
Balance at December 31, 2017	102,717	1,123	1,031,870	1,074,990	(33,036)	(210,073)	1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	157,870	—	—	157,870
Other comprehensive loss	—	—	—	—	(12,787)	—	(12,787)
Common dividends declared ($0.45 per common share)	—	—	—	(46,782)	—	—	(46,782)
Acquisition, net of issuance costs	3,311	33	83,270	—	—	—	83,303
Common stock issued	39	1	293	—	—	667	961
Restricted stock activity	311	—	(12,983)	—	—	8,562	(4,421)
Treasury stock issued to benefit plans	(3)	—	68	—	—	(150)	(82)
Share-based compensation expense	—	—	12,062	—	—	—	12,062
Balance at December 31, 2018	106,375	1,157	1,114,580	1,192,767	(52,512)	(200,994)	2,054,998
Adjustment to apply recent accounting pronouncements(2)	—	—	—	47,257	—	—	47,257
Net income	—	—	—	199,738	—	—	199,738
Other comprehensive income	—	—	—		50,558		50,558
Common dividends declared ($0.54 per common share)	—	—	—	(59,150)	—	—	(59,150)
Acquisitions, net of issuance costs	4,879	47	97,350		—	4,099	101,496
Common stock issued	38	—	88	—	—	674	762
Repurchases of common stock	(1,687)	—	—	—	—	(33,928)	(33,928)
Restricted stock activity	381	—	(13,913)	—	—	10,083	(3,830)
Treasury stock issued to benefit plans	(14)	—	(14)	—	—	(277)	(291)
Share-based compensation expense	—	—	13,183	—	—	—	13,183
Balance at December 31, 2019	109,972	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
(1)As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018. For further discussion of this guidance, see Note 2. "Recent Accounting Pronouncements."
(2)As a result of accounting guidance adopted in 2019, the remaining deferred gain on a sale-leaseback transaction was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2019. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$199,738	$157,870	$98,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,027	47,854	31,290
Depreciation of premises, furniture, and equipment	16,366	15,865	13,995
Net amortization of premium on securities	15,731	15,348	16,142
Net securities losses	—	—	1,876
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(9,992)	(5,562)	(7,078)
Net losses (gains) on sales and valuation adjustments of OREO	373	(347)	585
Amortization of the FDIC indemnification asset	1,208	1,208	1,208
Net losses (gains) on sales and valuation adjustments of premises, furniture, and equipment	879	5,227	(125)
BOLI income	(8,394)	(5,835)	(5,946)
Net pension (income) cost	(489)	1,447	981
Share-based compensation expense	13,183	12,062	11,223
Tax benefit related to share-based compensation	364	258	349
Provision for deferred income tax expense (benefit)	10,944	26,309	(4,077)
Amortization of other intangible assets	10,481	7,444	7,865
Originations of mortgage loans held-for-sale	(499,318)	(224,303)	(254,030)
Proceeds from sales of mortgage loans held-for-sale	474,384	245,967	258,626
Net (increase) decrease in equity securities	(4,364)	964	—
Net increase in trading securities	—	—	(2,527)
Net (increase) decrease in accrued interest receivable and other assets	(146,968)	(44,246)	121,577
Net increase (decrease) in accrued interest payables and other liabilities	108,956	(4,346)	(56,055)
Net cash provided by operating activities	227,109	253,184	234,266
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	531,032	331,026	349,444
Proceeds from sales of securities available-for-sale	93,332	24,974	629,843
Purchases of securities available-for-sale	(916,564)	(735,701)	(733,440)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	4,460	3,584	8,546
Purchases of securities held-to-maturity	(2,855)	—	(15)
Net purchases of FHLB stock	(33,626)	(10,040)	(7,330)
Net increase in loans	(719,676)	(770,039)	(457,501)
Proceeds from claims on BOLI, net of premiums paid	8,776	(49)	1,722
Proceeds from sales of OREO	10,645	16,953	19,326
Proceeds from sales of premises, furniture, and equipment	4,145	4,561	18,031
Purchases of premises, furniture, and equipment	(20,330)	(27,800)	(16,123)
Net cash (paid for) received from acquisitions	(13,532)	160,145	41,717
Net cash used in investing activities	(1,054,193)	(1,002,386)	(145,780)
Financing Activities
Net increase in deposit accounts	180,412	567,627	200,848
Net increase (decrease) in borrowed funds	750,933	172,977	(164,124)
Repurchases of common stock	(33,928)	—	—
Cash dividends paid	(56,540)	(44,293)	(37,129)
Restricted stock activity	(3,830)	(4,421)	(3,659)
Net cash provided by (used in) financing activities	837,047	691,890	(4,064)
Net increase (decrease) in cash and cash equivalents	9,963	(57,312)	84,422
Cash and cash equivalents at beginning of year	289,258	346,570	262,148
Cash and cash equivalents at end of year	$299,221	$289,258	$346,570

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$48,899	$(1,108)	$15,191
Interest paid to depositors and creditors	109,760	60,569	36,424
Dividends declared, but unpaid	15,283	12,674	10,185
Common stock issued for acquisitions, net of issuance costs	101,496	83,303	534,090
Non-cash transfers of loans to OREO	944	6,027	6,255
Non-cash transfers of loans to other assets	13,175	—	—
Non-cash transfers of loans held-for-investment to loans held-for-sale	9,472	15,060	48,999
Non-cash transfer of trading securities and securities available-for-sale to equity securities	—	27,855	—
Non-cash recognition of right-of-use asset	143,561	—	—
Non-cash recognition of lease liability	143,561	—	—

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Chicago, Illinois with operations throughout metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa. The Company operates three wholly-owned subsidiaries: First Midwest Bank (the "Bank"), Northern Oak Wealth Management, Inc. ("Northern Oak"), and Premier Asset Management LLC ("Premier"). The Bank conducts the majority of the Company's operations and Northern Oak and Premier are registered investment advisers providing advisory services to certain of the Company's wealth management clients.
The Company is engaged in commercial and consumer banking and offers a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services.
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
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities losses in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company individually assesses securities with unrealized losses to determine whether there were any events or circumstances indicating that an other-than-temporary impairment ("OTTI") has occurred. In evaluating OTTI, the Company considers many factors, including (i) the severity and duration of the impairment, (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, (iii) its intent to hold the security until its value recovers, and (iv) the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. If management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery, an OTTI charge will be recognized through income as a realized loss and included in net securities losses in the Consolidated Statements of Income. If management does not expect to sell the security or believes it is not more likely than not that it will be required to sell the security prior to full recovery, the OTTI is separated into the amount related to credit deterioration, which is recognized through income as a realized loss, and the amount resulting from other factors, which is recognized in other comprehensive income.
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
PCI loans are accounted for based on estimates of expected future cash flows. To estimate the fair value, the Company generally aggregates purchased consumer loans and commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk ratings. The fair values of larger balance commercial loans are estimated on an individual basis. The Company use a discounted cash flow analysis involving significant unobservable inputs and assumptions to measure the fair value of PCI loans. The significant assumptions utilized in the cash flow analysis include the probability of default ("PD"), loss given default ("LGD"), and discount rate. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. The non-accretable yield represents the difference between contractually required payments and the expected future cash flows determined at acquisition. Subsequent increases in expected future cash flows are offset against the allowance for credit losses to the extent an allowance has been established or otherwise recognized as interest income prospectively. The present value of any decreases in expected future cash flows is recognized by recording a charge-off through the allowance for loan losses or providing an allowance for loan losses.
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
The general reserve component is based on a loss migration analysis, which examines actual loss experience by loan category for a rolling 8-quarter period and the related internal risk rating for corporate loans. The loss migration analysis is updated quarterly primarily using actual loss experience. This component is then adjusted based on management's consideration of many internal and external qualitative factors, including:
•Changes in the composition of the loan portfolio, trends in the volume of loans, and trends in delinquent and non-accrual loans that could indicate that historical trends do not reflect current conditions.
•Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.
•Changes in the experience, ability, and depth of credit management and other relevant staff.
•Changes in the quality of the Company's loan review system and Board of Directors oversight.
•The effect of any concentration of credit and changes in the level of concentrations, such as loan type or risk rating.
•Changes in the value of the underlying collateral for collateral-dependent loans.
•Changes in the national and local economy that affect the collectability of various segments of the portfolio.
•The effect of other external factors, such as competition and legal and regulatory requirements, on the Company's loan portfolio.
The allowance for loan losses also consists of an allowance on acquired and covered non-PCI and PCI loans. No allowance for loan losses is recorded on acquired loans at the acquisition date. Subsequent to the acquisition date, an allowance for credit losses is established as necessary to reflect credit deterioration. The acquired non-PCI allowance is based on management's evaluation of the acquired non-PCI loan portfolio giving consideration to the current portfolio balance, including the remaining acquisition adjustments, maturity dates, and overall credit quality. The allowance for covered non-PCI loans is calculated in the same manner as the general reserve component based on a loss migration analysis as discussed above. The acquired and covered PCI allowance reflects the difference between the carrying value and the discounted expected future cash flows of the acquired and covered PCI loans. On a periodic basis, the adequacy of this allowance is determined through a re-estimation of expected future cash flows on all of the outstanding acquired and covered PCI loans using either a PD/LGD methodology or a specific review methodology. The PD/LGD model is a loss model that estimates expected future cash flows using a probability of default curve and loss given default estimates. Acquired non-PCI loans that have renewed subsequent to the respective acquisition dates are no longer classified as acquired loans. Instead, they are included in the general loan population and allocated an allowance based on a loss migration analysis.
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
The establishment of the allowance for credit losses involves a high degree of judgment and estimation given the difficulty of assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, current national and local economic trends, changes in interest rates and property values, the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, the interpretation of loan risk classifications by regulatory authorities, and various internal and external qualitative factors.
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
Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. Impairment testing performed using a qualitative approach assesses recent events and circumstances to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, macroeconomic conditions, industry- and market- specific conditions and trends, the Company's financial performance, market capitalization, stock price, and Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more-likely-than-not that an impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative two-step goodwill impairment test. In the first step, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of the reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill.
Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. All of the Company's other intangible assets have finite lives and are amortized over varying periods not exceeding 10 years. Intangible assets are reviewed for impairment annually or more frequently when events or circumstances indicate that its carrying amount may not be recoverable.
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
Comprehensive Income – Comprehensive income is the total of reported net income and other comprehensive income (loss) that includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated as cash flow hedges, and (iii) changes in unrecognized net pension costs related to the Company's pension plan.
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
Earnings per Common Share – EPS is computed using the two-class method. Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, which contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation, plus the dilutive effect of stock compensation using the treasury stock method.
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
The Bank entered into a sale-leaseback transaction in 2016 that resulted in a deferred gain. Upon adoption of this guidance, the remaining deferred gain of $47.3 million after-tax was recognized immediately as a cumulative-effect adjustment to equity. For additional discussion of the sale-leaseback transaction, see Note 9, "Lease Obligations." The adoption of this guidance was applied retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment and did not materially impact the Company's results of operations or liquidity but did result in a material increase in assets, liabilities, and equity.
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
Accounting Pronouncements Pending Adoption
Measurement of Credit Losses on Financial Instruments: In June of 2016, the FASB issued ASU 2016-13 that will require entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities will be required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, but not for periods beginning before December 15, 2018. The Company will adopt this guidance on January 1, 2020. Management is continuing its implementation efforts, which are led by a cross-functional working group. Management is in the process of determining the impact on the Company's financial condition, results of operations, liquidity, and regulatory capital ratios, but expects that the adoption of this guidance will result in an increase in the allowance for credit losses. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date. Management has completed its development of the forecasting model for all portfolio segments, which includes the establishment of economic factors, a one-year forecast period, and a one-year reversion to the historical average after the forecast period. Management will continue to evaluate and refine the overall process as well as its internal controls through the first quarter of 2020.
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
Income Taxes: In December of 2019, the FASB issued ASU 2019-12 that removes certain exceptions to the general principles of accounting for income taxes. This guidance is effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.

3.  ACQUISITIONS
Pending
Park Bank
On August 27, 2019, the Company entered into a merger agreement to acquire Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. As of September 30, 2019, Bankmanagers had approximately $1.0 billion of assets, $875 million of deposits, and $700 million of loans. The merger agreement provides for a fixed exchange ratio of 29.9675 shares of Company common stock, plus $623.02 of cash, for each share of Bankmanagers common stock, subject to certain adjustments. As of the date of announcement, the overall transaction was valued at approximately $195 million. The transaction is subject to customary regulatory approvals and the completion of various closing conditions.
Completed Acquisitions
Bridgeview Bancorp, Inc.
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $710.6 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on May 9, 2019, each outstanding share of Bridgeview common stock was exchanged for 0.2767 shares of Company common stock, plus $1.66 of cash. In addition, each outstanding Bridgeview stock option was exchanged for the right to receive cash. This resulted in merger consideration of $135.4 million, which consisted of 4.7 million shares of Company common stock and $37.1 million of cash. Goodwill of $59.1 million associated with the acquisition was recorded by the Company. All Bridgeview operating systems were converted to the Company's operating platform during the second quarter of 2019. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc., a registered investment adviser based in Milwaukee, Wisconsin with approximately $800 million of assets under management at closing. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Northern States Financial Corporation
On October 12, 2018, the Company completed its acquisition of Northern States Financial Corporation, ("Northern States"), the holding company for NorStates Bank, based in Waukegan, Illinois. At closing, the Company acquired $579.3 million of assets, $463.2 million of deposits, and $284.9 million of loans. Under the terms of the merger agreement, on October 12, 2018, each outstanding share of Northern States common stock was exchanged for 0.0363 shares of Company common stock. This resulted in merger consideration of $83.3 million, which consisted of 3.3 million shares of Company common stock. Goodwill of $30.0 million associated with the acquisition was recorded by the Company. All Northern States operating systems were converted to the Company's operating platform during the fourth quarter of 2018.
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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Bridgeview	Northern States
	May 9, 2019	October 12, 2018
Assets
Cash and due from banks and interest-bearing deposits in other banks	$35,097	160,145
Equity securities	6,966	3,915
Securities available-for-sale	263,090	47,149
Securities held-to-maturity	13,426	—
FHLB and FRB stock	1,481	554
Loans	710,647	284,940
OREO	6,003	2,549
Investment in BOLI	—	11,104
Goodwill	59,142	30,016
Other intangible assets	15,603	12,230
Premises, furniture, and equipment	17,681	5,820
Accrued interest receivable and other assets	35,997	20,911
Total assets	$1,165,133	$579,333
Liabilities
Noninterest-bearing deposits	$179,267	$346,714
Interest-bearing deposits	807,487	116,446
Total deposits	986,754	463,160
Borrowed funds	1,746	18,218
Senior and subordinated debt	29,360	8,038
Accrued interest payable and other liabilities	11,921	6,614
Total liabilities	1,029,781	496,030
Consideration Paid
Common stock (2019 - 4,728,541, shares issued at $28.61 per share, 2018 - 3,310,912 share issued at $25.16 per share), net of issuance costs	98,212	83,303
Cash paid	37,140	—
Total consideration paid	135,352	83,303
	$1,165,133	$579,333
Expenses related to the acquisition and integration of completed and pending transactions totaled $21.9 million, $9.6 million and $20.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income.

4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2019				2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$33,939	$137	$(1)	$34,075	$37,925	$17	$(175)	$37,767
U.S. agency securities	249,502	758	(1,836)	248,424	144,125	45	(1,607)	142,563
Collateralized mortgage obligations ("CMOs")	1,547,805	14,893	(5,027)	1,557,671	1,336,531	3,362	(24,684)	1,315,209
Other mortgage-backed securities ("MBSs")	678,804	7,728	(1,848)	684,684	477,665	520	(11,251)	466,934
Municipal securities	228,632	5,898	(99)	234,431	229,600	461	(2,874)	227,187
Corporate debt securities	112,797	1,791	(487)	114,101	86,074	—	(3,725)	82,349
Total securities available-for-sale	$2,851,479	$31,205	$(9,298)	$2,873,386	$2,311,920	$4,405	$(44,316)	$2,272,009
Securities Held-to-Maturity
Municipal securities	$21,997	$—	$(763)	$21,234	$10,176	$—	$(305)	$9,871
Equity Securities				$42,136				$30,806

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$131,855	$133,155	$8,672	$8,371
After one year to five years	193,902	195,814	6,037	5,828
After five years to ten years	299,113	302,062	4,417	4,264
After ten years	—	—	2,871	2,771
Securities that do not have a single contractual maturity date	2,226,609	2,242,355	—	—
Total	$2,851,479	$2,873,386	$21,997	$21,234
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.3 billion for December 31, 2019 and $1.2 billion for December 31, 2018. No securities held-to-maturity were pledged as of December 31, 2019 or 2018.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2019 or 2018.
There were no net securities gains (losses) recognized during the years ended December 31, 2019 and 2018. Certain securities acquired in the Bridgeview and Northern States transactions were sold shortly after the acquisition date, resulting in no gains or losses as they were recorded at fair value upon acquisition. Net realized losses on sales of securities of $1.9 million for 2017 consisted primarily of sales of CMOs and trust-preferred collateralized debt obligations at net losses of $3.2 million, which were partially offset by sales of municipal and other securities at net gains of $1.3 million.

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
The following table presents a rollforward of life-to-date OTTI recognized in earnings related to all securities available-for-sale held by the Company for the years ended December 31, 2019, 2018, and 2017.
Changes in OTTI Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$—	$—	$23,345
OTTI included in earnings(1):
Reduction for securities sales(2)	—	—	(23,345)
Ending balance	$—	$—	$—
(1)Included in net securities losses in the Consolidated Statements of Income.
(2)These reductions were driven by the sale of 11 collateralized debt obligations ("CDOs") with a carrying value of $47.7 million during the year ended December 31, 2017.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2019 and 2018.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$4,966	$1	$—	$—	$4,966	$1
U.S. agency securities	52	97,729	1,200	49,387	636	147,116	1,836
CMOs	148	187,470	2,177	412,083	2,850	599,553	5,027
MBSs	59	66,340	996	121,861	852	188,201	1,848
Municipal securities	16	9,384	89	3,104	10	12,488	99
Corporate debt securities	6	9,719	281	21,955	206	31,674	487
Total	286	$375,608	$4,744	$608,390	$4,554	$983,998	$9,298
Securities Held-to-Maturity
Municipal securities	30	$12,202	$439	$9,032	$324	$21,234	$763

As of December 31, 2018
Securities Available-for-Sale
U.S. treasury securities	17	$15,894	$57	$13,886	$118	$29,780	$175
U.S. agency securities	74	34,263	320	93,227	1,287	127,490	1,607
CMOs	234	171,901	1,671	863,747	23,013	1,035,648	24,684
MBSs	118	135,791	1,715	284,273	9,536	420,064	11,251
Municipal securities	423	60,863	558	109,935	2,316	170,798	2,874
Corporate debt securities	16	82,349	3,725	—	—	82,349	3,725
Total	882	$501,061	$8,046	$1,365,068	$36,270	$1,866,129	$44,316
Securities Held-to-Maturity
Municipal securities	5	$—	$—	$9,871	$305	$9,871	$305
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2019 represent OTTI related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Commercial and industrial	$4,481,525	$4,120,293
Agricultural	405,616	430,928
Commercial real estate:
Office, retail, and industrial	1,848,718	1,820,917
Multi-family	856,553	764,185
Construction	593,093	649,337
Other commercial real estate	1,383,708	1,361,810
Total commercial real estate	4,682,072	4,596,249
Total corporate loans	9,569,213	9,147,470
Home equity	851,454	851,607
1-4 family mortgages	1,927,078	1,017,181
Installment	492,585	430,525
Total consumer loans	3,271,117	2,299,313
Total loans	$12,840,330	$11,446,783
Deferred loan fees included in total loans	$7,972	$6,715
Overdrawn demand deposits included in total loans	10,675	8,583
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate its business. As part of the underwriting process, the Company examines current and expected future cash flows to determine the ability of the borrower to repay its obligation. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee. The cash flows of the borrower may not be as expected, and the collateral securing these loans may fluctuate in value due to the success of the business or economic conditions. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. For loans secured by accounts receivable, the availability of funds for repayment substantially depends on the ability of the borrower to collect amounts due from its customers. Some short-term loans may be made on an unsecured basis.
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
The Bank is a member of the FHLB and FRB and has access to financing secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. The carrying values of loans that were pledged to secure liabilities as of December 31, 2019 and 2018 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2019	2018
Loans pledged to secure:
FHLB advances (blanket pledge)	$5,371,872	$4,443,268
FRB's Discount Window Primary Credit Program	1,173,250	1,166,128
Total	$6,545,122	$5,609,396
As of December 31, 2019 and 2018, based on loans pledged under a blanket pledge agreement noted in the table above, the Bank was eligible to borrow up to $3.3 billion and $2.5 billion, respectively, in FHLB advances. As of December 31, 2019 and 2018, the Bank was eligible to borrow up to $874.3 million and $881.1 million, respectively, through the FRB's Discount Window Primary Credit Program based on assets pledged. For additional disclosure related to the Company's outstanding balance of borrowings, see Note 12, "Borrowed Funds."
Loan Sales
The following table presents loan sales for the years ended December 31, 2019, 2018, and 2017.
Loan Sales
(Dollar amounts in thousands)

	As of December 31,
	2019	2018	2017
Corporate loan sales
Proceeds from sales	$14,650	$17,900	$52,974
Less book value of loans sold	14,149	17,498	51,781
Net gains on corporate sales(1)	501	402	1,193
1-4 family mortgage loan sales
Proceeds from sales	474,384	245,967	258,626
Less book value of loans sold	464,893	240,807	252,741
Net gains on 1-4 family mortgage sales(2)	9,491	5,160	5,885
Total net gains on loan sales	$9,992	$5,562	$7,078
(1)Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Consolidated Statements of Income.
(2)Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Consolidated Statements of Income.

The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 21, "Commitments, Guarantees, and Contingent Liabilities."
6.  ACQUIRED AND COVERED LOANS
Covered loans consist of loans acquired by the Company in FDIC-assisted transactions, which are covered by the FDIC Agreements. Acquired loans consist of all other loans that were acquired in business combinations that are not covered by the FDIC Agreements. Both acquired and covered loans are included in loans in the Consolidated Statements of Financial Condition. The significant accounting policies related to acquired and covered loans, which are classified as PCI and non-PCI, and the related FDIC indemnification asset, are presented in Note 1, "Summary of Significant Accounting Policies."
Non-residential mortgage loans related to FDIC-assisted transactions are no longer covered under the FDIC Agreements. These non-residential loans, which totaled $7.8 million and $10.4 million as of December 31, 2019 and 2018, respectively, are included in acquired loans and no longer classified as covered loans. The losses on residential mortgage loans will continue to be covered under the FDIC Agreements through various dates between December 31, 2019 and September 30, 2020.
The following table presents acquired and covered PCI and Non-PCI loans as of December 31, 2019 and 2018.
Acquired and Covered Loans
(Dollar amounts in thousands)

	As of December 31,
	2019			2018
	PCI	Non-PCI	Total	PCI	Non-PCI	Total
Acquired loans	$161,794	$1,212,420	$1,374,214	$108,049	$1,247,492	$1,355,541
Covered loans	5,389	3,713	9,102	5,819	4,869	10,688
Total acquired and covered loans	$167,183	$1,216,133	$1,383,316	$113,868	$1,252,361	$1,366,229
The outstanding balance of PCI loans was $243.0 million and $175.2 million as of December 31, 2019 and 2018, respectively.
Acquired non-PCI loans that are renewed are no longer classified as acquired loans. These loans totaled $523.5 million and $458.0 million as of December 31, 2019 and 2018, respectively.
In connection with the FDIC Agreements, the Company recorded an indemnification asset. The carrying value of the FDIC indemnification asset was $892,000, $2.1 million, and $3.3 million as of December 31, 2019, 2018, and 2017, respectively.
Changes in the accretable yield for acquired and covered PCI loans were as follows.
Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$43,725	$32,957	$19,386
Additions	16,037	3,699	27,316
Accretion	(20,607)	(12,354)	(15,529)
Other(1)	(146)	19,423	1,784
Ending balance	$39,009	$43,725	$32,957
(1)Decreases result from the resolution of certain loans occurring earlier than anticipated while increases represent a rise in the expected future cash flows to be collected over the remaining estimated life of the underlying portfolio.
Total accretion on acquired and covered PCI and non-PCI loans for December 31, 2019, 2018, and 2017 was $35.6 million, $19.5 million, and $33.9 million, respectively.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2019 and 2018. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current(1)	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual	90 Days or More Past Due, Still Accruing Interest
As of December 31, 2019
Commercial and industrial	$4,455,381	$11,468	$14,676	$26,144	$4,481,525	$29,995	$2,207
Agricultural	398,676	850	6,090	6,940	405,616	5,954	358
Commercial real estate:
Office, retail, and industrial	1,830,321	2,943	15,454	18,397	1,848,718	25,857	546
Multi-family	853,762	211	2,580	2,791	856,553	2,697	—
Construction	588,065	4,876	152	5,028	593,093	152	—
Other commercial real estate	1,377,678	3,233	2,797	6,030	1,383,708	4,729	529
Total commercial real estate	4,649,826	11,263	20,983	32,246	4,682,072	33,435	1,075
Total corporate loans	9,503,883	23,581	41,749	65,330	9,569,213	69,384	3,640
Home equity	841,908	4,992	4,554	9,546	851,454	8,443	146
1-4 family mortgages	1,917,648	5,452	3,978	9,430	1,927,078	4,442	1,203
Installment	491,406	1,167	12	1,179	492,585	—	12
Total consumer loans	3,250,962	11,611	8,544	20,155	3,271,117	12,885	1,361
Total loans	$12,754,845	$35,192	$50,293	$85,485	$12,840,330	$82,269	$5,001
As of December 31, 2018
Commercial and industrial	$4,085,164	$8,832	$26,297	$35,129	$4,120,293	$33,507	$422
Agricultural	428,357	940	1,631	2,571	430,928	1,564	101
Commercial real estate:
Office, retail, and industrial	1,803,059	8,209	9,649	17,858	1,820,917	6,510	4,081
Multi-family	759,402	1,487	3,296	4,783	764,185	3,107	189
Construction	645,774	3,419	144	3,563	649,337	144	—
Other commercial real estate	1,353,442	4,921	3,447	8,368	1,361,810	2,854	2,197
Total commercial real estate	4,561,677	18,036	16,536	34,572	4,596,249	12,615	6,467
Total corporate loans	9,075,198	27,808	44,464	72,272	9,147,470	47,686	6,990
Home equity	843,217	6,285	2,105	8,390	851,607	5,393	104
1-4 family mortgages	1,009,925	4,361	2,895	7,256	1,017,181	3,856	1,147
Installment	428,836	1,648	41	1,689	430,525	—	41
Total consumer loans	2,281,978	12,294	5,041	17,335	2,299,313	9,249	1,292
Total loans	$11,357,176	$40,102	$49,505	$89,607	$11,446,783	$56,935	$8,282
(1)PCI loans with an accretable yield are considered current.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2019, 2018, and 2017 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Reserve for Unfunded Commitments	Total Allowance for Credit Losses
Year Ended December 31, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(28,008)	(2,800)	(340)	(10)	(800)	(14,250)	—	(46,208)
Recoveries	4,815	253	478	19	357	2,062	—	7,984
Net charge-offs	(23,193)	(2,547)	138	9	(443)	(12,188)	—	(38,224)
Provision for loan losses and other	22,747	2,227	348	(485)	1,917	17,273	—	44,027
Ending Balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Year Ended December 31, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(36,477)	(2,286)	(5)	(1)	(410)	(8,806)	—	(47,985)
Recoveries	2,946	334	3	125	1,532	1,681	—	6,621
Net charge-offs	(33,531)	(1,952)	(2)	124	1,122	(7,125)	—	(41,364)
Provision for loan losses and other	41,016	(1,144)	(68)	(1,432)	(2,569)	12,051	200	48,054
Ending balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Year Ended December 31, 2017
Beginning balance	$40,709	$17,595	$3,261	$3,444	$7,739	$13,335	$1,000	$87,083
Charge-offs	(22,885)	(190)	—	(38)	(755)	(6,955)	—	(30,823)
Recoveries	4,150	2,935	39	270	244	1,541	—	9,179
Net charge-offs	(18,735)	2,745	39	232	(511)	(5,414)	—	(21,644)
Provision for loan losses and other	33,817	(9,344)	(766)	(195)	(847)	8,625	—	31,290
Ending balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2019 and 2018.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	PCI	Total
As of December 31, 2019
Commercial, industrial, and agricultural	$34,142	$4,807,114	$45,885	$4,887,141	$3,414	$59,108	$308	$62,830
Commercial real estate:
Office, retail, and industrial	24,820	1,795,557	28,341	1,848,718	578	6,899	103	7,580
Multi-family	1,995	851,857	2,701	856,553	—	2,854	96	2,950
Construction	123	581,747	11,223	593,093	—	1,681	16	1,697
Other commercial real estate	3,241	1,323,635	56,832	1,383,708	—	4,867	1,541	6,408
Total commercial real estate	30,179	4,552,796	99,097	4,682,072	578	16,301	1,756	18,635
Total corporate loans	64,321	9,359,910	144,982	9,569,213	3,992	75,409	2,064	81,465
Consumer	—	3,248,916	22,201	3,271,117	—	25,424	1,133	26,557
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$64,321	$12,608,826	$167,183	$12,840,330	$3,992	$102,033	$3,197	$109,222
As of December 31, 2018
Commercial, industrial, and agricultural	$32,415	$4,514,349	$4,457	$4,551,221	$3,961	$58,947	$368	$63,276
Commercial real estate:
Office, retail, and industrial	5,057	1,799,304	16,556	1,820,917	748	5,984	1,168	7,900
Multi-family	3,492	747,030	13,663	764,185	—	2,154	310	2,464
Construction	—	644,499	4,838	649,337	—	2,019	154	2,173
Other commercial real estate	1,545	1,305,444	54,821	1,361,810	—	4,180	754	4,934
Total commercial real estate	10,094	4,496,277	89,878	4,596,249	748	14,337	2,386	17,471
Total corporate loans	42,509	9,010,626	94,335	9,147,470	4,709	73,284	2,754	80,747
Consumer	—	2,279,780	19,533	2,299,313	—	20,094	1,378	21,472
Reserve for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$42,509	$11,290,406	$113,868	$11,446,783	$4,709	$94,578	$4,132	$103,419

Loans Individually Evaluated for Impairment
The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2019 and 2018. PCI loans are excluded from this disclosure.
Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2019				2018
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$12,885	$15,516	$52,559	$2,456	$7,550	$23,349	$49,102	$3,960
Agricultural	1,889	3,852	9,293	958	1,318	198	3,997	1
Commercial real estate:
Office, retail, and industrial	14,111	10,709	37,007	578	1,861	3,196	6,141	748
Multi-family	1,995	—	1,995	—	3,492	—	3,492	—
Construction	123	—	123	—	—	—	—	—
Other commercial real estate	3,241	—	3,495	—	1,545	—	1,612	—
Total commercial real estate	19,470	10,709	42,620	578	6,898	3,196	11,245	748
Total impaired loans individually evaluated for impairment	$34,244	$30,077	$104,472	$3,992	$15,766	$26,743	$64,344	$4,709
The following table presents the average recorded investment and interest income recognized on impaired loans by class for the years ended December 31, 2019, 2018, and 2017. PCI loans are excluded from this disclosure.
Average Recorded Investment and Interest Income Recognized on Impaired Loans by Class
(Dollar amounts in thousands)

	Years Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial and industrial	$26,700	$115	$33,732	$225	$33,956	$1,059
Agricultural	4,374	20	2,026	32	279	101
Commercial real estate:
Office, retail, and industrial	17,453	73	8,105	892	13,106	325
Multi-family	3,164	112	2,404	66	441	28
Construction	74	3	—	—	7	136
Other commercial real estate	2,662	90	2,179	406	1,615	41
Total commercial real estate	23,352	278	12,688	1,364	15,169	530
Total impaired loans	$54,427	$413	$48,445	$1,621	$49,404	$1,690
(1)Recorded using the cash basis of accounting.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed periodically. The following tables present credit quality indicators by class for corporate and consumer loans as of December 31, 2019 and 2018.
Corporate Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Pass	Special Mention(1)	Substandard(2)	Non-accrual(3)	Total
As of December 31, 2019
Commercial and industrial	$4,324,709	$47,665	$79,156	$29,995	$4,481,525
Agricultural	350,827	32,764	16,071	5,954	405,616
Commercial real estate:
Office, retail, and industrial	1,747,287	42,230	33,344	25,857	1,848,718
Multi-family	839,615	8,279	5,962	2,697	856,553
Construction	564,495	17,977	10,469	152	593,093
Other commercial real estate	1,295,155	39,788	44,036	4,729	1,383,708
Total commercial real estate	4,446,552	108,274	93,811	33,435	4,682,072
Total corporate loans	$9,122,088	$188,703	$189,038	$69,384	$9,569,213
As of December 31, 2018
Commercial and industrial	$3,952,066	$74,878	$59,842	$33,507	$4,120,293
Agricultural	407,542	10,070	11,752	1,564	430,928
Commercial real estate:
Office, retail, and industrial	1,735,426	35,853	43,128	6,510	1,820,917
Multi-family	745,131	9,273	6,674	3,107	764,185
Construction	624,446	16,370	8,377	144	649,337
Other commercial real estate	1,294,128	47,736	17,092	2,854	1,361,810
Total commercial real estate	4,399,131	109,232	75,271	12,615	4,596,249
Total corporate loans	$8,758,739	$194,180	$146,865	$47,686	$9,147,470
(1)Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.
(2)Loans categorized as substandard exhibit a well-defined weakness that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured and collection of principal and interest is expected within a reasonable time.
(3)Loans categorized as non-accrual exhibit a well-defined weakness that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.
Consumer Credit Quality Indicators by Class
(Dollar amounts in thousands)

	Performing	Non-accrual	Total
As of December 31, 2019
Home equity	$843,011	$8,443	$851,454
1-4 family mortgages	1,922,636	4,442	1,927,078
Installment	492,585	—	492,585
Total consumer loans	$3,258,232	$12,885	$3,271,117
As of December 31, 2018
Home equity	$846,214	$5,393	$851,607
1-4 family mortgages	1,013,325	3,856	1,017,181
Installment	430,525	—	430,525
Total consumer loans	$2,290,064	$9,249	$2,299,313

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2019 and 2018. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2019			2018
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$227	$16,420	$16,647	$246	$5,994	$6,240
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	3,600	3,600	—	—	—
Multi-family	163	—	163	557	—	557
Construction	—	—	—	—	—	—
Other commercial real estate	170	—	170	181	—	181
Total commercial real estate	333	3,600	3,933	738	—	738
Total corporate loans	560	20,020	20,580	984	5,994	6,978
Home equity	36	240	276	113	327	440
1-4 family mortgages	637	—	637	769	291	1,060
Installment	—	254	254	—	—	—
Total consumer loans	673	494	1,167	882	618	1,500
Total loans	$1,233	$20,514	$21,747	$1,866	$6,612	$8,478
(1)These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as impaired loans. There were $2.2 million of specific reserves related to TDRs as of December 31, 2019 and no specific reserves related to TDRs as of December 31, 2018.
There were no material restructurings during the year ended December 31, 2018. The following table presents a summary of loans that were restructured during the years ended December 31, 2019 and 2017.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2019
Commercial and industrial	5	$13,616	$—	$—	$1,424	$12,192
Office, retail, and industrial	2	4,473	—	—	873	3,600
Multi-family	1	12	—	—	—	12
Total loans restructured during the period	8	$18,101	$—	$—	$2,297	$15,804
Year Ended December 31, 2017
Commercial and industrial	12	$26,733	$9,035	$—	$6,232	$29,536
Office, retail, and industrial	2	3,656	—	—	—	3,656
Total loans restructured during the period	14	$30,389	$9,035	$—	$6,232	$33,192

Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. No TDRs had payment defaults during the years ended December 31, 2019, 2018, and 2017 where the default occurred within twelve months of the restructure date.
A rollforward of the carrying value of TDRs for the years ended December 31, 2019, 2018, and 2017 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Accruing
Beginning balance	$1,866	$1,796	$2,291
Additions	12	—	15,819
Net payments	(262)	(50)	(1,923)
Returned to performing status	—	—	—
Net transfers (to) from non-accrual	(383)	120	(14,391)
Ending balance	1,233	1,866	1,796
Non-accrual
Beginning balance	6,612	24,533	6,297
Additions	18,089	527	14,570
Net payments	(1,013)	(14,403)	(4,380)
Charge-offs	(3,557)	(3,925)	(6,345)
Transfers to OREO	—	—	—
Loans sold	—	—	—
Net transfers from (to) accruing	383	(120)	14,391
Ending balance	20,514	6,612	24,533
Total TDRs	$21,747	$8,478	$26,329
There were $530,000 and $3.8 million of commitments to lend additional funds to borrowers with TDRs as of December 31, 2019 and 2018, respectively.
8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Land	$30,807	$28,187
Premises	132,427	122,003
Furniture and equipment	137,349	127,421
Total cost	300,583	277,611
Accumulated depreciation	(159,411)	(148,831)
Net book value of premises, furniture, and equipment	141,172	128,780
Assets held-for-sale	6,824	3,722
Premises, furniture, and equipment, net	$147,996	$132,502
As of December 31, 2019 and 2018, assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $16.4 million in 2019, $15.9 million in 2018, and $14.0 million in 2017.

9.  LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of December 31, 2019, the weighted-average remaining lease term on these leases was 11.19 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company rents or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of December 31, 2019.
Lease Liability
(Dollar amounts in thousands)

Total
Year Ending December 31,
2020	$17,855
2021	17,873
2022	18,007
2023	18,175
2024	18,090
2025 and thereafter	103,967
Total minimum lease payments	193,967
Discount(1)	(32,403)
Lease liability(2)	$161,564
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 3.19% as of December 31, 2019.
As of December 31, 2019, right-of-use assets of $141.0 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the years ended December 31, 2019, 2018, and 2017.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Lease expense charged to operations	$17,681	$24,880	$18,666
Accretion of operating lease intangible(1)	(162)	(972)	(1,180)
Accretion of deferred gain on sale-leaseback transaction(1)	—	(9,126)	(5,872)
Rental income from premises leased to others(1)	(720)	(510)	(682)
Net operating lease expense	$16,799	$14,272	$10,932
(1)Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
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
10.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2019. It was determined that no impairment existed as of that date or as of December 31, 2019. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018, and 2017.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$728,809	$697,608	$340,879
Acquisitions	67,947	31,201	356,729
Ending balance	$796,756	$728,809	$697,608
The increase in goodwill for the year ended December 31, 2019 resulted from the Bridgeview and Northern Oak acquisitions and measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Northern States acquisition. During the year ended December 31, 2018 the increase resulted from the Northern States acquisition and measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Premier Asset Management LLC ("Premier") acquisition. During the year ended December 31, 2017, the increase resulted from the Standard Bancshares, Inc. and Premier acquisitions and measurement period adjustments related to the NI Bancshares Corporation acquisition. See Note 3, "Acquisitions," for additional detail regarding transactions completed in 2019 and 2018.
The Company's other intangible assets consist of core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that their carrying amount may not be recoverable. The increase in other intangible assets for the year ended December 31, 2019 resulted from the Bridgeview and Northern Oak acquisitions. The increase in other intangible assets for the year ended December 31, 2018 resulted from the Northern States acquisition. During 2019 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2019			2018			2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$110,206	$48,271	$61,935	$97,976	$40,827	$57,149	$58,959	$32,962	$25,997
Additions	27,052	—	27,052	12,230	—	12,230	39,017	—	39,017
Amortization expense	—	10,481	(10,481)	—	7,444	(7,444)	—	7,865	(7,865)
Ending balance	$137,258	$58,752	$78,506	$110,206	$48,271	$61,935	$97,976	$40,827	$57,149
Weighted-average remaining life (in years)			7.5			7.8			8.3
Estimated remaining useful lives (in years)			0.5 to 9.3			0.7 to 9.8			0.2 to 9.3

Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending December 31,
2020	$10,951
2021	10,875
2022	10,796
2023	10,418
2024	10,172
2025 and thereafter	25,294
Total	$78,506

11.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Demand deposits	$3,802,422	$3,642,989
Savings deposits	2,062,848	2,053,494
NOW accounts	2,259,505	2,063,213
Money market deposits	2,093,049	1,783,512
Time deposits less than $100,000	1,615,609	1,348,664
Time deposits greater than $100,000	1,417,845	1,192,240
Total deposits	$13,251,278	$12,084,112
The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year Ending December 31,
2020	$2,800,474
2021	150,806
2022	34,140
2023	17,894
2024	29,792
2025 and thereafter	348
Total	$3,033,454

12.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Securities sold under agreements to repurchase	$103,515	$121,079
Federal funds purchased	160,000	—
FHLB advances	1,395,243	785,000
Total borrowed funds	$1,658,758	$906,079
Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities, which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2019, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. See Note 5, "Loans," for detail of the carrying value of loans pledged. As of December 31, 2019, FHLB advances, including certain putable advances, had fixed interest rates that range from 0.70% to 2.04% and maturity dates that range from January 2020 to November 2029.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 20, "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2019 and 2018.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
FRB's Discount Window Primary Credit Program	$874,256	$881,113
Available federal funds lines	718,000	684,000
Correspondent bank line of credit	50,000	50,000
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2019, the Company entered into a third amendment to this credit facility, which extends the maturity to September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management may use this line of credit for general corporate purposes. As of December 31, 2019 and 2018, no amount was outstanding under the facility.
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.

13.  SENIOR AND SUBORDINATED DEBT
The following table presents the Company's senior and subordinated debt by issuance.
Senior and Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2019	2018
Subordinated notes	September 2016	September 2026	5.875%	$147,637	$147,282
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,805	37,803
Great Lakes Statutory Trust II ("GLST II")(1)	December 2005	December 2035	L+1.400%(2)	4,674	4,580
Great Lakes Statutory Trust III ("GLST III")(1)	June 2007	September 2037	L+1.700%(2)	6,187	6,071
Northern States Statutory Trust I ("NSST I")(1)	September 2005	September 2035	L+1.800%(2)	8,206	8,072
Bridgeview Statutory Trust I ("BST")(1)	July 2001	July 2031	L+3.580%(2)	14,542	—
Bridgeview Capital Trust II ("BCT")(1)	December 2002	January 2033	L+3.350%(2)	14,897	—
Total junior subordinated debentures				86,311	56,526
Total senior and subordinated debt				$233,948	$203,808
(1)The junior subordinated debentures related to BST, BCT, GLST II, GLST III, and NSST I were assumed by the Company through acquisitions. These amounts include acquisition adjustment discounts that total $7.2 million and $6.0 million as of December 31, 2019 and 2018, respectively.
(2)The interest rates are variable rates based on three-month LIBOR plus the margin indicated.
Junior Subordinated Debentures
FMCT, GLST II, GLST III, NSST I, BST, and BCT are Delaware statutory business trusts. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of each trust. Therefore, each trust's ability to pay amounts due on the trust-preferred securities is solely dependent on the Company making payments on the related junior subordinated debentures. The trust-preferred securities are subject to mandatory redemption, in whole or in part, on repayment of the junior subordinated debentures at the stated maturity date or on redemption. The Company guarantees payments of distributions and redemptions on the trust-preferred securities on a limited basis.
For regulatory capital purposes, the Tier 1 capital treatment of trust-preferred securities ended during 2018 due to the Company's asset growth, and those securities now are instead treated as Tier 2 capital. The statutory trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements.
14.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On May 9, 2019, the Company issued 4.7 million shares of its common stock with a market value of $28.61 per share at issuance as part of the consideration in the Bridgeview acquisition. Additional information regarding the Bridgeview acquisition is presented in Note 3, "Acquisitions."
On October 12, 2018, the Company issued 3.3 million shares of its common stock with a market value of $25.16 per share at issuance as part of the consideration in the Northern States acquisition. Additional information regarding the Northern States acquisition is presented in Note 3, "Acquisitions."
Stock Repurchases
On March 19, 2019, the Company announced a new stock repurchase program that authorizes the Company to repurchase up to $180 million of its common stock from time to time on the open market or in privately negotiated transactions, at the discretion of the Company. The Company repurchased 1.7 million shares of its common stock at a total cost of $33.9 million during the year ended December 31, 2019.
On February 19, 2020, the Board approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This new stock repurchase program replaces the prior $180 million program, which was scheduled to expire in March 2020. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time. Repurchases under the Company's repurchase programs are made at prices determined by the Company.
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
Quarterly Dividend on Common Shares
The Company's Board of Directors (the "Board") declared a quarterly cash dividend on the Company's common stock of $0.09 per share for the first quarter of 2017 with an increase in the quarterly cash dividend to $0.10 per share for each of the quarters thereafter in 2017. The Company increased the quarterly cash dividend to $0.11 per share for each of the first three quarters of 2018 with an increase to $0.12 per share for the fourth quarter of 2018 and first quarter of 2019. The quarterly cash dividend increased to $0.14 per share for each of the quarters from the second quarter of 2019 through the fourth quarter of 2019.
Other than share-based compensation, which is disclosed in Note 18, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2019.
15.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted EPS.
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net income	$199,738	$157,870	$98,387
Net income applicable to non-vested restricted shares	(1,681)	(1,312)	(916)
Net income applicable to common shares	$198,057	$156,558	$97,471
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	108,156	102,850	101,423
Dilutive effect of common stock equivalents	428	4	20
Weighted-average diluted common shares outstanding	108,584	102,854	101,443
Basic EPS	$1.83	$1.52	$0.96
Diluted EPS	1.82	1.52	0.96
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	27	229
(1)This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock. The final outstanding stock options were exercised during the first quarter of 2018.
16.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$50,141	$13,497	$93,540
State	5,116	(619)	104
Total	55,257	12,878	93,644
Deferred income tax expense (benefit):
Federal	(1,879)	14,489	(12,219)
State	12,823	11,820	8,142
Total	10,944	26,309	(4,077)
Total income tax expense	$66,201	$39,187	$89,567

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
Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2019		2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$55,847	21.0	$41,382	21.0	$65,784	35.0
Increase (decrease) in income taxes resulting from:
State income tax, net of federal income tax effect	14,172	5.3	8,846	4.5	5,069	2.7
Tax-exempt income, net of interest expense disallowance	(3,234)	(1.2)	(3,104)	(1.6)	(5,065)	(2.7)
Deferred tax asset revaluation	—	—	(8,721)	(4.4)	23,709	12.6
Other	(584)	(0.2)	784	0.4	70	0.1
Total	$66,201	24.9%	$39,187	19.9%	$89,567	47.7%
The increase in income tax expense and the effective tax rate for the year ended December 31, 2019 compared to 2018 was due primarily to the increase in taxable income and an increase in the state effective tax rate. The 2018 effective tax rate was favorably impacted by the decrease in the applicable federal income tax rate from 35% to 21% and the recognition of $8.7 million of income tax benefits resulting from federal income tax reform. As of December 31, 2017, the Company's revaluation of its deferred tax assets and liabilities at the newly enacted 21% rate resulted in additional tax expense of $26.6 million, partly offset by a $2.8 million benefit due to a change in the Illinois income tax rate.
As of December 31, 2019, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $5.8 million, as well as $5.8 million and $2.5 million for December 31, 2018 and 2017, respectively, for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Deferred tax assets:
Lease liability	33,871	$—
Allowance for credit losses	21,010	19,591
Federal net operating loss ("NOL") carryforwards	19,505	8,871
Non-equity based compensation	7,115	2,210
Equity based compensation	5,043	3,971
OREO	1,996	1,460
Alternative minimum tax ("AMT") and other credit carryforwards	368	244
Deferred gain on sale-leaseback transaction	—	13,752
State NOL carryforwards	—	6,240
Deferred incentives	—	1,382
Property valuation adjustments	—	1,214
Other	6,988	5,232
Total deferred tax assets	95,896	64,167
Deferred tax liabilities:
Right-of-use asset	(29,611)	—
Accrued retirement benefits	(8,453)	(8,502)
Fixed assets	(5,648)	(7,322)
Deferred loan fees and costs	(5,445)	(4,985)
Acquisition adjustments	(1,261)	(686)
Other	(2,821)	(2,823)
Total deferred tax liabilities	(53,239)	(24,318)
Deferred tax valuation allowance	—	—
Net deferred tax assets	42,657	39,849
Tax effect of adjustments related to other comprehensive income (loss)	725	20,280
Net deferred tax assets including adjustments	$43,382	$60,129
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2030	$92,880	$42,242
Illinois gross NOL carryforwards	—	209,802
Indiana gross NOL carryforwards	—	14,260
Wisconsin gross NOL carryforwards	—	1,212
AMT credits	204	—
During the year ended December 31, 2019, the Company recorded net deferred tax assets of $32.1 million related to the Bridgeview acquisition. During the year ended December 31, 2018, the Company recorded net deferred tax assets of $17.0 million related to the Northern States acquisition.
During the years ended December 31, 2019 and 2018, the Company transferred certain loans into real estate mortgage investment conduit trusts, which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax assets will be fully realized and no valuation allowance is required.

Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2016, except for amended changes to 2015 federal and Illinois tax returns and 2014 Iowa and Wisconsin tax returns.
Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$16,350	$16,248	$2,039
Additions for tax positions relating to the current year	1,158	1,209	845
Additions for tax positions relating to prior years	—	582	13,389
Reductions for tax positions relating to prior years	(224)	(60)	(25)
Reductions for settlements with taxing authorities	(900)	(1,629)	—
Ending balance	$16,384	$16,350	$16,248
Interest and penalties not included above(1):
Interest expense (income), net of tax effect, and penalties	$38	$(21)	$118
Accrued interest and penalties, net of tax effect, at end of year	208	170	191
(1)Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next twelve months. Included in the balance as of December 31, 2019, 2018, and 2017 are tax positions totaling $13.0 million, $13.1 million and $12.9 million, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
17.  EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan") that covers qualified employees who meet certain eligibility requirements. The Profit Sharing Plan gives qualified employees (including certain highly compensated employees) the option to contribute up to 100% of their pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. In addition, the Company makes a matching contribution of 4% of the eligible employee's compensation. On an annual basis, the Company automatically contributes 2% of the employee's eligible compensation regardless of voluntary contributions made by the employee. There is also a discretionary profit sharing component of the Profit Sharing Plan, which permits the Company to distribute up to 15% of the employee's compensation. The Company's matching contributions vest immediately, while the automatic and discretionary components vest over six years.
Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Profit sharing expense(1)	$8,226	$7,803	$7,346
Company dividends received by the Profit Sharing Plan	$414	$457	$441
Company shares held by the Profit Sharing Plan at the end of the year:
Number of shares	812,886	1,047,213	1,079,975
Fair value	$18,745	$20,745	$25,930
(1)Included in retirement and other employee benefits in the Consolidated Statements of Income.

Pension Plan
The Company sponsors a defined benefit pension plan (the "Pension Plan"), which provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers employees who met certain eligibility requirements and were hired before April 1, 2007, the date it was amended to eliminate new enrollment of new participants. Effective January 1, 2014, benefit accruals were frozen under the Pension Plan.
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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Accumulated benefit obligation	$70,236	$58,271
Change in projected benefit obligation
Beginning balance	$58,271	$67,923
Service cost	—	—
Interest cost	1,841	2,031
Settlements	(4,268)	(7,199)
Actuarial loss (gain)	15,200	(3,717)
Benefits paid	(808)	(767)
Ending balance	$70,236	$58,271
Change in fair value of plan assets
Beginning balance	$76,210	$66,159
Actual return on plan assets	21,156	(6,983)
Benefits paid	(808)	(767)
Employer contributions	—	25,000
Settlements	(4,268)	(7,199)
Ending balance	$92,290	$76,210
Funded status recognized in the Consolidated Statements of Financial Condition
Noncurrent asset	$22,054	$17,939
Amounts recognized in accumulated other comprehensive loss
Prior service cost	$—	$—
Net loss	25,721	29,345
Net amount recognized	$25,721	$29,345
Actuarial losses included in accumulated other comprehensive loss as a percent of
Accumulated benefit obligation	36.6%	50.4%
Fair value of plan assets	27.9%	38.5%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year
Prior service cost	$—	$—
Net loss	820	426
Net amount expected to be recognized	$820	$426
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation
Discount rate	3.04%	4.10%
To estimate the interest cost component of the net periodic benefit expense for the Pension Plan, the Company utilizes a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2019 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income (loss) is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost
Interest cost	$1,841	$2,031	$1,712
Expected return on plan assets	(4,642)	(3,820)	(3,802)
Recognized net actuarial loss	531	533	591
Amortization of prior service cost	—	—	—
Recognized settlement loss	1,781	2,703	2,480
Net periodic (income) cost	(489)	1,447	981
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income (loss)
Net gain (loss) for the period	1,313	(7,086)	(83)
Amortization of net loss	2,311	3,236	3,071
Total unrealized gain (loss)	3,624	(3,850)	2,988
Total recognized in net periodic pension cost and other comprehensive income (loss)	$4,113	$(5,297)	$2,007
Weighted-average assumptions used to determine the net periodic cost
Discount rate	4.10%	3.45%	3.86%
Expected return on plan assets	5.75%	5.75%	6.25%
Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets as of December 31,
	Target Allocation	Fair Value of Plan Assets(1)
			2019	2018
Asset Category
Equity securities	50 - 65%	$54,800	59%	61%
Fixed income	25 - 55%	33,976	37%	37%
Cash equivalents	0 - 10%	3,514	4%	2%
Total		$92,290	100%	100%
(1)Additional information regarding the fair value of Pension Plan assets as of December 31, 2019 can be found in Note 22, "Fair Value."
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
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Year ending December 31,
2020	$8,478
2021	5,300
2022	5,872
2023	4,497
2024	4,977
2025-2028	20,844

18.  SHARE-BASED COMPENSATION
The Company maintains various equity-based compensation plans in order to grant equity awards to certain key employees and non-employee directors.
Share-Based Plans
First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan ("2018 Stock and Incentive Plan") – In May of 2018, the Company's stockholders approved the 2018 Stock and Incentive Plan, which succeeds the Omnibus Stock and Incentive Plan ("Omnibus Plan") described below, under which the Company has ceased making new awards. The Company's stockholders authorized an additional 2,000,000 shares of the Company's common stock for award under the 2018 Stock and Incentive Plan, with the remaining shares eligible for issuance under the Omnibus Plan now being eligible for issuance under the 2018 Stock and Incentive Plan. The 2018 Stock and Incentive Plan allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units to certain key employees.
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
For participants who are granted performance shares, they may earn performance shares totaling between 0% and 200% of the number of performance shares granted based on achieving certain performance metrics. Performance shares may be earned based on achieving an internal metric (core return on average tangible common equity) and an external metric (relative total shareholder return) over a three year period. Each metric is weighted at 50% of the total award opportunity. If earned, and assuming continued employment, the performance shares will vest on the March 15th immediately following the end of the performance period. For awards granted before 2018, the performance shares will vest, assuming continued employment, one-third on the March 15th immediately following the end of the performance period, one-third on the following March 15th, and the remaining one-third on the second March 15th. The fair value of the performance shares that are dependent on the internal metric is determined based on the average of the high and low stock price on the grant date. An estimate is made as to the number of shares expected to vest as a result of actual performance against the internal metric to determine the amount of compensation expense to be recognized, which is re-evaluated quarterly. The fair value of the performance shares that are dependent on the external metric is determined using a Monte Carlo simulation model on the grant date.
Omnibus Plan – In 1989, the Board adopted the Omnibus Plan, which allowed for the grant of both incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other awards to certain key employees. Effective May 16, 2018, the Omnibus Plan has been succeeded by the 2018 Stock and Incentive Plan and the Company no longer makes awards under the Omnibus Plan. Shares eligible for issuance under the Omnibus Plan at the time the 2018 Stock and Incentive Plan was approved by the Company's stockholders were transferred to the 2018 Stock and Incentive Plan. All outstanding equity awards granted prior to the approval of the 2018 Stock and Incentive Plan will continue to be governed by the Omnibus Plan.

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
The 2018 Stock and Incentive Plan, the Omnibus Plan, and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2019
	Shares Authorized	Shares Available For Grant
2018 Stock and Incentive Plan(1)	3,295,590	2,648,229
Directors Plan	481,250	102,989
(1)The shares of the Company's common stock underlying all outstanding equity awards governed by the Omnibus Plan that are canceled, forfeited, or expire will be available for issuance under the 2018 Stock and Incentive Plan.
Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2019
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	947	$23.32	468	$19.88
Granted	497	23.04	146	23.04
Vested	(417)	21.13	(94)	21.13
Forfeited	(35)	24.20	(19)	24.20
Non-vested awards ending balance	992	$24.03	501	$20.40
In addition, non-management board members received, in the aggregate, 14,000 shares of common stock for both the years ended December 31, 2019 and 2018, respectively.
Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$23.04	$24.96	$24.71
Total fair value of restricted stock, restricted stock unit, and performance share awards vested during the year	13,092	10,870	13,760
Income tax benefit realized from the vesting/release of restricted stock, restricted stock unit, and performance share awards	2,920	2,970	4,007
No restricted stock, restricted stock unit, or performance share award modifications were made during the periods presented.

Compensation Expense
The Company recognizes share-based compensation expense based on the estimated fair value of the award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2019	2018	2017
Total share-based compensation expense(1)	$13,183	$12,062	$11,223
Income tax benefit	3,678	3,365	4,601
Share-based compensation expense, net of tax	$9,505	$8,697	$6,622
Unrecognized compensation expense	$14,299	$13,982	$13,266
Weighted-average amortization period remaining (in years)	1.1	1.2	1.3
(1)Comprised of restricted stock, restricted stock unit, and performance share awards expense.
19.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $135.4 million as of December 31, 2019 and $149.2 million as of December 31, 2018 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2020 of $91.4 million plus its net profits for 2020, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by the Company and the Bank. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital ("CET1") to risk-weighted assets, and Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material adverse effect on the Company's financial statements.
As of December 31, 2019, the Company and the Bank met all capital adequacy requirements. As of December 31, 2019, the Bank was "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and avoid limitations on certain distributions, as well as for the Bank to be categorized as "well-capitalized."
Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2019
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,843,597	12.96	$1,493,672	10.500	N/A	N/A
First Midwest Bank	1,598,886	11.28	1,488,796	10.500	$1,417,901	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,496,048	10.52	1,209,163	8.500	N/A	N/A
First Midwest Bank	1,489,664	10.51	1,205,215	8.500	1,134,320	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,496,048	10.52	995,781	7.000	N/A	N/A
First Midwest Bank	1,489,664	10.51	992,530	7.000	921,635	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,496,048	8.81	679,365	4.000	N/A	N/A
First Midwest Bank	1,489,664	8.79	677,570	4.000	846,963	5.00
As of December 31, 2018
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,626,489	12.62	$1,273,103	9.875	N/A	N/A
First Midwest Bank	1,463,026	11.39	1,268,662	9.875	$1,284,721	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,315,098	10.20	1,015,259	7.875	N/A	N/A
First Midwest Bank	1,359,607	10.58	1,011,718	7.875	1,027,777	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,315,432	10.20	821,876	6.375	N/A	N/A
First Midwest Bank	1,359,607	10.58	819,009	6.375	835,068	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,315,098	8.90	591,293	4.000	N/A	N/A
First Midwest Bank	1,359,607	9.41	577,991	4.000	722,488	5.00
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
Since full phase-in on January 1, 2019, the Basel III Capital Rules have required the Company and the Bank to maintain the following:
•A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).

•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that were phased-in over a four-year period through January 1, 2019. In November of 2017, the federal bank regulators issued a final rule that retains certain existing transition provisions related to the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities, and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework (the "Transition Rule"). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are included for purposes of determining regulatory capital ratios; however, the Company and the Bank made a one-time permanent election to exclude these items.
In July of 2019, federal bank regulators adopted final rules intended to simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches framework (the "Capital Simplification Rules"). The Capital Simplification Rules and the rescission of the Transition Rule took effect for the Company as of January 1, 2020.
In December of 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
20.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of December 31, 2019, the Company hedged $815.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.1 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $560.0 million began on various dates between February of 2017 and December of 2019, and mature between February of 2020 and September of 2022. The remaining forward starting interest rate swaps totaling $530.0 million begin on various dates between February of 2020 and February of 2021 and mature between February of 2022 and August of 2024. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.13% as of December 31, 2019. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Gross notional amount outstanding	$1,905,000	$2,280,000
Derivative asset fair value in other assets(1)	727	6,889
Derivative liability fair value in other liabilities(1)	(119)	(11,328)
Weighted-average interest rate received	1.88%	2.12%
Weighted-average interest rate paid	1.74%	2.20%
Weighted-average maturity (in years)	1.18	1.53
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of December 31, 2019, the Company estimates that $1.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2019 and 2018, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $13.9 million, $7.7 million, and $8.2 million was recorded in noninterest income for the years ended December 31, 2019, 2018, and 2017, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Gross notional amount outstanding	$4,340,384	$3,085,226
Derivative asset fair value in other assets(1)	61,709	25,168
Derivative liability fair value in other liabilities(1)	(18,416)	(17,533)
Fair value of derivative(2)	18,856	18,013
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2019 and 2018. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the years ended December 31, 2019 and 2018, and 2017.
Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
(Dollar amounts in thousands)

	Years Ended December 30,
	2019	2018	2017
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$13,236	$18,776	$11,150
Interest rate swaps in interest expense	(16,873)	(20,500)	(8,025)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$3,975	$2,611	$5,159
Interest rate swaps in interest expense	(5,008)	(3,673)	(3,951)

The following table presents the impact of derivative instruments on net interest income for the years ended December 31, 2019, 2018, and 2017.
Hedge Income
(Dollar amounts in thousands)

	Years Ended December 30,
	2019	2018	2017
Cash Flow Hedges
Interest rate swaps in interest income	3,975	2,611	5,159
Interest rate swaps in interest expense	(5,008)	(3,673)	(3,951)
Total cash flow hedges	(1,033)	(1,062)	1,208
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2019 and 2018, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2019 and 2018.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$62,436	$18,535	$32,057	$28,861
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	62,436	18,535	32,057	28,861
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(2,674)	(2,674)	(11,678)	(11,678)
Cash collateral pledged	—	(15,861)	(9,060)	(3,506)
Net credit exposure	$59,762	$—	$11,319	$13,677
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2019 and 2018, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2019 and 2018, the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Commitments to extend credit:
Commercial, industrial, and agricultural	$1,852,040	$1,729,286
Commercial real estate	296,053	296,882
Home equity	576,956	570,553
Other commitments(1)	251,093	244,917
Total commitments to extend credit	$2,976,142	$2,841,638
Letters of credit	$103,684	$112,728
(1)Other commitments includes installment and overdraft protection program commitments.
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2019 or 2018.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at December 31, 2019. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.

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
Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. GAAP provides a three-tiered fair value hierarchy based on the inputs used to measure fair value. The hierarchy is defined as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs require significant management judgment or estimation, some of which use model-based techniques and may be internally developed.
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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$23,703	$13,400	$—	$19,658	$11,148	$—
Securities available-for-sale
U.S. treasury securities	34,075	—	—	37,767	—	—
U.S. agency securities	—	248,424	—	—	142,563	—
CMOs	—	1,557,671	—	—	1,315,209	—
MBSs	—	684,684	—	—	466,934	—
Municipal securities	—	234,431	—	—	227,187	—
Corporate debt securities	—	114,101	—	—	82,349	—
Total securities available-for-sale	34,075	2,839,311	—	37,767	2,234,242	—
Mortgage servicing rights ("MSRs")(1)	—	—	5,858	—	—	6,730
Derivative assets(1)	—	62,436	—	—	32,057	—
Liabilities
Derivative liabilities(2)	$—	$18,535	$—	$—	$28,861	$—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.

The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of December 31, 2019, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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
The Company liquidated all of its remaining CDOs during 2017. A rollforward of the carrying value of CDOs for the year ended December 31, 2017 is presented in the following table.
Carrying Value of CDOs
(Dollar amounts in thousands)

Years Ended December 31,
2017
Beginning balance	$33,260
Additions	—
Change in other comprehensive income(1)	14,421
Paydowns and sales	(47,681)
Ending balance	$—
(1)Included in unrealized holding gains (losses) in the Consolidated Statements of Comprehensive Income.
Mortgage Servicing Rights
The Company services loans for others totaling $653.7 million and $627.3 million as of December 31, 2019 and 2018, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of December 31, 2019 and 2018.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of December 31,
	2019			2018
Prepayment speed	6.7%	-	12.0%	6.5%	-	13.5%
Maturity (months)	18	-	94	20	-	104
Discount rate	9.3%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.

A rollforward of the carrying value of MSRs for the three years ended December 31, 2019 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$6,730	$5,894	$6,120
New MSRs	1,228	1,080	673
Total (losses) gains included in earnings(1):
Changes in valuation inputs and assumptions	(1,559)	475	(41)
Other changes in fair value(2)	(541)	(719)	(858)
Ending balance(3)	$5,858	$6,730	$5,894
Contractual servicing fees earned during the year(1)	$1,586	$1,517	$1,536
Total amount of loans being serviced for the benefit of others at the end of the year	653,656	627,323	607,016
(1)Included in mortgage banking income in the Consolidated Statements of Income and related to assets held as of December 31, 2019, 2018, and 2017.
(2)Primarily represents changes in expected future cash flows over time due to payoffs and paydowns.
(3)Included in other assets in the Consolidated Statements of Financial Condition.
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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2019			As of December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds(1)	$34,231	$—	$34,231	$27,246	$—	$27,246
U.S. government and government agency securities	3,720	3,685	7,405	4,389	3,626	8,015
Corporate bonds	—	10,865	10,865	—	10,472	10,472
Common stocks	34,693	—	34,693	26,882	—	26,882
Common trust funds	N/A	N/A	5,096	N/A	N/A	3,595
Total pension plan assets	$72,644	$14,550	$92,290	$58,517	$14,098	$76,210
N/A – Not applicable for investments measured at fair value using net asset value ("NAV") as a practical expedient which are not classified in the fair value hierarchy.
(1)Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
Mutual funds, certain U.S. government agency securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds and certain U.S. government and government agency securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified in level 2 of the fair value hierarchy. Common trust funds are valued at NAV on the last business day of the Pension Plan's year end, which is used as a practical expedient to estimate fair value. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Since these investments are measured at fair value using the NAV as a practical expedient, they are not classified in the fair value hierarchy. There were no Pension Plan assets classified in level 3 of the fair value hierarchy.
Assets and Liabilities Required to be Measured at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition by level in the fair value hierarchy.
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2019			As of December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$41,326	$—	$—	$24,565
OREO(2)	—	—	3,325	—	—	6,012
Loans held-for-sale(3)	—	—	36,032	—	—	3,478
Assets held-for-sale(4)	—	—	6,824	—	—	3,722
(1)Includes impaired loans with charge-offs and impaired loans with a specific reserve during the periods presented.
(2)Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.
(3)Included in other assets in the Consolidated Statements of Financial Condition.
(4)Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell as of December 31, 2019 and 2018. These loans were recorded in the held-for-sale category at the contract price, which approximates fair value, and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
As of December 31, 2019, assets held-for-sale consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets in level 3 of the fair value hierarchy as a non-recurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 10, "Goodwill and Other Intangible Assets."

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2019		As of December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$214,894	$214,894	$211,189	$211,189
Interest-bearing deposits in other banks	2	84,327	84,327	78,069	78,069
Securities held-to-maturity	2	21,997	21,234	10,176	9,871
FHLB and FRB stock	2	115,409	115,409	80,302	80,302
Loans	3	12,733,200	12,535,848	11,346,668	11,052,040
Investment in BOLI	3	296,351	296,351	296,733	296,733
Accrued interest receivable	3	59,716	59,716	54,847	54,847
Other interest-earning assets	3	—	—	5	5
Liabilities
Deposits	2	$13,251,278	$13,247,871	$12,084,112	$12,064,604
Borrowed funds	2	1,658,758	1,658,758	906,079	906,079
Senior and subordinated debt	2	233,948	277,203	203,808	211,207
Accrued interest payable	2	10,502	10,502	10,005	10,005
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both December 31, 2019 and 2018, the Company estimated the fair value of lending commitments outstanding to be immaterial.
23.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans to and has transactions with certain of its directors and executive officers. All of these loans and transactions were made on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2019 and 2018, loans to directors and executive officers were not greater than 5% of stockholders' equity.

24.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2019	2018
Assets
Cash and due from banks	$247,507	$158,026
Investments in and advances to subsidiaries	2,360,467	2,091,158
Other assets	45,306	55,782
Total assets	$2,653,280	$2,304,966
Liabilities and Stockholders' Equity
Senior and subordinated debt	$233,948	$203,808
Accrued interest payable and other liabilities	48,539	46,160
Stockholders' equity	2,370,793	2,054,998
Total liabilities and stockholders' equity	$2,653,280	$2,304,966

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Income
Dividends from subsidiaries	$236,137	$86,095	$74,091
Interest income	613	453	2,211
Securities transactions and other	23	280	(1,372)
Total income	236,773	86,828	74,930
Expenses
Interest expense	14,431	12,708	12,428
Salaries and employee benefits	13,903	22,430	20,978
Other expenses	11,384	9,440	9,126
Total expenses	39,718	44,578	42,532
Income before income tax benefit and equity in undistributed income of subsidiaries	197,055	42,250	32,398
Income tax benefit	10,609	13,299	14,851
Income before equity in undistributed income of subsidiaries	207,664	55,549	47,249
Equity in undistributed (loss) income of subsidiaries	(7,926)	102,321	51,138
Net income	199,738	157,870	98,387
Net income applicable to non-vested restricted shares	(1,681)	(1,312)	(916)
Net income applicable to common shares	$198,057	$156,558	$97,471

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$199,738	$157,870	$98,387
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	7,926	(102,321)	(51,138)
Depreciation of premises, furniture, and equipment	51	42	9
Net securities losses	—	—	1,523
Share-based compensation expense	13,183	12,062	11,223
Tax benefit related to share-based compensation	364	258	349
Net (increase) decrease in other assets	(67,330)	35,981	18,667
Net increase (decrease) in other liabilities	49,813	(17,942)	(52,377)
Net cash provided by operating activities	203,745	85,950	26,643
Investing Activities
Proceeds from sales and maturities of securities available-for-sale	—	—	42,516
Purchase of premises, furniture, and equipment	—	(61)	(119)
Net cash (paid) received for acquisitions	(19,966)	39	(47,364)
Net cash used in investing activities	(19,966)	(22)	(4,967)
Financing Activities
Repurchases of common stock	(33,928)	—	—
Cash dividends paid	(56,540)	(44,293)	(37,129)
Restricted stock activity	(3,830)	(4,421)	(3,952)
Net cash used in financing activities	(94,298)	(48,714)	(41,081)
Net increase (decrease) in cash and cash equivalents	89,481	37,214	(19,405)
Cash and cash equivalents at beginning of year	158,026	120,812	140,217
Cash and cash equivalents at end of year	$247,507	$158,026	$120,812
Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$101,496	$83,303	$534,090

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2019 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2019, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited First Midwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Midwest Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (59)	Chairman of the Company's Board of Directors since 2017; Chief Executive Officer of the Company since 2008 and President from 2008 to January of 2019; Chairman of the Bank's Board of Directors since 2011 and Vice Chairman from 2010 to 2011; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (61)	President of the Company since January of 2019, Senior Executive Vice President from 2011 to January of 2019, and Chief Operating Officer since 2011; President and Chief Operating Officer of the Bank since 2011; Vice Chairman of the Bank's Board of Directors since 2014; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011.	2011
Patrick S. Barrett (56)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2017; prior thereto, Senior Executive Vice President and Chief Financial Officer at Fulton Financial Corporation from 2014 to 2016; prior thereto, Chief Financial Officer of Wholesale Banking at SunTrust; prior thereto, in numerous leadership positions at JPMorgan Chase & Co., and before that, Partner in the Assurance Services practice of Deloitte Touche Tohmatsu.	2017
Jo Ann Boylan (57)	Executive Vice President and Chief Information and Operations Officer of the Company and the Bank since 2016; prior thereto, Senior Vice President and Chief Technology Officer at MB Financial.	2016
Nicholas J. Chulos (60)	Executive Vice President, General Counsel, and Corporate Secretary of the Company and the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Kevin P. Geoghegan (60)	Executive Vice President and Chief Credit Officer of the Bank since April of 2019; prior thereto, Executive Vice President and Regional Credit Executive for PNC Financial Services since 2009.	2019
James P. Hotchkiss (63)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael W. Jamieson (62)	Executive Vice President and Director of Commercial Banking of the Bank since 2016; prior thereto, Senior Vice President and Market Executive at Bank of America Merrill Lynch.	2016
Jeff C. Newcom (47)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2016; prior thereto, Chief Compliance and Enterprise Risk Management Officer at Fulton Financial Corporation since 2014; prior thereto, Associate Director at Protiviti.	2016
Thomas M. Prame (50)	Executive Vice President and Director of Consumer Banking of the Bank since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (41)	Senior Vice President of the Company and Bank and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
R. Douglas Rose (51)	Executive Vice President and Chief Human Resources Officer of the Company and the Bank since March of 2019; prior thereto, Senior Vice President and Chief Human Resources Officer of Discover Financial Services since 2013.	2019
James V. Stadler (56)	Executive Vice President and Chief Marketing and Communications Officer of the Bank since 2018; prior thereto, Managing Partner at Schafer Condon Carter.	2018
Additional information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be held on May 20, 2020 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be held on May 20, 2020 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be held on May 20, 2020 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2019, relating to the Company's equity compensation plans, pursuant to which restricted stock, restricted stock units, performance shares, or other rights to acquire shares of the Company's common stock may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders(1)	575,449	$23.89	2,751,218
Not approved by security holders(2)	5,885	17.96	—
Total	581,334	$23.83	2,751,218
(1)Includes all outstanding restricted stock, restricted stock unit, and performance share awards under the Company's 2018 Stock and Incentive Plan, the predecessor Omnibus Stock and Incentive Plan and the Non-Employee Directors' Stock Plan (the "Plans"). Additional information and details about the Plans are also disclosed in Notes 1 and 18 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. Restricted stock, restricted stock units, and performance shares that do not vest or are not earned are added to the number of securities available for future issuance.
(2)Represents shares underlying deferred stock units credited under the Company's Nonqualified Retirement Plan ("NQ Plan"), payable on a one-for-one basis in shares of common stock.
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,885 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be held on May 20, 2020 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders to be held on May 20, 2020 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)   Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018.
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017.
Notes to the Consolidated Financial Statements.
(a)(2)   Financial Statement Schedules
The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.
(a)(3)   Exhibits
See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents(1)
3.1	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2014.
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.
3.4	Amended and Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.
4.1	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 333-213587) filed with the Securities and Exchange Commission on September 12, 2016.
4.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of the Company, dated as of December 5, 2008, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
4.4	Senior Debt Indenture, dated as of November 22, 2011, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011.
4.5	Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.
4.6	First Supplemental Indenture, dated as of September 29, 2016, to the Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.
4.7	Form of 5.875% Subordinated Notes due 2026 is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.
10.1	Form of Absolute Lease Agreement between First Midwest Bank and certain affiliates of Oak Street Real Estate Capital, LLC is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.
10.2(2)	First Midwest Bancorp, Inc. Short Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.3(2)	First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.
10.4(2)	First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Annex A to the Company's proxy statement filed with the Securities and Exchange Commission on April 9, 2013.
10.5(2)	Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
10.6(2)	First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.7(2)	First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.8(2)	First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

Exhibit Number	Description of Documents(1)
10.9(2)	First Midwest Bancorp, Inc. Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.10(2)	First Midwest Bancorp, Inc. Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
10.11(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.12(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.13(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.14(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.15(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.16(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.
10.17(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.18(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.19(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.20(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.
10.21(2)	Employment Agreement, amended and restated as of January 18, 2019, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.22(2)	Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.
10.23(2)	Employment Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

Exhibit Number	Description of Documents(1)
10.24(2)	Confidentiality and Restrictive Covenants Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.25(2)	Employment Agreement, dated as of December 21, 2016, between the Company and its Chief Financial Officer is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.
10.26(2)	Employment Agreement, dated as of August 29, 2016, between the Company and its Director of Commercial Banking is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.
10.27(2)	Employment Agreement, dated as of May 15, 2012, between the Company and its Director of Consumer Banking is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.28(2)	Form of Class II Employment Agreement between the Company and certain of its executive officers is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission on March 1, 2013.
10.29(2)	Form of Amendment to the Class II Employment Agreements between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.30	Form of Indemnification Agreement between the Company and certain directors, officers and employees of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.31	Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
11	Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Notes to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)
(1)Except as otherwise indicated, the Securities and Exchange Commission file number for all documents incorporated by reference is 0-10967.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
FIRST MIDWEST BANCORP, INC.
Registrant

By:	/s/ MICHAEL L. SCUDDER	February 28, 2020
Michael L. Scudder
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2020.
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