Form 10-Q
period 2020-03-31
FIRST MIDWEST BANCORP INC
filed 2020-05-08
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of May 5, 2020, there were 114,259,086 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2020	December 31, 2019
Assets			(Unaudited)
Cash and due from banks			$252,138	$214,894
Interest-bearing deposits in other banks			229,474	84,327
Equity securities, at fair value			40,098	42,136
Securities available-for-sale, at fair value			3,382,865	2,873,386
Securities held-to-maturity, at amortized cost, net			19,825	21,997
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			154,357	115,409
Loans			13,965,017	12,840,330
Allowance for loan losses			(219,948)	(108,022)
Net loans			13,745,069	12,732,308
Other real estate owned ("OREO")			9,814	8,750
Premises, furniture, and equipment, net			145,844	147,996
Investment in bank-owned life insurance ("BOLI")			298,827	296,351
Goodwill and other intangible assets			935,241	875,262
Accrued interest receivable and other assets			539,748	437,581
Total assets			$19,753,300	$17,850,397
Liabilities
Noninterest-bearing deposits			$4,222,523	$3,802,422
Interest-bearing deposits			9,876,427	9,448,856
Total deposits			14,098,950	13,251,278
Borrowed funds			2,648,210	1,658,758
Senior and subordinated debt			234,153	233,948
Accrued interest payable and other liabilities			336,280	335,620
Total liabilities			17,317,593	15,479,604
Stockholders' Equity
Common stock			1,253	1,204
Additional paid-in capital			1,274,935	1,211,274
Retained earnings			1,357,395	1,380,612
Accumulated other comprehensive income (loss), net of tax			35,323	(1,954)
Treasury stock, at cost			(233,199)	(220,343)
Total stockholders' equity			2,435,707	2,370,793
Total liabilities and stockholders' equity			$19,753,300	$17,850,397

	March 31, 2020		December 31, 2019
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	—	125,349	—	120,415
Shares outstanding	—	114,213	—	109,972
Treasury shares	—	11,136	—	10,443

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2020	2019
Interest Income
Loans	$147,786	$144,804
Investment securities	20,238	16,006
Other short-term investments	2,203	1,680
Total interest income	170,227	162,490
Interest Expense
Deposits	17,117	16,602
Borrowed funds	5,841	3,551
Senior and subordinated debt	3,694	3,313
Total interest expense	26,652	23,466
Net interest income	143,575	139,024
Provision for loan losses	39,532	10,444
Net interest income after provision for loan losses	104,043	128,580
Noninterest Income
Wealth management fees	12,361	11,600
Service charges on deposit accounts	11,781	11,540
Capital market products income	4,722	1,279
Card-based fees	3,968	4,378
Mortgage banking income	1,788	1,004
Other service charges, commissions, and fees	2,682	2,611
Net securities losses	(1,005)	—
Other income	3,065	2,494
Total noninterest income	39,362	34,906
Noninterest Expense
Salaries and employee benefits	62,859	57,373
Net occupancy and equipment expense	14,227	13,797
Professional services	10,390	7,087
Technology and related costs	8,548	6,270
Net OREO expense	420	681
Other expenses	15,415	12,953
Acquisition and integration related expenses	5,472	3,691
Delivering Excellence implementation costs	—	258
Total noninterest expense	117,331	102,110
Income before income tax expense	26,074	61,376
Income tax expense	6,468	15,318
Net income	$19,606	$46,058
Per Common Share Data
Basic earnings per common share	$0.18	$0.43
Diluted earnings per common share	$0.18	$0.43
Dividends declared per common share	$0.14	$0.12
Weighted-average common shares outstanding	109,922	105,770
Weighted-average diluted common shares outstanding	110,365	105,770

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2020	2019
Net income	$19,606	$46,058
Securities Available-for-Sale
Unrealized holding gains:
Before tax	62,554	26,752
Tax effect	(17,297)	(7,451)
Net of tax	45,257	19,301
Reclassification of net losses included in net income:
Before tax	(1,005)	—
Tax effect	282	—
Net of tax	(723)	—
Net unrealized holding gains	44,534	19,301
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(10,040)	1,458
Tax effect	2,783	(406)
Net of tax	(7,257)	1,052
Total other comprehensive income	37,277	20,353
Total comprehensive income	$56,883	$66,411

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	19,301	1,052	—	20,353
Balance at March 31, 2019	$(9,491)	$(1,498)	$(21,170)	$(32,159)
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	44,534	(7,257)	—	37,277
Balance at March 31, 2020	$60,342	$(6,438)	$(18,581)	$35,323

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
As of December 31, 2018
Beginning balance	106,375	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(1)	—	—	—	47,257	—	—	47,257
Net income	—	—	—	46,058	—	—	46,058
Other comprehensive income	—	—	—	—	20,353	—	20,353
Common dividends declared ($0.12 per common share)	—	—	—	(12,837)	—	—	(12,837)
Acquisitions, net of issuance costs	150	—	(814)	—	—	4,098	3,284
Common stock issued	27	—	(137)	—	—	674	537
Restricted stock activity	352	—	(13,313)	—	—	9,538	(3,775)
Treasury stock issued to benefit plans	(4)	—	(4)	—	—	(79)	(83)
Share-based compensation expense	—	—	3,679	—	—	—	3,679
Balance at March 31, 2019	106,900	$1,157	$1,103,991	$1,273,245	$(32,159)	$(186,763)	$2,159,471
As of December 31, 2019
Beginning balance	109,972	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(2)	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	19,606	—	—	19,606
Other comprehensive income	—	—	—	—	37,277	—	37,277
Common dividends declared ($0.14 per common share)	—	—	—	(16,002)	—	—	(16,002)
Repurchases of common stock	(1,171)	—	—	—	—	(22,557)	(22,557)
Acquisition, net of issuance costs	4,930	49	71,834	—	—	—	71,883
Common stock issued	37	—	172	—	—	679	851
Restricted stock activity	449	—	(12,268)	—	—	9,102	(3,166)
Treasury stock issued to benefit plans	(4)	—	1	—	—	(80)	(79)
Share-based compensation expense	—	—	3,922	—	—	—	3,922
Balance at March 31, 2020	114,213	$1,253	$1,274,935	$1,357,395	$35,323	$(233,199)	$2,435,707
(1)As a result of accounting guidance adopted in the first quarter of 2019, the remaining deferred gain on a sale-leaseback transaction was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2019.
(2)As a result of accounting guidance adopted in the first quarter of 2020, a portion of the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$19,606	$46,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,532	10,444
Depreciation of premises, furniture, and equipment	4,169	4,050
Net amortization of premium on securities	5,727	2,672
Net securities losses	1,005	—
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(2,629)	(1,410)
Net losses (gains) on sales and valuation adjustments of OREO	128	(792)
Amortization of the FDIC indemnification asset	302	302
Net losses on sales and valuation adjustments of premises, furniture, and equipment	105	391
BOLI income	(1,982)	(1,826)
Share-based compensation expense	3,922	3,679
Tax benefit related to share-based compensation	62	55
Amortization of other intangible assets	2,770	2,363
Originations of mortgage loans held-for-sale	(104,694)	(62,895)
Proceeds from sales of mortgage loans held-for-sale	119,159	58,783
Net decrease (increase) in equity securities	2,038	(2,498)
Net (increase) decrease in accrued interest receivable and other assets	(114,028)	27,948
Net decrease in accrued interest payables and other liabilities	(40,870)	(37,870)
Net cash (used in) provided by operating activities	(65,678)	49,454
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	229,391	77,601
Proceeds from sales of securities available-for-sale	39,095	—
Purchases of securities available-for-sale	(586,292)	(131,707)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	2,268	162
Purchases of securities held-to-maturity	(16)	(2,828)
Net purchases of FHLB stock	(38,948)	(5,488)
Net increase in loans	(373,138)	(131,221)
Premiums paid on BOLI, net of proceeds from claims	2,003	2,660
Proceeds from sales of OREO	230	2,795
Proceeds from sales of premises, furniture, and equipment	—	557
Purchases of premises, furniture, and equipment	(3,168)	(5,081)
Net cash received from (paid for) acquisition	142,282	(11,489)
Net cash used in investing activities	(586,293)	(204,039)
Financing Activities
Net (decrease) increase in deposit accounts	(102,404)	76,870
Net increase in borrowed funds	977,920	67,773
Repurchases of common stock	(22,557)	—
Cash dividends paid	(15,431)	(12,782)
Restricted stock activity	(3,166)	(3,775)
Net cash provided by financing activities	834,362	128,086
Net increase (decrease) in cash and cash equivalents	182,391	(26,499)
Cash and cash equivalents at beginning of period	299,221	289,258
Cash and cash equivalents at end of period	$481,612	$262,759

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$1,029	$321
Interest paid to depositors and creditors	28,285	23,707
Dividends declared, but unpaid	15,854	12,728
Stock issued for acquisitions, net of issuance costs	71,883	3,284
Non-cash transfers of loans to OREO	121	—
Non-cash transfers of loans held-for-investment to loans held-for-sale	3,155	2,630
Non-cash recognition of right-of-use asset	—	143,561
Non-cash recognition of lease liability	—	143,561

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2019 Annual Report on Form 10-K ("2019 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, lease obligations, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2019 10-K.
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
Allowance for Securities Held-to-Maturity – The Company maintains an allowance for securities held-to-maturity for the risk of loss inherent in these financial assets, which reflects the difference between the carrying value and the discounted expected future cash flows of these assets and is included in securities held-to-maturity, at amortized cost, net in the Consolidated Statements of Financial Condition.
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
Acquired Loans – Acquired loans consist of all loans that were acquired in business combinations, including loans which are covered by Federal Deposit Insurance Corporation ("FDIC") Agreements. Acquired loans are included within loans held-for-investment.
Acquired loans are separated into (i) non-purchased credit deteriorated ("non-PCD") loans and (ii) purchased credit deteriorated ("PCD") loans. Non-PCD loans include loans that did not have evidence of more-than-insignificant credit deterioration since origination at the acquisition date. PCD loans include loans that had evidence of more-than-insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Leases and revolving loans do not qualify to be accounted for as PCD loans and are accounted for as non-PCD loans.
The acquisition adjustment related to non-PCD loans is amortized into interest income over the contractual life of the related loans. If an acquired non-PCD loan is renewed subsequent to the acquisition date, any remaining acquisition adjustment is accreted into interest income and the loan is considered a new loan that is no longer classified as an acquired loan.
PCD loans are generally accounted for based on estimates of expected future cash flows. The Company uses a discounted cash flow analysis involving significant unobservable inputs and assumptions to measure the fair value of PCD loans. The significant assumptions utilized in the cash flow analysis include the probability of default ("PD"), loss given default ("LGD"), and discount rate. PCD loans are recorded at fair value, excluding credit-related adjustments, for which an allowance for loan losses is established at the acquisition date through purchase accounting adjustments. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the expected future cash flows can be reasonably estimated. Subsequent to the acquisition date, the allowance for loan losses on PCD loans is estimated as are the allowances for all other loans in the portfolio.
Prior to the adoption of the current expected credit losses ("CECL") accounting guidance on January 1, 2020, acquired loans were separated into (i) non-purchased credit impaired ("non-PCI") loans and (ii) purchased credit impaired ("PCI") loans. The significant accounting policies related to non-PCI and PCI acquired loans are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2019 10-K.
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
Non-accrual loans with balances under a specified threshold are not individually evaluated for impairment. For all other non-accrual loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of collateral-dependent loans is based on the fair value of the underlying collateral, less costs to sell. The value of other loans is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.
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

Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments and is maintained by management at a level believed adequate to absorb current expected credit losses in the existing loan portfolio. Determination of the allowance for credit losses is subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows, actual loss experience, consideration of current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in interest rates and property values, various internal and external qualitative factors, and other factors.
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
Allowance for Loan Losses – The allowance for loan losses consists of (i) specific allowance for individual loans where the recorded investment exceeds the value, (ii) an allowance based on historical credit loss experience with consideration of reasonable and supportable forecasts of economic conditions for each loan category, and (iii) an allowance based on other internal and external qualitative factors.
The allowance for individual loans is based on a periodic analysis of non-accrual loans individually exceeding a specific dollar amount. If the estimated value of a non-accrual loan is less than its recorded book value, the Company either (i) provides an allowance in the amount of the excess of the book value over the estimated value of the related loan or, (ii) if the loss is confirmed, charges off the loss.
The allowance by loan category is based on a discounted cash flows analysis as future cash flows are discounted at an effective rate of return. In addition, estimates of losses on future cash flows is forecasted by applying probability of default and loss given default factors as well as prepayment and curtailment assumptions to cash flows that are adjusted to a present value. This discounted cash flow analysis is updated quarterly, primarily using actual loss experience adjusted for current reasonable and supportable forecasts of economic conditions over a one-year forecast period. After the one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis. These forecasts consider multiple scenarios of key assumptions including national unemployment rates, housing price indices, and gross domestic product.
This general allowance component is then adjusted based on management's consideration of many internal and external qualitative factors, including:
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
•Changes in the national, regional, and local economy that affect the collectability of various segments of the portfolio.
•The effect of other external factors, such as competition and legal and regulatory requirements, on the Company's loan portfolio.
The allowance for loan losses also includes an allowance on acquired non-PCD and PCD loans. An allowance for loan losses is recorded on acquired PCD loans at the acquisition date through purchase accounting adjustments. Subsequent to the acquisition date, the allowance for loan losses on PCD loans is estimated as are the allowances for all other loans in the portfolio. No allowance for loan losses is recorded on acquired non-PCD loans at the acquisition date through purchase accounting. Instead, an allowance is established on acquired non-PCD loans at the acquisition date in-line with all other loans in the portfolio as if the loans were originated at the acquisition date. On a periodic basis, the adequacy of this allowance is determined using either a PD/LGD methodology or a specific review methodology.
Allowance for Unfunded Commitments – The Company also maintains an allowance for unfunded commitments, including letters of credit, for the risk of loss inherent in these arrangements. The allowance for unfunded commitments is estimated using the historical credit loss experience with consideration of reasonable and supportable forecasts of economic conditions for each loan category. The allowance for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment and estimation given the difficulty of assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, current national, regional, and local economic trends, reasonable and supportable forecasts about the future, changes in interest rates and property values, the amounts and timing of expected future cash flows on non-accrual loans, estimated losses on pools of homogenous loans, the interpretation of loan risk classifications by regulatory authorities, various internal and external qualitative factors, and other factors.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER GUIDANCE
Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments: In June of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 that requires entities to present financial assets measured at amortized cost at the net amount expected to be collected, considering an entity's current estimate of all expected credit losses. In addition, credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses, with changes in credit loss estimates recognized through current earnings. This guidance is effective for annual and interim periods beginning after December 15, 2019.
The Company adopted this guidance on January 1, 2020, which resulted in the recognition of $76.0 million of allowance for credit losses which includes $26.0 million attributable to loans, $5.6 million attributable to unfunded commitments, $35.7 million attributable to PCD loans, $8.5 million attributable to non-PCD acquired loans, and $220,000 attributable to securities held-to-maturity. The portion of the allowance for credit losses attributable to PCD loans did not have an impact on equity as the credit-related portion of acquisition adjustments on loans previously classified as PCI transitioned to PCD accounting treatment upon adoption. The amount of allowance for credit losses recognized upon adoption was based on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date. The Company adopted this guidance using the modified retrospective approach which resulted in the recognition of a $26.8 million after-tax reduction to retained earnings as a cumulative-effect adjustment on January 1, 2020. Prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in the Company's 2019 10-K.
The Company has made the following elections upon adoption of ASU 2016-13:
•When determining the allowance and net carrying value amount for financial assets in which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty, the Company will use the fair value of collateral at the reporting date.
•The Company writes off uncollectible accrued interest in a timely manner and, therefore, will not measure an allowance for credit losses for accrued interest receivable.
•The Company uses a discounted cash flow approach for the majority of its applicable instruments. The change in the present value from one reporting period to the next may result from the passage of time, in addition to changes in estimates of the timing of the cash flows. The Company will report the entire change in the present value as provision for loan losses (or reversal of provision for loan losses) versus reporting the change related to the passage of time as interest income.
For additional discussion of the allowance for credit losses, see Note 7 "Past Due Loans, Allowance for Credit Losses, Non-Accrual Loans, and TDRs."
Accounting for Goodwill Impairment: In January of 2017, the FASB issued ASU 2017-04 that simplifies the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill using the second step of the quantitative two-step goodwill impairment model prescribed under current accounting guidance. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. This guidance is effective for annual and interim goodwill impairment testing dates beginning after December 15, 2019. The adoption of this guidance on January 1, 2020 did not materially impact the Company's financial condition, results of operations, or liquidity.
Changes to the Disclosure Requirements for Fair Value Measurement: In August of 2018, the FASB issued ASU 2018-13 that eliminates, modifies, and adds to certain fair value measurement disclosure requirements associated with the three-tiered fair value hierarchy. This guidance is effective for annual and interim periods beginning after December 15, 2019. The adoption of this guidance on January 1, 2020 did not materially impact the Company's financial condition, results of operations, or liquidity.
Loan Modifications Due to COVID-19: In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. Accordingly, the Company is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.
Regulatory Capital Delay of CECL Impact: In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March of 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
Accounting Pronouncements Pending Adoption
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
Income Taxes: In December of 2019, the FASB issued ASU 2019-12 that removes certain exceptions to the general principles of accounting for income taxes. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
Reference Rate Reform: In March of 2020, the FASB issued ASU 2020-04 that provides optional expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform, if certain criteria are met. This guidance is effective as of March 12, 2020 through December 31, 2022. Management is in the process of determining the impact on the Company's financial condition, results of operations, and liquidity.
3. ACQUISITIONS
Completed Acquisitions
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $691.7 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $57.2 million associated with the acquisition was recorded by the Company. Park Bank will be merged into First Midwest Bank and all operating systems are expected to be converted to the Company's operating platform in the second quarter of 2020. The fair value adjustments, including goodwill, associated with the transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
Bridgeview Bank Group
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $710.3 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on May 9, 2019, each outstanding share of Bridgeview common stock was exchanged for 0.2767 shares of Company common stock, plus $1.66 of cash. In addition, each outstanding Bridgeview stock option was exchanged for the right to receive cash. This resulted in merger consideration of $135.4 million, which consisted of 4.7 million shares of Company common stock and $37.1 million of cash. Goodwill of $60.7 million associated with the acquisition was recorded by the Company. All Bridgeview operating systems were converted to the Company's operating platform during the second quarter of 2019. The fair value adjustments, including goodwill, associated with this transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
During the first quarter of 2020, the Company updated the fair value adjustments associated with the Bridgeview transaction. The adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc., a registered investment adviser based in Milwaukee, Wisconsin with approximately $800.0 million of assets under management at closing. During the first quarter of 2020, the Company finalized the fair value adjustments associated with the Northern Oak transaction, which required a measurement period adjustment to goodwill. This adjustment was recognized in the current period in accordance with accounting guidance applicable to business combinations.

The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Park Bank and Bridgeview transactions as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Park Bank	Bridgeview
	March 9, 2020	May 9, 2019
Assets
Cash and due from banks and interest-bearing deposits in other banks	$244,781	$35,097
Equity securities	—	6,966
Securities available-for-sale	136,856	263,090
Securities held-to-maturity	300	13,426
FHLB and FRB stock	—	1,481
Loans	691,667	710,302
OREO	1,868	5,436
Goodwill	57,174	60,729
Other intangible assets	3,068	15,603
Premises, furniture, and equipment	2,759	15,905
Accrued interest receivable and other assets	11,891	37,098
Total assets	$1,150,364	$1,165,133
Liabilities
Noninterest-bearing deposits	$356,050	$179,267
Interest-bearing deposits	594,026	807,487
Total deposits	950,076	986,754
Borrowed funds	11,532	1,746
Senior and subordinated debt	—	29,360
Accrued interest payable and other liabilities	14,374	11,921
Total liabilities	975,982	1,029,781
Consideration Paid
Common stock (2020 – 4,930,231, shares issued at $14.58 per share, 2019 – 4,728,541, shares issued at $20.77 per share), net of issuance costs	71,883	98,212
Cash paid	102,499	37,140
Total consideration paid	174,382	135,352
	$1,150,364	$1,165,133
Expenses related to the acquisition and integration of completed and pending transactions totaled $5.5 million and $3.7 million during the quarters ended March 31, 2020 and 2019, respectively, and are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2019 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$32,954	$355	$—	$33,309	$33,939	$137	$(1)	$34,075
U.S. agency securities	616,469	3,940	(2,417)	617,992	249,502	758	(1,836)	248,424
Collateralized mortgage obligations ("CMOs")	1,640,928	59,820	(736)	1,700,012	1,547,805	14,893	(5,027)	1,557,671
Other mortgage-backed securities ("MBSs")	662,529	24,836	(94)	687,271	678,804	7,728	(1,848)	684,684
Municipal securities	228,744	5,972	(157)	234,559	228,632	5,898	(99)	234,431
Corporate debt securities	117,785	394	(8,457)	109,722	112,797	1,791	(487)	114,101
Total securities available-for-sale	$3,299,409	$95,317	$(11,861)	$3,382,865	$2,851,479	$31,205	$(9,298)	$2,873,386
Securities Held-to-Maturity
Municipal securities	$20,045	$17	$—	$20,062	$21,997	$—	$(763)	$21,234
Allowance for securities held-to- maturity(1)	(220)			$(220)
Total securities held-to-maturity, net	$19,825	$17	$—	$19,842
Equity Securities				$40,098				$42,136
(1)The allowance for securities held-to-maturity was established upon adoption of CECL on January 1, 2020.
Accrued interest receivable on the securities portfolio totaled $12.3 million and $11.3 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
Accounting guidance requires that the credit portion of a decline in fair value be recognized as an allowance for credit losses, established as a charge to expense through income. If a decline in fair value below carrying value is not attributable to credit deterioration and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the non-credit related portion of the decline in fair value in other comprehensive income (loss). In determining whether a decline in fair value of a security is credit related, the Company considers adverse conditions specific to the security, deterioration in economic conditions or market environment that may affect the value of the securities and related collateral, if any, events of default, changes to the credit rating of the security by a rating agency, and guarantees applicable to the security, among other factors.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$326,292	$326,171	$8,111	$8,118
After one year to five years	178,785	178,718	5,573	5,578
After five years to ten years	490,875	490,693	3,349	3,352
After ten years	—	—	2,792	2,794
Securities that do not have a single contractual maturity date	2,303,457	2,387,283	—	—
Total	$3,299,409	$3,382,865	$19,825	$19,842
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.4 billion as of March 31, 2020 and $1.3 billion as of December 31, 2019. No securities held-to-maturity were pledged as of March 31, 2020 or December 31, 2019.
There were realized losses of $1.0 million and no realized gains (losses) on securities available-for-sale for the quarters ended March 31, 2020 and 2019, respectively.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2020 and December 31, 2019.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2020
Securities Available-for-Sale
U.S. agency securities	24	$164,368	$2,177	$15,635	$240	$180,003	$2,417
CMOs	12	27,840	422	17,505	314	45,345	736
MBSs	11	4,809	70	6,294	24	11,103	94
Municipal securities	22	6,607	148	5,510	9	12,117	157
Corporate debt securities	11	9,615	385	76,384	8,072	85,999	8,457
Total	80	$213,239	$3,202	$121,328	$8,659	$334,567	$11,861
As of December 31, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$4,966	$1	$—	$—	$4,966	$1
U.S. agency securities	52	97,729	1,200	49,387	636	147,116	1,836
CMOs	148	187,470	2,177	412,083	2,850	599,553	5,027
MBSs	59	66,340	996	121,861	852	188,201	1,848
Municipal securities	16	9,384	89	3,104	10	12,488	99
Corporate debt securities	6	9,719	281	21,955	206	31,674	487
Total	286	$375,608	$4,744	$608,390	$4,554	$983,998	$9,298
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2020 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
Commercial and industrial	$5,051,154	$4,481,525
Agricultural	393,138	405,616
Commercial real estate:
Office, retail, and industrial	2,279,068	1,848,718
Multi-family	906,281	856,553
Construction	562,689	593,093
Other commercial real estate	1,349,812	1,383,708
Total commercial real estate	5,097,850	4,682,072
Total corporate loans	10,542,142	9,569,213
Home equity	965,771	851,454
1-4 family mortgages	1,968,589	1,927,078
Installment	488,515	492,585
Total consumer loans	3,422,875	3,271,117
Total loans	$13,965,017	$12,840,330
Deferred loan fees included in total loans	$8,264	$7,972
Overdrawn demand deposits included in total loans	7,126	10,675
Accrued interest receivable on the loan portfolio totaled $49.1 million and $48.4 million as of March 31, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2019 10-K.

Loan Sales
The following table presents loan sales and purchases for the quarters ended March 31, 2020 and 2019.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Corporate loan sales
Proceeds from sales	$4,303	$3,198
Less book value of loans sold	4,188	3,116
Net gains on corporate loan sales(1)	115	82
1-4 family mortgage loan sales
Proceeds from sales	119,159	58,783
Less book value of loans sold	116,645	57,455
Net gains on 1-4 family mortgage loan sales(2)	2,514	1,328
Total net gains on loan sales	$2,629	$1,410
Corporate loan purchases(3)
Commercial and industrial	$145,822	$52,719
Construction	639	834
Other commercial real estate	—	3,986
Total corporate loan purchases	$146,461	$57,539
Consumer loan purchases
Home equity	$144,967	$38,252
1-4 family mortgages	70,175	72,930
Total consumer loan purchases	$215,142	$111,182
(1)Net gains on corporate loan sales are included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income.
(2)Net gains on 1-4 family mortgage loan sales are included in mortgage banking income in the Condensed Consolidated Statements of Income.
(3)Consists of the Company's portion of loan participations purchased.
The Company retained servicing responsibilities for a portion of the 1-4 family mortgage loans sold and collects servicing fees equal to a percentage of the outstanding principal balance. For additional disclosure related to the Company's obligations resulting from the sale of certain 1-4 family mortgage loans, see Note 13, "Commitments, Guarantees, and Contingent Liabilities."
6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at March 31, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of March 31, 2020 and December 31, 2019.
Acquired Loans(1)(2)
(Dollar amounts in thousands)

	As of March 31, 2020			As of December 31, 2019
	PCD	Non-PCD	Total	PCI	Non-PCI	Total
Acquired loans	$275,172	$1,706,402	$1,981,574	$167,183	$1,216,133	$1,383,316
(1)Included in loans in the Consolidated Statements of Financial Condition.
(2)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.
The outstanding balance of PCD loans was $315.5 million as of March 31, 2020 and the outstanding balance of PCI loans was $243.0 million as of December 31, 2019.

Total accretion on acquired loans for the quarters ended March 31, 2020 and 2019 was $6.9 million and $6.4 million, respectively.
7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2020 and December 31, 2019 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class(1)
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of March 31, 2020
Commercial and industrial	$5,005,589	$23,166	$22,399	$45,565	$5,051,154	$34,012	$2,912
Agricultural	382,440	5,420	5,278	10,698	393,138	5,823	146
Commercial real estate:
Office, retail, and industrial	2,229,685	16,590	32,793	49,383	2,279,068	44,625	—
Multi-family	897,392	5,697	3,192	8,889	906,281	2,869	558
Construction	532,427	1,342	28,920	30,262	562,689	28,920	—
Other commercial real estate	1,320,169	25,052	4,591	29,643	1,349,812	11,851	22
Total commercial real estate	4,979,673	48,681	69,496	118,177	5,097,850	88,265	580
Total corporate loans	10,367,702	77,267	97,173	174,440	10,542,142	128,100	3,638
Home equity	956,764	4,548	4,459	9,007	965,771	9,503	360
1-4 family mortgages	1,957,289	5,314	5,986	11,300	1,968,589	8,996	—
Installment	483,504	3,957	1,054	5,011	488,515	—	1,054
Total consumer loans	3,397,557	13,819	11,499	25,318	3,422,875	18,499	1,414
Total loans	$13,765,259	$91,086	$108,672	$199,758	$13,965,017	$146,599	$5,052
As of December 31, 2019
Commercial and industrial	$4,455,381	$11,468	$14,676	$26,144	$4,481,525	$29,995	$2,207
Agricultural	398,676	850	6,090	6,940	405,616	5,954	358
Commercial real estate:
Office, retail, and industrial	1,830,321	2,943	15,454	18,397	1,848,718	25,857	546
Multi-family	853,762	211	2,580	2,791	856,553	2,697	—
Construction	588,065	4,876	152	5,028	593,093	152	—
Other commercial real estate	1,377,678	3,233	2,797	6,030	1,383,708	4,729	529
Total commercial real estate	4,649,826	11,263	20,983	32,246	4,682,072	33,435	1,075
Total corporate loans	9,503,883	23,581	41,749	65,330	9,569,213	69,384	3,640
Home equity	841,908	4,992	4,554	9,546	851,454	8,443	146
1-4 family mortgages	1,917,648	5,452	3,978	9,430	1,927,078	4,442	1,203
Installment	491,406	1,167	12	1,179	492,585	—	12
Total consumer loans	3,250,962	11,611	8,544	20,155	3,271,117	12,885	1,361
Total loans	$12,754,845	$35,192	$50,293	$85,485	$12,840,330	$82,269	$5,001
(1) Prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2020 and 2019 is presented in the table below.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended March 31, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	12,262	2,003	—	—	—	39	—	14,304
Charge-offs	(7,066)	(338)	(10)	(1,808)	(308)	(4,400)	—	(13,930)
Recoveries	1,159	9	5	—	144	499	—	1,816
Net charge-offs	(5,907)	(329)	(5)	(1,808)	(164)	(3,901)	—	(12,114)
Provision for loan losses and other	24,389	4,916	347	1,108	883	7,889	—	39,532
Ending balance	$113,733	$25,856	$3,689	$11,297	$18,554	$46,819	$6,753	$226,701
Quarter Ended March 31, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(6,451)	(628)	(340)	(6)	(210)	(3,142)	—	(10,777)
Recoveries	1,301	10	1	6	21	354	—	1,693
Net charge-offs	(5,150)	(618)	(339)	—	(189)	(2,788)	—	(9,084)
Provision for loan losses and other	6,559	397	91	(42)	185	3,254	—	10,444
Ending balance	$64,685	$7,679	$2,216	$2,131	$4,930	$21,938	$1,200	$104,779
(1) As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."
The allowance for credit losses increased from December 31, 2019 primarily due to the adoption of CECL and the estimated impact of the COVID-19 pandemic on the allowance for credit losses, which considers multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the COVID-19 pandemic.

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2020 and December 31, 2019.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total
As of March 31, 2020
Commercial, industrial, and agricultural	$28,682	$5,299,373	$116,237	$5,444,292	$1,821	$91,604	$20,308	$113,733
Commercial real estate:
Office, retail, and industrial	25,092	2,192,942	61,034	2,279,068	986	13,257	11,613	25,856
Multi-family	2,338	900,583	3,360	906,281	—	3,642	47	3,689
Construction	18,734	522,832	21,123	562,689	—	3,678	7,619	11,297
Other commercial real estate	3,467	1,297,591	48,754	1,349,812	—	8,422	10,132	18,554
Total commercial real estate	49,631	4,913,948	134,271	5,097,850	986	28,999	29,411	59,396
Total corporate loans	78,313	10,213,321	250,508	10,542,142	2,807	120,603	49,719	173,129
Consumer	—	3,398,211	24,664	3,422,875	—	46,315	504	46,819
Allowance for unfunded commitments	—	—	—	—	—	6,753	—	6,753
Total loans	$78,313	$13,611,532	$275,172	$13,965,017	$2,807	$173,671	$50,223	$226,701
As of December 31, 2019
Commercial, industrial, and agricultural	$34,142	$4,807,114	$45,885	$4,887,141	$3,414	$59,108	$308	$62,830
Commercial real estate:
Office, retail, and industrial	24,820	1,795,557	28,341	1,848,718	578	6,899	103	7,580
Multi-family	1,995	851,857	2,701	856,553	—	2,854	96	2,950
Construction	123	581,747	11,223	593,093	—	1,681	16	1,697
Other commercial real estate	3,241	1,323,635	56,832	1,383,708	—	4,867	1,541	6,408
Total commercial real estate	30,179	4,552,796	99,097	4,682,072	578	16,301	1,756	18,635
Total corporate loans	64,321	9,359,910	144,982	9,569,213	3,992	75,409	2,064	81,465
Consumer	—	3,248,916	22,201	3,271,117	—	25,424	1,133	26,557
Allowance for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$64,321	$12,608,826	$167,183	$12,840,330	$3,992	$102,033	$3,197	$109,222
(1)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.

The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of March 31, 2020.
Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

Commercial and industrial	$7,292	$60,475	$2,055	$9,497
Agricultural	4,755	2,043	—	5,610
Commercial real estate:
Office, retail, and industrial	55,176	—	—	17,674
Multi-family	2,338	—	—	2,338
Construction	29,502	—	—	19,185
Other commercial real estate	27,589	—	—	9,310
Total commercial real estate	114,605	—	—	48,507
Total corporate loans	126,652	62,518	2,055	63,614
Home equity	1,506	—	—	266
1-4 family mortgages	96	—	—	1,942
Installment	—	—	—	—
Total consumer loans	1,602	—	—	2,208
Total loans	$128,254	$62,518	$2,055	$65,822
Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of March 31, 2020 and December 31, 2019. PCD and PCI loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2020				As of December 31, 2019
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$6,876	$16,196	$47,302	$1,821	$12,885	$15,516	$52,559	$2,456
Agricultural	5,610	—	10,389	—	1,889	3,852	9,293	958
Commercial real estate:
Office, retail, and industrial	14,250	10,842	37,317	986	14,111	10,709	37,007	578
Multi-family	2,338	—	2,338	—	1,995	—	1,995	—
Construction	18,734	—	18,734	—	123	—	123	—
Other commercial real estate	3,467	—	3,755	—	3,241	—	3,495	—
Total commercial real estate	38,789	10,842	62,144	986	19,470	10,709	42,620	578
Total non-accrual loans individually evaluated	$51,275	$27,038	$119,835	$2,807	$34,244	$30,077	$104,472	$3,992
Interest income recognized on non-accrual loans using the cash basis of accounting totaled $278,000 and $79,000 for the quarters ended March 31, 2020 and 2019, respectively.
Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of March 31, 2020.

Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial, industrial, and agricultural:
Pass	$347,347	$886,843	$969,223	$536,226	$254,029	$496,992	$1,684,205	$5,174,865
Special Mention(2)	4,155	10,109	11,814	4,424	10,296	14,678	65,270	120,746
Substandard(3)	523	3,256	25,569	17,947	14,907	15,875	30,769	108,846
Non-accrual(4)	—	130	2,199	10,969	5,300	6,129	15,108	39,835
Total commercial, industrial, and agricultural	$352,025	$900,338	$1,008,805	$569,566	$284,532	$533,674	$1,795,352	$5,444,292
Commercial, industrial, and agricultural net loan charge-offs	$—	$1	$533	$196	$398	$1,612	$3,167	$5,907
Office, retail, and industrial:
Pass	$91,286	$261,537	$269,725	$369,944	$336,235	$730,037	$97,171	$2,155,935
Special Mention(2)	790	3,170	1,888	5,127	20,430	12,494	—	43,899
Substandard(3)	—	—	—	374	626	33,609	—	34,609
Non-accrual(4)	—	—	132	2,166	11,878	30,018	431	44,625
Total office, retail, and industrial	$92,076	$264,707	$271,745	$377,611	$369,169	$806,158	$97,602	$2,279,068
Office, retail, and industrial net loan charge-offs	$—	$333	$—	$—	$4	$(8)	$—	$329
Multi-family:
Pass	$64,735	$204,728	$112,066	$103,257	$108,573	$263,163	$33,223	$889,745
Special Mention(2)	—	—	—	—	—	7,754	—	7,754
Substandard(3)	—	—	389	84	—	5,440	—	5,913
Non-accrual(4)	—	—	—	2,339	237	293	—	2,869
Total multi-family	$64,735	$204,728	$112,455	$105,680	$108,810	$276,650	$33,223	$906,281
Multi-family net loan charge-offs	$—	$4	$—	$1	$—	$—	$—	$5
Construction:
Pass	$6,359	$124,887	$125,846	$89,101	$66,763	$64,836	$31,327	$509,119
Special Mention(2)	—	—	—	2,621	13,494	1,258	—	17,373
Substandard(3)	—	—	—	—	—	7,277	—	7,277
Non-accrual(4)	—	—	—	1,282	—	25,915	1,723	28,920
Total construction	$6,359	$124,887	$125,846	$93,004	$80,257	$99,286	$33,050	$562,689
Construction net loan charge-offs	$—	$118	$—	$—	$—	$1,690	$—	$1,808
Other commercial real estate:
Pass	$14,525	$166,652	$241,391	$202,227	$105,808	$488,295	$27,508	$1,246,406
Special Mention(2)	—	1,506	6,523	22,233	7,204	12,288	1,300	51,054
Substandard(3)	—	—	—	1,409	2,926	36,166	—	40,501
Non-accrual(4)	—	—	228	481	326	10,238	578	11,851
Total other commercial real estate	$14,525	$168,158	$248,142	$226,350	$116,264	$546,987	$29,386	$1,349,812
Other commercial real estate net loan charge- offs	$—	$38	$1	$—	$183	$(58)	$—	$164
(1)Represents year-to-date loans originated during 2020.
(2)Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.
(3)Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured, and collection of principal and interest is expected within a reasonable time.
(4)Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity:
Performing	$6,977	$12,504	$17,504	$13,646	$12,349	$60,561	$832,727	$956,268
Non-accrual	—	22	110	265	494	7,159	1,453	9,503
Total home equity	$6,977	$12,526	$17,614	$13,911	$12,843	$67,720	$834,180	$965,771
Home equity net loan charge-offs	$—	$—	$1	$—	$1	$51	$(7)	$46
1-4 family mortgages:
Performing	$134,450	$798,396	$378,397	$181,443	$196,581	$269,883	$443	$1,959,593
Non-accrual	—	—	422	83	63	8,428	—	8,996
Total 1-4 family mortgages	$134,450	$798,396	$378,819	$181,526	$196,644	$278,311	$443	$1,968,589
1-4 family mortgages net loan charge-offs	$—	$—	$4	$—	$4	$81	$—	$89
Installment:
Performing	$42,072	$204,697	$120,799	$53,601	$21,380	$23,003	$22,963	$488,515
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$42,072	$204,697	$120,799	$53,601	$21,380	$23,003	$22,963	$488,515
Installment net loan charge-offs	$—	$1,685	$1,183	$455	$52	$391	$—	$3,766
(1)Represents year-to-date loans originated during 2020.
During the quarter ended March 31, 2020, $7.0 million of revolving loans converted to term loans.
The following tables present credit quality indicators by class for corporate and consumer loans on an amortized cost basis as of December 31, 2019.
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
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2020 and December 31, 2019. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2020			As of December 31, 2019
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$223	$12,905	$13,128	$227	$16,420	$16,647
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	4,410	4,410	—	3,600	3,600
Multi-family	161	—	161	163	—	163
Construction	—	—	—	—	—	—
Other commercial real estate	167	—	167	170	—	170
Total commercial real estate	328	4,410	4,738	333	3,600	3,933
Total corporate loans	551	17,315	17,866	560	20,020	20,580
Home equity	35	354	389	36	240	276
1-4 family mortgages	630	248	878	637	—	637
Installment	—	—	—	—	252	252
Total consumer loans	665	602	1,267	673	492	1,165
Total loans	$1,216	$17,917	$19,133	$1,233	$20,512	$21,745
(1)These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of March 31, 2020 and December 31, 2019, there were $1.9 million and $2.2 million of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters ended March 31, 2020 and 2019.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2020 and 2019.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2020 and 2019 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Accruing
Beginning balance	$1,233	$1,866
Additions	—	12
Net payments	(17)	(34)
Net transfers to non-accrual	—	—
Ending balance	1,216	1,844
Non-accrual
Beginning balance	20,514	6,612
Additions	934	—
Net (payments) advances	(658)	2,921
Charge-offs	(2,873)	(158)
Net transfers from accruing	—	—
Ending balance	17,917	9,375
Total TDRs	$19,133	$11,219
There were $813,000 and $530,000 of commitments to lend additional funds to borrowers with TDRs as of March 31, 2020 and December 31, 2019, respectively.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of March 31, 2020, the weighted-average remaining lease term on these leases was 10.98 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of March 31, 2020.
Lease Liability
(Dollar amounts in thousands)

As of March 31, 2020
Year Ending December 31,
2020	$14,167
2021	18,773
2022	18,657
2023	18,756
2024	18,458
2025 and thereafter	105,945
Total minimum lease payments	194,756
Discount(1)	(30,101)
Lease liability(2)	$164,655
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 3.01% as of March 31, 2020.
As of March 31, 2020, right-of-use assets of $144.2 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the quarters ended March 31, 2020 and 2019.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Lease expense charged to operations	$4,675	$4,060
Rental income from premises leased to others (1)	(215)	(157)
Net operating lease expense	$4,460	$3,903
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
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
Securities sold under agreements to repurchase	$127,682	$103,515
Federal funds purchased	245,000	160,000
FHLB advances	2,275,528	1,395,243
Total borrowed funds	$2,648,210	$1,658,758
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts if required. The securities underlying the agreements remain in the respective asset accounts. As of March 31, 2020, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. As of March 31, 2020, the Company held various short-term FHLB advances with fixed interest rates that range from 0.00% to 1.73% and maturity dates that range from April 1, 2020 to March 4, 2030.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of March 31, 2020 and December 31, 2019.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
FRB's Discount Window Primary Credit Program	$908,271	$874,256
Available federal funds lines	633,000	718,000
Correspondent bank line of credit	50,000	50,000
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2019, the Company entered into a third amendment to this credit facility, which extends the maturity to September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management expects to use this line of credit for general corporate purposes. As of March 31, 2020, no amount was outstanding under the facility.
A discussion of terms relevant to senior and subordinated debt is presented in Note 13, "Senior and Subordinated Debt" to the Consolidated Financial Statements in the Company's 2019 10-K.
10. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issued Common Stock
On March 9, 2020, the Company issued 4.9 million shares of its common stock with a market value of $14.58 per share at issuance as part of the consideration in the Park Bank acquisition. Additional information regarding the Park Bank acquisition is presented in Note 3, "Acquisitions".

Stock Repurchases
On March 19, 2019, the Company announced a stock repurchase program that authorized the Company to repurchase up to $180 million of its common stock from time to time on the open market or in privately negotiated transactions, at the discretion of the Company.
On February 26, 2020, the Company announced a new stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the COVID-19 pandemic. Prior to the suspension, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the quarter ended March 31, 2020.
11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2020	2019
Net income	$19,606	$46,058
Net income applicable to unvested restricted shares	(192)	(403)
Net income applicable to common shares	$19,414	$45,655
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	109,922	105,770
Dilutive effect of common stock equivalents	443	—
Weighted-average diluted common shares outstanding	110,365	105,770
Basic EPS	$0.18	$0.43
Diluted EPS	$0.18	$0.43
Anti-dilutive shares not included in the computation of diluted EPS	—	—

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of March 31, 2020, the Company hedged $630.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.4 billion of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Forward starting interest rate swaps totaling $920.0 million began on various dates between May of 2018 and March of 2020 and mature between May of 2020 and March of 2023. The remaining forward starting interest rate swaps totaling $485.0 million begin at various dates between July of 2020 and February of 2023 and mature between February of 2021 and August of 2024. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.86% as of March 31, 2020. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
Gross notional amount outstanding	$2,035,000	$1,905,000
Derivative asset fair value in other assets(1)	6,850	727
Derivative liability fair value in other liabilities(1)	(631)	(119)
Weighted-average interest rate received	1.73%	1.88%
Weighted-average interest rate paid	1.30%	1.74%
Weighted-average maturity (in years)	1.85	1.18
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of March 31, 2020, the Company estimates that $586,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2020 and December 31, 2019, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $4.7 million and $1.3 million for the quarters ended March 31, 2020 and 2019, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
Gross notional amount outstanding	$4,563,930	$4,340,384
Derivative asset fair value in other assets(1)	175,903	61,709
Derivative liability fair value in other liabilities(1)	(53,246)	(18,416)
Fair value of derivative(2)	53,820	18,856
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2020 and December 31, 2019. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from accumulated other comprehensive loss to net interest income for the quarters ended March 31, 2020 and 2019.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$22,004	$3,353
Interest rate swaps in interest expense	(12,409)	(4,180)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$445	$1,393
Interest rate swaps in interest expense	—	(2,024)
The following table presents the impact of derivative instruments on net interest income for the quarters ended March 31, 2020 and 2019.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Cash Flow Hedges
Interest rate swaps in interest income	$445	$1,393
Interest rate swaps in interest expense	—	(2,024)
Total cash flow hedges	$445	$(631)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2020 and December 31, 2019, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2020 and December 31, 2019.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$182,753	$53,877	$62,436	$18,535
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	182,753	53,877	62,436	18,535
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(8,062)	(8,062)	(2,674)	(2,674)
Cash collateral pledged	—	(44,798)	—	(15,861)
Net credit exposure	$174,691	$1,017	$59,762	$—
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2020 and December 31, 2019, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2020 and December 31, 2019 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,011,047	$1,852,040
Commercial real estate	325,291	296,053
Home equity	596,402	576,956
Other commitments(1)	246,644	251,093
Total commitments to extend credit	$3,179,384	$2,976,142

Letters of credit	$122,592	$103,684
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2020 and 2019.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2020. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$21,505	$13,593	$—	$23,703	$13,400	$—
Securities available-for-sale
U.S. treasury securities	33,309	—	—	34,075	—	—
U.S. agency securities	—	617,992	—	—	248,424	—
CMOs	—	1,700,012	—	—	1,557,671	—
MBSs	—	687,271	—	—	684,684	—
Municipal securities	—	234,559	—	—	234,431	—
Corporate debt securities	—	109,722	—	—	114,101	—
Total securities available-for-sale	33,309	3,349,556	—	34,075	2,839,311	—
Mortgage servicing rights ("MSRs")(1)	—	—	4,874	—	—	5,858
Derivative assets(1)	—	182,753	—	—	62,436	—
Liabilities
Derivative liabilities(2)	$—	$53,877	$—	$—	$18,535	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of March 31, 2020, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $641.1 million and $653.7 million as of March 31, 2020 and December 31, 2019, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2020 and December 31, 2019.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2020			December 31, 2019
Prepayment speed	8.2%	-	12.9%	6.7%	-	12.0%
Maturity (months)	17	-	88	18	-	94
Discount rate	9.3%	-	12.0%	9.3%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2020 and 2019 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Beginning balance	$5,858	$6,730
New MSRs	156	253
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(908)	(600)
Other changes in fair value(2)	(232)	(155)
Ending balance(3)	$4,874	$6,228
Contractual servicing fees earned(1)	$403	$381
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2020 and 2019.
(2)Primarily represents changes in expected future cash flows due to payoffs and paydowns.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$57,739	$—	$—	$41,326
OREO(2)	—	—	530	—	—	3,325
Loans held-for-sale(3)	—	—	23,048	—	—	36,032
Assets held-for-sale(4)	—	—	5,043	—	—	6,824
(1)Includes non-accrual loans with charge-offs and non-accrual loans with a specific allowance during the periods presented.
(2)Includes OREO with fair value adjustments subsequent to initial transfer that occurred during the periods presented.
(3)Included in other assets in the Consolidated Statements of Financial Condition.
(4)Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.
Collateral-Dependent Non-accrual Loans
Certain collateral-dependent non-accrual loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the fair value of the underlying collateral. The fair values of collateral-dependent non-accrual loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type, appraisals may be adjusted in the range of 0% to 15%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent non-accrual loans are classified in level 3 of the fair value hierarchy.
Collateral-dependent non-accrual loans for which the fair value is greater than the recorded investment are not measured at fair value in the Consolidated Statements of Financial Condition and are not included in this disclosure.
OREO
The fair value of OREO is measured using the current appraised value of the properties. In certain circumstances, a current appraisal may not be available or may not represent an accurate measurement of the property's fair value due to outdated market information or other factors. In these cases, the fair value is determined based on the lower of the (i) most recent appraised value, (ii) broker price opinion, (iii) current listing price, or (iv) signed sales contract, all less estimated costs to sell. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy.
Loans Held-for-Sale
As of March 31, 2020 and December 31, 2019, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2020 and December 31, 2019 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$252,138	$252,138	$214,894	$214,894
Interest-bearing deposits in other banks	2	229,474	229,474	84,327	84,327
Securities held-to-maturity	2	19,825	19,842	21,997	21,234
FHLB and FRB stock	2	154,357	154,357	115,409	115,409
Loans	3	13,745,659	13,749,883	12,733,200	12,535,848
Investment in BOLI	3	298,827	298,827	296,351	296,351
Accrued interest receivable	3	61,333	61,333	59,716	59,716
Liabilities
Deposits	2	$14,098,950	$14,104,641	$13,251,278	$13,247,871
Borrowed funds	2	2,648,210	2,648,210	1,658,758	1,658,758
Senior and subordinated debt	2	234,153	261,970	233,948	277,203
Accrued interest payable	2	8,869	8,869	10,502	10,502
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both March 31, 2020 and December 31, 2019, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, eastern Iowa, and other markets in the Midwest. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 132 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing banking and wealth management solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2020 and 2019 and Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2019 Annual Report on Form 10-K ("2019 10-K"). The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of future results.
Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, local, regional, and national economic conditions, business spending, consumer confidence, legislative and regulatory changes, certain seasonal factors, and changes in real estate and securities markets. Our management evaluates performance using a variety of qualitative and quantitative metrics. The primary quantitative metrics used by management include:
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as any oral statements made by or on behalf of First Midwest, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as "may," "might," "will," "would," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "outlook," "predict," "project," "probable," "potential," "possible," "target," "continue," "look forward," or "assume" and words of similar import. Forward-looking statements are not historical facts or guarantees of future performance but instead express only management's beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management's control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. First

Midwest cautions you not to place undue reliance on these statements. Forward-looking statements speak only as of the date made, and First Midwest undertakes no obligation to update any forward-looking statements.
Forward-looking statements may be deemed to include, among other things, statements relating to First Midwest's future financial performance, including the related outlook for 2020, the performance of First Midwest's loan or securities portfolio, the expected amount of future credit allowances or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in First Midwest's business, regulatory developments, acquisition transactions, estimated synergies, cost savings and financial benefits of announced and completed transactions, growth strategies, including possible future acquisitions, and the continued effects of the COVID-19 pandemic on our business, financial condition, liquidity, loans and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the COVID-19 pandemic, including the continued effects on our business, operations and employees, as well as on our customers and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2019 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are consistent with general practices within the banking industry. Application of GAAP requires management to make estimates, assumptions, and judgments based on the best available information as of the date of the financial statements that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates that management believes are the most important to our financial position and results of operations. Future changes in information may impact these estimates, assumptions, and judgments, which may have a material effect on the amounts reported in the financial statements. For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 10-K.
Upon adoption of Accounting Standards Updated ("ASU") 2016-13 on January 1, 2020, there were material changes to the Company's application of critical accounting estimates related to the allowance for credit losses and valuation of securities since December 31, 2019.
Allowance for Credit Losses
The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows, actual loss experience, consideration of current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in interest rates and property values, various internal and external qualitative factors, and other factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for credit losses. Additions to the allowance for credit losses are established through the provision for credit losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for credit losses, including our estimate of the impact of the COVID-19 pandemic. For additional discussion of the allowance for credit losses, see Notes 1 and 7 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
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
On a quarterly basis, the Company assesses securities with unrealized losses to determine whether impairment has occurred. In evaluating impairment, management considers many factors, including the severity of the impairment, the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, intent to hold the security until its value recovers, and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. Securities for which there is an unrealized loss that is deemed to be a credit-related impairment are recorded as an allowance through a charge to expense through noninterest expense, limited to the difference between amortized cost and fair value. The determination of impairment is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
There have been no material changes in the Company's application of critical accounting estimates related to income taxes and goodwill and other intangible assets since December 31, 2019.
ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
On January 1, 2020, the Company adopted the current expected credit losses accounting standard ("CECL"), which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering our current estimate of all expected credit losses. Adoption of this standard on January 1, 2020 increased the allowance for credit losses by $76 million, which includes $32 million attributable to loans and unfunded commitments and $44 million attributable to purchased credit deteriorated ("PCD") and non-PCD acquired loans. For additional discussion of adopted accounting pronouncements, see Note 2 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
COVID-19 PANDEMIC
The COVID-19 pandemic and the resulting governmental responses continue to impact our business and operations, as well as the business and operations of our clients. A variety of restrictions have been placed on companies and individuals throughout our primary operating footprint of Illinois, Wisconsin, Indiana and Iowa. In Illinois, where we are headquartered and conduct the substantial majority of our operations, a shelter-in-place order has been in place since March of 2020 and is currently set to expire on May 30, 2020, although additional extensions are possible and ongoing business restrictions are likely. The pandemic and these governmental measures have created and are expected to continue to create significant economic disruption and decreased economic activity.
We have experienced, and are likely to continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Association's Paycheck Protection Program ("PPP"), and have funded approximately $1.2 billion of these loans. PPP loans are being funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are offering several programs and services to support our clients, including:
•Consumer, mortgage, and auto loan payment deferrals;
•Small business payment deferrals;
•Consumer and small business fee assistance programs;
•A suspension of foreclosure and repossession actions; and
•A wide range of financial accommodations for our commercial clients based on individual circumstances.
We have included additional disclosure throughout this Item 2 in this Form 10-Q regarding the impact of the COVID-19 pandemic, including with respect to our loan portfolio, income, and funding and liquidity.
As a financial institution, we are considered an essential business and, therefore, continue to operate during applicable shelter-in-place orders. However, we have modified our operations to comply with governmental restrictions and public health authority guidelines. Substantially all non-client facing colleagues are working remotely. A majority of our branches remain open for business through drive-up services, with lobbies open by appointment only. For those colleagues who continue to work on-site, they are subject to enhanced health and safety protocols.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. On-site colleagues have received incentive bonuses and pay premiums, and we have expanded our paid time off programs for all colleagues. We have also added health and welfare benefits for all colleagues, including emergency medical and hardship loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
Consistent with our long-standing emphasis on community engagement, we are actively supporting the communities we serve during the pandemic. We have committed $2.5 million from the First Midwest Charitable Foundation to support the immediate and long-term needs of our communities. This commitment does not impact current or future expense. We also recently introduced enhanced matching gift programs to support colleague donations to eligible 501(c)(3) organizations.
For additional information regarding the risks associated with COVID-19 and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part II, Item 1A of this Form 10-Q.

PARK BANK ACQUISITION
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $691.7 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $57.2 million associated with the acquisition was recorded by the Company. Park Bank will be merged into First Midwest Bank and all operating systems are expected to be converted in the second quarter of 2020.
STOCK REPURCHASES
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaces the prior $180 million program, which was scheduled to expire in March 2020. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time. Repurchases under the Company's repurchase programs are made at prices determined by the Company.
The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the COVID-19 pandemic. Prior to this action, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the quarter ended March 31, 2020.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2020	2019
Operating Results
Interest income	$170,227	$162,490
Interest expense	26,652	23,466
Net interest income	143,575	139,024
Provision for loan losses	39,532	10,444
Noninterest income	39,362	34,906
Noninterest expense	117,331	102,110
Income before income tax expense	26,074	61,376
Income tax expense	6,468	15,318
Net income	$19,606	$46,058
Weighted-average diluted common shares outstanding	110,365	105,770
Diluted earnings per common share	$0.18	$0.43
Diluted earnings per common share, adjusted(1)	$0.22	$0.46
Performance Ratios
Return on average common equity(2)	3.23%	8.66%
Return on average common equity, adjusted(1)(2)	4.03%	9.22%
Return on average tangible common equity(2)	5.66%	14.41%
Return on average tangible common equity, adjusted(1)(2)	6.94%	15.31%
Return on average assets(2)	0.43%	1.19%
Return on average assets, adjusted(1)(2)	0.53%	1.27%
Tax-equivalent net interest margin(1)(2)(3)	3.54%	4.04%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	3.37%	3.86%
Efficiency ratio(1)	60.21%	55.69%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			March 31, 2020 Change From
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Balance Sheet Highlights
Total assets	$19,753,300	$17,850,397	$15,817,769	$1,902,903	$3,935,531
Total loans	13,965,017	12,840,330	11,569,003	1,124,687	2,396,014
Total deposits	14,098,950	13,251,278	12,160,982	847,672	1,937,968
Core deposits	11,162,753	10,217,824	9,559,684	944,929	1,603,069
Loans to deposits	99.1%	96.9%	95.1%
Core deposits to total deposits	79.2%	77.1%	78.6%
Asset Quality Highlights
Non-accrual loans, excluding PCD loans(1)(2)	$97,649	$82,269	$70,205	$15,380	$27,444
Non-accrual PCD loans(1)	48,950	—	—	48,950	48,950
Total non-accrual loans	146,599	82,269	70,205	64,330	76,394
90 days or more past due loans, still accruing interest(1)	5,052	5,001	8,446	51	(3,394)
Total non-performing loans	151,651	87,270	78,651	64,381	73,000
Accruing troubled debt restructurings ("TDRs")	1,216	1,233	1,844	(17)	(628)
Foreclosed assets(3)	21,027	20,458	10,818	569	10,209
Total non-performing assets	$173,894	$108,961	$91,313	$64,933	$82,581
30-89 days past due loans(1)	$81,127	$31,958	$45,764	$49,169	$35,363
30-89 days past due loans, excluding PCD loans(1)(2)	$75,581	$31,958	$45,764	$43,623	$29,817
Non-performing assets to total loans plus foreclosed assets	1.24%	0.85%	0.79%
Non-performing assets to total loans plus foreclosed assets, excluding PCD loans(1)(2)	0.91%	0.85%	0.79%
Allowance for Credit Losses
Allowance for credit losses	$226,701	$109,222	$104,779	$117,479	$121,922
Allowance for credit losses to total loans(4)	1.62%	0.85%	0.91%
Allowance for credit losses to non-accrual loans	154.64%	132.76%	149.25%
(1)Prior to the adoption of CECL on January 1, 2020, purchased credit impaired ("PCI") loans with an accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.
(2)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(3)Foreclosed assets consists of other real estate owned ("OREO") and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
(4)Prior to the adoption of CECL on January 1, 2020, this ratio included acquired loans that were recorded at fair value through an acquisition adjustment netted in loans, which incorporated credit risk as of the acquisition date with no allowance for credit losses being established at that time. As the acquisition adjustment was accreted into income over future periods, an allowance for credit losses on acquired loans was established as necessary to reflect credit deterioration. Subsequent to adoption, an allowance for credit losses on acquired loans is established as of the acquisition date and the acquired loans are no longer recorded net of a credit-related acquisition adjustment.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements included in our 2019 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2020 and 2019, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$164,351	$816	2.00	$125,615	$728	2.35	$164	$(76)	$88
Securities(1)	3,066,574	20,757	2.71	2,371,692	16,387	2.76	4,597	(227)	4,370
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	126,643	1,387	4.38	79,821	952	4.77	505	(70)	435
Loans(1)(2)	13,073,752	148,420	4.57	11,458,233	145,531	5.15	11,697	(8,808)	2,889
Total interest-earning assets(1)(2)	16,431,320	171,380	4.19	14,035,361	163,598	4.72	16,963	(9,181)	7,782
Cash and due from banks	261,336			202,101
Allowance for loan losses	(179,392)			(107,520)
Other assets	1,891,557			1,537,897
Total assets	$18,404,821			$15,667,839
Liabilities and Stockholders' Equity
Savings deposits	$2,069,163	164	0.03	$2,037,831	346	0.07	5	(187)	(182)
NOW accounts	2,273,156	1,630	0.29	2,083,366	2,162	0.42	223	(755)	(532)
Money market deposits	2,227,707	3,099	0.56	1,809,234	2,349	0.53	573	177	750
Time deposits	2,932,466	12,224	1.68	2,647,316	11,745	1.80	1,092	(613)	479
Borrowed funds	2,007,700	5,841	1.17	877,995	3,551	1.64	2,929	(639)	2,290
Senior and subordinated debt	234,053	3,694	6.35	203,899	3,313	6.59	466	(85)	381
Total interest-bearing liabilities	11,744,245	26,652	0.91	9,659,641	23,466	0.99	5,288	(2,102)	3,186
Demand deposits	3,884,015			3,587,480
Total funding sources	15,628,260		0.69	13,247,121		0.72
Other liabilities	361,404			282,437
Stockholders' equity – common	2,415,157			2,138,281
Total liabilities and stockholders' equity	$18,404,821			$15,667,839
Tax-equivalent net interest income/margin(1)		144,728	3.54		140,132	4.04	$11,675	$(7,079)	$4,596
Tax-equivalent adjustment		(1,153)			(1,108)
Net interest income (GAAP)		$143,575			$139,024
Impact of acquired loan accretion(1)		$6,946	0.17		$6,369	0.18
Tax-equivalent net interest income/ margin, adjusted(1)		$137,782	3.37		$133,763	3.86
(1)Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%. The corresponding income tax impact related to tax-exempt items is recorded in income tax expense. These adjustments have no impact on net income. See the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations" for a discussion of this non-GAAP financial measure.
(2)Non-accrual loans, which totaled $146.6 million as of March 31, 2020 and $70.2 million as of March 31, 2019, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."
Net interest income for the first quarter of 2020 was up 3.3% from the first quarter of 2019. The rise in net interest income resulted primarily from the acquisition of interest-earning assets from the Park Bank and Bridgeview Bank Group ("Bridgeview") transactions that closed in March 2020 and May 2019, respectively, growth in loans and securities, and lower cost of funds, significantly offset by lower interest rates.

Acquired loan accretion contributed $6.9 million and $6.4 million to net interest income for the first quarter of 2020 and 2019, respectively.
Tax-equivalent net interest margin for the first quarter of 2020 was 3.54%, decreasing 50 basis points from the same period in 2019. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 3.37% for the first quarter of 2020, down 49 basis points from the first quarter of 2019. The decline in tax-equivalent net interest margin compared to the first quarter of 2019 was due primarily to lower interest rates and actions taken to reduce rate sensitivity.
For the first quarter of 2020, total average interest-earning assets rose by $2.4 billion from the same period in 2019. The increase resulted primarily from the Park Bank and Bridgeview transactions, loan growth, and security purchases.
Total average funding sources for the first quarter of 2020 increased by $2.4 billion from the same period in 2019, due primarily to the Park Bank and Bridgeview transactions, organic growth, and FHLB advances.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2020 and 2019 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019	% Change
Wealth management fees	$12,361	$11,600	6.6
Service charges on deposit accounts	11,781	11,540	2.1
Capital market products income	4,722	1,279	269.2
Card-based fees, net (1)	3,968	4,378	(9.4)
Mortgage banking income	1,788	1,004	78.1
Other service charges, commissions, and fees	2,682	2,611	2.7
Total fee-based revenues	37,302	32,412	15.1
Other income(2)	3,065	2,494	22.9
Net securities losses	(1,005)	—	—
Total noninterest income	$39,362	$34,906	12.8
(1)Card-based fees, net consists of debit and credit card interchange fees for processing transactions, various fees on both consumer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks, as well as the related cardholder expense.
(2)Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total noninterest income of $39.4 million for the first quarter was up 12.8% from the same period in 2019. The increase in wealth management fees compared to the first quarter of 2019 resulted from continued sales of fiduciary and investment advisory services to new and existing customers. Capital market products income increased compared to the prior period as a result of higher sales to corporate clients reflecting the lower long-term rate environment. The decrease in net card-based fees compared to the first quarter of 2019 was due primarily to the fee assistance programs offered to our clients as a result of COVID-19.
Mortgage banking income for the first quarter of 2020 resulted from sales of $116.6 million of 1-4 family mortgage loans in the secondary market, compared to $57.5 million for the same period in 2019. In addition, mortgage banking income for the first quarter of 2020 was impacted by negative changes in the fair value of mortgage servicing rights due to market conditions.
Other income increased compared to the first quarter of 2019 due primarily to benefit settlements on BOLI.
Net securities losses of $1.0 million were recognized during the first quarter of 2020 as a result of repositioning of the Company's securities portfolio due to market conditions.

Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2020 and 2019 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019	% Change
Salaries and employee benefits:
Salaries and wages	$49,990	$46,135	8.4
Retirement and other employee benefits	12,869	11,238	14.5
Total salaries and employee benefits	62,859	57,373	9.6
Net occupancy and equipment expense	14,227	13,797	3.1
Professional services	10,390	7,087	46.6
Technology and related costs	8,548	6,270	36.3
Advertising and promotions	2,761	2,372	16.4
Net OREO expense	420	681	38.3
Other expenses	12,654	10,581	19.6
Acquisition and integration related expenses	5,472	3,691	48.3
Delivering Excellence implementation costs	—	258	(100.0)
Total noninterest expense	$117,331	$102,110	14.9
Acquisition and integration related expenses	(5,472)	(3,691)	48.3
Delivering Excellence implementation costs	—	(258)	(100.0)
Total noninterest expense, adjusted(1)	$111,859	$98,161	14.0

(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense increased 14.9% from the first quarter of 2019. Noninterest expense for both periods was impacted by acquisition and integration related expenses. The first quarter of 2019 was impacted by costs related to implementation of the Company's Delivering Excellence initiative. Excluding these items, noninterest expense for the first quarter of 2020 was $111.9 million, up 14.0% from the same period in 2019. Overall, noninterest expense, adjusted, to average assets was well controlled at 2.44% for the first quarter of 2020, down 10 basis points from the first quarter of 2019.
Operating costs associated with the Park Bank and Bridgeview transactions contributed to noninterest expense for the first quarter of 2020. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, professional services, technology and related costs, and other expenses.
Compared to the prior period, the increase in salaries and employee benefits was also impacted by merit increases and commissions resulting from sales of 1-4 family mortgage loans in the secondary market, partially offset by lower incentive compensation expense and equity compensation valuations. Technology and related costs compared to the first quarter of 2019 were impacted by investments in technology. Professional services increased compared to the first quarter of 2019 due to process enhancements and expenses associated with higher capital market products income. Compared to the first quarter of 2019, other expenses increased as a result of higher servicing fees from purchases of consumer loans and other miscellaneous expenses associated with organizational growth.
Acquisition and integration related expenses for the first quarter of 2020 resulted from the Park Bank and Bridgeview acquisitions. For the first quarter of 2019, acquisition and integration related expenses resulted from the Northern States, Northern Oak, and Bridgeview acquisitions.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters ended March 31, 2020 and 2019 is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Income before income tax expense	$26,074	$61,376
Income tax expense:
Federal income tax expense	$5,337	$11,066
State income tax expense	1,131	4,252
Total income tax expense	$6,468	$15,318
Effective income tax rate	24.8%	25.0%
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
Total income tax expense for the quarter ended March 31, 2020 was impacted by lower levels of income subject to tax at statutory rates and an increase in non-deductible acquisition and integration related expenses.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 16 to the Consolidated Financial Statements of our 2019 10-K.
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2020				As of December 31, 2019
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$32,954	$355	$33,309	1.0	$33,939	$136	$34,075	1.2
U.S. agency securities	616,469	1,523	617,992	18.3	249,502	(1,078)	248,424	8.6
Collateralized mortgage obligations ("CMOs")	1,640,928	59,084	1,700,012	50.3	1,547,805	9,866	1,557,671	54.2
Other mortgage-backed securities ("MBSs")	662,529	24,742	687,271	20.3	678,804	5,880	684,684	23.8
Municipal securities	228,744	5,815	234,559	6.9	228,632	5,799	234,431	8.2
Corporate debt securities	117,785	(8,063)	109,722	3.2	112,797	1,304	114,101	4.0
Total securities available-for-sale	$3,299,409	$83,456	$3,382,865	100.0	$2,851,479	$21,907	$2,873,386	100.0
Securities Held-to-Maturity
Municipal securities(1)	$19,825	$17	$19,842		$21,997	$(763)	$21,234
Equity Securities			$40,098				$42,136
(1)Net of $220,000 of allowance for securities held-to-maturity as of March 31, 2020 which was established upon adoption of CECL on January 1, 2020.
Portfolio Composition
As of March 31, 2020, our securities available-for-sale portfolio totaled $3.4 billion, increasing $509.5 million, or 17.7%, from December 31, 2019. The increase from December 31, 2019 was driven primarily by purchases, consisting primarily of U.S. agency securities and CMOs, as well as $136.9 million of securities acquired in the Park Bank transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of March 31, 2020 and December 31, 2019.
Table 7
Securities Effective Duration Analysis

	As of March 31, 2020			As of December 31, 2019
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.53%	0.54	2.08%	0.66%	0.69	2.27%
U.S. agency securities	3.90%	5.54	2.65%	3.07%	5.50	2.56%
CMOs	1.75%	3.48	2.50%	2.98%	4.59	2.55%
MBSs	2.91%	3.64	2.65%	4.05%	4.94	2.79%
Municipal securities	4.37%	4.63	2.86%	4.35%	4.58	2.77%
Corporate debt securities	1.26%	5.65	3.02%	1.39%	5.63	3.15%
Total securities available-for-sale	2.54%	4.02	2.60%	3.26%	4.75	2.65%
Securities Held-to-Maturity
Municipal securities	3.28%	3.92	4.22%	3.24%	4.09	4.52%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.02 years and 2.54%, respectively, as of March 31, 2020, down from 4.75 years and 3.26% as of December 31, 2019. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Gains and Losses
There were net securities losses of $1.0 million for the first quarter of 2020 as a result of repositioning of the securities portfolio due to market conditions. There were no securities gains (losses) or impairment charges recognized during the first quarter of 2019.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive loss, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $83.5 million of unrealized gains as of March 31, 2020 compared to $21.9 million of unrealized gains as of December 31, 2019.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 75.5% of total loans as of March 31, 2020. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2020				December 31, 2019		% Change
	Legacy	Acquired(1)	Total	% of Total Loans	Total	% of Total Loans	Legacy	Total
Commercial and industrial	$4,768,577	$282,577	$5,051,154	36.2	$4,481,525	34.9	6.4	12.7
Agricultural	393,063	75	393,138	2.8	405,616	3.2	(3.1)	(3.1)
Commercial real estate:
Office, retail, and industrial	1,876,618	402,450	2,279,068	16.3	1,848,718	14.4	1.5	23.3
Multi-family	884,442	21,839	906,281	6.5	856,553	6.7	3.3	5.8
Construction	562,689	—	562,689	4.0	593,093	4.6	(5.1)	(5.1)
Other commercial real estate	1,349,812	—	1,349,812	9.7	1,383,708	10.8	(2.4)	(2.4)
Total commercial real estate	4,673,561	424,289	5,097,850	36.5	4,682,072	36.5	(0.2)	8.9
Total corporate loans	9,835,201	706,941	10,542,142	75.5	9,569,213	74.6	2.8	10.2
Home equity	955,012	10,759	965,771	6.9	851,454	6.6	12.2	13.4
1-4 family mortgages	1,957,027	11,562	1,968,589	14.1	1,927,078	15.0	1.6	2.2
Installment	480,110	8,405	488,515	3.5	492,585	3.8	(2.5)	(0.8)
Total consumer loans	3,392,149	30,726	3,422,875	24.5	3,271,117	25.4	3.7	4.6
Total loans	$13,227,350	$737,667	$13,965,017	100.0	$12,840,330	100.0	3.0	8.8
(1) Amount represents loans acquired in the Park Bank acquisition, which was completed in the first quarter of 2020.
Loan growth was positively impacted by the Park Bank acquisition in the first quarter of 2020, which added loans of $737.7 million as of March 31, 2020. Excluding these loans, total loans grew 12.1% annualized from December 31, 2019. In addition, total corporate loans benefited from growth in commercial and industrial loans as a result of both new production and existing line draws, primarily within our sector-based lending businesses. Strong production within commercial real estate loans was offset by the impact of certain customers selling their commercial business or investment real estate properties, as well as refinancing with institutions offering loan terms outside of our credit parameters. Growth in consumer loans resulted primarily from purchases of home equity loans and 1-4 family mortgages, as well as organic growth.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 39.0% of total loans, and totaled $5.4 billion at March 31, 2020, an increase of $557.2 million, or 11.4%, from December 31, 2019. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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

Commercial Real Estate Loans
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. The repayment of commercial real estate loans depends on the successful operation of the property securing the loan or the business conducted on the property securing the loan. This category of loans may be more adversely affected by conditions in real estate markets. In addition, many commercial real estate loans do not fully amortize over the term of the loan but have balloon payments due at maturity. The borrower's ability to make a balloon payment may depend on the availability of long-term financing or their ability to complete a timely sale of the underlying property. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk rating criteria.
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
The following table presents commercial real estate loan detail as of March 31, 2020 and December 31, 2019.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2020	% of Total	As of December 31, 2019	% of Total
Office, retail, and industrial:
Office	$764,264	15.0	$643,575	13.7
Retail	727,392	14.3	607,712	13.0
Industrial	787,412	15.4	597,431	12.8
Total office, retail, and industrial	2,279,068	44.7	1,848,718	39.5
Multi-family	906,281	17.8	856,553	18.3
Construction	562,689	11.1	593,093	12.7
Other commercial real estate:
Multi-use properties	296,890	5.8	300,488	6.4
Rental properties	270,832	5.3	277,350	5.9
Warehouses and storage	175,245	3.4	166,750	3.6
Hotels	116,235	2.3	127,213	2.7
Service stations and truck stops	112,097	2.2	114,205	2.4
Recreational	92,653	1.8	89,246	1.9
Restaurants	91,046	1.8	102,341	2.2
Other	194,814	3.8	206,115	4.4
Total other commercial real estate	1,349,812	26.4	1,383,708	29.5
Total commercial real estate	$5,097,850	100.0	$4,682,072	100.0
Commercial real estate loans represent 36.5% of total loans, and totaled $5.1 billion at March 31, 2020, increasing $415.8 million, or 8.9%, from December 31, 2019.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 36% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of March 31, 2020. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 202% and construction loans to total capital was 34% as of March 31, 2020. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.

As a result of COVID-19, the Company identified certain elevated risk segments in the corporate loan portfolio including franchises, hotels, recreation and entertainment, dental professionals, restaurants, and retailers. As of March 31, 2020, these elevated risk segments approximate 5% of our granular and diverse total loan portfolio.
Consumer Loans
Consumer loans represented 24.5% of total loans, and totaled $3.4 billion at March 31, 2020, an increase of $151.8 million, or 4.6%, from December 31, 2019. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of COVID-19, the Company identified unsecured installment loans, which was less than 2% of our total loan portfolio as of March 31, 2020, as an elevated risk segment in the consumer loan portfolio. These loans are high credit quality, geographically dispersed, and have average loan sizes of less than $10,000, which reduces our risk exposure.
Allowance for Credit Losses
Methodology for the Allowance for Credit Losses
On January 1, 2020, the Company adopted CECL, which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering an entity's current estimate of all expected credit losses. Prior to the adoption of CECL, the allowance for credit losses was estimated using an incurred loss model based on historical loss experience. The adoption of CECL impacted both the level of allowance for credit loss reserves as well as other asset quality metrics due to the change in accounting for acquired PCD loans. As a result, certain metrics are presented excluding PCD loans to provide comparability to prior periods.
The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments and is maintained by management at a level believed adequate to absorb current expected credit losses inherent in the existing loan portfolio. The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on non-accrual loans, actual loss experience, consideration of current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in interest rates and property values, various internal and external qualitative factors, and other factors.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of current expected credit losses inherent in the existing loan portfolio as of March 31, 2020.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 10
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Change in allowance for credit losses
Beginning balance	$109,222	$110,228	$106,929	$104,779	$103,419
Adjustment to apply recent accounting pronouncements(1)	75,757	—	—	—	—
Allowance established for acquired PCD loans	14,304	—	—	—	—
Loan charge-offs:
Commercial, industrial, and agricultural	7,066	7,865	7,176	6,516	6,451
Office, retail, and industrial	338	274	293	1,605	628
Multi-family	10	—	—	—	340
Construction	1,808	4	—	—	6
Other commercial real estate	308	77	184	329	210
Consumer	4,400	4,515	3,619	2,974	3,142
Total loan charge-offs	13,930	12,735	11,272	11,424	10,777
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,159	1,051	1,205	1,258	1,301
Office, retail, and industrial	9	18	74	151	10
Multi-family	5	439	38	—	1
Construction	—	1	2	10	6
Other commercial real estate	144	64	227	45	21
Consumer	499	562	527	619	354
Total recoveries of loan charge-offs	1,816	2,135	2,073	2,083	1,693
Net loan charge-offs	12,114	10,600	9,199	9,341	9,084
Provision for loan losses	39,532	9,594	12,498	11,491	10,444
Ending balance	$226,701	$109,222	$110,228	$106,929	$104,779
Total net loan charge-offs, excluding PCD loans(2)	$10,394	$10,600	$9,199	$9,341	$9,084
Allowance for credit losses
Allowance for loan losses	$219,948	$108,022	$109,028	$105,729	$103,579
Allowance for unfunded commitments	6,753	1,200	1,200	1,200	1,200
Total allowance for credit losses	$226,701	$109,222	$110,228	$106,929	$104,779
Allowance for credit losses to loans	1.62%	0.85%	0.86%	0.85%	0.91%
Allowance for credit losses to non-accrual loans	154.64%	132.76%	141.88%	168.45%	149.25%
Average loans	$13,073,005	$12,020,820	$12,538,138	$12,020,820	$11,456,267
Net loan charge-offs to average loans, annualized	0.37%	0.33%	0.29%	0.31%	0.32%
Net loan charge-offs to average loans, excluding PCD loans, annualized(2)	0.32%	0.33%	0.29%	0.31%	0.32%
(1)As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."
(2)Prior to the adoption of CECL on January 1, 2020, the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, an allowance for credit losses on PCD loans, including those previously identified as PCI, is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."

Activity in the Allowance for Credit Losses
The allowance for credit losses was $226.7 million or 1.62% of total loans as of March 31, 2020, increasing $117.5 million and $121.9 million compared to December 31, 2019 and March 31, 2019, respectively. Adoption of the CECL standard on January 1, 2020 increased the allowance for credit losses by $75.8 million, which includes $31.6 million attributable to loans and unfunded commitments, $35.7 million for PCD acquired loans, and $8.5 million for non-PCD acquired loans. As a result of COVID-19, a provision for loan losses of $28.0 million was recorded in the first quarter of 2020. In addition, $14.3 million in allowance for credit losses was established through acquisition accounting adjustments for PCD loans acquired in the Park Bank acquisition in the first quarter of 2020 along with an additional $1.7 million in provision for loan losses on non-PCD loans subsequent to acquisition.
The provision for loan losses was $39.5 million for the quarter ended March 31, 2020, up from $9.6 million for the quarter ended December 31, 2019 and from $10.4 million for the quarter ended March 31, 2019. The increase compared to both prior periods was driven primarily by a provision for loan losses of $28 million recorded as a result of the estimated impact of COVID-19.
Net loan charge-offs to average loans, annualized, were 0.37%, or $12.1 million, for the first quarter of 2020, compared to 0.33% for the fourth quarter of 2019 and 0.32% for the first quarter of 2019. Excluding charge-offs on PCD loans, net loan charge-offs to average loans of 0.32% was consistent with both prior periods.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 11
Loan Portfolio by Performing/Non-performing Status (1)
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of March 31, 2020
Commercial and industrial	$4,991,522	$22,708	$2,912	$34,012	$5,051,154
Agricultural	381,931	5,238	146	5,823	393,138
Commercial real estate:
Office, retail, and industrial	2,223,227	11,216	—	44,625	2,279,068
Multi-family	897,270	5,584	558	2,869	906,281
Construction	532,427	1,342	—	28,920	562,689
Other commercial real estate	1,315,009	22,930	22	11,851	1,349,812
Total commercial real estate	4,967,933	41,072	580	88,265	5,097,850
Total corporate loans	10,341,386	69,018	3,638	128,100	10,542,142
Home equity	952,723	3,185	360	9,503	965,771
1-4 family mortgages	1,954,626	4,967	—	8,996	1,968,589
Installment	483,504	3,957	1,054	—	488,515
Total consumer loans	3,390,853	12,109	1,414	18,499	3,422,875
Total loans	$13,732,239	$81,127	$5,052	$146,599	$13,965,017
As of December 31, 2019
Commercial and industrial	$4,438,063	$11,260	$2,207	$29,995	$4,481,525
Agricultural	398,676	628	358	5,954	405,616
Commercial real estate:
Office, retail, and industrial	1,820,502	1,813	546	25,857	1,848,718
Multi-family	853,762	94	—	2,697	856,553
Construction	588,065	4,876	—	152	593,093
Other commercial real estate	1,375,712	2,738	529	4,729	1,383,708
Total commercial real estate	4,638,041	9,521	1,075	33,435	4,682,072
Total corporate loans	9,474,780	21,409	3,640	69,384	9,569,213
Home equity	838,575	4,290	146	8,443	851,454
1-4 family mortgages	1,916,341	5,092	1,203	4,442	1,927,078
Installment	491,406	1,167	12	—	492,585
Total consumer loans	3,246,322	10,549	1,361	12,885	3,271,117
Total loans	$12,721,102	$31,958	$5,001	$82,269	$12,840,330
(1) Prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Non-accrual loans, excluding PCD loans(1)(2)	$97,649	$82,269	$77,692	$63,477	$70,205
Non-accrual PCD loans(1)	48,950	—	—	—	—
Total non-accrual loans	146,599	82,269	77,692	63,477	70,205
90 days or more past due loans, still accruing interest(1)	5,052	5,001	4,657	2,615	8,446
Total non-performing loans	151,651	87,270	82,349	66,092	78,651
Accruing TDRs	1,216	1,233	1,422	1,441	1,844
Foreclosed assets(3)	21,027	20,458	25,266	28,488	10,818
Total non-performing assets	$173,894	$108,961	$109,037	$96,021	$91,313
30-89 days past due loans(1)	$81,127	$31,958	$46,171	$34,460	$45,764
30-89 days past due loans, excluding PCD loans(1)(2)	$75,581	$31,958	$46,171	$34,460	$45,764
Non-accrual loans to total loans	1.05%	0.64%	0.61%	0.51%	0.61%
Non-accrual loans to total loans, excluding PCD loans(1)(2)	0.71%	0.64%	0.61%	0.51%	0.61%
Non-performing loans to total loans	1.09%	0.68%	0.64%	0.53%	0.68%
Non-performing loans to total loans, excluding PCD loans(1)(2)	0.75%	0.68%	0.64%	0.53%	0.68%
Non-performing assets to total loans plus foreclosed assets	1.24%	0.85%	0.85%	0.77%	0.79%
Non-performing assets to total loans plus foreclosed assets, excluding PCD loans(1)(2)	0.91%	0.85%	0.85%	0.77%	0.79%
(1)Prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.
(2)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(3)Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Total non-performing assets represented 1.24% of total loans and foreclosed assets at March 31, 2020, compared to 0.85% and 0.79% at December 31, 2019 and March 31, 2019, respectively. Excluding the impact of PCD loans, non-performing assets to total loans plus foreclosed assets was 0.91% at March 31, 2020, reflective of normal fluctuations that occur on a quarterly basis. These fluctuations occurred within non-accrual loans and foreclosed assets and are isolated to certain credits for which the Company has remediation plans in place.
Total 30-89 days past due loans, excluding PCD loans of $75.6 million increased by $43.6 million and $29.8 million compared to December 31, 2019 and March 31, 2019, respectively. Reported levels were elevated largely due to timing as renewal and payment activity on two loan relationships was delayed into in the first week of April 2020.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2020		December 31, 2019		March 31, 2019
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	9	$13,128	9	$16,647	5	$9,070
Commercial real estate:
Office, retail, and industrial	2	4,410	1	3,600	—	—
Multi-family	1	161	1	163	2	552
Other commercial real estate	1	167	1	170	1	179
Total commercial real estate	4	4,738	3	3,933	3	731
Total corporate loans	13	17,866	12	20,580	8	9,801
Home equity	9	389	8	276	9	378
1-4 family mortgages	9	878	6	637	11	1,040
Installment	—	—	4	254	—	—
Total consumer loans	18	1,267	18	1,167	20	1,418
Total TDRs	31	$19,133	30	$21,747	28	$11,219
Accruing TDRs	12	$1,216	12	$1,233	15	$1,844
Non-accrual TDRs	19	17,917	18	20,514	13	9,375
Total TDRs	31	$19,133	30	$21,747	28	$11,219
Year-to-date charge-offs on TDRs		$2,873		$3,557		$158
Specific allowances related to TDRs		1,937		2,245		173
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.

Corporate Performing Potential Problem Loans
Corporate performing potential problem loans consist of special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Corporate Performing Potential Problem Loans
(Dollar amounts in thousands)

	As of March 31, 2020			As of December 31, 2019
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$84,469	$93,940	$178,409	$47,665	$78,929	$126,594
Agricultural	36,277	14,683	50,960	32,764	16,071	48,835
Commercial real estate	120,080	88,300	208,380	108,274	93,811	202,085
Total corporate performing potential problem loans ("CPPPLs")(4)	240,826	196,923	437,749	188,703	188,811	377,514
Less: PCD and PCI CPPPLs included in the totals above(4)	(47,795)	(31,346)	(79,141)	(21,892)	(46,207)	(68,099)
Total CPPPLs, excluding PCD and PCI loans	$193,031	$165,577	$358,608	$166,811	$142,604	$309,415
CPPPLs to corporate loans	2.28%	1.87%	4.15%	1.97%	1.97%	3.95%
CPPPLs, excluding PCD and PCI loans, to corporate loans(5)	1.88%	1.61%	3.48%	1.77%	1.51%	3.28%
(1)Loans categorized as special mention exhibit potential weaknesses that require the close attention of management since these potential weaknesses may result in the deterioration of repayment prospects in the future.
(2)Loans categorized as substandard exhibit well-defined weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well-secured, and collection of principal and interest is expected within a reasonable time.
(3)Total corporate performing potential problem loans excludes accruing TDRs.
(4)Includes corporate PCD performing potential problem loans, subsequent to the adoption of CECL on January 1, 2020. Prior to the adoption of CECL, included corporate PCI performing potential problem loans.
(5)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
CPPPLs to corporate loans was 4.15% at March 31, 2020 compared to 3.95% at December 31, 2019. The increase in PCD and PCI CPPPLs was driven primarily by loans acquired in the Park Bank transaction, partially offset by the transition of certain loans previously classified as PCI to non-accrual PCD status upon adoption of CECL. Excluding PCD and PCI loans, CPPPLs to corporate loans was 3.48% at March 31, 2020 compared to 3.28% at December 31, 2019. The increase resulted primarily from higher levels of commercial and industrial loans classified as special mention and substandard. Management has specific monitoring and remediation plans associated with these loans.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 15
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Single-family homes	$1,640	$1,636	$2,241
Land parcels:
Raw land	—	—	—
Commercial lots	4,253	5,178	2,654
Single-family lots	1,543	1,543	1,543
Total land parcels	5,796	6,721	4,197
Commercial properties	2,261	393	4,380
Total OREO	9,814	8,750	10,818
Other foreclosed assets(1)	11,213	11,708	—
Total	$21,027	$20,458	$10,818
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Other foreclosed assets as of March 31, 2020 includes one corporate loan relationship for which the Company has remediation plans in place.
A rollforward of foreclosed assets balances for the quarters ended March 31, 2020 and 2019 is presented in the following table.
Table 16
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2020	2019
Beginning balance	$20,458	$12,821
Transfers from loans	121	—
Acquisitions	1,868	—
Acquisition accounting adjustment	(567)	—
Proceeds from sales	(725)	(2,795)
Gains on sales of foreclosed assets	142	107
Valuation adjustments	(270)	685
Ending balance	$21,027	$10,818

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2020 % Change From
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Demand deposits	$3,884,015	$3,862,157	$3,587,480	0.6	8.3
Savings deposits	2,069,163	2,044,386	2,037,831	1.2	1.5
NOW accounts	2,273,156	2,291,667	2,083,366	(0.8)	9.1
Money market accounts	2,227,707	2,178,518	1,809,234	2.3	23.1
Core deposits	10,454,041	10,376,728	9,517,911	0.7	9.8
Time deposits	2,626,405	2,792,343	2,412,052	(5.9)	8.9
Brokered deposits	306,061	241,560	235,264	26.7	30.1
Total time deposits	2,932,466	3,033,903	2,647,316	(3.3)	10.8
Total deposits	13,386,507	13,410,631	12,165,227	(0.2)	10.0
Securities sold under agreements to repurchase	104,389	97,843	112,717	6.7	(7.4)
Federal funds purchased	258,300	114,180	722	126.2	35,675.6
FHLB advances	1,645,011	1,347,303	764,556	22.1	115.2
Total borrowed funds	2,007,700	1,559,326	877,995	28.8	128.7
Senior and subordinated debt	234,053	233,848	203,899	0.1	14.8
Total funding sources	$15,628,260	$15,203,805	$13,247,121	2.8	18.0
Average interest rate paid on borrowed funds	1.17%	1.17%	1.64%
Weighted-average maturity of FHLB advances	54.5 months	52.4 months	1.2 months
Weighted-average interest rate of FHLB advances	0.85%	1.34%	2.60%
Total average funding sources for the first quarter of 2020 increased $424.5 million, or 2.8% from the fourth quarter of 2019 and $2.4 billion, or 18.0%, compared to the first quarter of 2019. The increase in total average funding sources compared to both prior periods resulted primarily from the Park Bank transaction in the first quarter of 2020 and FHLB advances. In addition, the rise in average funding sources compared to the first quarter of 2019 was impacted by deposits assumed in the Bridgeview transaction and organic growth of deposits. The increase in the weighted-average maturity of FHLB advances compared to March 31, 2019 was driven by the addition of putable FHLB advances during the first quarter of 2020 that mature between April of 2020 and March of 2030.
As of March 31, 2020, the Company had $6.4 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $3.6 billion of the additional funding comprised of $2.0 billion of unencumbered securities and cash, $687.5 million of available FHLB capacity, and $908.3 million of Federal Reserve availability. In addition, the Company has the ability to utilize the Paycheck Protection Program Liquidity Facility to fund PPP demand for loans.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2020		March 31, 2019
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$127,682	0.07	$118,852	0.09
Federal funds purchased	245,000	0.20	—	—
FHLB advances	2,275,528	0.85	855,000	2.60
Total borrowed funds	$2,648,210	0.73	$973,852	2.29
Average for the year-to-date period:
Securities sold under agreements to repurchase	$104,389	0.08	$112,717	0.08
Federal funds purchased	258,300	1.34	722	2.25
FHLB advances	1,645,011	1.21	764,556	1.87
Total borrowed funds	$2,007,700	1.17	$877,995	1.64
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$133,329		$122,441
Federal funds purchased	400,000		65,000
FHLB advances	2,275,528		885,000
Average borrowed funds totaled $2.0 billion for the first quarter of 2020, increasing by $1.1 billion compared to the same period in 2019. This increase was due primarily to higher levels of FHLB advances and federal funds purchased. The weighted-average rate on FHLB advances for both periods presented was impacted by the hedging of $920.0 million and $740.0 million in FHLB advances as of March 31, 2020 and 2019, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.26% and 1.88% as of March 31, 2020 and 2019, respectively. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of March 31, 2020, no amount was outstanding under the facility.
We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. The Company and the Bank are subject to the Basel III Capital rules, a comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2019 10-K.
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank as "well-capitalized" were exceeded as of March 31, 2020 and December 31, 2019.

Table 19
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2020
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	March 31, 2020	December 31, 2019
Bank regulatory capital ratios
Total capital to risk-weighted assets	10.97%	11.28%	10.50%	$69,192	10.00%	$142,770
Tier 1 capital to risk-weighted assets	10.10%	10.51%	8.50%	$234,907	8.00%	$308,485
CET1 to risk-weighted assets	10.10%	10.51%	7.00%	$455,641	6.50%	$529,219
Tier 1 capital to average assets	8.63%	8.79%	4.00%	$796,840	5.00%	$624,617
Company regulatory capital ratios
Total capital to risk-weighted assets	12.00%	12.96%	10.50%	$233,935	10.00%	$311,804
Tier 1 capital to risk-weighted assets	9.64%	10.52%	8.50%	$177,150	6.00%	$566,492
CET1 to risk-weighted assets	9.64%	10.52%	7.00%	$410,755	N/A	N/A
Tier 1 capital to average assets	8.60%	8.81%	4.00%	$803,183	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.97%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	7.79%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.63%	10.51%	N/A	N/A	N/A	N/A
N/A – Not applicable.
(1)"Well-capitalized" minimum CET1 to risk-weighted assets and Tier 1 capital to average assets ratios are not formally defined under applicable banking regulations for bank holding companies.
(2)Ratios are not subject to formal Federal Reserve regulatory guidance.
(3)Tangible common equity ratios are non-GAAP financial measures. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Capital ratios decreased compared to December 31, 2019 as earnings were more than offset by the approximately 50 basis point impact of the Park Bank acquisition on all ratios, 15 basis point impact of stock repurchases on all ratios, as well as the impact of loan growth and securities purchases on risk-weighted assets.
In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March of 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 20 basis points of CET1 and tier 1 capital. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accord with GAAP.
The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Stock Repurchase Program
On February 26, 2020, the Company announced a new stock repurchase program authorizing the discretionary repurchase of up to $200 million of its common stock. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the COVID-19 pandemic. Prior to the suspension, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the quarter ended March 31, 2020.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the first quarter of 2020, an increase of 17% from the first quarter of 2019. This dividend represents the 149th consecutive cash dividend paid by the Company since its inception in 1983.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, adjusted, non-accrual loans, excluding PCD loans, 30-89 days past due loans, excluding PCD loans, non-accrual loans to total loans, excluding PCD loans, non-performing loans to total loans, excluding PCD loans, non-performing assets to total loans plus foreclosed assets, excluding PCD loans, net loan charge-offs, excluding PCD loans, net loan charge-offs to average loans, excluding PCD loans, and CPPPLs to average corporate loans, excluding PCD and PCI loans.
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (first quarter 2019), net securities losses (first quarter 2020), and acquisition and integration related expenses associated with completed and pending acquisitions (all periods). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
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
The Company presents non-accrual loans, 30-89 days past due loans, non-accrual loans to total loans, non-performing loans to total loans, non-performing assets to total loans plus foreclosed assets, net loan charge-offs, net loan charge-offs to average loans, and CPPPLs to average corporate loans, all excluding PCD loans. Management believes excluding PCD loans is useful as it facilitates better comparability between periods as prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due and non-accrual loan totals and the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals and an allowance for credit losses on PCD loans is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. Additionally, management believes excluding PCD loans from these metrics may enhance comparability for peer comparison purposes.
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
Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2020	2019
EPS
Net income	$19,606	$46,058
Net income applicable to non-vested restricted shares	(192)	(403)
Net income applicable to common shares	19,414	45,655
Adjustments to net income:
Net securities losses	1,005	—
Tax effect of net securities losses	(251)	—
Acquisition and integration related expenses	5,472	3,691
Tax effect of acquisition and integration related expenses	(1,368)	(923)
Delivering Excellence implementation costs	—	258
Tax effect of Delivering Excellence implementation costs	—	(65)
Income tax benefits	—	—
Total adjustments to net income, net of tax	4,858	2,961
Net income applicable to common shares, adjusted	$24,272	$48,616
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	109,922	105,770
Dilutive effect of common stock equivalents	443	—
Weighted-average diluted common shares outstanding	110,365	105,770
Basic EPS	$0.18	$0.43
Diluted EPS	$0.18	$0.43
Diluted EPS, adjusted	$0.22	$0.46
Return on Average Assets
Net income	$19,606	$46,058
Total adjustments to net income, net of tax(1)	4,858	2,961
Net income, adjusted	$24,464	$49,019
Average assets	$18,404,821	$15,667,839
Return on average assets(2)(3)	0.43%	1.19%
Return on average assets, adjusted(1)(2)(3)	0.53%	1.27%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2020	2019
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$19,414	$45,655
Intangibles amortization	2,770	2,363
Tax effect of intangibles amortization	(693)	(591)
Net income applicable to common shares, excluding intangibles amortization	21,491	47,427
Total adjustments to net income, net of tax(1)	4,858	2,961
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$26,349	$50,388
Average stockholders' common equity	$2,415,157	$2,138,281
Less: average intangible assets	(887,600)	(803,408)
Average tangible common equity	$1,527,557	$1,334,873
Return on average common equity(2)(3)	3.23%	8.66%
Return on average common equity, adjusted(1)(2)(3)	4.03%	9.22%
Return on average tangible common equity(2)(3)	5.66%	14.41%
Return on average tangible common equity, adjusted(1)(2)(3)	6.94%	15.31%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2020	2019
Efficiency Ratio Calculation
Noninterest expense	$117,331	$102,110
Less:
Net OREO expense	(420)	(681)
Acquisition and integration related expenses	(5,472)	(3,691)
Delivering Excellence implementation costs	—	(258)
Total	$111,439	$97,480
Tax-equivalent net interest income(2)	$144,728	$140,132
Noninterest income	39,362	34,906
Less: net securities losses	1,005	—
Total	$185,095	$175,038
Efficiency ratio	60.21%	55.69%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	March 31, 2020	December 31, 2019
Tangible Common Equity
Stockholders' equity	$2,435,707	$2,370,793
Less: goodwill and other intangible assets	(935,241)	(875,262)
Tangible common equity	1,500,466	1,495,531
Less: AOCI	(35,323)	1,954
Tangible common equity, excluding AOCI	$1,465,143	$1,497,485
Total assets	$19,753,300	$17,850,397
Less: goodwill and other intangible assets	(935,241)	(875,262)
Tangible assets	$18,818,059	$16,975,135
Risk-weighted assets	$15,573,684	$14,225,444
Tangible common equity to tangible assets	7.97%	8.81%
Tangible common equity, excluding AOCI, to tangible assets	7.79%	8.82%
Tangible common equity to risk-weighted assets	9.63%	10.51%

Footnotes for non-GAAP reconciliations
(1)Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.
(2)Presented on a tax-equivalent basis, assuming the federal income tax rate of 21%.
(3)Annualized based on the actual number of days for each period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2019 10-K.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 46% of the loan portfolio consisted of fixed rate loans and 54% were floating rate loans as of March 31, 2020, compared to 49% and 51% at December 31, 2019. See Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of March 31, 2020, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 94% of the total compared to 6% for floating rate interest-bearing deposits in other banks, compared to 97% of the total compared to 3% for the floating rate interest-bearing deposits in other banks at December 31, 2019. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was not meaningful as of March 31, 2020 or December 31, 2019. On the liability side of the balance sheet, 79% and 77% of deposits as of March 31, 2020 and December 31, 2019 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2020
Dollar change	$112,134	$75,112	$38,887	$(49,922)
Percent change	19.2%	12.9%	6.7%	(8.5)%
As of December 31, 2019
Dollar change	$59,842	$40,687	$21,525	$(32,217)
Percent change	10.3%	7.0%	3.7%	(5.6)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of March 31, 2020 would increase net interest income by $38.9 million, or 6.7%, over the next twelve months compared to no change in interest rates. This same measure was $21.5 million, or 3.7%, as of December 31, 2019.
Overall, interest rate risk volatility as of March 31, 2020 compared to December 31, 2019 was higher due to an increase in the mix of floating rate loans and fixed FHLB advances, as well as the impact of recently declining market interest rates which limits our capacity to lower interest-bearing deposit rates further.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at March 31, 2020. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS
A discussion of certain risks and uncertainties faced by the Company is provided in the section entitled "Risk Factors" in the Company's 2019 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, the 2019 10-K, and the Company's other filings made with the SEC, as well as in other sections of such reports. The following risk factor represents material updates and additions to, and should be read together with, the risk factors previously disclosed in the 2019 10-K.
The Company's business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company's business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company's business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of the Company's control, including the scope and duration of the pandemic, the continued

effectiveness of the Company's business continuity plan including work-from-home arrangements and staffing in operational facilities, the direct and indirect impact of the pandemic on the Company's employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
Among other things, the COVID-19 pandemic has contributed to, and is likely to continue to contribute to:
•Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of loan delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many industries, including, but not limited to, hospitality, transportation and commercial real estate.
•A decrease in the rates and yields on U.S. Treasury securities, which may lead to further decreased net interest income.
•Volatility in financial and capital markets, interest rates and exchange rates.
•Significant draws on credit lines, including syndicated credit lines, as customers and clients seek to increase liquidity.
•Declines in collateral values.
•Increased demands on capital and liquidity, leading the Company to suspend purchases of its common stock in order to meet client needs.
•A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company's services.
•Heightened cybersecurity, information security and operational risks as cybercriminals attempt to profit from the disruption given increased online and remote activity, including as a result of work-from-home arrangements.
•Disruptions to business operations at counterparties and service providers.
•Decreased demands for our products and services.
As a result, our credit, operational and other risks are generally expected to increase until the pandemic subsides.
In addition, our own business operations are at risk of disruption if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic, or if we are unable to keep our branches open, including because of risk of infection. We have already taken action to reduce operating hours at our branches and to eliminate lobby services (other than by appointment).
Governmental authorities have taken unprecedented measures both to contain the spread of the COVID-19 pandemic, including shelter in place orders, business limitations and other shutdowns, which have severely restricted economic activity, and to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as payment deferrals on mortgage and other loans, suspension of certain foreclosures, repossessions and other loan collection activity, continuation of certain fee assistance programs and other client accommodations may have a negative impact on the Company's business, financial condition, liquidity and results of operations. If such measures are not effective in mitigating the effects of COVID-19 on our borrowers, or if such measures exacerbate the effects of COVID-19 on our borrowers, we may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various government programs such as the Paycheck Protection Program are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from effects of the pandemic or the effect the spread of COVID-19 as a global pandemic may have. Much of the impact from COVID-19 will occur after March 31, 2020, and as a result of the pandemic, the Company has experienced and expects to continue to experience draws on lines of credit, reduced net interest income and net interest margin, reduced revenues in its fee-based businesses, and increased client defaults, including defaults on unsecured loans, resulting in overall declines in credit quality and higher credit loss expense. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and the Company anticipates that its businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company's business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in the 2019 10-K and the Company's other filings made with the SEC, as well as in other sections of those reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the first quarter of 2020. The Board approved a stock repurchase program, which was announced on March 19, 2019, under which the Company was authorized to repurchase up to $180 million of its outstanding common stock. The Company repurchased $11.1 million of its common stock under this program through February 19, 2020. On February 19, 2020, the Board approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This new stock repurchase program replaces the prior $180 million program, which was scheduled to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the COVID-19 pandemic. Prior to this action, the Company repurchased $11.5 million of its common stock under the program through March 31, 2020, for a total of $22.6 million for the first quarter of 2020.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2020	73,000	$20.08	73,000	$144,606,649
February 1 - February 29, 2020	855,378	20.50	735,000	194,479,653
March 1 - March 31, 2020	366,893	16.60	363,000	188,458,427
Total	1,295,271	$19.37	1,171,000

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
(1)Management contract or compensatory plan or arrangement.
(2)Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: May 8, 2020
* Duly authorized to sign on behalf of the registrant.