Form 10-Q
period 2020-06-30
FIRST MIDWEST BANCORP INC
filed 2020-08-06
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 001-39320
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8750 West Bryn Mawr Avenue, Suite 1300
Chicago, Illinois 60631-3655
(Address of principal executive offices) (zip code)
______________________
Registrant's telephone number, including area code: (708) 831-7483
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	FMBI	The NASDAQ Stock Market
Depositary shares, each representing a 1/40th interest in a share of 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	FMBIP	The NASDAQ Stock Market
Depositary shares, each representing a 1/40th interest in a share of 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	FMBIO	The NASDAQ Stock Market
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
As of August 3, 2020, there were 114,305,540 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2020	December 31, 2019
Assets			(Unaudited)
Cash and due from banks			$304,445	$214,894
Interest-bearing deposits in other banks			637,856	84,327
Equity securities, at fair value			43,954	42,136
Securities available-for-sale, at fair value			3,435,862	2,873,386
Securities held-to-maturity, at amortized cost, net			19,628	21,997
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			148,512	115,409
Loans			14,933,658	12,840,330
Allowance for loan losses			(240,052)	(108,022)
Net loans			14,693,606	12,732,308
Other real estate owned ("OREO")			9,947	8,750
Premises, furniture, and equipment, net			143,001	147,996
Investment in bank-owned life insurance ("BOLI")			299,649	296,351
Goodwill and other intangible assets			940,182	875,262
Accrued interest receivable and other assets			568,239	437,581
Total assets			$21,244,881	$17,850,397
Liabilities
Noninterest-bearing deposits			$5,602,016	$3,802,422
Interest-bearing deposits			10,055,640	9,448,856
Total deposits			15,657,656	13,251,278
Borrowed funds			2,305,195	1,658,758
Senior and subordinated debt			234,358	233,948
Accrued interest payable and other liabilities			391,461	335,620
Total liabilities			18,588,670	15,479,604
Stockholders' Equity
Preferred stock			230,500	—
Common stock			1,253	1,204
Additional paid-in capital			1,268,647	1,211,274
Retained earnings			1,359,407	1,380,612
Accumulated other comprehensive income (loss), net of tax			28,727	(1,954)
Treasury stock, at cost			(232,323)	(220,343)
Total stockholders' equity			2,656,211	2,370,793
Total liabilities and stockholders' equity			$21,244,881	$17,850,397

	June 30, 2020		December 31, 2019
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,355	—	120,415
Shares outstanding	231	114,276	—	109,972
Treasury shares	—	11,079	—	10,443

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Loans	$140,819	$157,680	$288,605	$302,484
Investment securities	20,386	18,005	40,624	34,011
Other short-term investments	839	1,997	3,042	3,677
Total interest income	162,044	177,682	332,271	340,172
Interest Expense
Deposits	10,077	19,316	27,194	35,918
Borrowed funds	3,156	4,459	8,997	8,010
Senior and subordinated debt	3,577	3,595	7,271	6,908
Total interest expense	16,810	27,370	43,462	50,836
Net interest income	145,234	150,312	288,809	289,336
Provision for loan losses	32,649	11,491	72,181	21,935
Net interest income after provision for loan losses	112,585	138,821	216,628	267,401
Noninterest Income
Wealth management fees	11,942	12,190	24,303	23,790
Service charges on deposit accounts	9,125	12,196	20,906	23,736
Mortgage banking income	3,477	1,901	5,265	2,905
Card-based fees	3,180	4,549	7,148	8,927
Other service charges, commissions, and fees	2,078	2,783	4,760	5,394
Capital market products income	694	2,154	5,416	3,433
Net securities losses	—	—	(1,005)	—
Other income	2,495	2,753	5,560	5,247
Total noninterest income	32,991	38,526	72,353	73,432
Noninterest Expense
Salaries and employee benefits	63,672	58,692	126,531	116,065
Net occupancy and equipment expense	15,116	12,294	29,343	26,091
Technology and related costs	9,853	7,128	18,401	13,398
Professional services	8,880	9,624	19,270	16,711
Net OREO expense	126	294	546	975
Other expenses	17,434	16,154	32,849	29,107
Acquisition and integration related expenses	5,249	9,514	10,721	13,205
Delivering Excellence implementation costs	—	442	—	700
Total noninterest expense	120,330	114,142	237,661	216,252
Income before income tax expense	25,246	63,205	51,320	124,581
Income tax expense	6,182	16,191	12,650	31,509
Net income	$19,064	$47,014	$38,670	$93,072
Preferred dividends	(1,037)	—	(1,037)	—
Net income applicable to unvested restricted shares	(187)	(389)	(379)	(792)
Net income applicable to common shareholders	$17,840	$46,625	$37,254	$92,280

Per Common Share Data
Basic earnings per common share	$0.16	$0.43	$0.33	$0.86
Diluted earnings per common share	$0.16	$0.43	$0.33	$0.86
Dividends declared per common share	$0.14	$0.14	$0.28	$0.26
Weighted-average common shares outstanding	113,145	108,467	111,533	107,126
Weighted-average diluted common shares outstanding	113,336	108,467	111,872	107,126

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$19,064	$47,014	$38,670	$93,072
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(1,719)	38,237	60,835	64,989
Tax effect	381	(10,649)	(16,916)	(18,100)
Net of tax	(1,338)	27,588	43,919	46,889
Reclassification of net losses included in net income:
Before tax	—	—	(1,005)	—
Tax effect	—	—	282	—
Net of tax	—	—	(723)	—
Net unrealized holding (losses) gains	(1,338)	27,588	43,196	46,889
Derivative Instruments
Unrealized holding (losses) gains:
Before tax	(7,300)	2,441	(17,340)	3,899
Tax effect	2,042	(680)	4,825	(1,086)
Net of tax	(5,258)	1,761	(12,515)	2,813
Total other comprehensive (loss) income	(6,596)	29,349	30,681	49,702
Total comprehensive income	$12,468	$76,363	$69,351	$142,774

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	46,889	2,813	—	49,702
Balance at June 30, 2019	$18,097	$263	$(21,170)	$(2,810)
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	43,196	(12,515)	—	30,681
Balance at June 30, 2020	$59,004	$(11,696)	$(18,581)	$28,727

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended June 30, 2019
Beginning balance	106,900	$—	$1,157	$1,103,991	$1,273,245	$(32,159)	$(186,763)	$2,159,471
Net income	—	—	—	—	47,014	—	—	47,014
Other comprehensive income	—	—	—	—	—	29,349	—	29,349
Common dividends declared ($0.14 per common share)	—	—	—	—	(15,503)	—	—	(15,503)
Repurchases of common stock	(1,042)	—	—	—	—	—	(21,190)	(21,190)
Acquisitions, net of issuance costs	4,729	—	47	98,165	—	—	—	98,212
Common stock issued	3	—	—	68	—	—	—	68
Restricted stock activity	1	—	—	(7)	—	—	12	5
Treasury stock issued to benefit plans	(2)	—	—	(5)	—	—	(32)	(37)
Share-based compensation expense	—	—	—	3,184	—	—	—	3,184
Balance at June 30, 2019	110,589	$—	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573
Quarter Ended June 30, 2020
Beginning balance	114,213	$—	$1,253	$1,274,935	$1,357,395	$35,323	$(233,199)	$2,435,707
Net income	—	—	—	—	19,064	—	—	19,064
Other comprehensive income	—	—	—	—	—	(6,596)	—	(6,596)
Preferred dividends	—	—	—	—	(1,037)	—	—	(1,037)
Common dividends declared ($0.14 per common share)	—	—	—	—	(16,015)	—	—	(16,015)
Preferred stock issued	—	230,500	—	(9,188)	—	—	—	221,312
Common stock issued	6	—	—	79	—	—	—	79
Restricted stock activity	64	—	—	(912)	—	—	943	31
Treasury stock issued to benefit plans	(7)	—	—	(22)	—	—	(67)	(89)
Share-based compensation expense	—	—	—	3,755	—	—	—	3,755
Balance at June 30, 2020	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2019
Beginning balance	106,375	$—	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	47,257	—	—	47,257
Net income	—	—	—	—	93,072	—	—	93,072
Other comprehensive loss	—	—	—	—	—	49,702	—	49,702
Common dividends declared ($0.26 per common share)	—	—	—	—	(28,340)	—	—	(28,340)
Repurchases of common stock	(1,042)	—	—	—	—	—	(21,190)	(21,190)
Acquisitions, net of issuance costs	4,879	—	47	97,351	—	—	4,098	101,496
Common stock issued	30	—	—	(69)	—	—	674	605
Restricted stock activity	353	—	—	(13,320)	—	—	9,550	(3,770)
Treasury stock issued to benefit plans	(6)	—	—	(9)	—	—	(111)	(120)
Share-based compensation expense	—	—	—	6,863	—	—	—	6,863
Balance at June 30, 2019	110,589	$—	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573
Six Months Ended June 30, 2020
Beginning balance	109,972	$—	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(2)	—	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—			38,670			38,670
Other comprehensive income	—	—	—	—	—	30,681	—	30,681
Preferred dividends	—	—	—	—	(1,037)	—	—	(1,037)
Common dividends declared ($0.28 per common share)	—	—	—	—	(32,017)	—	—	(32,017)
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Acquisition, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Preferred stock issued	—	230,500	—	(9,188)	—	—	—	221,312
Common stock issued	43	—	—	251	—	—	679	930
Restricted stock activity	513	—	—	(13,180)	—	—	10,045	(3,135)
Treasury stock issued to benefit plans	(11)	—	—	(21)	—	—	(147)	(168)
Share-based compensation expense	—	—	—	7,677	—	—	—	7,677
Balance at June 30, 2020	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211
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

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$38,670	$93,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	72,181	21,935
Depreciation of premises, furniture, and equipment	8,397	8,093
Net amortization of premium on securities	10,914	6,609
Net securities losses	1,005	—
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(7,230)	(3,391)
Net losses (gains) on sales and valuation adjustments of OREO	128	(1,169)
Amortization of the FDIC indemnification asset	892	604
Net losses on sales and valuation adjustments of premises, furniture, and equipment	213	1,252
BOLI income	(3,798)	(3,645)
Share-based compensation expense	7,677	6,863
Tax benefit related to share-based compensation	148	160
Amortization of other intangible assets	5,590	4,987
Originations of mortgage loans held-for-sale	(297,019)	(164,398)
Proceeds from sales of mortgage loans held-for-sale	292,410	154,191
Net increase in equity securities	(1,818)	(2,918)
Net (increase) decrease in accrued interest receivable and other assets	(124,850)	19,027
Net increase (decrease) in accrued interest payables and other liabilities	12,871	(36,151)
Net cash provided by operating activities	16,381	105,121
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	497,430	167,502
Proceeds from sales of securities available-for-sale	39,095	93,332
Purchases of securities available-for-sale	(914,234)	(460,066)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	2,467	3,162
Purchases of securities held-to-maturity	(18)	(2,837)
Net purchases of FHLB stock	(33,103)	(27,683)
Net increase in loans	(1,360,147)	(394,713)
Premiums paid on BOLI, net of proceeds from claims	2,997	3,260
Proceeds from sales of OREO	230	5,236
Proceeds from sales of premises, furniture, and equipment	—	2,291
Purchases of premises, furniture, and equipment	(4,647)	(10,360)
Net cash received from (paid for) acquisition	142,282	(13,532)
Net cash used in investing activities	(1,627,648)	(634,408)
Financing Activities
Net increase in deposit accounts	1,456,302	117,722
Net increase in borrowed funds	634,905	499,553
Net proceeds from the issuance of preferred stock	221,312	—
Repurchases of common stock	(22,557)	(21,190)
Cash dividends paid	(32,480)	(25,636)
Restricted stock activity	(3,135)	(3,770)
Net cash provided by financing activities	2,254,347	566,679
Net increase in cash and cash equivalents	643,080	37,392
Cash and cash equivalents at beginning of period	299,221	289,258
Cash and cash equivalents at end of period	$942,301	$326,650

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$587	$16,948
Interest paid to depositors and creditors	46,331	47,750
Dividends declared, but unpaid	15,857	15,377
Stock issued for acquisitions, net of issuance costs	71,883	101,496
Non-cash transfers of loans to OREO	121	322
Non-cash transfers of loans to other assets	—	13,175
Non-cash transfers of loans held-for-investment to loans held-for-sale	2,193	4,762
Non-cash recognition of right-of-use asset	—	143,561
Non-cash recognition of lease liability	—	143,561

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
For fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings in the same income statement line item as the earnings effect of the hedged item. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and is reclassified to earnings when the hedged transaction is reflected in earnings.
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
Loan Modifications Due to COVID-19: In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic (the "pandemic"). The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, the Company is offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The total balance of loans with eligible modifications as of June 30, 2020 was $1.9 billion.
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
3. ACQUISITIONS
Completed Acquisitions
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $685.5 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $62.4 million associated with the acquisition was recorded by the Company. All Park Bank operating systems were converted to the Company's operating platform during the second quarter of 2020. The fair value adjustments, including goodwill, associated with the transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
During the second quarter of 2020, the Company updated the fair value adjustments associated with the Bankmanagers transaction. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.
Bridgeview Bank Group
On May 9, 2019, the Company completed its acquisition of Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $709.4 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on May 9, 2019, each outstanding share of Bridgeview common stock was exchanged for 0.2767 shares of Company common stock, plus $1.66 of cash. In addition, each outstanding Bridgeview stock option was exchanged for the right to receive cash. This resulted in merger consideration of $135.4 million, which consisted of 4.7 million shares of Company common stock and $37.1 million of cash. Goodwill of $63.2 million associated with the acquisition was recorded by the Company. All Bridgeview operating systems were converted to the Company's operating platform during the second quarter of 2019.
During the second quarter of 2020, the Company finalized the fair value adjustments associated with the Bridgeview transaction, which required measurement period adjustments to goodwill. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.
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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Park Bank	Bridgeview
	March 9, 2020	May 9, 2019
Assets
Cash and due from banks and interest-bearing deposits in other banks	$244,781	$35,097
Equity securities	—	6,966
Securities available-for-sale	136,856	263,090
Securities held-to-maturity	300	13,426
FHLB and FRB stock	—	1,481
Loans	685,451	709,438
OREO	2,001	5,436
Goodwill	62,433	63,231
Other intangible assets	3,068	15,603
Premises, furniture, and equipment	2,550	16,138
Accrued interest receivable and other assets	13,796	35,909
Total assets	$1,151,236	$1,165,815
Liabilities
Noninterest-bearing deposits	$356,050	$179,267
Interest-bearing deposits	594,026	807,487
Total deposits	950,076	986,754
Borrowed funds	11,532	1,746
Senior and subordinated debt	—	29,360
Accrued interest payable and other liabilities	15,246	12,603
Total liabilities	976,854	1,030,463
Consideration Paid
Common stock (2020 – 4,930,231, shares issued at $14.58 per share, 2019 – 4,728,541, shares issued at $20.77 per share), net of issuance costs	71,883	98,212
Cash paid	102,499	37,140
Total consideration paid	174,382	135,352
	$1,151,236	$1,165,815
Expenses related to the acquisition and integration of completed and pending transactions are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. For the quarter and six months ended June 30, 2020, these expenses totaled $5.2 million and $10.7 million respectively, and for the same periods in 2019, these expenses totaled $9.5 million and $13.2 million, respectively.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2019 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$20,992	$207	$—	$21,199	$33,939	$137	$(1)	$34,075
U.S. agency securities	640,253	4,166	(1,372)	643,047	249,502	758	(1,836)	248,424
Collateralized mortgage obligations ("CMOs")	1,624,609	49,059	(1,539)	1,672,129	1,547,805	14,893	(5,027)	1,557,671
Other mortgage-backed securities ("MBSs")	695,218	20,159	(237)	715,140	678,804	7,728	(1,848)	684,684
Municipal securities	229,414	10,410	(21)	239,803	228,632	5,898	(99)	234,431
Corporate debt securities	143,639	2,367	(1,462)	144,544	112,797	1,791	(487)	114,101
Total securities available-for-sale	$3,354,125	$86,368	$(4,631)	$3,435,862	$2,851,479	$31,205	$(9,298)	$2,873,386
Securities Held-to-Maturity
Municipal securities	$19,848	$48	$—	$19,896	$21,997	$—	$(763)	$21,234
Allowance for securities held-to- maturity(1)	(220)			$(220)
Total securities held-to-maturity, net	$19,628	$48	$—	$19,676
Equity Securities				$43,954				$42,136
(1)The allowance for securities held-to-maturity was established upon adoption of CECL on January 1, 2020.
Accrued interest receivable on the securities portfolio totaled $13.6 million and $11.3 million as of June 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$270,623	$274,363	$8,070	$8,089
After one year to five years	185,159	187,718	5,452	5,465
After five years to ten years	578,516	586,512	3,315	3,323
After ten years	—	—	2,791	2,799
Securities that do not have a single contractual maturity date	2,319,827	2,387,269	—	—
Total	$3,354,125	$3,435,862	$19,628	$19,676
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.5 billion as of June 30, 2020 and $1.3 billion as of December 31, 2019. No securities held-to-maturity were pledged as of June 30, 2020 or December 31, 2019.
There were realized losses of $1.0 million on securities available-for-sale for six months ended June 30, 2020 and no realized gains (losses) for the quarters ended June 30, 2020 and 2019 and six months ended June 30, 2019.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2020 and December 31, 2019.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2020
Securities Available-for-Sale
U.S. agency securities	23	$73,659	$1,149	$13,927	$223	$87,586	$1,372
CMOs	41	139,578	1,379	33,967	160	173,545	1,539
MBSs	14	64,778	223	3,805	14	68,583	237
Municipal securities	1	1,745	21	—	—	1,745	21
Corporate debt securities	11	39,949	154	38,199	1,308	78,148	1,462
Total	90	$319,709	$2,926	$89,898	$1,705	$409,607	$4,631
As of December 31, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$4,966	$1	$—	$—	$4,966	$1
U.S. agency securities	52	97,729	1,200	49,387	636	147,116	1,836
CMOs	148	187,470	2,177	412,083	2,850	599,553	5,027
MBSs	59	66,340	996	121,861	852	188,201	1,848
Municipal securities	16	9,384	89	3,104	10	12,488	99
Corporate debt securities	6	9,719	281	21,955	206	31,674	487
Total	286	$375,608	$4,744	$608,390	$4,554	$983,998	$9,298
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2020 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
Commercial and industrial	$4,789,556	$4,481,525
Agricultural	381,124	405,616
Commercial real estate:
Office, retail, and industrial	2,020,318	1,848,718
Multi-family	874,861	856,553
Construction	687,063	593,093
Other commercial real estate	1,475,937	1,383,708
Total commercial real estate	5,058,179	4,682,072
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	10,228,859	9,569,213
PPP loans	1,179,403	—
Total corporate loans	11,408,262	9,569,213
Home equity	892,867	851,454
1-4 family mortgages	2,175,322	1,927,078
Installment	457,207	492,585
Total consumer loans	3,525,396	3,271,117
Total loans	$14,933,658	$12,840,330
Deferred loan fees included in total loans	$9,691	$7,972
Overdrawn demand deposits included in total loans	7,676	10,675
Accrued interest receivable on the loan portfolio totaled $49.5 million and $48.4 million as of June 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Loan Sales
The following table presents loan sales and purchases for the quarters and six months ended June 30, 2020 and 2019.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Corporate loan sales
Proceeds from sales	$295	$2,178	$4,598	$5,376
Less book value of loans sold	289	2,132	4,477	5,248
Net gains on corporate loan sales(1)	6	46	121	128
1-4 family mortgage loan sales
Proceeds from sales	173,251	95,408	292,410	154,191
Less book value of loans sold	168,656	93,473	285,301	150,928
Net gains on 1-4 family mortgage loan sales(2)	4,595	1,935	7,109	3,263
Total net gains on loan sales	$4,601	$1,981	$7,230	$3,391
Corporate loan purchases(3)
Commercial and industrial	$22,894	$128,891	$168,716	$181,610
Office, retail, and industrial	—	1,711	—	1,711
Construction	3,258	1,432	3,897	2,266
Other commercial real estate	10,000	—	10,000	3,986
Total corporate loan purchases	$36,152	$132,034	$182,613	$189,573
Consumer loan purchases
Home equity	$—	$39,159	$144,967	$77,411
1-4 family mortgages	179,410	231,533	249,585	304,463
Total consumer loan purchases	$179,410	$270,692	$394,552	$381,874
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
6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at June 30, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of June 30, 2020 and December 31, 2019.
Acquired Loans(1)(2)
(Dollar amounts in thousands)

	As of June 30, 2020			As of December 31, 2019
	PCD	Non-PCD	Total	PCI	Non-PCI	Total
Acquired loans	$243,207	$1,516,157	$1,759,364	$167,183	$1,216,133	$1,383,316
(1)Included in loans in the Consolidated Statements of Financial Condition.
(2)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.
The outstanding balance of PCD loans was $284.3 million as of June 30, 2020 and the outstanding balance of PCI loans was $243.0 million as of December 31, 2019.

Total accretion on acquired loans for the quarters and six months ended June 30, 2020 and 2019 was $7.0 million and $13.9 million, respectively, and $10.3 million and $16.7 million for the same periods in 2019.
7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2020 and December 31, 2019 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class(1)
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2020
Commercial and industrial	$4,750,932	$20,550	$18,074	$38,624	$4,789,556	$28,349	$1,090
Agricultural	373,910	—	7,214	7,214	381,124	8,494	—
Commercial real estate:
Office, retail, and industrial	1,982,798	4,973	32,547	37,520	2,020,318	35,915	596
Multi-family	870,430	1,538	2,893	4,431	874,861	3,121	—
Construction	658,892	801	27,370	28,171	687,063	27,282	88
Other commercial real estate	1,458,874	5,145	11,918	17,063	1,475,937	18,372	25
Total commercial real estate	4,970,994	12,457	74,728	87,185	5,058,179	84,690	709
Total corporate loans, excluding PPP loans	10,095,836	33,007	100,016	133,023	10,228,859	121,533	1,799
PPP loans	1,179,403	—	—	—	1,179,403	—	—
Total corporate loans	11,275,239	33,007	100,016	133,023	11,408,262	121,533	1,799
Home equity	885,678	2,641	4,548	7,189	892,867	9,129	187
1-4 family mortgages	2,164,611	4,928	5,783	10,711	2,175,322	8,498	—
Installment	454,996	956	1,255	2,211	457,207	—	1,255
Total consumer loans	3,505,285	8,525	11,586	20,111	3,525,396	17,627	1,442
Total loans	$14,780,524	$41,532	$111,602	$153,134	$14,933,658	$139,160	$3,241
As of December 31, 2019
Commercial and industrial	$4,455,381	$11,468	$14,676	$26,144	$4,481,525	$29,995	$2,207
Agricultural	398,676	850	6,090	6,940	405,616	5,954	358
Commercial real estate:
Office, retail, and industrial	1,830,321	2,943	15,454	18,397	1,848,718	25,857	546
Multi-family	853,762	211	2,580	2,791	856,553	2,697	—
Construction	588,065	4,876	152	5,028	593,093	152	—
Other commercial real estate	1,377,678	3,233	2,797	6,030	1,383,708	4,729	529
Total commercial real estate	4,649,826	11,263	20,983	32,246	4,682,072	33,435	1,075
Total corporate loans	9,503,883	23,581	41,749	65,330	9,569,213	69,384	3,640
Home equity	841,908	4,992	4,554	9,546	851,454	8,443	146
1-4 family mortgages	1,917,648	5,452	3,978	9,430	1,927,078	4,442	1,203
Installment	491,406	1,167	12	1,179	492,585	—	12
Total consumer loans	3,250,962	11,611	8,544	20,155	3,271,117	12,885	1,361
Total loans	$12,754,845	$35,192	$50,293	$85,485	$12,840,330	$82,269	$5,001
(1) Prior to the adoption of CECL on January 1, 2020, purchased credit impaired ("PCI") loans with an accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses expected in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2020 and 2019 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended June 30, 2020
Beginning balance	$113,733	$25,856	$3,689	$11,297	$18,554	$46,819	$6,753	$226,701
Allowance established for acquired PCD loans	378	—	—	—	—	—	872	1,250
Charge-offs	(5,673)	(3,092)	(9)	(798)	(31)	(4,631)	—	(14,234)
Recoveries	820	6	—	—	12	473	—	1,311
Net charge-offs	(4,853)	(3,086)	(9)	(798)	(19)	(4,158)	—	(12,923)
Provision for loan losses and other	14,719	1,671	1,631	1,023	3,327	10,278	—	32,649
Ending balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
Quarter Ended June 30, 2019
Beginning balance	$64,685	$7,679	$2,216	$2,131	$4,930	$21,938	$1,200	$104,779
Charge-offs	(6,516)	(1,605)	—	—	(329)	(2,974)	—	(11,424)
Recoveries	1,258	151	—	10	45	619	—	2,083
Net charge-offs	(5,258)	(1,454)	—	10	(284)	(2,355)	—	(9,341)
Provision for loan losses and other	6,937	1,270	(57)	(279)	351	3,269	—	11,491
Ending balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
Six Months Ended June 30, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	12,640	2,003	—	—	—	39	872	15,554
Charge-offs	(12,739)	(3,430)	(19)	(2,606)	(339)	(9,031)	—	(28,164)
Recoveries	1,979	15	5	—	156	972	—	3,127
Net charge-offs	(10,760)	(3,415)	(14)	(2,606)	(183)	(8,059)	—	(25,037)
Provision for loan losses and other	39,108	6,587	1,978	2,131	4,210	18,167	—	72,181
Ending balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
Six Months Ended June 30, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(12,967)	(2,233)	(340)	(6)	(539)	(6,116)	—	(22,201)
Recoveries	2,559	161	1	16	66	973	—	3,776
Net charge-offs	(10,408)	(2,072)	(339)	10	(473)	(5,143)	—	(18,425)
Provision for loan losses and other	13,496	1,667	34	(321)	536	6,523	—	21,935
Ending balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
(1) As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."

The allowance for credit losses increased from December 31, 2019 primarily due to the adoption of CECL and the estimated impact of the pandemic on the allowance for credit losses, which considers multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the pandemic.
The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2020 and December 31, 2019.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total
As of June 30, 2020
Commercial, industrial, agricultural	$25,190	$5,049,876	$95,614	$5,170,680	$4,805	$102,735	$16,437	$123,977
Commercial real estate:
Office, retail, and industrial	25,165	1,956,597	38,556	2,020,318	885	14,964	8,592	24,441
Multi-family	1,785	871,545	1,531	874,861	—	5,126	185	5,311
Construction	18,611	646,355	22,097	687,063	—	4,624	6,898	11,522
Other commercial real estate	3,806	1,410,080	62,051	1,475,937	44	10,332	11,486	21,862
Total commercial real estate	49,367	4,884,577	124,235	5,058,179	929	35,046	27,161	63,136
Total corporate loans, excluding PPP loans	74,557	9,934,453	219,849	10,228,859	5,734	137,781	43,598	187,113
PPP loans	—	1,179,403	—	1,179,403	—	—	—	—
Total corporate loans	74,557	11,113,856	219,849	11,408,262	5,734	137,781	43,598	187,113
Consumer	23	3,502,015	23,358	3,525,396	—	52,103	836	52,939
Allowance for unfunded commitments	—	—	—	—	—	7,625	—	7,625
Total loans	$74,580	$14,615,871	$243,207	$14,933,658	$5,734	$197,509	$44,434	$247,677
As of December 31, 2019
Commercial, industrial, and agricultural	$34,142	$4,807,114	$45,885	$4,887,141	$3,414	$59,108	$308	$62,830
Commercial real estate:
Office, retail, and industrial	24,820	1,795,557	28,341	1,848,718	578	6,899	103	7,580
Multi-family	1,995	851,857	2,701	856,553	—	2,854	96	2,950
Construction	123	581,747	11,223	593,093	—	1,681	16	1,697
Other commercial real estate	3,241	1,323,635	56,832	1,383,708	—	4,867	1,541	6,408
Total commercial real estate	30,179	4,552,796	99,097	4,682,072	578	16,301	1,756	18,635
Total corporate loans	64,321	9,359,910	144,982	9,569,213	3,992	75,409	2,064	81,465
Consumer	—	3,248,916	22,201	3,271,117	—	25,424	1,133	26,557
Allowance for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$64,321	$12,608,826	$167,183	$12,840,330	$3,992	$102,033	$3,197	$109,222
(1)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.

The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of June 30, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

Commercial and industrial	$6,870	$45,235	$3,169	$6,338
Agricultural	3,417	4,719	—	4,485
Commercial real estate:
Office, retail, and industrial	44,538	—	—	17,293
Multi-family	2,606	—	—	1,785
Construction	28,779	—	—	19,043
Other commercial real estate	33,845	—	—	11,789
Total commercial real estate	109,768	—	—	49,910
Total corporate loans	120,055	49,954	3,169	60,733
Home equity	244	—	—	123
1-4 family mortgages	2,665	—	—	527
Installment	—	—	—	—
Total consumer loans	2,909	—	—	650
Total loans	$122,964	$49,954	$3,169	$61,383
Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of June 30, 2020 and December 31, 2019. PCD and PCI loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2020				As of December 31, 2019
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$4,884	$12,170	$37,153	$3,018	$12,885	$15,516	$52,559	$2,456
Agricultural	4,485	3,651	13,032	1,787	1,889	3,852	9,293	958
Commercial real estate:
Office, retail, and industrial	15,839	9,326	28,730	885	14,111	10,709	37,007	578
Multi-family	1,785	—	1,785	—	1,995	—	1,995	—
Construction	18,611	—	18,611	—	123	—	123	—
Other commercial real estate	3,357	449	4,103	44	3,241	—	3,495	—
Total commercial real estate	39,592	9,775	53,229	929	19,470	10,709	42,620	578
Total corporate loans	48,961	25,596	103,414	5,734	34,244	30,077	104,472	3,992
Consumer	23	—	23	—	—	—	—	—
Total non-accrual loans individually evaluated	$48,984	$25,596	$103,437	$5,734	$34,244	$30,077	$104,472	$3,992
Interest income recognized on non-accrual loans using the cash basis of accounting for the quarters ended and six months ended June 30, 2020 and 2019 was $110,000 and $388,000, respectively, and $69,000 and $148,000 for the same periods in 2019.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of June 30, 2020 and net loan charge-offs for the six months ended June 30, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$461,644	$887,292	$924,776	$519,875	$238,751	$469,442	$1,364,316	$4,866,096
Special Mention(2)	3,508	6,520	31,435	4,676	8,527	17,568	80,597	152,831
Substandard(3)	384	4,376	26,729	17,862	16,583	15,804	33,172	114,910
Non-accrual(4)	—	1,771	2,381	8,505	4,806	6,682	12,698	36,843
Total commercial, industrial, agricultural	$465,536	$899,959	$985,321	$550,918	$268,667	$509,496	$1,490,783	$5,170,680
Commercial, industrial, agricultural, net loan charge-offs	$—	$250	$946	$1,058	$617	$1,853	$6,036	$10,760
Office, retail, and industrial:
Pass	$95,291	$266,479	$225,938	$348,121	$302,430	$677,880	$5,491	$1,921,630
Special Mention(2)	1,173	655	3,280	5,091	15,439	12,914	—	38,552
Substandard(3)	—	—	—	337	1,514	22,370	—	24,221
Non-accrual(4)	—	—	132	—	10,238	25,545	—	35,915
Total office, retail, and industrial	$96,464	$267,134	$229,350	$353,549	$329,621	$738,709	$5,491	$2,020,318
Office, retail, and industrial net loan charge-offs	$—	$333	$156	$—	$1,628	$1,298	$—	$3,415
Multi-family:
Pass	$125,328	$174,802	$84,791	$101,492	$101,846	$239,713	$36,111	$864,083
Special Mention(2)	—	—	—	—	358	1,416	—	1,774
Substandard(3)	—	—	387	81	—	5,415	—	5,883
Non-accrual(4)	—	—	—	1,785	237	1,099	—	3,121
Total multi-family	$125,328	$174,802	$85,178	$103,358	$102,441	$247,643	$36,111	$874,861
Multi-family net loan charge-offs	$—	$3	$—	$1	$—	$10	$—	$14
Construction:
Pass	$33,890	$151,849	$171,480	$101,781	$71,001	$70,950	$33,016	$633,967
Special Mention(2)	—	—	45	3,032	14,221	1,228	—	18,526
Substandard(3)	—	—	—	—	—	7,288	—	7,288
Non-accrual(4)	—	—	—	—	—	25,591	1,691	27,282
Total construction	$33,890	$151,849	$171,525	$104,813	$85,222	$105,057	$34,707	$687,063
Construction net loan charge-offs	$—	$118	$—	$798	$—	$1,690	$—	$2,606
Other commercial real estate:
Pass	$61,056	$195,768	$269,526	$226,064	$125,249	$466,436	$27,553	$1,371,652
Special Mention(2)	—	3,532	7,589	6,887	11,219	15,463	—	44,690
Substandard(3)	—	—	—	1,400	4,224	35,599	—	41,223
Non-accrual(4)	—	—	674	4,150	1,078	12,377	93	18,372
Total other commercial real estate	$61,056	$199,300	$277,789	$238,501	$141,770	$529,875	$27,646	$1,475,937
Other commercial real estate net loan charge- offs	$—	$38	$1	$—	$183	$(39)	$—	$183
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

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity:
Performing	$8,231	$48,696	$27,783	$13,809	$11,878	$57,053	$716,288	$883,738
Non-accrual	—	22	125	264	482	6,801	1,435	9,129
Total home equity	$8,231	$48,718	$27,908	$14,073	$12,360	$63,854	$717,723	$892,867
Home equity net loan charge-offs	$—	$—	$1	$—	$1	$42	$(14)	$30
1-4 family mortgages:
Performing	$597,506	$676,898	$311,884	$158,230	$181,912	$240,394	$—	$2,166,824
Non-accrual	—	—	438	83	63	7,914	—	8,498
Total 1-4 family mortgages	$597,506	$676,898	$312,322	$158,313	$181,975	$248,308	$—	$2,175,322
1-4 family mortgages net loan charge-offs	$—	$—	$4	$—	$7	$735	$—	$746
Installment:
Performing	$59,971	$185,919	$107,220	$45,108	$17,563	$20,662	$20,764	$457,207
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$59,971	$185,919	$107,220	$45,108	$17,563	$20,662	$20,764	$457,207
Installment net loan charge-offs	$44	$3,757	$2,200	$775	$85	$393	$29	$7,283
(1)Represents year-to-date loans originated during 2020.
During the quarter and six months ended June 30, 2020, $16.8 million and $23.8 million, respectively, of revolving loans converted to term loans.
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
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2020 and December 31, 2019. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2020			As of December 31, 2019
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$188	$9,336	$9,524	$227	$16,420	$16,647
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	2,340	2,340	—	3,600	3,600
Multi-family	160	—	160	163	—	163
Construction	—	—	—	—	—	—
Other commercial real estate	198	—	198	170	—	170
Total commercial real estate	358	2,340	2,698	333	3,600	3,933
Total corporate loans	546	11,676	12,222	560	20,020	20,580
Home equity	31	179	210	36	240	276
1-4 family mortgages	624	238	862	637	—	637
Installment	—	—	—	—	254	254
Total consumer loans	655	417	1,072	673	494	1,167
Total loans	$1,201	$12,093	$13,294	$1,233	$20,514	$21,747
(1)These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of June 30, 2020 and December 31, 2019, there were $2.4 million and $2.2 million of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters and six months ended June 30, 2020 and 2019.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2020 and 2019.

A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2020 and 2019 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accruing
Beginning balance	$1,216	$1,844	$1,233	$1,866
Additions	—	—	—	12
Net payments	(15)	(20)	(32)	(54)
Net transfers to non-accrual	—	(383)	—	(383)
Ending balance	1,201	1,441	1,201	1,441
Non-accrual
Beginning balance	17,917	9,375	20,514	6,612
Additions	—	—	934	—
Net (payments) advances	(2,595)	(1,447)	(3,253)	1,474
Charge-offs	(3,229)	(470)	(6,102)	(628)
Net transfers from accruing	—	383	—	383
Ending balance	12,093	7,841	12,093	7,841
Total TDRs	$13,294	$9,282	$13,294	$9,282
There were $813,000 and $530,000 of commitments to lend additional funds to borrowers with TDRs as of June 30, 2020 and December 31, 2019, respectively.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of June 30, 2020, the weighted-average remaining lease term on these leases was 10.70 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of June 30, 2020.
Lease Liability
(Dollar amounts in thousands)

As of June 30, 2020
Year Ending December 31,
2020	$9,466
2021	18,785
2022	18,711
2023	18,811
2024	18,530
2025 and thereafter	105,995
Total minimum lease payments	190,298
Discount(1)	(28,752)
Lease liability(2)	$161,546
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.96% as of June 30, 2020.
As of June 30, 2020, right-of-use assets of $141.2 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The following table presents net operating lease expense for the quarters and six months ended June 30, 2020 and 2019.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense charged to operations	$4,839	$4,426	$9,514	$8,486
Rental income from premises leased to others (1)	(183)	(165)	(398)	(322)
Net operating lease expense	$4,656	$4,261	$9,116	$8,164
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
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$130,667	$103,515
Federal funds purchased	200,000	160,000
FHLB advances	1,974,528	1,395,243
Total borrowed funds	$2,305,195	$1,658,758
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts if required. The securities underlying the agreements remain in the respective asset accounts. As of June 30, 2020, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. As of June 30, 2020, the Company held various short-term FHLB advances with fixed interest rates that range from 0.00% to 1.97% and maturity dates that range from July 1, 2020 to March 4, 2030.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of June 30, 2020 and December 31, 2019.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
FRB's Discount Window Primary Credit Program	$803,068	$874,256
Available federal funds lines	814,000	718,000
Correspondent bank line of credit	50,000	50,000
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2019, the Company entered into a third amendment to this credit facility, which extends the maturity to September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management expects to use this line of credit for general corporate purposes. As of June 30, 2020, no amount was outstanding under the facility.
A discussion of terms relevant to senior and subordinated debt is presented in Note 13, "Senior and Subordinated Debt" to the Consolidated Financial Statements in the Company's 2019 10-K.
10. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issuance of Common Stock
On March 9, 2020, the Company issued 4.9 million shares of its common stock with a market value of $14.58 per share at issuance as part of the consideration in the Park Bank acquisition. Additional information regarding the Park Bank acquisition is presented in Note 3, "Acquisitions".

Issuance of Preferred Stock
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.3 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchases
On March 19, 2019, the Company announced a stock repurchase program that authorized the Company to repurchase up to $180 million of its common stock from time to time on the open market or in privately negotiated transactions, at the discretion of the Company.
On February 26, 2020, the Company announced a new stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to the suspension, the Company had repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the six months ended June 30, 2020.
11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$19,064	$47,014	$38,670	$93,072
Preferred dividends	(1,037)	—	(1,037)	—
Net income applicable to unvested restricted shares	(187)	(389)	(379)	(792)
Net income applicable to common shares	$17,840	$46,625	$37,254	$92,280
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,145	108,467	111,533	107,126
Dilutive effect of common stock equivalents	191	—	339	—
Weighted-average diluted common shares outstanding	113,336	108,467	111,872	107,126
Basic EPS	$0.16	$0.43	$0.33	$0.86
Diluted EPS	$0.16	$0.43	$0.33	$0.86

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of June 30, 2020, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $1.6 billion of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Interest rate swaps totaling $1.1 billion began on various dates between December of 2018 and April of 2020 and mature between October of 2021 and March of 2025. The remaining forward starting interest rate swaps totaling $485.0 million begin at various dates between July of 2020 and February of 2021 and mature between July of 2022 and August of 2024. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 1.86% as of June 30, 2020. These derivative contracts are designated as cash flow hedges.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
Gross notional amount outstanding	$2,035,000	$1,905,000
Derivative asset fair value in other assets(1)	6,053	727
Derivative liability fair value in other liabilities(1)	198	(119)
Weighted-average interest rate received	0.96%	1.88%
Weighted-average interest rate paid	0.77%	1.74%
Weighted-average maturity (in years)	2.30	1.18
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of June 30, 2020, the Company estimates that $4.3 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2020 and December 31, 2019, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $694,000 and $5.4 million for the quarter and six months ended June 30, 2020, respectively, and were $2.2 million and $3.4 million for the quarter and six months ended June 30, 2019, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
Gross notional amount outstanding	$4,589,018	$4,340,384
Derivative asset fair value in other assets(1)	183,938	61,709
Derivative liability fair value in other liabilities(1)	(55,026)	(18,416)
Fair value of derivative(2)	56,025	18,856
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2020 and December 31, 2019. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income (loss) and the reclassification of gains (losses) from accumulated other comprehensive income (loss) to net interest income for the quarters and six months ended June 30, 2020 and 2019.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$5,951	$5,944	$27,955	$9,297
Interest rate swaps in interest expense	(1,276)	(7,816)	(13,685)	(11,996)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$2,624	$1,355	$3,069	$2,748
Interest rate swaps in interest expense	—	(1,924)	—	(3,948)
The following table presents the impact of derivative instruments on net interest income for the quarters and six months ended June 30, 2020 and 2019.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Flow Hedges
Interest rate swaps in interest income	$2,624	$1,355	$3,069	$2,748
Interest rate swaps in interest expense	—	(1,924)	—	(3,948)
Total cash flow hedges	$2,624	$(569)	$3,069	$(1,200)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2020 and December 31, 2019, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2020 and December 31, 2019.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$189,991	$54,828	$62,436	$18,535
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	189,991	54,828	62,436	18,535
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(7,495)	(7,495)	(2,674)	(2,674)
Cash collateral pledged	—	(48,430)	—	(15,861)
Net credit exposure	$182,496	$(1,097)	$59,762	$—
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2020 and December 31, 2019, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2020 and December 31, 2019 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,276,196	$1,852,040
Commercial real estate	324,659	296,053
Home equity	578,920	576,956
Other commitments(1)	251,716	251,093
Total commitments to extend credit	$3,431,491	$2,976,142

Letters of credit	$100,827	$103,684
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2020 and 2019.
Legal Proceedings
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2020. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$24,075	$14,879	$—	$23,703	$13,400	$—
Securities available-for-sale
U.S. treasury securities	21,199	—	—	34,075	—	—
U.S. agency securities	—	643,047	—	—	248,424	—
CMOs	—	1,672,129	—	—	1,557,671	—
MBSs	—	715,140	—	—	684,684	—
Municipal securities	—	239,803	—	—	234,431	—
Corporate debt securities	—	144,544	—	—	114,101	—
Total securities available-for-sale	21,199	3,414,663	—	34,075	2,839,311	—
Mortgage servicing rights ("MSRs")(1)	—	—	4,464	—	—	5,858
Derivative assets(1)	—	189,991	—	—	62,436	—
Liabilities
Derivative liabilities(2)	$—	$54,828	$—	$—	$18,535	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of June 30, 2020, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $675.6 million and $653.7 million as of June 30, 2020 and December 31, 2019, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2020 and December 31, 2019.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2020			December 31, 2019
Prepayment speed	7.6%	-	14.9%	6.7%	-	12.0%
Maturity (months)	16	-	88	18	-	94
Discount rate	9.4%	-	12.0%	9.3%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2020 and 2019 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$4,874	$6,228	$5,858	$6,730
New MSRs	745	204	901	457
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(750)	(389)	(1,658)	(989)
Other changes in fair value(2)	(405)	(212)	(637)	(367)
Ending balance(3)	$4,464	$5,831	$4,464	$5,831
Contractual servicing fees earned(1)	$394	$390	$797	$771
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2020 and 2019.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$53,608	$—	$—	$41,326
OREO(2)	—	—	530	—	—	3,325
Loans held-for-sale(3)	—	—	45,466	—	—	36,032
Assets held-for-sale(4)	—	—	5,180	—	—	6,824
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
Loans Held-for-Sale
As of June 30, 2020 and December 31, 2019, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2020 and December 31, 2019 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$304,445	$304,445	$214,894	$214,894
Interest-bearing deposits in other banks	2	637,856	637,856	84,327	84,327
Securities held-to-maturity	2	19,628	19,676	21,997	21,234
FHLB and FRB stock	2	148,512	148,512	115,409	115,409
Loans	3	14,693,606	14,739,129	12,733,200	12,535,848
Investment in BOLI	3	299,649	299,649	296,351	296,351
Accrued interest receivable	3	63,162	63,162	59,716	59,716
Liabilities
Deposits	2	$15,657,656	$15,667,051	$13,251,278	$13,247,871
Borrowed funds	2	2,305,195	2,305,195	1,658,758	1,658,758
Senior and subordinated debt	2	234,358	266,003	233,948	277,203
Accrued interest payable	2	7,633	7,633	10,502	10,502
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both June 30, 2020 and December 31, 2019, the Company estimated the fair value of lending commitments outstanding to be immaterial.

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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2020 and 2019 and Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2019 Annual Report on Form 10-K ("2019 10-K"). The results of operations for the quarter and six months ended June 30, 2020 are not necessarily indicative of future results.
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
Forward-looking statements may be deemed to include, among other things, statements relating to First Midwest's future financial performance, including the related outlook for 2020, the performance of First Midwest's loan or securities portfolio, the expected amount of future credit allowances or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in First Midwest's business, regulatory developments, acquisition transactions, estimated synergies, cost savings and financial benefits of announced and completed transactions, growth strategies, including possible future acquisitions, and the continued effects of the COVID-19 pandemic (the "pandemic") on our business, financial condition, liquidity, loans, asset quality and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the pandemic, including the continued effects on our business, operations and employees, as well as on our customers and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2019 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
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
Allowance for Credit Losses
The determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows, actual loss experience, consideration of current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in interest rates and property values, various internal and external qualitative factors, and other factors, all of which are susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for credit losses. Additions to the allowance for credit losses are established through the provision for credit losses charged to expense. The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for credit losses, including our estimate of the impact of the pandemic. For additional discussion of the allowance for credit losses, see Notes 1 and 7 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
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
On a quarterly basis, the Company assesses securities with unrealized losses to determine whether impairment has occurred. In evaluating impairment, management considers many factors, including the severity of the impairment, the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, intent to hold the security until its value recovers, and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. Securities for which there is an unrealized loss that is deemed to be a credit-related impairment are recorded as an allowance through a charge to expense through noninterest expense, limited to the difference between amortized cost and fair value. Securities for which there is an unrealized loss that is not deemed to be a credit-related impairment are recorded through other comprehensive income (loss). The determination of impairment is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
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
COVID-19 PANDEMIC
The pandemic and the resulting governmental responses continue to impact our business and operations, as well as the business and operations of our clients. A variety of restrictions have been placed on companies and individuals throughout our primary operating footprint of Illinois, Wisconsin, Indiana and Iowa. In Illinois, where we are headquartered and conduct the substantial majority of our operations, the shelter-in-place order that was previously in place since March 2020, was lifted during the second quarter of 2020, although ongoing business restrictions are still in place as Illinois, Chicago, and other regions proceed through a phased reopening. The pandemic and these governmental measures have created and are expected to continue to create significant economic disruption and decreased economic activity.
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
We have included additional disclosure throughout this Item 2 in this Form 10-Q regarding the impact of the pandemic, including with respect to our loan portfolio, income, and funding and liquidity.
We have modified our operations to comply with governmental restrictions and public health authority guidelines. Substantially all non-client facing colleagues are working remotely. A majority of our branches remain open for business through drive-up services and lobbies by appointment only, with certain branches open for walk-in lobby traffic. For those colleagues who work on-site, they are subject to enhanced health and safety protocols.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. We have expanded our paid time off programs for all colleagues and added health and welfare benefits for all colleagues, including emergency medical and hardship loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
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
For additional information regarding the risks associated with the pandemic and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part II, Item 1A of this Form 10-Q.

PARK BANK ACQUISITION
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $685.5 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $62.4 million associated with the acquisition was recorded by the Company. Park Bank merged into First Midwest Bank and all operating systems were converted in the second quarter of 2020.
ISSUANCE OF PREFERRED STOCK
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.3 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
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
The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to this action, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the six months ended June 30, 2020.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Results
Interest income	$162,044	$177,682	$332,271	$340,172
Interest expense	16,810	27,370	43,462	50,836
Net interest income	145,234	150,312	288,809	289,336
Provision for loan losses	32,649	11,491	72,181	21,935
Noninterest income	32,991	38,526	72,353	73,432
Noninterest expense	120,330	114,142	237,661	216,252
Income before income tax expense	25,246	63,205	51,320	124,581
Income tax expense	6,182	16,191	12,650	31,509
Net income	$19,064	$47,014	$38,670	$93,072
Preferred dividends	(1,037)	—	(1,037)	—
Net income applicable to non-vested restricted shares	(187)	(389)	(379)	(792)
Net income applicable to common shares	$17,840	$46,625	$37,254	$92,280
Weighted-average diluted common shares outstanding	113,336	108,467	111,872	107,126
Diluted earnings per common share	$0.16	$0.43	$0.33	$0.86
Diluted earnings per common share, adjusted(1)	$0.19	$0.50	$0.41	$0.96
Performance Ratios
Return on average common equity(2)	2.94%	8.34%	3.08%	8.50%
Return on average common equity, adjusted(1)(2)	3.58%	9.68%	3.81%	9.46%
Return on average tangible common equity(2)	5.32%	13.83%	5.49%	14.11%
Return on average tangible common equity, adjusted(1)(2)	6.37%	15.95%	6.65%	15.64%
Return on average assets(2)	0.37%	1.13%	0.40%	1.16%
Return on average assets, adjusted(1)(2)	0.44%	1.31%	0.49%	1.29%
Tax-equivalent net interest margin(1)(2)(3)	3.13%	4.06%	3.16%	4.05%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	2.98%	3.78%	3.05%	3.82%
Efficiency ratio(1)	64.08%	54.67%	62.12%	55.16%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			June 30, 2020 Change From
	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Balance Sheet Highlights
Total assets	$21,244,881	$17,850,397	$17,462,233	$3,394,484	$3,782,648
Total loans	14,933,658	12,840,330	12,519,604	2,093,328	2,414,054
Total deposits	15,657,656	13,251,278	13,188,588	2,406,378	2,469,068
Core deposits	13,301,389	10,217,824	10,236,783	3,083,565	3,064,606
Loans to deposits	95.4%	96.9%	94.9%
Core deposits to total deposits	85.0%	77.1%	77.6%
Asset Quality Highlights
Non-accrual loans, excluding PCD loans(1)(2)	$94,044	$82,269	$63,477	$11,775	$30,567
Non-accrual PCD loans(1)	45,116	—	—	45,116	45,116
Total non-accrual loans	139,160	82,269	63,477	56,891	75,683
90 days or more past due loans, still accruing interest(1)	3,241	5,001	2,615	(1,760)	626
Total non-performing loans	142,401	87,270	66,092	55,131	76,309
Accruing troubled debt restructurings ("TDRs")	1,201	1,233	1,441	(32)	(240)
Foreclosed assets(3)	19,024	20,458	28,488	(1,434)	(9,464)
Total non-performing assets	$162,626	$108,961	$96,021	$53,665	$66,605
30-89 days past due loans(1)	$36,342	$31,958	$34,460	$4,384	$1,882
Non-performing assets to total loans plus foreclosed assets	1.09%	0.85%	0.77%
Non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(2)(5)	0.87%	0.85%	0.77%
Allowance for Credit Losses
Allowance for credit losses	$247,677	$109,222	$106,929	$138,455	$140,748
Allowance for credit losses to total loans(4)	1.66%	0.85%	0.85%
Allowance for credit losses to total loans, excluding PPP loans(4)(5)	1.80%	0.85%	0.85%
Allowance for credit losses to non-accrual loans	177.98%	132.76%	168.45%
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
(4)Prior to the adoption of CECL on January 1, 2020, this ratio included acquired loans that were recorded at fair value through an acquisition adjustment netted in loans. Subsequent to adoption, an allowance for credit losses on acquired loans is established as of the acquisition date and the acquired loans are no longer recorded net of a credit-related acquisition adjustment.
(5)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2020 and 2019, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the six months ended June 30, 2020 and 2019.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$646,887	$471	0.29	$210,322	$1,240	2.36	$2,574	$(3,343)	$(769)
Securities(1)	3,357,984	21,040	2.51	2,631,437	18,423	2.80	4,234	(1,617)	2,617
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	154,678	368	0.95	87,815	757	3.45	577	(966)	(389)
Loans, excluding PPP loans(1)	13,729,250	135,952	3.98	12,022,470	158,442	5.29	70,752	(93,242)	(22,490)
PPP loans(1)	887,997	5,368	2.43	—	—	—	2,326	3,042	5,368
Total loans(1)(2)	14,617,247	141,320	3.89	12,022,470	158,442	5.29	73,078	(90,200)	(17,122)
Total interest-earning assets(1)(2)	18,776,796	163,199	3.49	14,952,044	178,862	4.80	80,463	(96,126)	(15,663)
Cash and due from banks	275,696			215,464
Allowance for loan losses	(224,519)			(108,698)
Other assets	2,040,133			1,681,240
Total assets	$20,868,106			$16,740,050
Liabilities and Stockholders' Equity
Savings deposits	$2,246,643	99	0.02	$2,079,852	346	0.07	31	(278)	(247)
NOW accounts	2,549,088	637	0.10	2,261,103	2,776	0.49	408	(2,547)	(2,139)
Money market deposits	2,663,622	1,157	0.17	1,907,766	3,041	0.64	2,254	(4,138)	(1,884)
Time deposits	2,539,996	8,184	1.30	2,849,930	13,153	1.85	(1,316)	(3,653)	(4,969)
Borrowed funds	2,466,300	3,156	0.51	1,025,351	4,459	1.74	6,268	(7,571)	(1,303)
Senior and subordinated debt	234,259	3,577	6.14	220,756	3,595	6.53	251	(269)	(18)
Total interest-bearing liabilities	12,699,908	16,810	0.53	10,344,758	27,370	1.06	7,896	(18,456)	(10,560)
Demand deposits	5,305,109			3,835,567
Total funding sources	18,005,017		0.38	14,180,325		0.77
Other liabilities	361,311			318,156
Stockholders' equity	2,501,778			2,241,569
Total liabilities and stockholders' equity	$20,868,106			$16,740,050
Tax-equivalent net interest income/margin(1)		146,389	3.13		151,492	4.06	$72,567	$(77,670)	$(5,103)
Tax-equivalent adjustment		(1,155)			(1,180)
Net interest income (GAAP)		$145,234			$150,312
Impact of acquired loan accretion(1)		$6,999	0.15		$10,308	0.28
Tax-equivalent net interest income/ margin, adjusted(1)		$139,390	2.98		$141,184	3.78
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
(2)Non-accrual loans, which totaled $139.2 million as of June 30, 2020 and $63.5 million as of June 30, 2019, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$405,619	$1,287	0.64	$168,203	$1,968	2.36	$2,778	$(3,459)	$(681)
Securities(1)	3,212,279	41,797	1.73	2,502,282	34,810	2.78	9,060	(2,073)	6,987
FHLB and FRB stock	140,661	1,755	1.66	83,840	1,709	4.08	108	(62)	46
Loans, excluding PPP loans(1)	13,401,500	284,372	4.27	11,741,910	303,973	5.22	201,538	(221,160)	(19,622)
PPP loans(1)	443,999	5,368	2.43	—	—	—	2,593	2,775	5,368
Total loans(1)(2)	13,845,499	289,740	4.21	11,741,910	303,973	5.22	204,131	(218,385)	(14,254)
Total interest-earning assets(1)(2)	17,604,058	334,579	3.65	14,496,235	342,460	4.76	216,077	(223,979)	(7,902)
Cash and due from banks	268,516			208,819
Allowance for loan losses	(201,956)			(108,112)
Other assets	1,965,845			1,609,964
Total assets	$19,636,463			$16,206,906
Liabilities and Stockholders' Equity
Savings deposits	$2,157,903	262	0.02	$2,058,958	692	0.07	35	(465)	(430)
NOW accounts	2,411,122	2,267	0.19	2,172,725	4,938	0.46	615	(3,286)	(2,671)
Money market deposits	2,445,664	4,257	0.35	1,858,772	5,390	0.58	4,259	(5,392)	(1,133)
Time deposits	2,736,231	20,408	1.50	2,749,182	24,898	1.83	(116)	(4,374)	(4,490)
Borrowed funds	2,237,000	8,997	0.81	952,080	8,010	1.70	1,609	(622)	987
Senior and subordinated debt	234,157	7,271	6.24	212,375	6,908	6.56	651	(288)	363
Total interest-bearing liabilities	12,222,077	43,462	0.72	10,004,092	50,836	1.02	7,053	(14,427)	(7,374)
Demand deposits	4,594,562			3,712,209
Total funding sources	16,816,639		0.52	13,716,301		0.75
Other liabilities	361,357			300,395
Stockholders' equity	2,458,467			2,190,210
Total liabilities and stockholders' equity	$19,636,463			$16,206,906
Tax-equivalent net interest income/margin(1)		291,117	3.16		291,624	4.05	$209,024	$(209,552)	$(528)
Tax-equivalent adjustment		(2,308)			(2,288)
Net interest income (GAAP)		$288,809			$289,336
Impact of acquired loan accretion(1)		$13,945	0.11		$16,677	0.23
Tax-equivalent net interest income/ margin, adjusted(1)		$277,172	3.05		$274,947	3.82
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
(2)Non-accrual loans, which totaled $139.2 million as of June 30, 2020 and $63.5 million as of June 30, 2019, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."
Net interest income for the second quarter and first six months of 2020 was down 3.4% compared to the second quarter of 2019 and consistent with the first six months of 2019. Compared to both prior periods, net interest income was impacted by lower interest rates, partially offset by growth in loans and securities, the acquisition of interest-earning assets from the Park Bank and Bridgeview Bank ("Bridgeview") transactions that closed in March 2020 and May 2019, respectively, and lower cost of funds.

Acquired loan accretion contributed $7.0 million and $13.9 million for the second quarter and first six months of 2020, respectively, lower than the $10.3 million and $16.7 million for the same periods in 2019.
Tax-equivalent net interest margin for the second quarter and first six months of 2020 was 3.13% and 3.16%, respectively, decreasing 93 basis points and 89 basis points from the same periods in 2019. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 2.98% and 3.05% for the second quarter and first six months of 2020, down 80 basis points and 77 basis points from the same periods in 2019. Compared to both prior periods, tax-equivalent net interest margin decreased as a result of lower interest rates on loans and securities, origination of PPP loans, actions taken to reduce rate sensitivity, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds.
For the second quarter and first six months of 2020, total average interest-earning assets rose by $3.8 billion and $3.1 billion from the same periods in 2019. The increase resulted primarily from the Park Bank and Bridgeview transactions, PPP loans and other loan growth, securities purchases, and a higher balance of other interest-earning assets.
Total average funding sources for the second quarter and first six months of 2020 increased by $3.8 billion and $2.2 billion from the same periods in 2019, due primarily to the Park Bank and Bridgeview transactions, FHLB advances, and higher customer balances resulting from PPP funds and other government stimulus.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2020 and 2019 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Wealth management fees	$11,942	$12,190	(2.0)	$24,303	$23,790	2.2
Service charges on deposit accounts	9,125	12,196	(25.2)	20,906	23,736	(11.9)
Mortgage banking income	3,477	1,901	82.9	5,265	2,905	81.2
Card-based fees, net (1)	3,180	4,549	(30.1)	7,148	8,927	(19.9)
Capital market products income	694	2,154	(67.8)	5,416	3,433	57.8
Other service charges, commissions, and fees	2,078	2,783	(25.3)	4,760	5,394	(11.8)
Total fee-based revenues	30,496	35,773	(14.8)	67,798	68,185	(0.6)
Other income(2)	2,495	2,753	(9.4)	5,560	5,247	6.0
Net securities losses	—	—	—	(1,005)	—	—
Total noninterest income	$32,991	$38,526	(14.4)	$72,353	$73,432	(1.5)
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
Total noninterest income of $33.0 million and $72.4 million for the second quarter and first six months of 2020, respectively, was down 14.4% and 1.5% from the same periods in 2019. The decrease in services charges on deposit accounts, net card-based fees, and other service charges, commissions and fees compared to both prior periods was due primarily to the impact of lower transaction volumes and the fee assistance programs offered to our clients as a result of the pandemic.
Mortgage banking income for the second quarter and first six months of 2020 resulted from sales of $168.7 million and $285.3 million of 1-4 family mortgage loans in the secondary market, compared to $93.5 million and $150.9 million for the same periods in 2019. Capital market products income for the second quarter of 2020 decreased compared to the second quarter of 2019 as a result of lower levels of sales to corporate clients in light of market conditions. Compared to the first six months of 2019, capital market products income increased as a result of higher sales to corporate clients during the first quarter of 2020 reflecting the lower long-term rate environment.

Net securities losses of $1.0 million were recognized during the first six months of 2020 as a result of repositioning of the Company's securities portfolio due to market conditions.
Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2020 and 2019 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Salaries and employee benefits:
Salaries and wages	$52,592	$47,776	10.1	$102,582	$93,911	9.2
Retirement and other employee benefits	11,080	10,916	1.5	23,949	22,154	8.1
Total salaries and employee benefits	63,672	58,692	8.5	126,531	116,065	9.0
Net occupancy and equipment expense	15,116	12,294	23.0	29,343	26,091	12.5
Technology and related costs	9,853	7,128	38.2	18,401	13,398	37.3
Professional services	8,880	9,624	(7.7)	19,270	16,711	15.3
Advertising and promotions	2,810	3,167	(11.3)	5,571	5,539	0.6
Net OREO expense	126	294	57.1	546	975	(44.0)
Other expenses	14,624	12,987	12.6	27,278	23,568	15.7
Acquisition and integration related expenses	5,249	9,514	(44.8)	10,721	13,205	(18.8)
Delivering Excellence implementation costs	—	442	(100.0)	—	700	(100.0)
Total noninterest expense	$120,330	$114,142	5.4	$237,661	$216,252	9.9
Acquisition and integration related expenses	(5,249)	(9,514)	(44.8)	(10,721)	(13,205)	(18.8)
Delivering Excellence implementation costs	—	(442)	(100.0)	—	(700)	(100.0)
Total noninterest expense, adjusted(1)	$115,081	$104,186	10.5	$226,940	$202,347	12.2

(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense increased 5.4% and 9.9% from the second quarter and first six months of 2019, respectively. Noninterest expense for all periods presented was impacted by acquisition and integration related expenses. The second quarter and first six months of 2019 was impacted by costs related to implementation of the Company's Delivering Excellence initiative. Excluding these items, noninterest expense for the second quarter and first six months of 2020, respectively, was $115.1 million and $226.9 million, up 10.5% and 12.2% from the same periods in 2019. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans was well controlled at 2.32% and 2.38% for the second quarter and first six months of 2020, respectively, down 18 basis points and 14 basis points from the second quarter and first six months of 2019, respectively.
Operating costs associated with the Park Bank and Bridgeview transactions contributed to the increase in noninterest expense for the second quarter and first six months of 2020. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, professional services, technology and related costs, and other expenses.
Compared to both prior periods, the increase in salaries and employee benefits was also impacted by merit increases, commissions resulting from sales of 1-4 family mortgage loans in the secondary market, and expanded health and welfare benefits related to the pandemic, partially offset by lower incentive compensation expenses and equity compensation valuations. Expenses from the pandemic contributed to the increase in occupancy and equipment costs compared to both prior periods. Compared to both prior periods, the increase in technology and related costs was impacted by investments in technology, including certain costs associated with the origination of PPP loans. Professional services was positively impacted by lower loan remediation expenses compared to both prior periods. For the first six months of 2020, professional services were impacted by process enhancements and expenses associated with higher capital market products income. Compared to both prior periods, other expenses increased as a result of a valuation adjustment on a foreclosed asset, higher servicing fees from purchases of consumer loans and other miscellaneous expenses associated with organizational growth.

Acquisition and integration related expenses for the second quarter and first six months of 2020 resulted primarily from the Park Bank and Bridgeview acquisitions. For the second quarter and first six months of 2019, acquisition and integration related expenses resulted from the Northern States, Northern Oak, and Bridgeview acquisitions.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2020 and 2019 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before income tax expense	$25,246	$63,205	$51,320	$124,581
Income tax expense:
Federal income tax expense	$4,963	$11,932	$10,300	$22,998
State income tax expense	1,219	4,259	2,350	8,511
Total income tax expense	$6,182	$16,191	$12,650	$31,509
Effective income tax rate	24.5%	25.6%	24.6%	25.3%
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
The decrease in income tax expense and effective tax rate for the second quarter and six months ended June 30, 2020 was driven primarily by lower levels of income subject to tax at statutory rates.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 16 to the Consolidated Financial Statements of our 2019 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Equity securities are carried at fair value and consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive income (loss).
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2020				As of December 31, 2019
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$20,992	$207	$21,199	0.6	$33,939	$136	$34,075	1.2
U.S. agency securities	640,253	2,794	643,047	18.7	249,502	(1,078)	248,424	8.6
Collateralized mortgage obligations ("CMOs")	1,624,609	47,520	1,672,129	48.7	1,547,805	9,866	1,557,671	54.2
Other mortgage-backed securities ("MBSs")	695,218	19,922	715,140	20.8	678,804	5,880	684,684	23.8
Municipal securities	229,414	10,389	239,803	7.0	228,632	5,799	234,431	8.2
Corporate debt securities	143,639	905	144,544	4.2	112,797	1,304	114,101	4.0
Total securities available-for-sale	$3,354,125	$81,737	$3,435,862	100.0	$2,851,479	$21,907	$2,873,386	100.0
Securities Held-to-Maturity
Municipal securities(1)	$19,628	$48	$19,676		$21,997	$(763)	$21,234
Equity Securities			$43,954				$42,136
(1)Net of $220,000 of allowance for securities held-to-maturity as of June 30, 2020 which was established upon adoption of CECL on January 1, 2020.
Portfolio Composition
As of June 30, 2020, our securities available-for-sale portfolio totaled $3.4 billion, increasing $562.5 million, or 19.6%, from December 31, 2019. The increase from December 31, 2019 was driven primarily by purchases, consisting primarily of U.S. agency securities and CMOs, as well as $136.9 million of securities acquired in the Park Bank transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of June 30, 2020 and December 31, 2019.
Table 8
Securities Effective Duration Analysis

	As of June 30, 2020			As of December 31, 2019
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.48%	0.50	2.14%	0.66%	0.69	2.27%
U.S. agency securities	3.51%	3.14	2.53%	3.07%	5.50	2.56%
CMOs	2.39%	3.53	2.38%	2.98%	4.59	2.55%
MBSs	2.89%	3.53	2.46%	4.05%	4.94	2.79%
Municipal securities	4.32%	4.48	2.85%	4.35%	4.58	2.77%
Corporate debt securities	2.01%	5.24	2.66%	1.39%	5.63	3.15%
Total securities available-for-sale	2.81%	3.57	2.47%	3.26%	4.75	2.65%
Securities Held-to-Maturity
Municipal securities	3.47%	4.09	4.31%	3.24%	4.09	4.52%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 3.57 years and 2.81%, respectively, as of June 30, 2020, down from 4.75 years and 3.26% as of December 31, 2019. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Gains and Losses
There were no net securities losses for the second quarter of 2020 and net securities losses of $1.0 million for the first six months of 2020, as a result of repositioning of the securities portfolio due to market conditions. There were no securities gains (losses) or impairment charges recognized during the second quarter and first six months of 2019.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $81.7 million of unrealized gains as of June 30, 2020 compared to $21.9 million of unrealized gains as of December 31, 2019.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 76.3% of total loans as of June 30, 2020. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2020	% of Total Loans	As of December 31, 2019	% of Total Loans	% Change
Commercial and industrial	$4,789,556	32.1	$4,481,525	34.9	6.9
Agricultural	381,124	2.5	405,616	3.2	(6.0)
Commercial real estate:
Office, retail, and industrial	2,020,318	13.5	1,848,718	14.4	9.3
Multi-family	874,861	5.8	856,553	6.7	2.1
Construction	687,063	4.6	593,093	4.6	15.8
Other commercial real estate	1,475,937	9.9	1,383,708	10.8	6.7
Total commercial real estate	5,058,179	33.8	4,682,072	36.5	8.0
Total corporate loans, excluding PPP loans	10,228,859	68.4	9,569,213	74.6	6.9
PPP loans	1,179,403	7.9	—	—	N/M
Total corporate loans	11,408,262	76.3	9,569,213	74.5	16.6
Home equity	892,867	6.0	851,454	6.6	4.9
1-4 family mortgages	2,175,322	14.6	1,927,078	15.0	12.9
Installment	457,207	3.1	492,585	3.8	(7.2)
Total consumer loans	3,525,396	23.7	3,271,117	25.4	7.8
Total loans	$14,933,658	100.0	$12,840,330	100.0	16.3

N/M – Not meaningful.
Loan growth was positively impacted by the PPP loan program in the second quarter of 2020, which added $1.2 billion as of June 30, 2020, as well as loans acquired in the Park Bank acquisition in the first quarter of 2020, which totaled $726.2 million as of June 30, 2020. Excluding these loans, total loans grew 2.9% annualized from December 31, 2019. In addition, total corporate loans benefited from growth in commercial and industrial loans as a result of both new production and existing line draws, primarily within our sector-based lending businesses. Overall, corporate loans, excluding PPP loans, were impacted by lower production and line usage and higher paydowns due to current economic conditions as a result of the ongoing pandemic. Growth in consumer loans resulted primarily from strong production and purchases of home equity loans and 1-4 family mortgages, which more than offset prepayments.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 34.7% of total loans, and totaled $5.2 billion at June 30, 2020, an increase of $283.5 million, or 5.8%, from December 31, 2019. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of June 30, 2020 and December 31, 2019.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2020	% of Total	As of December 31, 2019	% of Total
Office, retail, and industrial:
Office	$710,177	14.0	$643,575	13.7
Retail	620,199	12.3	607,712	13.0
Industrial	689,942	13.6	597,431	12.8
Total office, retail, and industrial	2,020,318	39.9	1,848,718	39.5
Multi-family	874,861	17.3	856,553	18.3
Construction	687,063	13.6	593,093	12.7
Other commercial real estate:
Multi-use properties	344,377	6.8	300,488	6.4
Rental properties	316,398	6.3	277,350	5.9
Warehouses and storage	193,453	3.8	166,750	3.6
Hotels	110,891	2.2	127,213	2.7
Service stations and truck stops	110,111	2.2	114,205	2.4
Restaurants	107,283	2.1	102,341	2.2
Recreational	96,398	1.9	89,246	1.9
Other	197,026	3.9	206,115	4.4
Total other commercial real estate	1,475,937	29.2	1,383,708	29.5
Total commercial real estate	$5,058,179	100.0	$4,682,072	100.0
Commercial real estate loans represent 33.8% of total loans, and totaled $5.1 billion at June 30, 2020, increasing $376.1 million, or 8.0%, from December 31, 2019.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 47% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of June 30, 2020. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 179% and construction loans to total capital was 31% as of June 30, 2020. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.

As a result of the pandemic, the Company identified certain elevated risk segments in the corporate loan portfolio including franchises, recreation and entertainment, restaurants, hotels, and commercial retailers. As of June 30, 2020, these elevated risk segments approximate 5% of our granular and diverse total loan portfolio.
Consumer Loans
Consumer loans represented 23.7% of total loans, and totaled $3.5 billion at June 30, 2020, an increase of $254.3 million, or 7.8%, from December 31, 2019. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of the pandemic, the Company identified unsecured installment loans, which was less than 2% of our total loan portfolio as of June 30, 2020, as an elevated risk segment in the consumer loan portfolio. These loans are high credit quality, geographically dispersed, and have average loan sizes of less than $9,000, which reduces our risk exposure.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of current expected credit losses inherent in the existing loan portfolio as of June 30, 2020.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 11
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Change in allowance for credit losses
Beginning balance	$226,701	$109,222	$110,228	$106,929	$104,779
Adjustment to apply recent accounting pronouncements(1)	—	75,757	—	—	—
Allowance established for acquired PCD loans	1,250	14,304	—	—	—
Loan charge-offs:
Commercial, industrial, and agricultural	5,673	7,066	7,865	7,176	6,516
Office, retail, and industrial	3,092	338	274	293	1,605
Multi-family	9	10	—	—	—
Construction	798	1,808	4	—	—
Other commercial real estate	31	308	77	184	329
Consumer	4,631	4,400	4,515	3,619	2,974
Total loan charge-offs	14,234	13,930	12,735	11,272	11,424
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	820	1,159	1,051	1,205	1,258
Office, retail, and industrial	6	9	18	74	151
Multi-family	—	5	439	38	—
Construction	—	—	1	2	10
Other commercial real estate	12	144	64	227	45
Consumer	473	499	562	527	619
Total recoveries of loan charge-offs	1,311	1,816	2,135	2,073	2,083
Net loan charge-offs	12,923	12,114	10,600	9,199	9,341
Provision for loan losses	32,649	39,532	9,594	12,498	11,491
Ending balance	$247,677	$226,701	$109,222	$110,228	$106,929
Total net loan charge-offs, excluding PCD loans(2)	$9,090	$10,394	$10,600	$9,199	$9,341
Allowance for credit losses
Allowance for loan losses	$240,052	$219,948	$108,022	$109,028	$105,729
Allowance for unfunded commitments	7,625	6,753	1,200	1,200	1,200
Total allowance for credit losses	$247,677	$226,701	$109,222	$110,228	$106,929
Allowance for credit losses to loans	1.66%	1.62%	0.85%	0.86%	0.85%
Allowance for credit losses to loans, excluding PPP loans(3)	1.80%	1.62%	0.85%	0.86%	0.85%
Allowance for credit losses to non-accrual loans	177.98%	154.64%	132.76%	141.88%	168.45%
Net loan charge-offs to average loans, annualized	0.36%	0.37%	0.33%	0.29%	0.31%
Net loan charge-offs to average loans, excluding PCD and PPP loans, annualized(2)(3)	0.27%	0.32%	0.33%	0.29%	0.31%
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
(3)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $247.7 million or 1.66% of total loans as of June 30, 2020, increasing $137.4 million and $140.7 million compared to December 31, 2019 and June 30, 2019, respectively. Excluding the impact of PPP loans, allowance for credit losses to total loans was 1.80% as of June 30, 2020. Adoption of the CECL standard on January 1, 2020 increased the allowance for credit losses by $75.8 million, which includes $31.6 million attributable to loans and unfunded commitments, $35.7 million for PCD acquired loans, and $8.5 million for non-PCD acquired loans. As a result of the pandemic, a provision for loan losses of $28.0 million and $25.0 million was recorded in the first and second quarters of 2020, respectively. In addition, $14.3 million in allowance for credit losses was established through acquisition accounting adjustments for PCD loans acquired in the Park Bank acquisition in the first quarter of 2020 along with an additional $1.7 million in provision for loan losses on non-PCD loans subsequent to acquisition.
The provision for loan losses was $32.6 million for the quarter ended June 30, 2020, up from $9.6 million for the quarter ended December 31, 2019 and from $11.5 million for the quarter ended June 30, 2019. The increase compared to both prior periods was driven primarily by a provision for loan losses of $25.0 million recorded as a result of the estimated impact of the pandemic.
Net loan charge-offs to average loans, annualized, were 0.36%, or $12.9 million, for the second quarter of 2020, compared to 0.29% for the fourth quarter of 2019 and 0.31% for the second quarter of 2019. Excluding charge-offs on PCD loans, net loan charge-offs to average loans of 0.27% was lower than both prior periods.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 12
Loan Portfolio by Performing/Non-performing Status (1)
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of June 30, 2020
Commercial and industrial	$4,740,392	$19,725	$1,090	$28,349	$4,789,556
Agricultural	372,630	—	—	8,494	381,124
Commercial real estate:
Office, retail, and industrial	1,981,444	2,363	596	35,915	2,020,318
Multi-family	870,202	1,538	—	3,121	874,861
Construction	658,892	801	88	27,282	687,063
Other commercial real estate	1,452,885	4,655	25	18,372	1,475,937
Total commercial real estate	4,963,423	9,357	709	84,690	5,058,179
Total corporate loans, excluding PPP loans	10,076,445	29,082	1,799	121,533	10,228,859
PPP loans	1,179,403	—	—	—	1,179,403
Total corporate loans	11,255,848	29,082	1,799	121,533	11,408,262
Home equity	881,540	2,011	187	9,129	892,867
1-4 family mortgages	2,162,531	4,293	—	8,498	2,175,322
Installment	454,996	956	1,255	—	457,207
Total consumer loans	3,499,067	7,260	1,442	17,627	3,525,396
Total loans	$14,754,915	$36,342	$3,241	$139,160	$14,933,658
As of December 31, 2019
Commercial and industrial	$4,438,063	$11,260	$2,207	$29,995	$4,481,525
Agricultural	398,676	628	358	5,954	405,616
Commercial real estate:
Office, retail, and industrial	1,820,502	1,813	546	25,857	1,848,718
Multi-family	853,762	94	—	2,697	856,553
Construction	588,065	4,876	—	152	593,093
Other commercial real estate	1,375,712	2,738	529	4,729	1,383,708
Total commercial real estate	4,638,041	9,521	1,075	33,435	4,682,072
Total corporate loans	9,474,780	21,409	3,640	69,384	9,569,213
Home equity	838,575	4,290	146	8,443	851,454
1-4 family mortgages	1,916,341	5,092	1,203	4,442	1,927,078
Installment	491,406	1,167	12	—	492,585
Total consumer loans	3,246,322	10,549	1,361	12,885	3,271,117
Total loans	$12,721,102	$31,958	$5,001	$82,269	$12,840,330
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
Table 13
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Non-accrual loans, excluding PCD loans(1)(2)	$94,044	$97,649	$82,269	$77,692	$63,477
Non-accrual PCD loans(1)	45,116	48,950	—	—	—
Total non-accrual loans	139,160	146,599	82,269	77,692	63,477
90 days or more past due loans, still accruing interest(1)	3,241	5,052	5,001	4,657	2,615
Total non-performing loans	142,401	151,651	87,270	82,349	66,092
Accruing TDRs	1,201	1,216	1,233	1,422	1,441
Foreclosed assets(3)	19,024	21,027	20,458	25,266	28,488
Total non-performing assets	$162,626	$173,894	$108,961	$109,037	$96,021
30-89 days past due loans(1)	$36,342	$81,127	$31,958	$46,171	$34,460
30-89 days past due loans, excluding PCD loans(1)(2)	$34,872	$75,581	$31,958	$46,171	$34,460
Non-accrual loans to total loans:
Non-accrual loans to total loans	0.93%	1.05%	0.64%	0.61%	0.51%
Non-accrual loans to total loans, excluding PPP loans(1)(2)(4)	1.01%	1.05%	0.64%	0.61%	0.51%
Non-accrual loans to total loans, excluding PCD and PPP loans(1)(2)(4)	0.70%	0.71%	0.64%	0.61%	0.51%
Non-performing loans to total loans:
NPLs to total loans	0.95%	1.09%	0.68%	0.64%	0.53%
NPLs to total loans, excluding PPP loans(1)(2)(4)	1.04%	1.09%	0.68%	0.64%	0.53%
NPLs to total loans, excluding PCD and PPP loans(1)(2)(4)	0.72%	0.75%	0.68%	0.64%	0.53%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	1.09%	1.24%	0.85%	0.85%	0.77%
NPAs to total loans plus foreclosed assets, excluding PPP loans(1)(2)(4)	1.18%	1.24%	0.85%	0.85%	0.77%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(2)(4)	0.87%	0.91%	0.85%	0.85%	0.77%
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
(4)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total non-performing assets represented 1.09% of total loans and foreclosed assets at June 30, 2020, compared to 0.85% and 0.77% at December 31, 2019 and June 30, 2019, respectively. Excluding the impact of PCD and PPP loans, non-performing assets to total loans plus foreclosed assets was 0.87% at June 30, 2020, consistent with December 31, 2019 and up 10 basis points from June 30, 2019, reflective of normal fluctuations that occur on a quarterly basis. These fluctuations occurred within non-accrual loans and are isolated to certain credits for which the Company has remediation plans in place.

Total 30-89 days past due loans, excluding PCD loans of $34.9 million were consistent with December 31, 2019 and June 30, 2019.
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
Table 14
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2020		December 31, 2019		June 30, 2019
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	7	$9,524	9	$16,647	5	$7,164
Commercial real estate:
Office, retail, and industrial	1	2,340	1	3,600	1	383
Multi-family	1	160	1	163	1	167
Other commercial real estate	2	198	1	170	1	176
Total commercial real estate	4	2,698	3	3,933	3	726
Total corporate loans	11	12,222	12	20,580	8	7,890
Home equity	7	210	8	276	9	366
1-4 family mortgages	9	862	6	637	11	1,026
Installment	—	—	4	254	—	—
Total consumer loans	16	1,072	18	1,167	20	1,392
Total TDRs	27	$13,294	30	$21,747	28	$9,282
Accruing TDRs	12	$1,201	12	$1,233	14	$1,441
Non-accrual TDRs	15	12,093	18	20,514	14	7,841
Total TDRs	27	$13,294	30	$21,747	28	$9,282
Year-to-date charge-offs on TDRs		$6,102		$3,557		$628
Specific allowances related to TDRs		2,385		2,245		670
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The total balance of loans with eligible modifications as of June 30, 2020 was $1.9 billion.

Adverse Loans
Adverse loans consist of corporate special mention loans and substandard loans, excluding accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 15
Adverse Loans
(Dollar amounts in thousands)

	As of June 30, 2020			As of December 31, 2019
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$131,677	$92,349	$224,026	$47,665	$78,929	$126,594
Agricultural	21,154	22,373	43,527	32,764	16,071	48,835
Commercial real estate	103,542	78,615	182,157	108,274	93,811	202,085
Total adverse loans(4)	256,373	193,337	449,710	188,703	188,811	377,514
PCD and PCI adverse loans included in the totals above(4)	(48,028)	(29,870)	(77,898)	(21,892)	(46,207)	(68,099)
Adverse loans to corporate loans	2.25%	1.69%	3.94%	1.97%	1.97%	3.95%
Adverse loans, excluding PPP loans to corporate loans(5)(6)	2.51%	1.89%	4.40%	1.97%	1.97%	3.95%
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
(3)Total adverse loans excludes accruing TDRs.
(4)Includes PCD adverse loans, subsequent to the adoption of CECL on January 1, 2020. Prior to the adoption of CECL, included PCI adverse loans.
(5)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans.
(6)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Adverse loans to corporate loans was 3.94% at June 30, 2020. Excluding the impact of PPP loans on this metric, adverse loans to corporate loans was 4.40% compared to 3.95% at December 31, 2019. The increase resulted primarily from higher levels of commercial and industrial loans classified as special mention and substandard. Management has specific monitoring and remediation plans associated with these loans. The increase in PCD and PCI adverse loans was driven primarily by loans acquired in the Park Bank transaction, partially offset by the transition of certain loans previously classified as PCI to non-accrual PCD status upon adoption of CECL.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 16
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	June 30, 2020	December 31, 2019	June 30, 2019
Single-family homes	$1,639	$1,636	$3,671
Land parcels:
Raw land	—	—	—
Commercial lots	4,253	5,178	6,086
Single-family lots	1,543	1,543	2,190
Total land parcels	5,796	6,721	8,276
Multi-family units	117	—	139
Commercial properties	2,395	393	3,227
Total OREO	9,947	8,750	15,313
Other foreclosed assets(1)	9,077	11,708	13,175
Total	$19,024	$20,458	$28,488
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Other foreclosed assets as of June 30, 2020 includes one corporate loan relationship for which the Company has remediation plans in place.
A rollforward of foreclosed assets balances for the quarters and six months ended June 30, 2020 and 2019 is presented in the following table.
Table 17
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$21,027	$10,818	$20,458	$12,821
Transfers from loans	—	13,497	121	13,497
Acquisitions	133	6,237	2,001	6,237
Acquisition accounting adjustment	—	—	(567)	—
Proceeds from sales	(328)	(2,441)	(1,053)	(5,236)
Gains on sales of foreclosed assets	—	246	142	353
Valuation adjustments	(1,808)	131	(2,078)	816
Ending balance	$19,024	$28,488	$19,024	$28,488

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2020 % Change From
	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Demand deposits	$5,305,109	$3,862,157	$3,835,567	37.4	38.3
Savings deposits	2,246,643	2,044,386	2,079,852	9.9	8.0
NOW accounts	2,549,088	2,291,667	2,261,103	11.2	12.7
Money market accounts	2,663,622	2,178,518	1,907,766	22.3	39.6
Core deposits	12,764,462	10,376,728	10,084,288	23.0	26.6
Time deposits	2,431,312	2,792,343	2,707,950	(12.9)	(10.2)
Brokered deposits	108,684	241,560	141,980	(55.0)	(23.5)
Total time deposits	2,539,996	3,033,903	2,849,930	(16.3)	(10.9)
Total deposits	15,304,458	13,410,631	12,934,218	14.1	18.3
Securities sold under agreements to repurchase	130,122	97,843	107,751	33.0	20.8
Federal funds purchased	68,057	114,180	26,263	(40.4)	159.1
FHLB advances	2,268,121	1,347,303	891,337	68.3	154.5
Total borrowed funds	2,466,300	1,559,326	1,025,351	58.2	140.5
Senior and subordinated debt	234,259	233,848	220,756	0.2	6.1
Total funding sources	$18,005,017	$15,203,805	$14,180,325	18.4	27.0
Average interest rate paid on borrowed funds	0.51%	1.17%	1.74%
Weighted-average maturity of FHLB advances	60.4 months	52.4 months	19.0 months
Weighted-average interest rate of FHLB advances	0.76%	1.34%	2.23%
Total average funding sources for the second quarter of 2020 increased $2.8 billion, or 18.4% from the fourth quarter of 2019 and $3.8 billion, or 27.0%, compared to the second quarter of 2019. The increase in total average funding sources compared to both prior periods resulted primarily from the Park Bank transaction in the first quarter of 2020, FHLB advances, and higher customer balances resulting from PPP loan funds and other government stimulus. In addition, the rise in average funding sources compared to the second quarter of 2019 was impacted by deposits assumed in the Bridgeview transactions. The increase in the weighted-average maturity of FHLB advances compared to June 30, 2019 was driven by the addition of putable FHLB advances during the first six months of 2020 that mature between April of 2020 and March of 2030.
As of June 30, 2020, the Company had $7.5 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $4.2 billion of the additional funding comprised of $2.4 billion of unencumbered securities and cash, $807.0 million of Federal Reserve availability, and $1.0 billion of available FHLB capacity. In addition, the Company has the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund PPP demand for loans. As of June 30, 2020, no amount was outstanding under the PPPLF.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2020		June 30, 2019
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$130,667	0.05	$97,378	0.09
Federal funds purchased	200,000	0.05	—	—
FHLB advances	1,974,528	0.76	1,310,000	2.23
Total borrowed funds	$2,305,195	0.65	$1,407,378	2.08
Average for the year-to-date period:
Securities sold under agreements to repurchase	$117,255	0.11	$110,220	0.08
Federal funds purchased	163,178	1.09	13,564	2.51
FHLB advances	1,956,567	0.83	828,296	1.90
Total borrowed funds	$2,237,000	0.81	$952,080	1.70
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$159,751		$122,441
Federal funds purchased	400,000		295,000
FHLB advances	2,420,528		1,310,000
Average borrowed funds totaled $2.2 billion for the second quarter of 2020, increasing by $1.3 billion compared to the same period in 2019. This increase was due primarily to higher levels of FHLB advances and federal funds purchased. The weighted-average rate on borrowed funds for both periods presented was impacted by the hedging of $1.1 billion and $685.0 million of borrowed funds as of June 30, 2020 and 2019, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.00% and 1.92% as of June 30, 2020 and 2019, respectively. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2020. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of June 30, 2020, no amount was outstanding under the facility.
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
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank as "well-capitalized" were exceeded as of June 30, 2020 and December 31, 2019.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2020
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	June 30, 2020	December 31, 2019
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.12%	11.28%	10.50%	$95,407	10.00%	$172,513
Tier 1 capital to risk-weighted assets	10.15%	10.51%	8.50%	$253,914	8.00%	$331,020
CET1 to risk-weighted assets	10.15%	10.51%	7.00%	$485,232	6.50%	$562,338
Tier 1 capital to average assets	8.24%	8.79%	4.00%	$804,735	5.00%	$614,740
Company regulatory capital ratios
Total capital to risk-weighted assets	13.70%	12.96%	10.50%	$495,182	10.00%	$572,474
Tier 1 capital to risk-weighted assets	11.19%	10.52%	8.50%	$415,927	6.00%	$802,386
CET1 to risk-weighted assets	9.70%	10.52%	7.00%	$417,940	N/A	N/A
Tier 1 capital to average assets	8.70%	8.81%	4.00%	$704,664	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.32%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.77%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets	7.17%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets, excluding PPP loans	7.62%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.61%	10.51%	N/A	N/A	N/A	N/A
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
Total and Tier 1 capital ratios increased compared to December 31, 2019 as earnings and the issuance of preferred stock more than offset the impact of loan growth and securities purchases on risk-weighted assets. In addition, all capital ratios were impacted by the approximately 50 basis point decrease due to the Park Bank acquisition, and 15 basis point decrease due to stock repurchases in the first quarter of 2020. The Company elected CECL transition relief for regulatory capital which retained approximately 25 basis points of CET1 and Tier 1 capital as of June 30, 2020.
In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March of 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 25 basis points of CET1 and Tier 1 capital as of June 30, 2020. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accord with GAAP.

The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Issuance of Preferred Stock
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.3 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchase Program
On February 26, 2020, the Company announced a new stock repurchase program authorizing the discretionary repurchase of up to $200 million of its common stock. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to the suspension, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the six months ended June 30, 2020.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the second quarter of 2020, which is consistent with the first quarter of 2020 and second quarter of 2019. This dividend represents the 150th consecutive cash dividend paid by the Company since its inception in 1983.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income (loss) ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, adjusted, non-accrual loans, excluding PCD loans, 30-89 days past due loans, excluding PCD loans, non-accrual loans to total loans, excluding PPP loans, non-accrual loans to total loans, excluding PCD and PPP loans, non-performing loans to total loans, excluding PPP loans, non-performing loans to total loans, excluding PCD and PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans, net loan charge-offs, excluding PCD loans, and net loan charge-offs to average loans, excluding PPP loans, net loan charge-offs to average loans, excluding PCD and PPP loans., excluding PCD loans, adverse loans to average corporate loans, excluding PPP loans, and adverse loans to average corporate loans, excluding PCD and PCI loans.
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (six months ended June 30, 2019), net securities losses (six months ended June 30, 2020), and acquisition and integration related expenses associated with completed and pending acquisitions (all periods). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
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
In management's view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive income (loss) in stockholders' equity.
The Company presents non-accrual loans, 30-89 days past due loans, non-accrual loans to total loans, non-performing loans to total loans, non-performing assets to total loans plus foreclosed assets, net loan charge-offs, net loan charge-offs to average loans, and CPPPLs to average corporate loans, all excluding PCD and/or PPP loans. Management believes excluding PCD and PPP loans is useful as it facilitates better comparability between periods as prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due and non-accrual loan totals and the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals and an allowance for credit losses on PCD loans is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. The Company began originating PPP loans during the second quarter of 2020 and the loans are expected to be forgiven by the Small Business Administration ("SBA") if the applicable criteria are met. Additionally, management believes excluding PCD loans from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
EPS
Net income	$19,064	$47,014	$38,670	$93,072
Preferred dividends	(1,037)	—	(1,037)	—
Net income applicable to non-vested restricted shares	(187)	(389)	(379)	(792)
Net income applicable to common shares	17,840	46,625	37,254	92,280
Adjustments to net income:
Acquisition and integration related expenses	5,249	9,514	10,721	13,205
Tax effect of acquisition and integration related expenses	(1,312)	(2,379)	(2,680)	(3,301)
Net securities losses	—	—	1,005	—
Tax effect of net securities losses	—	—	(251)	—
Delivering Excellence implementation costs	—	442	—	700
Tax effect of Delivering Excellence implementation costs	—	(111)	—	(175)
Total adjustments to net income, net of tax	3,937	7,466	8,795	10,429
Net income applicable to common shares, adjusted	$21,777	$54,091	$46,049	$102,709
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,145	108,467	111,533	107,126
Dilutive effect of common stock equivalents	191	—	339	—
Weighted-average diluted common shares outstanding	113,336	108,467	111,872	107,126
Basic EPS	$0.16	$0.43	$0.33	$0.86
Diluted EPS	$0.16	$0.43	$0.33	$0.86
Diluted EPS, adjusted	$0.19	$0.50	$0.41	$0.96
Return on Average Assets
Net income	$19,064	$47,014	$38,670	$93,072
Total adjustments to net income, net of tax(1)	3,937	7,466	8,795	10,429
Net income, adjusted	$23,001	$54,480	$47,465	$103,501
Average assets	$20,868,106	$16,740,050	$19,636,463	$16,206,906
Return on average assets(2)(3)	0.37%	1.13%	0.40%	1.16%
Return on average assets, adjusted(1)(2)(3)	0.44%	1.31%	0.49%	1.29%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$17,840	$46,625	$37,254	$92,280
Intangibles amortization	2,820	2,624	5,590	4,987
Tax effect of intangibles amortization	(705)	(656)	(1,398)	(1,247)
Net income applicable to common shares, excluding intangibles amortization	19,955	48,593	41,446	96,020
Total adjustments to net income, net of tax(1)	3,937	7,466	8,795	10,429
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$23,892	$56,059	$50,241	$106,449
Average stockholders' common equity	$2,443,212	$2,241,569	2,429,184	$2,190,210
Less: average intangible assets	(934,022)	(832,263)	(910,811)	(817,915)
Average tangible common equity	$1,509,190	$1,409,306	$1,518,373	$1,372,295
Return on average common equity(2)(3)	2.94%	8.34%	3.08%	8.50%
Return on average common equity, adjusted(1)(2)(3)	3.58%	9.68%	3.81%	9.46%
Return on average tangible common equity(2)(3)	5.32%	13.83%	5.49%	14.11%
Return on average tangible common equity, adjusted(1)(2)(3)	6.37%	15.95%	6.65%	15.64%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Efficiency Ratio Calculation
Noninterest expense	$120,330	$114,142	$237,661	$216,252
Less:
Net OREO expense	(126)	(294)	(546)	(975)
Acquisition and integration related expenses	(5,249)	(9,514)	(10,721)	(13,205)
Delivering Excellence implementation costs	—	(442)	—	(700)
Total	$114,955	$103,892	$226,394	$201,372
Tax-equivalent net interest income(2)	$146,389	$151,492	$291,117	$291,624
Noninterest income	32,991	38,526	72,353	73,432
Less: net securities losses	—	—	1,005	—
Total	$179,380	$190,018	$364,475	$365,056
Efficiency ratio	64.08%	54.67%	62.12%	55.16%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	June 30, 2020	December 31, 2019
Tangible Common Equity
Stockholders' equity	$2,425,711	$2,370,793
Less: goodwill and other intangible assets	(940,182)	(875,262)
Tangible common equity	1,485,529	1,495,531
Less: AOCI	(28,727)	1,954
Tangible common equity, excluding AOCI	$1,456,802	$1,497,485
Total assets	$21,244,881	$17,850,397
Less: goodwill and other intangible assets	(940,182)	(875,262)
Tangible assets	$20,304,699	$16,975,135
Less: PPP loans	(1,179,403)	$—
Tangible assets	$19,125,296	$16,975,135
Risk-weighted assets	$15,458,361	$14,225,444
Tangible common equity to tangible assets	7.32%	8.81%
Tangible common equity to tangible assets, excluding PPP loans	7.77%	8.81%
Tangible common equity, excluding AOCI, to tangible assets	7.17%	8.82%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.62%	8.82%
Tangible common equity to risk-weighted assets	9.61%	10.51%

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 47% of the loan portfolio consisted of fixed rate loans and 53% were floating rate loans as of June 30, 2020, compared to 49% and 51% at December 31, 2019. See Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of June 30, 2020, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 85% of the total compared to 15% for floating rate interest-bearing deposits in other banks, compared to 97% of the total compared to 3% for the floating rate interest-bearing deposits in other banks at December 31, 2019. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $608.0 million, or 8%, of the floating rate loan portfolio as of June 30, 2020 and was not meaningful as of December 31, 2019. On the liability side of the balance sheet, 85% and 77% of deposits as of June 30, 2020 and December 31, 2019 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2020
Dollar change	$135,337	$90,232	$45,205	$(21,147)
Percent change	25.6%	17.0%	8.5%	(4.0)%
As of December 31, 2019
Dollar change	$59,842	$40,687	$21,525	$(32,217)
Percent change	10.3%	7.0%	3.7%	(5.6)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of June 30, 2020 would increase net interest income by $45.2 million, or 8.5%, over the next twelve months compared to no change in interest rates. This same measure was $21.5 million, or 3.7%, as of December 31, 2019.
Overall, interest rate risk volatility as of June 30, 2020 compared to December 31, 2019 was higher due to an increase in balance sheet liquidity and reduced funding needs, as well as the impact of recently declining market interest rates which limits our capacity to lower interest-bearing deposit rates further.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, there were certain legal proceedings pending against the Company and its subsidiaries at June 30, 2020. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
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
The Company's business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the pandemic.
The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company's business, financial condition, liquidity, capital and results of operations. The extent to which the pandemic will continue to negatively affect the Company's business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of the Company's control, including the scope and duration of the pandemic, including the possibility of resurgence of after initial abatement, the continued effectiveness of the Company's business continuity plan including work-from-home arrangements and staffing in operational facilities, the direct and indirect impact of the pandemic on the Company's employees, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the pandemic.
Among other things, the pandemic has contributed to, and is likely to continue to contribute to:
•Increased unemployment and decreased consumer and business confidence and economic activity, leading to an increased risk of loan delinquencies, defaults and foreclosures.
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
•Heightened cybersecurity, information security and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements.
•Disruptions to business operations at counterparties and service providers.
•Decreased demands for our products and services.
As a result, our credit, operational and other risks are generally expected to increase until the pandemic subsides.
In addition, our own business operations are at risk of disruption if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic, or if we are unable to keep our branches open, including because of risk of infection. We have already taken action to reduce operating hours and lobby services at our branches.
Governmental authorities have taken unprecedented measures both to contain the spread of the pandemic, including shelter in place orders, business limitations and other shutdowns, which have severely restricted economic activity, and to provide economic assistance to individuals and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as payment deferrals on mortgage and other loans, suspension of certain foreclosures, repossessions and other loan collection activity, continuation of certain fee assistance programs and other client accommodations may have a negative impact on the Company's business, financial condition, liquidity and results of operations. If such measures are not effective in mitigating the effects of the pandemic on our borrowers, or if such measures exacerbate the effects of the pandemic on our borrowers, we may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various government programs such as the Paycheck Protection Program are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the pandemic or the effect the spread of COVID-19 as a global pandemic may have. As a result of the pandemic, the Company has experienced and expects to continue to experience draws on lines of credit, reduced net interest income and net interest margin, reduced revenues in its fee-based businesses, and increased client defaults, including defaults on unsecured loans, resulting in overall declines in credit quality and higher credit loss expense. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and the Company anticipates that its businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company's business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in the 2019 10-K and the Company's other filings made with the SEC, as well as in other sections of those reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the second quarter of 2020. On February 19, 2020, the Board approved a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the pandemic.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2020	366	$13.80	—	$188,458,427
May 1 - May 31, 2020	280	12.76	—	188,458,427
June 1 - June 30, 2020	359	14.77	—	188,458,427
Total	1,005	$13.86	—

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

3.1
Certificate of Designations of the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated May 18, 2020, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020.

3.2
Certificate of Designations of the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, dated June 23, 2020, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2020.

4.1
Deposit Agreement, dated May 20, 2020, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, described therein is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020.

4.2
Form of depositary receipt evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (included as Exhibit A to Exhibit 4.1).

4.3
Deposit Agreement, dated June 24, 2020, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, described therein is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2020.

4.4	Form of depositary receipt evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C (included as Exhibit A to Exhibit 4.3).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)
(1)Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: August 6, 2020
* Duly authorized to sign on behalf of the registrant.