Form 10-Q
period 2020-09-30
FIRST MIDWEST BANCORP INC
filed 2020-11-03
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 001-39320
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of October 31, 2020, there were 114,301,970 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2020	December 31, 2019
Assets			(Unaudited)
Cash and due from banks			$254,212	$214,894
Interest-bearing deposits in other banks			936,528	84,327
Equity securities, at fair value			55,021	42,136
Securities available-for-sale, at fair value			3,279,884	2,873,386
Securities held-to-maturity, at amortized cost, net			22,193	21,997
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			138,120	115,409
Loans			14,653,188	12,840,330
Allowance for loan losses			(239,048)	(108,022)
Net loans			14,414,140	12,732,308
Other real estate owned ("OREO")			6,552	8,750
Premises, furniture, and equipment, net			132,267	147,996
Investment in bank-owned life insurance ("BOLI")			300,429	296,351
Goodwill and other intangible assets			935,801	875,262
Accrued interest receivable and other assets			612,996	437,581
Total assets			$21,088,143	$17,850,397
Liabilities
Noninterest-bearing deposits			$5,555,735	$3,802,422
Interest-bearing deposits			10,215,838	9,448,856
Total deposits			15,771,573	13,251,278
Borrowed funds			1,957,180	1,658,758
Senior and subordinated debt			234,563	233,948
Accrued interest payable and other liabilities			460,656	335,620
Total liabilities			18,423,972	15,479,604
Stockholders' Equity
Preferred stock			230,500	—
Common stock			1,254	1,204
Additional paid-in capital			1,271,859	1,211,274
Retained earnings			1,366,986	1,380,612
Accumulated other comprehensive income (loss), net of tax			25,749	(1,954)
Treasury stock, at cost			(232,177)	(220,343)
Total stockholders' equity			2,664,171	2,370,793
Total liabilities and stockholders' equity			$21,088,143	$17,850,397

	September 30, 2020		December 31, 2019
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,360	—	120,415
Shares outstanding	231	114,293	—	109,972
Treasury shares	—	11,067	—	10,443

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Loans	$138,228	$159,978	$426,833	$462,462
Investment securities	19,082	19,452	59,706	53,463
Other short-term investments	1,775	2,533	4,817	6,210
Total interest income	159,085	181,963	491,356	522,135
Interest Expense
Deposits	6,837	21,754	34,031	57,672
Borrowed funds	6,021	5,639	15,018	13,649
Senior and subordinated debt	3,498	3,783	10,769	10,691
Total interest expense	16,356	31,176	59,818	82,012
Net interest income	142,729	150,787	431,538	440,123
Provision for loan losses	15,927	12,498	88,108	34,433
Net interest income after provision for loan losses	126,802	138,289	343,430	405,690
Noninterest Income
Wealth management fees	12,837	12,063	37,140	35,853
Service charges on deposit accounts	10,342	13,024	31,248	36,760
Mortgage banking income	6,659	3,066	11,924	5,971
Card-based fees	4,472	4,694	11,620	13,621
Other service charges, commissions, and fees	2,823	3,023	7,583	8,417
Capital market products income	886	4,161	6,302	7,594
Swap termination costs	(14,285)	—	(14,285)	—
Net securities gains	14,328	—	13,323	—
Other income	2,523	2,920	8,083	8,167
Total noninterest income	40,585	42,951	112,938	116,383
Noninterest Expense
Salaries and employee benefits	64,734	61,481	191,265	177,546
Net occupancy and equipment expense	13,736	12,787	43,079	38,878
Technology and related costs	10,416	6,960	28,817	20,358
Professional services	7,325	8,768	26,595	25,479
Net OREO expense	544	381	1,090	1,356
Other expenses	15,062	14,387	47,911	43,494
Optimization costs	18,376	—	18,376	—
Acquisition and integration related expenses	881	3,397	11,602	16,602
Delivering Excellence implementation costs	—	234	—	934
Total noninterest expense	131,074	108,395	368,735	324,647
Income before income tax expense	36,313	72,845	87,633	197,426
Income tax expense	8,690	18,300	21,340	49,809
Net income	$27,623	$54,545	$66,293	$147,617
Preferred dividends	(4,033)	—	(5,070)	—
Net income applicable to unvested restricted shares	(236)	(465)	(615)	(1,257)
Net income applicable to common shareholders	$23,354	$54,080	$60,608	$146,360

Per Common Share Data
Basic earnings per common share	$0.21	$0.49	$0.54	$1.36
Diluted earnings per common share	$0.21	$0.49	$0.54	$1.35
Dividends declared per common share	$0.14	$0.14	$0.42	$0.40
Weighted-average common shares outstanding	113,160	109,281	112,079	107,852
Weighted-average diluted common shares outstanding	113,436	109,662	112,401	108,246

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,623	$54,545	$66,293	$147,617
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(4,142)	13,636	54,683	78,625
Tax effect	1,138	(3,800)	(15,214)	(21,900)
Net of tax	(3,004)	9,836	39,469	56,725
Reclassification of net gains included in net income:
Before tax	14,328	—	13,323	—
Tax effect	(4,012)	—	(3,730)	—
Net of tax	10,316	—	9,593	—
Net unrealized holding (losses) gains	(13,320)	9,836	29,876	56,725
Derivative Instruments
Unrealized holding gains (losses):
Before tax	28,614	(399)	11,274	3,500
Tax effect	(7,987)	111	(3,162)	(975)
Net of tax	20,627	(288)	8,112	2,525
Reclassification of net losses included in net income:
Before tax	(14,285)	—	(14,285)	—
Tax effect	4,000	—	4,000	—
Net of tax	(10,285)	—	(10,285)	—
Net unrealized holding gains (losses)	10,342	(288)	(2,173)	2,525
Total other comprehensive (loss) income	(2,978)	9,548	27,703	59,250
Total comprehensive income	$24,645	$64,093	$93,996	$206,867

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(28,792)	$(2,550)	$(21,170)	$(52,512)
Other comprehensive income	56,725	2,525	—	59,250
Balance at September 30, 2019	$27,933	$(25)	$(21,170)	$6,738
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	29,876	(2,173)	—	27,703
Balance at September 30, 2020	$45,684	$(1,354)	$(18,581)	$25,749

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended September 30, 2019
Beginning balance	110,589	$—	$1,204	$1,205,396	$1,304,756	$(2,810)	$(207,973)	$2,300,573
Net income	—	—	—	—	54,545	—	—	54,545
Other comprehensive income	—	—	—	—	—	9,548	—	9,548
Common dividends declared ($0.14 per common share)	—	—	—	—	(15,406)	—	—	(15,406)
Repurchases of common stock	(645)	—	—	—	—	—	(12,738)	(12,738)
Common stock issued	4	—	—	81	—	—	1	82
Restricted stock activity	27	—	—	(599)	—	—	536	(63)
Treasury stock issued to benefit plans	(5)	—	—	(3)	—	—	(94)	(97)
Share-based compensation expense	—	—	—	3,155	—	—	—	3,155
Balance at September 30, 2019	109,970	$—	$1,204	$1,208,030	$1,343,895	$6,738	$(220,268)	$2,339,599
Quarter Ended September 30, 2020
Beginning balance	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211
Net income	—	—	—	—	27,623	—	—	27,623
Other comprehensive loss	—	—	—	—	—	(2,978)	—	(2,978)
Preferred dividends	—	—	—	—	(4,033)	—	—	(4,033)
Common dividends declared ($0.14 per common share)	—	—	—	—	(16,011)	—	—	(16,011)
Preferred stock issued	—	—	—	(265)	—	—	—	(265)
Common stock issued	6	—	1	76	—	—	—	77
Restricted stock activity	18	—	—	(131)	—	—	203	72
Treasury stock issued to benefit plans	11	—	—	(33)	—	—	(57)	(90)
Share-based compensation expense	(18)	—	—	3,565	—	—	—	3,565
Balance at September 30, 2020	114,293	$230,500	$1,254	$1,271,859	$1,366,986	$25,749	$(232,177)	$2,664,171

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2019
Beginning balance	106,375	$—	$1,157	$1,114,580	$1,192,767	$(52,512)	$(200,994)	$2,054,998
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	47,257	—	—	47,257
Net income	—	—	—	—	147,617	—	—	147,617
Other comprehensive income	—	—	—	—	—	59,250	—	59,250
Common dividends declared ($0.40 per common share)	—	—	—	—	(43,746)	—	—	(43,746)
Repurchases of common stock	(1,687)	—	—	—	—	—	(33,928)	(33,928)
Acquisitions, net of issuance costs	4,879	—	47	97,351	—	—	4,098	101,496
Common stock issued	34	—	—	12	—	—	675	687
Restricted stock activity	380	—	—	(13,919)	—	—	10,086	(3,833)
Treasury stock issued to benefit plans	(11)	—	—	(12)	—	—	(205)	(217)
Share-based compensation expense	—	—	—	10,018	—	—	—	10,018
Balance at September 30, 2019	109,970	$—	$1,204	$1,208,030	$1,343,895	$6,738	$(220,268)	$2,339,599
Nine Months Ended September 30, 2020
Beginning balance	109,972	$—	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(2)	—	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	—	66,293	—		66,293
Other comprehensive income	—	—	—	—	—	27,703	—	27,703
Preferred dividends	—	—	—	—	(5,070)	—	—	(5,070)
Common dividends declared ($0.42 per common share)	—	—	—	—	(48,028)	—	—	(48,028)
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Acquisition, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Preferred stock issued	—	230,500	—	(9,453)	—	—	—	221,047
Common stock issued	49	—	1	327	—	—	679	1,007
Restricted stock activity	531	—	—	(13,311)	—	—	10,248	(3,063)
Treasury stock issued to benefit plans	—	—	—	(54)	—	—	(204)	(258)
Share-based compensation expense	(18)	—	—	11,242	—	—	—	11,242
Balance at September 30, 2020	114,293	$230,500	$1,254	$1,271,859	$1,366,986	$25,749	$(232,177)	$2,664,171
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

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$66,293	$147,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	88,108	34,433
Depreciation of premises, furniture, and equipment	12,540	12,182
Net amortization of premium on securities	16,203	11,897
Net securities gains	(13,323)	—
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(14,091)	(6,327)
Net losses (gains) on sales and valuation adjustments of OREO	221	(2,358)
Amortization of the FDIC indemnification asset	892	906
Net losses on sales and valuation adjustments of premises, furniture, and equipment	9,033	1,226
BOLI income	(5,503)	(5,597)
Share-based compensation expense	11,242	10,018
Tax benefit related to share-based compensation	271	311
Amortization of other intangible assets	8,400	7,737
Originations of mortgage loans held-for-sale	(592,196)	(335,903)
Proceeds from sales of mortgage loans held-for-sale	551,105	297,967
Net increase in equity securities	(12,885)	(2,951)
Net (increase) decrease in accrued interest receivable and other assets	(111,925)	1,244
Net increase (decrease) in accrued interest payables and other liabilities	80,487	(22,628)
Net cash provided by operating activities	94,872	149,774
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	986,145	305,973
Proceeds from sales of securities available-for-sale	281,869	93,332
Purchases of securities available-for-sale	(1,499,176)	(703,216)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	9,934	3,873
Purchases of securities held-to-maturity	(10,050)	(2,837)
Net purchases of FHLB stock	(22,711)	(31,062)
Net increase in loans	(1,078,458)	(655,871)
Premiums paid on BOLI, net of proceeds from claims	3,922	4,720
Proceeds from sales of OREO	3,709	9,430
Proceeds from sales of premises, furniture, and equipment	1,132	2,538
Purchases of premises, furniture, and equipment	(7,680)	(13,540)
Net cash received from (paid for) acquisition	142,282	(13,532)
Net cash used in investing activities	(1,189,082)	(1,000,192)
Financing Activities
Net increase in deposit accounts	1,570,219	370,061
Net increase in borrowed funds	286,890	745,665
Swap termination costs	(14,285)	—
Net proceeds from the issuance of preferred stock	221,047	—
Repurchases of common stock	(22,557)	(33,928)
Cash dividends paid	(52,522)	(41,138)
Restricted stock activity	(3,063)	(3,833)
Net cash provided by financing activities	1,985,729	1,036,827
Net increase in cash and cash equivalents	891,519	186,409
Cash and cash equivalents at beginning of period	299,221	289,258
Cash and cash equivalents at end of period	$1,190,740	$475,667

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$40,012	$29,331
Interest paid to depositors and creditors	65,198	80,017
Dividends declared, but unpaid	15,859	15,281
Stock issued for acquisitions, net of issuance costs	71,883	101,496
Non-cash transfers of loans to OREO	121	519
Non-cash transfers of loans to other assets	—	13,175
Non-cash transfers of loans held-for-investment to loans held-for-sale	(243)	9,444
Non-cash recognition of right-of-use asset	—	143,561
Non-cash recognition of lease liability	—	143,561

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Loan Modifications Due to COVID-19: In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic (the "pandemic"). The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, the Company is offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2020, the Company has eligible modifications with outstanding balances totaling $404.6 million.
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
3. ACQUISITIONS
Completed Acquisitions
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee, Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $687.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $60.9 million associated with the acquisition was recorded by the Company. All Park Bank operating systems were converted to the Company's operating platform during the second quarter of 2020. The fair value adjustments, including goodwill, associated with the transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
During the third quarter of 2020, the Company updated the fair value adjustments associated with the Bankmanagers transaction. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.
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
Northern Oak Wealth Management, Inc.
On January 16, 2019, the Company completed its acquisition of Northern Oak Wealth Management, Inc. ("Northern Oak"), a registered investment adviser based in Milwaukee, Wisconsin, with approximately $800.0 million of assets under management at closing. During the first quarter of 2020, the Company finalized the fair value adjustments associated with the Northern Oak transaction, which required a measurement period adjustment to goodwill.

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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Park Bank	Bridgeview
	March 9, 2020	May 9, 2019
Assets
Cash and due from banks and interest-bearing deposits in other banks	$244,781	$35,097
Equity securities	—	6,966
Securities available-for-sale	136,856	263,090
Securities held-to-maturity	300	13,426
FHLB and FRB stock	—	1,481
Loans	687,923	709,438
OREO	2,178	5,436
Goodwill	60,862	63,231
Other intangible assets	3,068	15,603
Premises, furniture, and equipment	2,550	16,138
Accrued interest receivable and other assets	12,522	35,909
Total assets	$1,151,040	$1,165,815
Liabilities
Noninterest-bearing deposits	$356,050	$179,267
Interest-bearing deposits	594,026	807,487
Total deposits	950,076	986,754
Borrowed funds	11,532	1,746
Senior and subordinated debt	—	29,360
Accrued interest payable and other liabilities	15,050	12,603
Total liabilities	976,658	1,030,463
Consideration Paid
Common stock (2020 – 4,930,231, shares issued at $14.58 per share, 2019 – 4,728,541, shares issued at $20.77 per share), net of issuance costs	71,883	98,212
Cash paid	102,499	37,140
Total consideration paid	174,382	135,352
	$1,151,040	$1,165,815
Expenses related to the acquisition and integration of completed and pending transactions are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. For the quarter and nine months ended September 30, 2020, these expenses totaled $881,000 and $11.6 million respectively, and for the same periods in 2019, these expenses totaled $3.4 million and $16.6 million, respectively.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2019 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$13,999	$128	$—	$14,127	$33,939	$137	$(1)	$34,075
U.S. agency securities	658,607	4,731	(4,047)	659,291	249,502	758	(1,836)	248,424
Collateralized mortgage obligations ("CMOs")	1,532,516	34,132	(1,665)	1,564,983	1,547,805	14,893	(5,027)	1,557,671
Other mortgage-backed securities ("MBSs")	624,725	16,068	(592)	640,201	678,804	7,728	(1,848)	684,684
Municipal securities	226,149	10,694	(43)	236,800	228,632	5,898	(99)	234,431
Corporate debt securities	160,621	4,391	(530)	164,482	112,797	1,791	(487)	114,101
Total securities available-for-sale	$3,216,617	$70,144	$(6,877)	$3,279,884	$2,851,479	$31,205	$(9,298)	$2,873,386
Securities Held-to-Maturity
Municipal securities	$22,413	$139	$—	$22,552	$21,997	$—	$(763)	$21,234
Allowance for securities held-to- maturity(1)	(220)			$(220)
Total securities held-to-maturity, net	$22,193	$139	$—	$22,332
Equity Securities				$55,021				$42,136
(1)The allowance for securities held-to-maturity was established upon adoption of CECL on January 1, 2020.
Accrued interest receivable on the securities portfolio totaled $10.2 million and $11.3 million as of September 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$279,309	$283,349	$1,094	$1,101
After one year to five years	206,291	209,275	15,438	15,535
After five years to ten years	561,776	569,902	2,870	2,888
After ten years	12,000	12,174	2,791	2,808
Securities that do not have a single contractual maturity date	2,157,241	2,205,184	—	—
Total	$3,216,617	$3,279,884	$22,193	$22,332
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.8 billion as of September 30, 2020 and $1.3 billion as of December 31, 2019. No securities held-to-maturity were pledged as of September 30, 2020 or December 31, 2019.
There were realized gains of $14.3 million and $13.3 million on securities available-for-sale for the quarter and nine months ended September 30, 2020, respectively, on sales of $228.4 million and $268.5 million of securities for the same periods. There were no realized gains (losses) for the quarters ended September 30, 2019 and nine months ended September 30, 2019.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2020 and December 31, 2019.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2020
Securities Available-for-Sale
U.S. agency securities	44	$235,984	$3,816	$14,772	$231	$250,756	$4,047
CMOs	52	155,637	1,111	42,137	554	197,774	1,665
MBSs	19	92,959	581	3,395	11	96,354	592
Municipal securities	13	5,965	43	—	—	5,965	43
Corporate debt securities	3	4,996	4	12,349	526	17,345	530
Total	131	$495,541	$5,555	$72,653	$1,322	$568,194	$6,877
As of December 31, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$4,966	$1	$—	$—	$4,966	$1
U.S. agency securities	52	97,729	1,200	49,387	636	147,116	1,836
CMOs	148	187,470	2,177	412,083	2,850	599,553	5,027
MBSs	59	66,340	996	121,861	852	188,201	1,848
Municipal securities	16	9,384	89	3,104	10	12,488	99
Corporate debt securities	6	9,719	281	21,955	206	31,674	487
Total	286	$375,608	$4,744	$608,390	$4,554	$983,998	$9,298
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2020 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
Commercial and industrial	$4,635,571	$4,481,525
Agricultural	377,466	405,616
Commercial real estate:
Office, retail, and industrial	1,950,406	1,848,718
Multi-family	868,293	856,553
Construction	631,607	593,093
Other commercial real estate	1,452,994	1,383,708
Total commercial real estate	4,903,300	4,682,072
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	9,916,337	9,569,213
PPP loans	1,196,538	—
Total corporate loans	11,112,875	9,569,213
Home equity	827,746	851,454
1-4 family mortgages	2,287,555	1,927,078
Installment	425,012	492,585
Total consumer loans	3,540,313	3,271,117
Total loans	$14,653,188	$12,840,330
Deferred loan fees included in total loans	$9,608	$7,972
Overdrawn demand deposits included in total loans	7,906	10,675
Accrued interest receivable on the loan portfolio totaled $56.3 million and $48.4 million as of September 30, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Loan Sales
The following table presents loan sales and purchases for the quarters and nine months ended September 30, 2020 and 2019.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Corporate loan sales
Proceeds from sales	$50	$5,108	$4,648	$10,484
Less book value of loans sold	65	4,950	4,542	10,198
Net (losses) gains on corporate loan sales(1)	(15)	158	106	286
1-4 family mortgage loan sales
Proceeds from sales	258,695	143,776	551,105	297,967
Less book value of loans sold	251,819	140,998	537,120	291,926
Net gains on 1-4 family mortgage loan sales(2)	6,876	2,778	13,985	6,041
Total net gains on loan sales	$6,861	$2,936	$14,091	$6,327
Corporate loan purchases(3)
Commercial and industrial	$10,196	$95,967	$178,912	$277,577
Office, retail, and industrial	—	20	—	1,731
Construction	3,692	1,852	7,589	4,118
Other commercial real estate	—	19,940	10,000	23,926
Total corporate loan purchases	$13,888	$117,779	$196,501	$307,352
Consumer loan purchases
Home equity	$—	$—	$144,967	$77,411
1-4 family mortgages	168,052	293,500	417,637	597,963
Installment	—	3,305	—	3,305
Total consumer loan purchases	$168,052	$296,805	$562,604	$678,679
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

6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at September 30, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of September 30, 2020 and December 31, 2019.
Acquired Loans(1)(2)
(Dollar amounts in thousands)

	As of September 30, 2020			As of December 31, 2019
	PCD	Non-PCD	Total	PCI	Non-PCI	Total
Acquired loans	$240,379	$1,353,223	$1,593,602	$167,183	$1,216,133	$1,383,316
(1)Included in loans in the Consolidated Statements of Financial Condition.
(2)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.
The outstanding balance of PCD loans was $278.3 million as of September 30, 2020 and the outstanding balance of PCI loans was $243.0 million as of December 31, 2019.
Total accretion on acquired loans for the quarters and nine months ended September 30, 2020 and 2019 was $8.0 million and $21.9 million, respectively, and $9.2 million and $25.9 million for the same periods in 2019.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2020 and December 31, 2019 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class(1)
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2020
Commercial and industrial	$4,583,661	$4,644	$47,266	$51,910	$4,635,571	$49,866	$1,003
Agricultural	370,387	428	6,651	7,079	377,466	13,293	—
Commercial real estate:
Office, retail, and industrial	1,914,480	2,428	33,498	35,926	1,950,406	35,241	502
Multi-family	865,499	395	2,399	2,794	868,293	2,433	73
Construction	624,789	3,260	3,558	6,818	631,607	6,446	89
Other commercial real estate	1,435,606	6,402	10,986	17,388	1,452,994	17,675	790
Total commercial real estate	4,840,374	12,485	50,441	62,926	4,903,300	61,795	1,454
Total corporate loans, excluding PPP loans	9,794,422	17,557	104,358	121,915	9,916,337	124,954	2,457
PPP loans	1,196,538	—	—	—	1,196,538	—	—
Total corporate loans	10,990,960	17,557	104,358	121,915	11,112,875	124,954	2,457
Home equity	817,184	6,014	4,548	10,562	827,746	9,548	19
1-4 family mortgages	2,276,561	4,288	6,706	10,994	2,287,555	9,070	445
Installment	422,916	1,236	860	2,096	425,012	—	860
Total consumer loans	3,516,661	11,538	12,114	23,652	3,540,313	18,618	1,324
Total loans	$14,507,621	$29,095	$116,472	$145,567	$14,653,188	$143,572	$3,781
As of December 31, 2019
Commercial and industrial	$4,455,381	$11,468	$14,676	$26,144	$4,481,525	$29,995	$2,207
Agricultural	398,676	850	6,090	6,940	405,616	5,954	358
Commercial real estate:
Office, retail, and industrial	1,830,321	2,943	15,454	18,397	1,848,718	25,857	546
Multi-family	853,762	211	2,580	2,791	856,553	2,697	—
Construction	588,065	4,876	152	5,028	593,093	152	—
Other commercial real estate	1,377,678	3,233	2,797	6,030	1,383,708	4,729	529
Total commercial real estate	4,649,826	11,263	20,983	32,246	4,682,072	33,435	1,075
Total corporate loans	9,503,883	23,581	41,749	65,330	9,569,213	69,384	3,640
Home equity	841,908	4,992	4,554	9,546	851,454	8,443	146
1-4 family mortgages	1,917,648	5,452	3,978	9,430	1,927,078	4,442	1,203
Installment	491,406	1,167	12	1,179	492,585	—	12
Total consumer loans	3,250,962	11,611	8,544	20,155	3,271,117	12,885	1,361
Total loans	$12,754,845	$35,192	$50,293	$85,485	$12,840,330	$82,269	$5,001
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

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses expected in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2020 and 2019 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended September 30, 2020
Beginning balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
Allowance established for acquired PCD loans	(1,188)	—	—	—	—	—	—	(1,188)
Charge-offs	(6,853)	(1,344)	—	(4,889)	(1,823)	(2,629)	—	(17,538)
Recoveries	1,118	5	—	—	70	602	—	1,795
Net charge-offs	(5,735)	(1,339)	—	(4,889)	(1,753)	(2,027)	—	(15,743)
Provision for loan losses and other	8,674	1,636	428	99	3,522	1,568	200	16,127
Ending balance	$125,728	$24,738	$5,739	$6,732	$23,631	$52,480	$7,825	$246,873
Quarter Ended September 30, 2019
Beginning balance	$66,364	$7,495	$2,159	$1,862	$4,997	$22,852	$1,200	$106,929
Charge-offs	(7,176)	(293)	—	—	(184)	(3,619)	—	(11,272)
Recoveries	1,205	74	38	2	227	527	—	2,073
Net charge-offs	(5,971)	(219)	38	2	43	(3,092)	—	(9,199)
Provision for loan losses and other	5,002	65	565	(98)	1,188	5,776	—	12,498
Ending balance	$65,395	$7,341	$2,762	$1,766	$6,228	$25,536	$1,200	$110,228
Nine Months Ended September 30, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	11,452	2,003	—	—	—	39	872	14,366
Charge-offs	(19,592)	(4,774)	(19)	(7,495)	(2,162)	(11,660)	—	(45,702)
Recoveries	3,097	20	5	—	226	1,574	—	4,922
Net charge-offs	(16,495)	(4,754)	(14)	(7,495)	(1,936)	(10,086)	—	(40,780)
Provision for loan losses and other	47,782	8,223	2,406	2,230	7,732	19,735	200	88,308
Ending balance	$125,728	$24,738	$5,739	$6,732	$23,631	$52,480	$7,825	$246,873
Nine Months Ended September 30, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(20,143)	(2,526)	(340)	(6)	(723)	(9,735)	—	(33,473)
Recoveries	3,764	235	39	18	293	1,500	—	5,849
Net charge-offs	(16,379)	(2,291)	(301)	12	(430)	(8,235)	—	(27,624)
Provision for loan losses and other	18,498	1,732	599	(419)	1,724	12,299	—	34,433
Ending balance	$65,395	$7,341	$2,762	$1,766	$6,228	$25,536	$1,200	$110,228
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
The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2020 and December 31, 2019.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total
As of September 30, 2020
Commercial, industrial, agricultural	$51,289	$4,875,613	$86,135	$5,013,037	$6,457	$105,378	$13,893	$125,728
Commercial real estate:
Office, retail, and industrial	25,345	1,875,811	49,250	1,950,406	1,105	15,207	8,426	24,738
Multi-family	1,280	860,002	7,011	868,293	—	5,465	274	5,739
Construction	2,977	612,681	15,949	631,607	—	4,722	2,010	6,732
Other commercial real estate	3,145	1,391,948	57,901	1,452,994	88	12,047	11,496	23,631
Total commercial real estate	32,747	4,740,442	130,111	4,903,300	1,193	37,441	22,206	60,840
Total corporate loans, excluding PPP loans	84,036	9,616,055	216,246	9,916,337	7,650	142,819	36,099	186,568
PPP loans	—	1,196,538	—	1,196,538	—	—	—	—
Total corporate loans	84,036	10,812,593	216,246	11,112,875	7,650	142,819	36,099	186,568
Consumer	23	3,516,157	24,133	3,540,313	—	51,694	786	52,480
Allowance for unfunded commitments	—	—	—	—	—	7,825	—	7,825
Total loans	$84,059	$14,328,750	$240,379	$14,653,188	$7,650	$202,338	$36,885	$246,873
As of December 31, 2019
Commercial, industrial, and agricultural	$34,142	$4,807,114	$45,885	$4,887,141	$3,414	$59,108	$308	$62,830
Commercial real estate:
Office, retail, and industrial	24,820	1,795,557	28,341	1,848,718	578	6,899	103	7,580
Multi-family	1,995	851,857	2,701	856,553	—	2,854	96	2,950
Construction	123	581,747	11,223	593,093	—	1,681	16	1,697
Other commercial real estate	3,241	1,323,635	56,832	1,383,708	—	4,867	1,541	6,408
Total commercial real estate	30,179	4,552,796	99,097	4,682,072	578	16,301	1,756	18,635
Total corporate loans	64,321	9,359,910	144,982	9,569,213	3,992	75,409	2,064	81,465
Consumer	—	3,248,916	22,201	3,271,117	—	25,424	1,133	26,557
Allowance for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$64,321	$12,608,826	$167,183	$12,840,330	$3,992	$102,033	$3,197	$109,222
(1)Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.

The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of September 30, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

Commercial and industrial	$27,238	$39,761	$2,484	$39,507
Agricultural	10,259	2,677	—	2,406
Commercial real estate:
Office, retail, and industrial	43,834	—	—	21,756
Multi-family	2,116	—	—	1,280
Construction	6,848	—	—	3,280
Other commercial real estate	32,805	—	—	10,471
Total commercial real estate	85,603	—	—	36,787
Total corporate loans	123,100	42,438	2,484	78,700
Home equity	247	—	—	123
1-4 family mortgages	2,725	—	—	552
Installment	—	—	—	—
Total consumer loans	2,972	—	—	675
Total loans	$126,072	$42,438	$2,484	$79,375
Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of September 30, 2020 and December 31, 2019. PCD and PCI loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2020				As of December 31, 2019
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$36,735	$1,618	$51,829	$299	$12,885	$15,516	$52,559	$2,456
Agricultural	2,407	10,529	18,129	6,158	1,889	3,852	9,293	958
Commercial real estate:
Office, retail, and industrial	20,308	5,037	29,422	1,105	14,111	10,709	37,007	578
Multi-family	1,280	—	1,279	—	1,995	—	1,995	—
Construction	2,977	—	3,144	—	123	—	123	—
Other commercial real estate	2,231	914	4,207	88	3,241	—	3,495	—
Total commercial real estate	26,796	5,951	38,052	1,193	19,470	10,709	42,620	578
Total corporate loans	65,938	18,098	108,010	7,650	34,244	30,077	104,472	3,992
Consumer	23	—	23	—	—	—	—	—
Total non-accrual loans individually evaluated	$65,961	$18,098	$108,033	$7,650	$34,244	$30,077	$104,472	$3,992
Interest income recognized on non-accrual loans using the cash basis of accounting for the quarters ended and nine months ended September 30, 2020 and 2019 was $1.0 million and $1.4 million, respectively, and $292,000 and $440,000 for the same periods in 2019.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of September 30, 2020 and net loan charge-offs for the nine months ended September 30, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$554,985	$850,903	$810,527	$487,372	$212,757	$424,072	$1,214,399	$4,555,015
Special Mention(2)	6,498	18,569	41,688	9,943	21,798	17,137	115,293	230,926
Substandard(3)	337	3,855	62,921	21,842	16,511	23,337	35,134	163,937
Non-accrual(4)	—	3,900	23,665	9,190	1,197	7,327	17,880	63,159
Total commercial, industrial, agricultural	$561,820	$877,227	$938,801	$528,347	$252,263	$471,873	$1,382,706	$5,013,037
Commercial, industrial, agricultural, net loan charge-offs	$—	$586	$1,431	$1,626	$1,934	$1,589	$9,329	$16,495
Office, retail, and industrial:
Pass	$115,443	$263,308	$218,204	$312,063	$287,643	$628,127	$5,664	$1,830,452
Special Mention(2)	1,425	646	4,392	12,086	24,284	17,765	200	60,798
Substandard(3)	—	—	—	283	1,499	22,133	—	23,915
Non-accrual(4)	—	—	131	181	10,238	24,691	—	35,241
Total office, retail, and industrial	$116,868	$263,954	$222,727	$324,613	$323,664	$692,716	$5,864	$1,950,406
Office, retail, and industrial net loan charge-offs	$—	$333	$155	$5	$1,628	$2,633	$—	$4,754
Multi-family:
Pass	$134,824	$171,572	$82,460	$111,504	$87,424	$236,960	$27,511	$852,255
Special Mention(2)	—	98	—	—	5,496	2,170	—	7,764
Substandard(3)	—	—	385	78	—	5,378	—	5,841
Non-accrual(4)	—	—	—	1,279	—	1,154	—	2,433
Total multi-family	$134,824	$171,670	$82,845	$112,861	$92,920	$245,662	$27,511	$868,293
Multi-family net loan charge-offs	$—	$3	$—	$1	$—	$10	$—	$14
Construction:
Pass	$56,790	$129,311	$172,855	$82,528	$57,401	$65,769	$29,494	$594,148
Special Mention(2)	—	—	44	3,655	3,838	1,286	—	8,823
Substandard(3)	—	—	—	7,717	10,335	4,138	—	22,190
Non-accrual(4)	—	—	—	—	—	4,787	1,659	6,446
Total construction	$56,790	$129,311	$172,899	$93,900	$71,574	$75,980	$31,153	$631,607
Construction net loan charge-offs	$—	$118	$—	$5,490	$—	$1,887	$—	$7,495
Other commercial real estate:
Pass	$114,175	$183,856	$227,370	$201,760	$117,615	$381,532	$26,480	$1,252,788
Special Mention(2)	—	3,863	19,906	7,574	7,874	47,524	243	86,984
Substandard(3)	—	1,483	22,662	6,400	10,341	54,661	—	95,547
Non-accrual(4)	—	—	671	3,315	1,545	12,051	93	17,675
Total other commercial real estate	$114,175	$189,202	$270,609	$219,049	$137,375	$495,768	$26,816	$1,452,994
Other commercial real estate net loan charge- offs	$—	$430	$179	$366	$183	$778	$—	$1,936
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

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020(1)	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity:
Performing	$11,158	$12,747	$15,191	$12,661	$10,187	$58,265	$697,989	$818,198
Non-accrual	—	22	238	261	520	7,133	1,374	9,548
Total home equity	$11,158	$12,769	$15,429	$12,922	$10,707	$65,398	$699,363	$827,746
Home equity net loan charge-offs	$—	$—	$1	$(1)	$1	$(61)	$(21)	$(81)
1-4 family mortgages:
Performing	$794,744	$670,925	$261,250	$146,737	$176,780	$228,049	$—	$2,278,485
Non-accrual	—	—	439	83	63	8,485	—	9,070
Total 1-4 family mortgages	$794,744	$670,925	$261,689	$146,820	$176,843	$236,534	$—	$2,287,555
1-4 family mortgages net loan charge-offs	$—	$—	$32	$—	$7	$729	$—	$768
Installment:
Performing	$76,270	$169,380	$93,266	$38,384	$14,695	$12,492	$20,525	$425,012
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$76,270	$169,380	$93,266	$38,384	$14,695	$12,492	$20,525	$425,012
Installment net loan charge-offs	$190	$4,995	$2,835	$885	$85	$373	$36	$9,399
(1)Represents year-to-date loans originated during 2020.
During the quarter and nine months ended September 30, 2020, $5.2 million and $29.0 million, respectively, of revolving loans converted to term loans.
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
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2020 and December 31, 2019. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2020			As of December 31, 2019
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$—	$12,982	$12,982	$227	$16,420	$16,647
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	2,340	2,340	—	3,600	3,600
Multi-family	—	160	160	163	—	163
Construction	—	—	—	—	—	—
Other commercial real estate	193	—	193	170	—	170
Total commercial real estate	193	2,500	2,693	333	3,600	3,933
Total corporate loans	193	15,482	15,675	560	20,020	20,580
Home equity	31	123	154	36	240	276
1-4 family mortgages	617	232	849	637	—	637
Installment	—	—	—	—	254	254
Total consumer loans	648	355	1,003	673	494	1,167
Total loans	$841	$15,837	$16,678	$1,233	$20,514	$21,747
(1)These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of September 30, 2020 and December 31, 2019 there were $186,000 and $2.2 million of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters and nine months ended September 30, 2020 and 2019.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2020 and 2019.

A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2020 and 2019 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accruing
Beginning balance	$1,201	$1,441	$1,233	$1,866
Additions	—	—	—	12
Net payments	(13)	(19)	(45)	(73)
Net transfers to non-accrual	(347)	—	(347)	(383)
Ending balance	841	1,422	841	1,422
Non-accrual
Beginning balance	12,093	7,841	20,514	6,612
Additions	11,636	—	11,636	—
Net payments	(5,886)	(2,753)	(8,205)	(1,279)
Charge-offs	(2,353)	—	(8,455)	(628)
Net transfers from accruing	347	—	347	383
Ending balance	15,837	5,088	15,837	5,088
Total TDRs	$16,678	$6,510	$16,678	$6,510
There were no commitments to lend additional funds to borrowers with TDRs as of September 30, 2020. There were $530,000 of commitments to lend additional funds to borrowers with TDRs as of December 31, 2019.

8. LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of September 30, 2020, the weighted-average remaining lease term on these leases was 10.43 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of September 30, 2020.
Lease Liability
(Dollar amounts in thousands)

As of September 30, 2020
Year Ending December 31,
2020	$4,770
2021	18,888
2022	18,813
2023	18,920
2024	18,611
2025 and thereafter	104,380
Total minimum lease payments	184,382
Discount(1)	(27,223)
Lease liability(2)	$157,159
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.96% as of September 30, 2020.
As of September 30, 2020, right-of-use assets of $127.2 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
During third quarter of 2020, the Company initiated certain actions that include optimizing its retail branch network and delivery model through the consolidation of 17 branches, or approximately 15% of its branch network, in early 2021. These actions resulted in pre-tax costs of $18.4 million, including $9.1 million of right-of-use asset impairment charges and $8.9 million of impairment charges on branch locations, furniture, and equipment, associated with valuation adjustments related to locations identified for closure, among other items, and are recorded within optimization costs within noninterest expense.
The following table presents net operating lease expense for the quarters and nine months ended September 30, 2020 and 2019.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease expense charged to operations	$4,739	$4,467	$14,253	$12,953
Rental income from premises leased to others (1)	(158)	(203)	(556)	(525)
Net operating lease expense	$4,581	$4,264	$13,697	$12,428
(1)Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
During 2016, the Bank completed a sale-leaseback transaction, whereby the Bank sold to a third-party 55 branches and concurrently entered into triple net lease agreements with certain affiliates of the third-party for each of the branches sold. The sale-leaseback transaction resulted in a pre-tax gain of $88.0 million, net of transaction related expenses, of which $5.5 million was immediately recognized in earnings. The remaining deferred pre-tax gains were $65.5 million as of December 31, 2018. Upon adoption of new lease guidance on January 1, 2019, the remaining after-tax gain of $47.3 million was recognized as a cumulative-effect adjustment to equity in the Consolidated Statements of Financial Condition.
9.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$132,652	$103,515
Federal funds purchased	—	160,000
FHLB advances	1,824,528	1,395,243
Total borrowed funds	$1,957,180	$1,658,758
Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts if required. The securities underlying the agreements remain in the respective asset accounts. As of September 30, 2020, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. As of September 30, 2020, the Company held various short-term FHLB advances with fixed interest rates that range from 0.00% to 1.97% and maturity dates that range from October 1, 2020 to March 4, 2030.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of September 30, 2020 and December 31, 2019.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
FRB's Discount Window Primary Credit Program	$869,724	$874,256
Available federal funds lines	814,000	718,000
Correspondent bank line of credit	50,000	50,000
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2020, the Company entered into a fourth amendment to this credit facility, which extends the maturity to September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management expects to use this line of credit for general corporate purposes. As of September 30, 2020, no amount was outstanding under the facility.
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
Issuance of Preferred Stock
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.0 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchases
On March 19, 2019, the Company announced a stock repurchase program that authorized the Company to repurchase up to $180 million of its common stock from time to time on the open market or in privately negotiated transactions, at the discretion of the Company.
On February 26, 2020, the Company announced a new stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company suspended stock repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to the suspension, the Company had repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the nine months ended September 30, 2020.
11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,623	$54,545	$66,293	$147,617
Preferred dividends	(4,033)	—	(5,070)	—
Net income applicable to unvested restricted shares	(236)	(465)	(615)	(1,257)
Net income applicable to common shares	$23,354	$54,080	$60,608	$146,360
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,160	109,281	112,079	107,852
Dilutive effect of common stock equivalents	276	381	322	394
Weighted-average diluted common shares outstanding	113,436	109,662	112,401	108,246
Basic EPS	$0.21	$0.49	$0.54	$1.36
Diluted EPS	$0.21	$0.49	$0.54	$1.35

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of September 30, 2020, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $510.0 million of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
Interest rate swaps totaling $225.0 million began on various dates between March of 2020 and July of 2020 and mature between March of 2022 and August of 2024. The remaining forward starting interest rate swaps totaling $285.0 million begin at various dates between November of 2020 and February of 2021 and mature between November of 2022 and February of 2023. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 2.05% as of September 30, 2020. These derivative contracts are designated as cash flow hedges.
During the third quarter of 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.1 billion, as well as reduced a portion of the borrowed funds related to terminated swaps as a result of excess liquidity and in response to current market conditions. As a result, a $14.3 million pre-tax loss was reclassified from AOCI and recorded in noninterest income.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
Gross notional amount outstanding	$940,000	$1,905,000
Derivative asset fair value in other assets(1)	5,067	727
Derivative liability fair value in other liabilities(1)	152	(119)
Weighted-average interest rate received	1.51%	1.88%
Weighted-average interest rate paid	0.61%	1.74%
Weighted-average maturity (in years)	2.05	1.18
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of September 30, 2020, the Company estimates that $2.3 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest income over the next twelve months.

Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2020 and December 31, 2019, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $886,000 and $6.3 million for the quarter and nine months ended September 30, 2020, respectively, and were $4.2 million and $7.6 million for the quarter and nine months ended September 30, 2019, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
Gross notional amount outstanding	$4,583,706	$4,340,384
Derivative asset fair value in other assets(1)	172,723	61,709
Derivative liability fair value in other liabilities(1)	(51,668)	(18,416)
Fair value of derivative(2)	52,928	18,856
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2020 and December 31, 2019. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income (loss) and the reclassification of gains (losses) from accumulated other comprehensive income (loss) to net interest income for the quarters and nine months ended September 30, 2020 and 2019.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$96	$2,218	$28,051	$11,515
Interest rate swaps in interest expense	(239)	(1,625)	(13,924)	(13,621)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$2,165	$824	$5,234	$3,572
Interest rate swaps in interest expense	(16,350)	(1,018)	(16,350)	(4,966)

The following table presents the impact of derivative instruments on net interest income for the quarters and nine months ended September 30, 2020 and 2019.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Flow Hedges
Interest rate swaps in interest income	$2,165	$824	$5,234	$3,572
Interest rate swaps in interest expense	(16,350)	(1,018)	(16,350)	(4,966)
Total cash flow hedges	$(14,185)	$(194)	$(11,116)	$(1,394)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2020 and December 31, 2019, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.
Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2020 and December 31, 2019.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$177,790	$51,516	$62,436	$18,535
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	177,790	51,516	62,436	18,535
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(6,356)	(6,356)	(2,674)	(2,674)
Cash collateral pledged	—	(46,250)	—	(15,861)
Net credit exposure	$171,434	$(1,090)	$59,762	$—
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2020 and December 31, 2019, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2020 and December 31, 2019 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,296,304	$1,852,040
Commercial real estate	334,528	296,053
Home equity	601,011	576,956
Other commitments(1)	262,698	251,093
Total commitments to extend credit	$3,494,541	$2,976,142

Letters of credit	$123,110	$103,684
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2020 and 2019.
Legal Proceedings
At September 30, 2020, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$25,400	$24,621	$—	$23,703	$13,400	$—
Securities available-for-sale
U.S. treasury securities	14,127	—	—	34,075	—	—
U.S. agency securities	—	659,291	—	—	248,424	—
CMOs	—	1,564,983	—	—	1,557,671	—
MBSs	—	640,201	—	—	684,684	—
Municipal securities	—	236,800	—	—	234,431	—
Corporate debt securities	—	164,482	—	—	114,101	—
Total securities available-for-sale	14,127	3,265,757	—	34,075	2,839,311	—
Mortgage servicing rights ("MSRs")(1)	—	—	4,458	—	—	5,858
Derivative assets(1)	—	177,790	—	—	62,436	—
Liabilities
Derivative liabilities(2)	$—	$51,516	$—	$—	$18,535	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of September 30, 2020, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $712.1 million and $653.7 million as of September 30, 2020 and December 31, 2019, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2020 and December 31, 2019.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2020			December 31, 2019
Prepayment speed	6.7%	-	15.5%	6.7%	-	12.0%
Maturity (months)	14	-	71	18	-	94
Discount rate	9.4%	-	12.0%	9.3%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2020 and 2019 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$4,464	$5,831	$5,858	$6,730
New MSRs	727	404	1,628	861
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(432)	(284)	(2,090)	(1,273)
Other changes in fair value(2)	(301)	(269)	(938)	(636)
Ending balance(3)	$4,458	$5,682	$4,458	$5,682
Contractual servicing fees earned(1)	$424	$404	$1,221	$1,175
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2020 and 2019.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$57,322	$—	$—	$41,326
OREO(2)	—	—	530	—	—	3,325
Loans held-for-sale(3)	—	—	86,323	—	—	36,032
Assets held-for-sale(4)	—	—	4,280	—	—	6,824
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
Loans Held-for-Sale
As of September 30, 2020 and December 31, 2019, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2020 and December 31, 2019 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$254,212	$254,212	$214,894	$214,894
Interest-bearing deposits in other banks	2	936,528	936,528	84,327	84,327
Securities held-to-maturity	2	22,193	22,332	21,997	21,234
FHLB and FRB stock	2	138,120	138,120	115,409	115,409
Loans	3	14,414,140	14,435,555	12,733,200	12,535,848
Investment in BOLI	3	300,429	300,429	296,351	296,351
Accrued interest receivable	3	66,647	66,647	59,716	59,716
Liabilities
Deposits	2	$15,771,573	$15,778,878	$13,251,278	$13,247,871
Borrowed funds	2	1,957,180	1,957,180	1,658,758	1,658,758
Senior and subordinated debt	2	234,563	279,846	233,948	277,203
Accrued interest payable	2	5,122	5,122	10,502	10,502
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include the FDIC indemnification asset and net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both September 30, 2020 and December 31, 2019, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, eastern Iowa, and other markets in the Midwest. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 131 banking locations. We are committed to meeting the financial needs of the individuals and businesses in the communities where we live and work by providing banking and wealth management solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2020 and 2019 and Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2019 Annual Report on Form 10-K ("2019 10-K"). The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of future results.
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
Forward-looking statements may be deemed to include, among other things, statements relating to First Midwest's future financial performance, including the related outlook for 2020, the performance of First Midwest's loan or securities portfolio, the expected amount of future credit allowances or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in First Midwest's business, regulatory developments, acquisition transactions, estimated synergies, cost savings and financial benefits of announced and completed transactions, growth strategies, including possible future acquisitions, and the continued effects of the COVID-19 pandemic (the "pandemic") on our business, financial condition, liquidity, capital, loans, asset quality and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the pandemic, including the continued effects on our business, operations and employees, as well as on our clients and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2019 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
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
COVID-19 PANDEMIC
The pandemic and the resulting governmental responses continue to impact our business and operations, as well as the business and operations of our clients. A variety of restrictions have been placed on companies and individuals throughout our primary operating footprint of Illinois, Wisconsin, Indiana and Iowa. In Illinois, where we are headquartered and conduct the substantial majority of our operations, ongoing business restrictions continue to be in place. The pandemic and these governmental measures have created and are expected to continue to create significant economic disruption and decreased economic activity.
We have experienced, and are likely to continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Administration's Paycheck Protection Program ("PPP"), and have funded approximately $1.2 billion of these loans. PPP loans have been funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are offering several programs and services to support our clients, including:
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
We have modified our operations to comply with governmental restrictions and public health authority guidelines. The majority of our non-client facing colleagues are working remotely. A majority of our branches remain open for business through drive-up services and, with certain branches open for walk-in lobby traffic. For those colleagues who work on-site, they are subject to enhanced health and safety protocols.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. We have expanded our paid time off programs and have added health and welfare benefits, for all colleagues, including emergency medical and hardship loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
Consistent with our long-standing emphasis on community engagement, we are actively supporting the communities we serve during the pandemic. We have committed $2.5 million from the First Midwest Charitable Foundation to support the immediate and long-term needs of our communities. This commitment does not impact the Company's current or future expense as the foundation is a separate entity that is not included in our consolidated financial statements. We also recently introduced enhanced matching gift programs to support colleague donations to eligible 501(c)(3) organizations.
For additional information regarding the risks associated with the pandemic and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part II, Item 1A of this Form 10-Q.

RETAIL OPTIMIZATION
First Midwest continues its commitment to best meet the evolving needs and preferences of its clients. During the third quarter of 2020, the Company initiated certain actions that include optimizing its retail branch network and delivery model through the consolidation of 17 branches, or approximately 15% of its branch network, in early 2021. These actions resulted in pre-tax costs of $18.4 million associated with valuation adjustments related to locations identified for closure, the related modernization of its ATM network through outsourcing, and related advisory fees and are recorded within optimization costs within noninterest expense.
BALANCE SHEET OPTIMIZATION
During the third quarter of 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.1 billion, as well as reduced a portion of the borrowed funds related to the terminated swaps. At the same time, the Company liquidated $159.8 million of securities. As a result of these transactions, $14.3 million of pre-tax securities gains was fully offset by $14.3 million of pre-tax loss on swap terminations, with both items recorded within noninterest income. These actions are expected to positively impact future net interest income along with reducing high levels of excess liquidity as the remaining borrowed funds hedged by the terminated swaps mature in the fourth quarter of 2020.
PARK BANK ACQUISITION
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $687.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $60.9 million associated with the acquisition was recorded by the Company. Park Bank merged into First Midwest Bank and all operating systems were converted in the second quarter of 2020.
ISSUANCE OF PREFERRED STOCK
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.0 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
STOCK REPURCHASES
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaced the prior $180 million program, which was scheduled to expire in March 2020. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time. Repurchases under the Company's repurchase programs are made at prices determined by the Company.
The Company suspended stock repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to this action, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the nine months ended September 30, 2020.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Results
Interest income	$159,085	$181,963	$491,356	$522,135
Interest expense	16,356	31,176	59,818	82,012
Net interest income	142,729	150,787	431,538	440,123
Provision for loan losses	15,927	12,498	88,108	34,433
Noninterest income	40,585	42,951	112,938	116,383
Noninterest expense	131,074	108,395	368,735	324,647
Income before income tax expense	36,313	72,845	87,633	197,426
Income tax expense	8,690	18,300	21,340	49,809
Net income	$27,623	$54,545	$66,293	$147,617
Preferred dividends	(4,033)	—	(5,070)	—
Net income applicable to non-vested restricted shares	(236)	(465)	(615)	(1,257)
Net income applicable to common shares	$23,354	$54,080	$60,608	$146,360
Weighted-average diluted common shares outstanding	113,436	109,662	112,401	108,246
Diluted earnings per common share	$0.21	$0.49	$0.54	$1.35
Diluted earnings per common share, adjusted(1)	$0.33	$0.52	$0.75	$1.47
Performance Ratios
Return on average common equity(2)	3.80%	9.22%	3.33%	8.75%
Return on average common equity, adjusted(1)(2)	6.15%	9.68%	4.60%	9.54%
Return on average tangible common equity(2)	6.73%	15.36%	5.90%	14.55%
Return on average tangible common equity, adjusted(1)(2)	10.53%	16.10%	7.95%	15.80%
Return on average assets(2)	0.51%	1.22%	0.44%	1.18%
Return on average assets, adjusted(1)(2)	0.78%	1.28%	0.59%	1.29%
Tax-equivalent net interest margin(1)(2)(3)	2.95%	3.82%	3.19%	3.97%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	2.79%	3.59%	3.03%	3.74%
Efficiency ratio(1)	60.36%	53.54%	61.52%	54.60%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			September 30, 2020 Change From
	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Balance Sheet Highlights
Total assets	$21,088,143	$17,850,397	$18,013,454	$3,237,746	$3,074,689
Total loans	14,653,188	12,840,330	12,773,319	1,812,858	1,879,869
Total deposits	15,771,573	13,251,278	13,440,927	2,520,295	2,330,646
Core deposits	13,563,809	10,217,824	10,454,236	3,345,985	3,109,573
Loans to deposits	92.9%	96.9%	95.0%
Core deposits to total deposits	86.0%	77.1%	77.8%
Asset Quality Highlights
Non-accrual loans, excluding PCD loans(1)(2)	$103,582	$82,269	$77,692	$21,313	$25,890
Non-accrual PCD loans(1)	39,990	—	—	39,990	39,990
Total non-accrual loans	143,572	82,269	77,692	61,303	65,880
90 days or more past due loans, still accruing interest(1)	3,781	5,001	4,657	(1,220)	(876)
Total non-performing loans	147,353	87,270	82,349	60,083	65,004
Accruing troubled debt restructurings ("TDRs")	841	1,233	1,422	(392)	(581)
Foreclosed assets(3)	15,299	20,458	25,266	(5,159)	(9,967)
Total non-performing assets	$163,493	$108,961	$109,037	$54,532	$54,456
30-89 days past due loans(1)	$21,551	$31,958	$46,171	$(10,407)	$(24,620)
Non-performing assets to total loans plus foreclosed assets	1.11%	0.85%	0.85%
Non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(2)(5)	0.93%	0.85%	0.85%
Allowance for Credit Losses
Allowance for credit losses	$246,873	$109,222	$110,228	$137,651	$136,645
Allowance for credit losses to total loans(4)	1.68%	0.85%	0.86%
Allowance for credit losses to total loans, excluding PPP loans(4)(5)	1.83%	0.85%	0.86%
Allowance for credit losses to non-accrual loans	171.95%	132.76%	141.88%
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2020 and 2019, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the nine months ended September 30, 2020 and 2019.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$1,234,948	$799	0.26	$283,178	$1,702	2.38	$5,719	$(6,622)	$(903)
Securities(1)	3,291,724	19,721	2.40	2,869,461	19,906	2.77	2,937	(3,122)	(185)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	150,033	976	2.60	108,735	831	3.06	238	(93)	145
Loans, excluding PPP loans(1)	13,558,857	131,680	3.86	12,539,541	160,756	5.09	14,667	(43,743)	(29,076)
PPP loans(1)	1,194,808	7,001	2.33	—	—	—	1,600	5,401	7,001
Total loans(1)(2)	14,753,665	138,681	3.74	12,539,541	160,756	5.09	16,267	(38,342)	(22,075)
Total interest-earning assets(1)(2)	19,430,370	160,177	3.28	15,800,915	183,195	4.60	25,161	(48,179)	(23,018)
Cash and due from banks	284,730			224,127
Allowance for loan losses	(243,667)			(110,616)
Other assets	2,055,262			1,784,754
Total assets	$21,526,695			$17,699,180
Liabilities and Stockholders' Equity
Savings deposits	$2,342,355	104	0.02	$2,056,128	308	0.06	50	(254)	(204)
NOW accounts	2,744,034	307	0.04	2,483,176	3,462	0.55	407	(3,562)	(3,155)
Money market deposits	2,781,666	724	0.10	2,080,274	4,111	0.78	2,149	(5,536)	(3,387)
Time deposits	2,302,019	5,702	0.99	3,026,423	13,873	1.82	(2,798)	(5,373)	(8,171)
Borrowed funds	2,436,922	6,021	0.98	1,369,079	5,639	1.63	784	(402)	382
Senior and subordinated debt	234,464	3,498	5.94	233,642	3,783	6.42	50	(335)	(285)
Total interest-bearing liabilities	12,841,460	16,356	0.51	11,248,722	31,176	1.10	642	(15,462)	(14,820)
Demand deposits	5,631,355			3,800,569
Total funding sources	18,472,815		0.35	15,049,291		0.82
Other liabilities	378,786			322,610
Stockholders' equity	2,675,094			2,327,279
Total liabilities and stockholders' equity	$21,526,695			$17,699,180
Tax-equivalent net interest income/margin(1)		143,821	2.95		152,019	3.82	$24,519	$(32,717)	$(8,198)
Tax-equivalent adjustment		(1,092)			(1,232)
Net interest income (GAAP)		$142,729			$150,787
Impact of acquired loan accretion		$7,960	0.16		$9,244	0.23
Tax-equivalent net interest income/ margin, adjusted(1)		$135,861	2.79		$142,775	3.59
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
(2)Non-accrual loans, which totaled $143.6 million as of September 30, 2020 and $77.7 million as of September 30, 2019, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$684,080	$2,086	0.41	$206,949	$3,670	2.37	$(3,945)	$2,361	$(1,584)
Securities(1)	3,238,954	61,518	2.53	2,626,020	54,716	2.78	10,929	(4,127)	6,802
FHLB and FRB stock	143,807	2,731	2.53	92,230	2,540	3.67	429	(238)	191
Loans, excluding PPP loans(1)	13,454,336	416,052	4.13	12,010,709	464,729	5.17	72,582	(121,259)	(48,677)
PPP loans(1)	696,095	12,369	2.37	—	—	—	7,447	4,922	12,369
Total loans(1)(2)	14,150,431	428,421	4.04	12,010,709	464,729	5.17	80,029	(116,337)	(36,308)
Total interest-earning assets(1)(2)	18,217,272	494,756	3.63	14,935,908	525,655	4.70	87,442	(118,341)	(30,899)
Cash and due from banks	273,960			213,977
Allowance for loan losses	(215,961)			(108,956)
Other assets	1,995,869			1,668,868
Total assets	$20,271,140			$16,709,797
Liabilities and Stockholders' Equity
Savings deposits	$2,219,836	366	0.02	$2,058,004	1,000	0.06	86	(720)	(634)
NOW accounts	2,522,903	2,574	0.14	2,277,346	8,400	0.49	1,021	(6,847)	(5,826)
Money market deposits	2,558,482	4,981	0.26	1,933,417	9,501	0.66	5,209	(9,729)	(4,520)
Time deposits	2,590,437	26,110	1.35	2,842,612	38,771	1.82	(3,211)	(9,450)	(12,661)
Borrowed funds	2,304,127	15,018	0.87	1,092,607	13,649	1.67	2,407	(1,038)	1,369
Senior and subordinated debt	234,260	10,769	6.14	219,542	10,691	6.51	473	(395)	78
Total interest-bearing liabilities	12,430,045	59,818	0.64	10,423,528	82,012	1.05	5,985	(28,179)	(22,194)
Demand deposits	4,942,682			3,741,986
Total funding sources	17,372,727		0.46	14,165,514		0.77
Other liabilities	367,210			307,881
Stockholders' equity	2,531,203			2,236,402
Total liabilities and stockholders' equity	$20,271,140			$16,709,797
Tax-equivalent net interest income/margin(1)		434,938	3.19		443,643	3.97	$81,457	$(90,162)	$(8,705)
Tax-equivalent adjustment		(3,400)			(3,520)
Net interest income (GAAP)		$431,538			$440,123
Impact of acquired loan accretion		$21,905	0.16		$25,921	0.23
Tax-equivalent net interest income/ margin, adjusted(1)		$413,033	3.03		$417,722	3.74
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
(2)Non-accrual loans, which totaled $143.6 million as of September 30, 2020 and $77.7 million as of September 30, 2019, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Corporate Performing Potential Problem Loans."
Net interest income for the third quarter and first nine months of 2020 was down 5.3% and 2.0% compared to the third quarter and first nine months of 2019, respectively. Compared to both prior periods, net interest income was impacted by lower interest rates, partially offset by growth in loans and securities, the acquisition of interest-earning assets from the Park Bank transaction that closed in March 2020, interest income and fees on PPP loans, and lower cost of funds.

Acquired loan accretion contributed $8.0 million and $21.9 million for the third quarter and first nine months of 2020, respectively, lower than the $9.2 million and $25.9 million for the same periods in 2019.
Tax-equivalent net interest margin for the third quarter and first nine months of 2020 was 2.95% and 3.19%, respectively, decreasing 87 basis points and 78 basis points from the same periods in 2019. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 2.79% and 3.03% for the third quarter and first nine months of 2020, down 80 basis points and 71 basis points from the same periods in 2019. Compared to both prior periods, tax-equivalent net interest margin decreased as a result of lower interest rates on loans and securities, lower yields on PPP loans, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds.
For the third quarter and first nine months of 2020, total average interest-earning assets rose by $3.6 billion and $3.3 billion from the same periods in 2019. Compared to both prior periods, the increase resulted primarily from the Park Bank transaction, PPP loans and other loan growth, securities purchases, and a higher balance of other interest-earning assets. In addition, the increase compared to the first nine months of 2019 was impacted by the assets acquired in the Bridgeview Bancorp, Inc. ("Bridgeview") transaction in May 2019.
Total average funding sources for the third quarter and first nine months of 2020 increased by $3.4 billion and $3.2 billion from the same periods in 2019, due primarily to the Park Bank transaction, FHLB advances, and higher customer balances resulting from PPP funds and other government stimulus. In addition, the increase compared to the first nine months of 2019 was impacted by deposits assumed in the Bridgeview transaction.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2020 and 2019 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Wealth management fees	$12,837	$12,063	6.4	$37,140	$35,853	3.6
Service charges on deposit accounts	10,342	13,024	(20.6)	31,248	36,760	(15.0)
Mortgage banking income	6,659	3,066	117.2	11,924	5,971	99.7
Card-based fees, net (1)	4,472	4,694	(4.7)	11,620	13,621	(14.7)
Capital market products income	886	4,161	(78.7)	6,302	7,594	(17.0)
Other service charges, commissions, and fees	2,823	3,023	(6.6)	7,583	8,417	(9.9)
Total fee-based revenues	38,019	40,031	(5.0)	105,817	108,216	(2.2)
Other income(2)	2,523	2,920	(13.6)	8,083	8,167	(1.0)
Swap termination costs	(14,285)	—	N/M	(14,285)	—	N/M
Net securities gains	14,328	—	N/M	13,323	—	N/M
Total noninterest income	$40,585	$42,951	(5.5)	$112,938	$116,383	(3.0)
N/M – Not meaningful
(1)Card-based fees, net consists of debit and credit card interchange fees for processing transactions, various fees on both customer and non-customer automated teller machine ("ATM") and point-of-sale transactions processed through the ATM and point-of-sale networks, as well as the related cardholder expense.
(2)Other income consists of various items, including BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
Total noninterest income of $40.6 million and $112.9 million for the third quarter and first nine months of 2020, respectively, was down 5.5% and 3.0% from the same periods in 2019. Compared to both prior periods, the increase in wealth management fees was driven primarily by continued sales of fiduciary and investment advisory services to new and existing customers and a recovering market environment. The decrease in services charges on deposit accounts, net card-based fees, and other service charges, commissions and fees compared to both prior periods was due primarily to the impact of lower transaction volumes and the fee assistance programs offered to our clients as a result of the pandemic.

Mortgage banking income for the third quarter and first nine months of 2020 resulted from sales of $251.8 million and $537.1 million of 1-4 family mortgage loans in the secondary market, compared to $141.0 million and $291.9 million for the same periods in 2019. Capital market products income decreased compared to both prior periods as a result of lower levels of sales to corporate clients in light of market conditions.
During the third quarter of 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.1 billion as a result of excess liquidity and in response to current market conditions. At the same time, the Company liquidated $159.8 million of securities. As a result of these transactions, $14.3 million of pre-tax securities gains was fully offset by $14.3 million of pre-tax loss on swap terminations. In addition, net securities losses of $1.0 million were recognized during the first nine months of 2020 as a result of repositioning of the Company's securities portfolio due to market conditions.
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2020 and 2019 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Salaries and employee benefits:
Salaries and wages	$53,385	$50,686	5.3	$155,967	$144,597	7.9
Retirement and other employee benefits	11,349	10,795	5.1	35,298	32,949	7.1
Total salaries and employee benefits	64,734	61,481	5.3	191,265	177,546	7.7
Net occupancy and equipment expense(1)	13,736	12,787	7.4	43,079	38,878	10.8
Technology and related costs(1)	10,416	6,960	49.7	28,817	20,358	41.6
Professional services(1)	7,325	8,768	(16.5)	26,595	25,479	4.4
Advertising and promotions	2,688	2,955	(9.0)	8,259	8,494	(2.8)
Net OREO expense	544	381	(42.8)	1,090	1,356	(19.6)
Other expenses	12,374	11,432	8.2	39,652	35,000	13.3
Optimization costs	18,376	—	—	18,376	—	—
Acquisition and integration related expenses	881	3,397	(74.1)	11,602	16,602	(30.1)
Delivering Excellence implementation costs	—	234	(100.0)	—	934	(100.0)
Total noninterest expense	$131,074	$108,395	20.9	$368,735	$324,647	13.6
Optimization costs	(18,376)	—	—	(18,376)	—	—
Acquisition and integration related expenses	(881)	(3,397)	(74.1)	(11,602)	(16,602)	(30.1)
Delivering Excellence implementation costs	—	(234)	(100.0)	—	(934)	(100.0)
Total noninterest expense, adjusted(2)	$111,817	$104,764	6.7	$338,757	$307,111	10.3

(1)Certain reclassifications were made to prior year amounts to conform to the current year presentation.
(2)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense increased 20.9% and 13.6% from the third quarter and first nine months of 2019, respectively. Noninterest expense for all periods presented was impacted by acquisition and integration related expenses. The third quarter and first nine months of 2020 were impacted by optimization costs associated with the retail optimization strategies, and the same periods in 2019 were impacted by costs related to the Delivering Excellence initiative. Excluding these items, noninterest expense for the third quarter and first nine months of 2020, respectively, was $111.8 million and $338.8 million, up 6.7% and 10.3% from the same periods in 2019. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans, decreased to 2.19% and 2.31% for the third quarter and first nine months of 2020, respectively, down 16 basis points and 15 basis points from the third quarter and first nine months of 2019, respectively.

Operating costs associated with the Park Bank transaction contributed to the increase in noninterest expense compared to both prior periods. In addition, operating costs associated with the Bridgeview transaction contributed to the increase in noninterest expense compared to the first nine months of 2019. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, professional services, technology and related costs, and other expenses.
Compared to both prior periods, the increase in salaries and employee benefits was also impacted by merit increases and commissions resulting from sales of 1-4 family mortgage loans in the secondary market, partially offset by lower incentive compensation expenses. In addition, compared to the first nine months of 2019, salaries and employee benefits were impacted by expanded health and welfare benefits related to the pandemic. Expenses from the pandemic contributed to the increase in occupancy and equipment costs compared to both prior periods. Compared to both prior periods, the increase in technology and related costs was impacted by investments in technology, including certain costs associated with the origination of PPP loans. Professional services was positively impacted by lower loan remediation expenses compared to both prior periods. For the first nine months of 2020, professional services were impacted by process enhancements and organizational growth. Compared to both prior periods, other expenses increased as a result of higher servicing fees from purchases of consumer loans and other miscellaneous expenses associated with organizational growth. Other expenses for the first nine months of 2020 was impacted by a negative valuation adjustment on a foreclosed asset.
Optimization costs of $18.4 million for the third quarter and first nine months of 2020 primarily include valuation adjustments associated with retail branch optimization strategies.
Acquisition and integration related expenses for the third quarter and first nine months of 2020 resulted primarily from the Park Bank acquisition. In addition, acquisition and integration related expenses for the first nine months of 2020 were impacted by the Bridgeview acquisitions. For the third quarter and first nine months of 2019, acquisition and integration related expenses resulted from the Northern States Financial Corporation, Northern Oak, and Bridgeview acquisitions.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2020 and 2019 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income tax expense	$36,313	$72,845	$87,633	$197,426
Income tax expense:
Federal income tax expense	$6,323	$13,545	$16,623	$36,544
State income tax expense	2,367	4,755	4,717	13,265
Total income tax expense	$8,690	$18,300	$21,340	$49,809
Effective income tax rate	23.9%	25.1%	24.4%	25.2%
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
The decrease in income tax expense and effective tax rate for the third quarter and nine months ended September 30, 2020 was driven primarily by lower levels of income subject to tax at statutory rates.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2020				As of December 31, 2019
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$13,999	$128	$14,127	0.4	$33,939	$136	$34,075	1.2
U.S. agency securities	658,607	684	659,291	20.1	249,502	(1,078)	248,424	8.6
Collateralized mortgage obligations ("CMOs")	1,532,516	32,467	1,564,983	47.7	1,547,805	9,866	1,557,671	54.2
Other mortgage-backed securities ("MBSs")	624,725	15,476	640,201	19.5	678,804	5,880	684,684	23.8
Municipal securities	226,149	10,651	236,800	7.2	228,632	5,799	234,431	8.2
Corporate debt securities	160,621	3,861	164,482	5.0	112,797	1,304	114,101	4.0
Total securities available-for-sale	$3,216,617	$63,267	$3,279,884	100.0	$2,851,479	$21,907	$2,873,386	100.0
Securities Held-to-Maturity
Municipal securities(1)	$22,193	$139	$22,332		$21,997	$(763)	$21,234
Equity Securities			$55,021				$42,136
(1)Net of $220,000 of allowance for securities held-to-maturity as of September 30, 2020 which was established upon adoption of CECL on January 1, 2020.
Portfolio Composition
As of September 30, 2020, our securities available-for-sale portfolio totaled $3.3 billion, increasing $406.5 million, or 14.1%, from December 31, 2019. The increase from December 31, 2019 was driven primarily by purchases, consisting primarily of U.S. agency securities and CMOs, as well as $136.9 million of securities acquired in the Park Bank transaction and a change in unrealized gains (losses) due to lower market interest rates, which were partially offset by sales, maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of September 30, 2020 and December 31, 2019.
Table 8
Securities Effective Duration Analysis

	As of September 30, 2020			As of December 31, 2019
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.42%	0.44	2.51%	0.66%	0.69	2.27%
U.S. agency securities	4.81%	7.75	2.32%	3.07%	5.50	2.56%
CMOs	3.11%	4.59	2.17%	2.98%	4.59	2.55%
MBSs	2.73%	4.06	2.22%	4.05%	4.94	2.79%
Municipal securities	4.47%	4.52	2.84%	4.35%	4.58	2.77%
Corporate debt securities	2.21%	4.61	2.70%	1.39%	5.63	3.15%
Total securities available-for-sale	3.42%	5.11	2.29%	3.26%	4.75	2.65%
Securities Held-to-Maturity
Municipal securities	3.25%	3.82	4.73%	3.24%	4.09	4.52%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 5.11 years and 3.42%, respectively, as of September 30, 2020, up from 4.75 years and 3.26% as of December 31, 2019. The increase resulted primarily from sales of CMOs and MBSs nearing maturity during the third quarter of 2020.
Realized Gains and Losses
There were $14.3 million and $13.3 million of net securities gains for the third quarter and the first nine months of 2020, respectively, as a result of repositioning of the securities portfolio due to market conditions in the first quarter of 2020 and balance sheet optimization strategies in the third quarter of 2020. There were no securities gains (losses) or impairment charges recognized during the third quarter and first nine months of 2019.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $63.3 million of unrealized gains as of September 30, 2020 compared to $21.9 million of unrealized gains as of December 31, 2019.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 75.8% of total loans as of September 30, 2020. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2020	% of Total Loans	As of December 31, 2019	% of Total Loans	% Change
Commercial and industrial	$4,635,571	31.6	$4,481,525	34.9	3.4
Agricultural	377,466	2.6	405,616	3.2	(6.9)
Commercial real estate:
Office, retail, and industrial	1,950,406	13.3	1,848,718	14.4	5.5
Multi-family	868,293	5.9	856,553	6.7	1.4
Construction	631,607	4.3	593,093	4.6	6.5
Other commercial real estate	1,452,994	9.9	1,383,708	10.8	5.0
Total commercial real estate	4,903,300	33.4	4,682,072	36.5	4.7
Total corporate loans, excluding PPP loans	9,916,337	67.6	9,569,213	74.6	3.6
PPP loans	1,196,538	8.2	—	—	N/M
Total corporate loans	11,112,875	75.8	9,569,213	74.5	13.9
Home equity	827,746	5.7	851,454	6.6	(2.8)
1-4 family mortgages	2,287,555	15.6	1,927,078	15.0	18.7
Installment	425,012	2.9	492,585	3.8	(13.7)
Total consumer loans	3,540,313	24.2	3,271,117	25.4	8.2
Total loans	$14,653,188	100.0	$12,840,330	100.0	14.1

N/M – Not meaningful.
Total loans includes loans originated under the PPP loan program in the second and third quarters of 2020, which totaled $1.2 billion as of September 30, 2020, as well as loans acquired in the Park Bank acquisition in the first quarter of 2020, which totaled $787.8 million as of September 30, 2020. Excluding these loans, total loans were down 1.3% from December 31, 2019. In addition, total corporate loans benefited from growth in commercial and industrial loans as a result of both new production and existing line draws, primarily within our sector-based lending businesses. Overall, corporate loans, excluding PPP loans, were impacted by lower production and line usage and higher paydowns due to current economic conditions as a result of the ongoing pandemic. Growth in consumer loans resulted primarily from strong production and purchases of home equity loans and 1-4 family mortgages, which more than offset prepayments.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 34.2% of total loans, and totaled $5.0 billion at September 30, 2020, an increase of $125.9 million, or 2.6%, from December 31, 2019. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of September 30, 2020 and December 31, 2019.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2020	% of Total	As of December 31, 2019	% of Total
Office, retail, and industrial:
Office	$696,073	14.2	$643,575	13.7
Retail	575,160	11.7	607,712	13.0
Industrial	679,173	13.9	597,431	12.8
Total office, retail, and industrial	1,950,406	39.8	1,848,718	39.5
Multi-family	868,293	17.7	856,553	18.3
Construction	631,607	12.9	593,093	12.7
Other commercial real estate:
Multi-use properties	345,670	7.0	300,488	6.4
Rental properties	302,894	6.2	277,350	5.9
Warehouses and storage	187,176	3.8	166,750	3.6
Hotels	121,241	2.5	127,213	2.7
Restaurants	104,417	2.1	102,341	2.2
Service stations and truck stops	102,826	2.1	114,205	2.4
Recreational	89,379	1.8	89,246	1.9
Other	199,391	4.1	206,115	4.4
Total other commercial real estate	1,452,994	29.6	1,383,708	29.5
Total commercial real estate	$4,903,300	100.0	$4,682,072	100.0
Commercial real estate loans represent 33.4% of total loans, and totaled $4.9 billion at September 30, 2020, increasing $221.2 million, or 4.7%, from December 31, 2019.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 47% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of September 30, 2020. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 173% and construction loans to total capital was 28% as of September 30, 2020. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
As a result of the Company's review of its loan portfolio in connection with the pandemic, certain elevated risk segments were identified in the corporate loan portfolio including recreation and entertainment, hotels, and restaurants, which are included in commercial and industrial loans in addition to commercial real estate loans detailed above. As of September 30, 2020, these elevated risk segments totaled $510 million and approximated 4% of our granular and diverse total loan portfolio, excluding PPP loans.
Consumer Loans
Consumer loans represented 24.2% of total loans, and totaled $3.5 billion at September 30, 2020, an increase of $269.2 million, or 8.2%, from December 31, 2019. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of the Company's review of its loan portfolio in connection with the pandemic, unsecured installment loans, which totaled approximately $240 million and was less than 2% of our total loan portfolio, excluding PPP loans, as of September 30, 2020, were identified as an elevated risk segment in the consumer loan portfolio. These loans are high credit quality, geographically dispersed, and have average loan sizes of less than $9,000, which reduces our risk exposure.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of current expected credit losses inherent in the existing loan portfolio as of September 30, 2020.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 11
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Change in allowance for credit losses
Beginning balance	$247,677	$226,701	$109,222	$110,228	$106,929
Adjustment to apply recent accounting pronouncements(1)	—	—	75,757	—	—
Allowance established for acquired PCD loans	(1,188)	1,250	14,304	—	—
Loan charge-offs:
Commercial, industrial, and agricultural	6,853	5,673	7,066	7,865	7,176
Office, retail, and industrial	1,344	3,092	338	274	293
Multi-family	—	9	10	—	—
Construction	4,889	798	1,808	4	—
Other commercial real estate	1,823	31	308	77	184
Consumer	2,629	4,631	4,400	4,515	3,619
Total loan charge-offs	17,538	14,234	13,930	12,735	11,272
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	1,118	820	1,159	1,051	1,205
Office, retail, and industrial	5	6	9	18	74
Multi-family	—	—	5	439	38
Construction	—	—	—	1	2
Other commercial real estate	70	12	144	64	227
Consumer	602	473	499	562	527
Total recoveries of loan charge-offs	1,795	1,311	1,816	2,135	2,073
Net loan charge-offs	15,743	12,923	12,114	10,600	9,199
Provision for loan losses	15,927	32,649	39,532	9,594	12,498
Increase in reserve for unfunded commitments	200	—	—	—	—
Ending balance	$246,873	$247,677	$226,701	$109,222	$110,228
Total net loan charge-offs, excluding PCD loans(2)	$8,820	$9,090	$10,394	$10,600	$9,199
Allowance for credit losses
Allowance for loan losses	$239,048	$240,052	$219,948	$108,022	$109,028
Allowance for unfunded commitments	7,825	7,625	6,753	1,200	1,200
Total allowance for credit losses	$246,873	$247,677	$226,701	$109,222	$110,228
Allowance for credit losses to loans	1.68%	1.66%	1.62%	0.85%	0.86%
Allowance for credit losses to loans, excluding PPP loans(3)	1.83%	1.80%	1.62%	0.85%	0.86%
Allowance for credit losses to non-accrual loans	171.95%	177.98%	154.64%	132.76%	141.88%
Net loan charge-offs to average loans, annualized	0.42%	0.36%	0.37%	0.33%	0.29%
Net loan charge-offs to average loans, excluding PCD and PPP loans, annualized(2)(3)	0.26%	0.27%	0.32%	0.33%	0.29%
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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $246.9 million or 1.68% of total loans as of September 30, 2020, increasing $137.7 million and $136.6 million compared to December 31, 2019 and September 30, 2019, respectively. Excluding the impact of PPP loans, allowance for credit losses to total loans was 1.83% as of September 30, 2020. Adoption of the CECL standard on January 1, 2020 increased the allowance for credit losses by $75.8 million, which includes $31.6 million attributable to loans and unfunded commitments, $35.7 million for PCD acquired loans, and $8.5 million for non-PCD acquired loans. As a result of the pandemic, a provision for loan losses of $28.0 million, $25.0 million and $10.0 million was recorded in the first, second and third quarters of 2020, respectively. In addition, $14.3 million in allowance for credit losses was established through acquisition accounting adjustments for PCD loans acquired in the Park Bank acquisition in the first quarter of 2020 along with an additional $1.7 million in provision for loan losses on non-PCD loans subsequent to acquisition.
The provision for loan losses was $15.9 million for the quarter ended September 30, 2020, up from $9.6 million for the quarter ended December 31, 2019 and from $12.5 million for the quarter ended September 30, 2019. The increase compared to both prior periods was driven primarily by a provision for loan losses of $10.0 million recorded as a result of the estimated impact of the pandemic.
Net loan charge-offs to average loans, annualized, were 0.42%, or $15.7 million, for the third quarter of 2020, compared to 0.33% for the fourth quarter of 2019 and 0.29% for the third quarter of 2019. Excluding charge-offs on PCD loans, net loan charge-offs to average loans of 0.26% was lower than both prior periods.

Non-performing Assets and Corporate Performing Potential Problem Loans
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q.
Table 12
Loan Portfolio by Performing/Non-performing Status (1)
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of September 30, 2020
Commercial and industrial	$4,580,452	$4,250	$1,003	$49,866	$4,635,571
Agricultural	363,836	337	—	13,293	377,466
Commercial real estate:
Office, retail, and industrial	1,912,640	2,023	502	35,241	1,950,406
Multi-family	865,500	287	73	2,433	868,293
Construction	624,534	538	89	6,446	631,607
Other commercial real estate	1,429,902	4,627	790	17,675	1,452,994
Total commercial real estate	4,832,576	7,475	1,454	61,795	4,903,300
Total corporate loans, excluding PPP loans	9,776,864	12,062	2,457	124,954	9,916,337
PPP loans	1,196,538	—	—	—	1,196,538
Total corporate loans	10,973,402	12,062	2,457	124,954	11,112,875
Home equity	813,420	4,759	19	9,548	827,746
1-4 family mortgages	2,274,546	3,494	445	9,070	2,287,555
Installment	422,916	1,236	860	—	425,012
Total consumer loans	3,510,882	9,489	1,324	18,618	3,540,313
Total loans	$14,484,284	$21,551	$3,781	$143,572	$14,653,188
As of December 31, 2019
Commercial and industrial	$4,438,063	$11,260	$2,207	$29,995	$4,481,525
Agricultural	398,676	628	358	5,954	405,616
Commercial real estate:
Office, retail, and industrial	1,820,502	1,813	546	25,857	1,848,718
Multi-family	853,762	94	—	2,697	856,553
Construction	588,065	4,876	—	152	593,093
Other commercial real estate	1,375,712	2,738	529	4,729	1,383,708
Total commercial real estate	4,638,041	9,521	1,075	33,435	4,682,072
Total corporate loans	9,474,780	21,409	3,640	69,384	9,569,213
Home equity	838,575	4,290	146	8,443	851,454
1-4 family mortgages	1,916,341	5,092	1,203	4,442	1,927,078
Installment	491,406	1,167	12	—	492,585
Total consumer loans	3,246,322	10,549	1,361	12,885	3,271,117
Total loans	$12,721,102	$31,958	$5,001	$82,269	$12,840,330
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
Table 13
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Non-accrual loans, excluding PCD loans(1)(2)	$103,582	$94,044	$97,649	$82,269	$77,692
Non-accrual PCD loans(1)	39,990	45,116	48,950	—	—
Total non-accrual loans	143,572	139,160	146,599	82,269	77,692
90 days or more past due loans, still accruing interest(1)	3,781	3,241	5,052	5,001	4,657
Total non-performing loans	147,353	142,401	151,651	87,270	82,349
Accruing TDRs	841	1,201	1,216	1,233	1,422
Foreclosed assets(3)	15,299	19,024	21,027	20,458	25,266
Total non-performing assets	$163,493	$162,626	$173,894	$108,961	$109,037
30-89 days past due loans(1)	$21,551	$36,342	$81,127	$31,958	$46,171
30-89 days past due loans, excluding PCD loans(1)(2)	$19,042	$34,872	$75,581	$31,958	$46,171
Non-accrual loans to total loans:
Non-accrual loans to total loans	0.98%	0.93%	1.05%	0.64%	0.61%
Non-accrual loans to total loans, excluding PPP loans(1)(2)(4)	1.07%	1.01%	1.05%	0.64%	0.61%
Non-accrual loans to total loans, excluding PCD and PPP loans(1)(2)(4)	0.78%	0.70%	0.71%	0.64%	0.61%
Non-performing loans to total loans:
NPLs to total loans	1.01%	0.95%	1.09%	0.68%	0.64%
NPLs to total loans, excluding PPP loans(1)(2)(4)	1.10%	1.04%	1.09%	0.68%	0.64%
NPLs to total loans, excluding PCD and PPP loans(1)(2)(4)	0.81%	0.72%	0.75%	0.68%	0.64%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	1.11%	1.09%	1.24%	0.85%	0.85%
NPAs to total loans plus foreclosed assets, excluding PPP loans(1)(2)(4)	1.21%	1.18%	1.24%	0.85%	0.85%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(2)(4)	0.93%	0.87%	0.91%	0.85%	0.85%
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
Total non-performing assets represented 1.11% of total loans and foreclosed assets at September 30, 2020, compared to 0.85% and 0.85% at December 31, 2019 and September 30, 2019, respectively. Excluding the impact of PCD and PPP loans, non-performing assets to total loans plus foreclosed assets was 0.93% at September 30, 2020 up 8 basis points from both December 31, 2019 and September 30, 2019, reflective of normal fluctuations that occur on a quarterly basis.

Total 30-89 days past due loans, excluding PCD loans of $19.0 million decreased by $12.9 million and $27.1 million from December 31, 2019 and September 30, 2019, respectively.
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
Table 14
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2020		December 31, 2019		September 30, 2019
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	7	$12,982	9	$16,647	4	$4,793
Commercial real estate:
Office, retail, and industrial	1	2,340	1	3,600	—	—
Multi-family	1	160	1	163	1	165
Other commercial real estate	2	193	1	170	1	173
Total commercial real estate	4	2,693	3	3,933	2	338
Total corporate loans	11	15,675	12	20,580	6	5,131
Home equity	5	154	8	276	9	356
1-4 family mortgages	9	849	6	637	11	1,023
Installment	—	—	4	254	—	—
Total consumer loans	14	1,003	18	1,167	20	1,379
Total TDRs	25	$16,678	30	$21,747	26	$6,510
Accruing TDRs	9	$841	12	$1,233	14	$1,422
Non-accrual TDRs	16	15,837	18	20,514	12	5,088
Total TDRs	25	$16,678	30	$21,747	26	$6,510
Year-to-date charge-offs on TDRs		$8,455		$3,557		$628
Specific allowances related to TDRs		186		2,245		—
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2020, the Company has eligible modifications with outstanding balances totaling $404.6 million.

Adverse Rated Performing Loans
Adverse rated performing loans consist of corporate special mention loans and substandard loans, excluding accruing TDRs, and are considered potential problem loans. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 15
Adverse Rated Performing Loans
(Dollar amounts in thousands)

	As of September 30, 2020			As of December 31, 2019
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$209,457	$148,910	$358,367	$47,665	$78,929	$126,594
Agricultural	21,469	15,027	36,496	32,764	16,071	48,835
Commercial real estate	164,369	147,493	311,862	108,274	93,811	202,085
Total adverse rated performing loans(4)	$395,295	$311,430	$706,725	$188,703	$188,811	$377,514
PCD and PCI adverse rated performing loans included in the totals above(4)	$31,155	$24,465	$55,620	$21,892	$46,207	$68,099
Adverse rated performing loans to corporate loans	3.56%	2.80%	6.36%	1.97%	1.97%	3.95%
Adverse rated performing loans, excluding PPP loans to corporate loans(5)(6)	3.99%	3.14%	7.13%	1.97%	1.97%	3.95%
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
(3)Total adverse rated performing loans excludes accruing TDRs.
(4)Includes PCD adverse rated performing loans, subsequent to the adoption of CECL on January 1, 2020. Prior to the adoption of CECL, included PCI adverse rated performing loans.
(5)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans.
(6)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Adverse rated performing loans to corporate loans was 6.36% at September 30, 2020. Excluding the impact of PPP loans on this metric, adverse rated performing loans to corporate loans was 7.13% compared to 3.95% at December 31, 2019. The increase resulted primarily from the impact of the pandemic on certain borrowers primarily focused in elevated risk sectors that the Company has determined require additional monitoring. These loans exhibit potential or well-defined weaknesses but continue to accrue interest because they are well-secured and collection of principal and interest is expected.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 16
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	September 30, 2020	December 31, 2019	September 30, 2019
Single-family homes	$32	$1,636	$2,319
Land parcels:
Raw land	—	—	—
Commercial lots	3,736	5,178	5,340
Single-family lots	1,542	1,543	1,543
Total land parcels	5,278	6,721	6,883
Multi-family units	—	—	—
Commercial properties	1,242	393	3,226
Total OREO	6,552	8,750	12,428
Other foreclosed assets(1)	8,747	11,708	12,838
Total	$15,299	$20,458	$25,266
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Other foreclosed assets as of September 30, 2020 includes one corporate loan relationship for which the Company has remediation plans in place.
A rollforward of foreclosed assets balances for the quarters and nine months ended September 30, 2020 and 2019 is presented in the following table.
Table 17
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$19,024	$15,313	$20,458	$12,821
Transfers from loans	—	197	121	519
Acquisitions	—	(77)	2,001	6,160
Acquisition accounting adjustment	177	—	(390)	—
Proceeds from sales	(3,809)	(4,194)	(4,862)	(9,430)
(Losses) gains on sales of foreclosed assets	(93)	295	49	648
Valuation adjustments	—	894	(2,078)	1,710
Ending balance	$15,299	$12,428	$15,299	$12,428

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2020 % Change From
	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Demand deposits	$5,631,355	$3,862,157	$3,800,569	45.8	48.2
Savings deposits	2,342,355	2,044,386	2,056,128	14.6	13.9
NOW accounts	2,744,034	2,291,667	2,483,176	19.7	10.5
Money market accounts	2,781,666	2,178,518	2,080,274	27.7	33.7
Core deposits	13,499,410	10,376,728	10,420,147	30.1	29.6
Time deposits	2,254,675	2,792,343	2,836,854	(19.3)	(20.5)
Brokered deposits	47,344	241,560	189,569	(80.4)	(75.0)
Total time deposits	2,302,019	3,033,903	3,026,423	(24.1)	(23.9)
Total deposits	15,801,429	13,410,631	13,446,570	17.8	17.5
Securities sold under agreements to repurchase	127,340	97,843	90,514	30.1	40.7
Federal funds purchased	194,565	114,180	21,456	70.4	806.8
FHLB advances	2,115,017	1,347,303	1,257,109	57.0	68.2
Total borrowed funds	2,436,922	1,559,326	1,369,079	56.3	78.0
Senior and subordinated debt	234,464	233,848	233,642	0.3	0.4
Total funding sources	$18,472,815	$15,203,805	$15,049,291	21.5	22.7
Average interest rate paid on borrowed funds	0.98%	1.17%	1.63%
Weighted-average maturity of FHLB advances	62.9 months	52.4 months	52.1 months
Weighted-average interest rate of FHLB advances	0.77%	1.34%	1.59%
Total average funding sources for the third quarter of 2020 increased $3.3 billion, or 21.5% from the fourth quarter of 2019 and $3.4 billion, or 22.7%, compared to the third quarter of 2019. The increase in total average funding sources compared to both prior periods resulted primarily from the Park Bank transaction in the first quarter of 2020, FHLB advances, and higher customer balances resulting from PPP loan funds and other government stimulus. In addition, the rise in average deposits compared to the fourth quarter of 2019 was impacted by seasonal inflows of municipal deposits.
As of September 30, 2020, the Company had $7.4 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $4.1 billion of the additional funding comprised of $2.1 billion of unencumbered securities and cash, $873.0 million of Federal Reserve availability, and $1.2 billion of available FHLB capacity. In addition, the Company has the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund certain demand for PPP loans. As of September 30, 2020, no amount was outstanding under the PPPLF.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2020		September 30, 2019
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$132,652	0.11	$93,490	0.07
Federal funds purchased	—	—	180,000	0.21
FHLB advances	1,824,528	0.77	1,380,000	1.59
Total borrowed funds	$1,957,180	0.73	$1,653,490	1.33
Average for the year-to-date period:
Securities sold under agreements to repurchase	$120,641	0.10	$103,579	0.08
Federal funds purchased	173,717	0.75	16,223	2.32
FHLB advances	2,009,769	0.93	972,805	1.83
Total borrowed funds	$2,304,127	0.87	$1,092,607	1.67
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$159,751		$122,441
Federal funds purchased	400,000		295,000
FHLB advances	2,420,528		1,547,000
Average borrowed funds totaled $2.3 billion for the third quarter of 2020, increasing by $1.2 billion compared to the same period in 2019. This increase was due primarily to higher levels of FHLB advances and federal funds purchased. The weighted-average rate on borrowed funds for both periods presented was impacted by the hedging of $225.0 million and $510.0 million of borrowed funds as of September 30, 2020 and 2019, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.47% and 1.79% as of September 30, 2020 and 2019, respectively. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of September 30, 2020, no amount was outstanding under the facility.
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
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank as "well-capitalized" were exceeded as of September 30, 2020 and December 31, 2019.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2020
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	September 30, 2020	December 31, 2019
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.19%	11.28%	10.50%	$105,292	10.00%	$181,092
Tier 1 capital to risk-weighted assets	10.17%	10.51%	8.50%	$253,515	8.00%	$329,315
CET1 to risk-weighted assets	10.17%	10.51%	7.00%	$480,915	6.50%	$556,715
Tier 1 capital to average assets	7.52%	8.79%	4.00%	$722,313	5.00%	$517,363
Company regulatory capital ratios
Total capital to risk-weighted assets	14.06%	12.96%	10.50%	$542,409	10.00%	$618,490
Tier 1 capital to risk-weighted assets	11.48%	10.52%	8.50%	$453,162	6.00%	$833,564
CET1 to risk-weighted assets	9.97%	10.52%	7.00%	$451,631	N/A	N/A
Tier 1 capital to average assets	8.50%	8.81%	4.00%	$694,901	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.43%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.90%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets	7.30%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets, excluding PPP loans	7.77%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.84%	10.51%	N/A	N/A	N/A	N/A
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
The Company's total and Tier 1 capital ratios increased compared to December 31, 2019 as a result of retained earnings, the issuance of preferred stock, and the mix of risk-weighted assets. In addition, all Company capital ratios were impacted by the approximately 50 basis point decrease due to the Park Bank acquisition, and 15 basis point decrease due to stock repurchases in the first quarter of 2020. The Company elected CECL transition relief for regulatory capital which retained approximately 30 basis points of CET1 and Tier 1 capital as of September 30, 2020.
In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March of 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 30 basis points of CET1 and Tier 1 capital as of September 30, 2020. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accord with GAAP.

The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Issuance of Preferred Stock
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.0 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchase Program
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaced the prior $180 million program, which was scheduled to expire in March 2020. The Company suspended repurchases in March as it shifted its capital deployment strategy in response to the pandemic. Prior to the suspension, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the nine months ended September 30, 2020.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the third quarter of 2020, which is consistent with the second quarter of 2020 and third quarter of 2019. This dividend represents the 151st consecutive cash dividend paid by the Company since its inception in 1983.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding accumulated other comprehensive income (loss) ("AOCI"), to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, adjusted, non-accrual loans, excluding PCD loans, 30-89 days past due loans, excluding PCD loans, non-accrual loans to total loans, excluding PPP loans, non-accrual loans to total loans, excluding PCD and PPP loans, non-performing loans to total loans, excluding PPP loans, non-performing loans to total loans, excluding PCD and PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans, net loan charge-offs, excluding PCD loans, and net loan charge-offs to average loans, excluding PPP loans, net loan charge-offs to average loans, excluding PCD and PPP loans, adverse rated performing loans to average corporate loans, excluding PPP loans, and adverse rated performing loans to average corporate loans, excluding PCD and PCI loans.
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include Delivering Excellence implementation costs (nine months ended September 30, 2019), optimization costs (nine months ended September 30, 2020), net securities gains (nine months ended September 30, 2020), termination of swaps (nine months ended September 30, 2020), and acquisition and integration related expenses associated with completed and pending acquisitions (all periods). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes Delivering Excellence implementation costs, acquisition and integration related expenses, and optimization costs. Management believes that excluding these items from noninterest expense may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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
The Company presents non-accrual loans, 30-89 days past due loans, non-accrual loans to total loans, non-performing loans to total loans, non-performing assets to total loans plus foreclosed assets, net loan charge-offs, net loan charge-offs to average loans, and CPPPLs to average corporate loans, all excluding PCD and/or PPP loans. Management believes excluding PCD and PPP loans is useful as it facilitates better comparability between periods as prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due and non-accrual loan totals and the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals and an allowance for credit losses on PCD loans is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. The Company began originating PPP loans during the second quarter of 2020 and the loans are expected to be forgiven by the Small Business Administration ("SBA") if the applicable criteria are met. Additionally, management believes excluding PCD and PPP loans from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
EPS
Net income	$27,623	$54,545	$66,293	$147,617
Preferred dividends	(4,033)	—	(5,070)	—
Net income applicable to non-vested restricted shares	(236)	(465)	(615)	(1,257)
Net income applicable to common shares	23,354	54,080	60,608	146,360
Adjustments to net income:
Optimization costs	18,376	—	18,376	—
Tax effect of optimization costs	(4,594)	—	(4,594)	—
Swap termination costs	14,285	—	14,285	—
Tax effect of swap termination costs	(3,571)	—	(3,571)	—
Acquisition and integration related expenses	881	3,397	11,602	16,602
Tax effect of acquisition and integration related expenses	(220)	(849)	(2,900)	(4,151)
Net securities gains	(14,328)	—	(13,323)	—
Tax effect of net securities gains	3,582	—	3,331	—
Delivering Excellence implementation costs	—	234	—	934
Tax effect of Delivering Excellence implementation costs	—	(59)	—	(234)
Total adjustments to net income, net of tax	14,411	2,723	23,206	13,151
Net income applicable to common shares, adjusted	$37,765	$56,803	$83,814	$159,511
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,160	109,281	112,079	107,852
Dilutive effect of common stock equivalents	276	381	322	394
Weighted-average diluted common shares outstanding	113,436	109,662	112,401	108,246
Basic EPS	$0.21	$0.49	$0.54	$1.36
Diluted EPS	$0.21	$0.49	$0.54	$1.35
Diluted EPS, adjusted	$0.33	$0.52	$0.75	$1.47
Return on Average Assets
Net income	$27,623	$54,545	$66,293	$147,617
Total adjustments to net income, net of tax(1)	14,411	2,723	23,206	13,151
Net income, adjusted	$42,034	$57,268	$89,499	$160,768
Average assets	$21,526,695	$17,699,180	$20,271,140	$16,709,797
Return on average assets(2)(3)	0.51%	1.22%	0.44%	1.18%
Return on average assets, adjusted(1)(2)(3)	0.78%	1.28%	0.59%	1.29%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$23,354	54,080	$60,608	$146,360
Intangibles amortization	2,810	2,750	8,400	7,737
Tax effect of intangibles amortization	(703)	(688)	(2,100)	(1,934)
Net income applicable to common shares, excluding intangibles amortization	25,461	56,142	66,908	152,163
Total adjustments to net income, net of tax(1)	14,411	2,723	23,206	13,151
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$39,872	$58,865	$90,114	$165,314
Average stockholders' common equity	$2,444,594	$2,327,279	$2,434,358	$2,236,402
Less: average intangible assets	(938,712)	(877,069)	(920,180)	(837,850)
Average tangible common equity	$1,505,882	$1,450,210	$1,514,178	$1,398,552
Return on average common equity(2)(3)	3.80%	9.22%	3.33%	8.75%
Return on average common equity, adjusted(1)(2)(3)	6.15%	9.68%	4.60%	9.54%
Return on average tangible common equity(2)(3)	6.73%	15.36%	5.90%	14.55%
Return on average tangible common equity, adjusted(1)(2)(3)	10.53%	16.10%	7.95%	15.80%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Efficiency Ratio Calculation
Noninterest expense	$131,074	$108,395	$368,735	$324,647
Less:
Net OREO expense	(544)	(381)	(1,090)	(1,356)
Optimization costs	(18,376)	—	(18,376)	—
Acquisition and integration related expenses	(881)	(3,397)	(11,602)	(16,602)
Delivering Excellence implementation costs	—	(234)	—	(934)
Total	$111,273	$104,383	$337,667	$305,755
Tax-equivalent net interest income(2)	$143,821	$152,019	$434,938	$443,643
Noninterest income	40,585	42,951	112,938	116,383
Less:
Swap termination costs	14,285	—	14,285	—
Net securities gains	(14,328)	—	(13,323)	—
Total	$184,363	$194,970	$548,838	$560,026
Efficiency ratio	60.36%	53.54%	61.52%	54.60%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	September 30, 2020	December 31, 2019
Tangible Common Equity
Stockholders' equity	$2,433,671	$2,370,793
Less: goodwill and other intangible assets	(935,801)	(875,262)
Tangible common equity	1,497,870	1,495,531
Less: AOCI	(25,749)	1,954
Tangible common equity, excluding AOCI	$1,472,121	$1,497,485
Total assets	$21,088,143	$17,850,397
Less: goodwill and other intangible assets	(935,801)	(875,262)
Tangible assets	20,152,342	16,975,135
Less: PPP loans	(1,196,538)	—
Tangible assets	$18,955,804	$16,975,135
Risk-weighted assets	$15,216,075	$14,225,444
Tangible common equity to tangible assets	7.43%	8.81%
Tangible common equity to tangible assets, excluding PPP loans	7.90%	8.81%
Tangible common equity, excluding AOCI, to tangible assets	7.30%	8.82%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.77%	8.82%
Tangible common equity to risk-weighted assets	9.84%	10.51%

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 48% of the loan portfolio consisted of fixed rate loans and 52% were floating rate loans as of September 30, 2020, compared to 49% and 51% at December 31, 2019. See Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of September 30, 2020, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 79% of the total compared to 21% for floating rate interest-bearing deposits in other banks, compared to 97% of the total compared to 3% for the floating rate interest-bearing deposits in other banks at December 31, 2019. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $877.0 million, or 12%, of the floating rate loan portfolio as of September 30, 2020 and was not meaningful as of December 31, 2019. On the liability side of the balance sheet, 86% and 77% of deposits as of September 30, 2020 and December 31, 2019 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2020
Dollar change	$113,033	$75,762	$37,774	$(15,474)
Percent change	20.6%	13.8%	6.9%	(2.8)%
As of December 31, 2019
Dollar change	$59,842	$40,687	$21,525	$(32,217)
Percent change	10.3%	7.0%	3.7%	(5.6)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of September 30, 2020 would increase net interest income by $37.8 million, or 6.9%, over the next twelve months compared to no change in interest rates. This same measure was $21.5 million, or 3.7%, as of December 31, 2019.
Overall, interest rate risk volatility as of September 30, 2020 compared to December 31, 2019 was higher due to an increase in balance sheet liquidity and reduced funding needs, as well as the impact of declining market interest rates which limits our capacity to lower interest-bearing deposit rates further.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At September 30, 2020, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
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
The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company's business, financial condition, liquidity, capital and results of operations. The extent to which the pandemic will continue to negatively affect the Company's business, financial condition, liquidity, loans, asset quality, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of the Company's control, including the scope and duration of the pandemic, including the possibility of resurgence of the pandemic after initial abatement, the continued effectiveness of the Company's business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the pandemic on the Company's employees, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the pandemic.
Among other things, the pandemic has contributed to, and is likely to continue to contribute to:
•Increased unemployment and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many industries, including, but not limited to, hotels and hospitality, restaurants, entertainment, transportation and commercial real estate.
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
In addition, our own business operations are at risk of disruption if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic, or if we are unable to keep our branches open, including because of risk of infection. We have already taken action to reduce operating hours and lobby services at certain of our branches.
Governmental authorities have taken unprecedented measures both to contain the spread of the pandemic, including shelter in place orders, business limitations and other shutdowns, which have severely restricted economic activity, and to provide economic assistance to individuals and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as payment deferrals on mortgage and other loans, suspension of certain foreclosures, repossessions and other loan collection activity, continuation of certain fee assistance programs and other client accommodations may have a negative impact on the Company's business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the pandemic on our borrowers, or if such measures exacerbate the effects of the pandemic on our borrowers, we may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic and actions governmental authorities take in response to the pandemic. Furthermore, various government programs such as the PPP are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the pandemic or the effect the spread of COVID-19 as a global pandemic may have. As a result of the pandemic, the Company has experienced and may continue to experience draws on lines of credit, reduced net interest income and net interest margin, reduced revenues in its fee-based businesses, and increased client defaults, including defaults on unsecured loans, resulting in overall declines in credit quality and higher credit loss expense. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and the Company anticipates that its businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company's business, financial condition, liquidity, capital, loans, asset quality or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in the 2019 10-K and the Company's other filings made with the SEC, as well as in other sections of those reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the third quarter of 2020. On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding shares of common stock through December 31, 2021. The Company suspended stock repurchases in March as it shifted its capital deployment strategy in response to the pandemic.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2020	888	$12.00	—	$188,458,427
August 1 - August 31, 2020	432	11.96	—	188,458,427
September 1 - September 30, 2020	1,353	11.07	—	188,458,427
Total	2,673	$11.52	—

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
Date: November 3, 2020
* Duly authorized to sign on behalf of the registrant.