Form 10-K
period 2020-12-31
FIRST MIDWEST BANCORP INC
filed 2021-03-01
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-39320
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2020, determined using a per share closing price on that date of $13.35, as quoted on the NASDAQ Stock Market, was $1,491,452,869.
As of February 24, 2021, there were 114,666,891 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

FIRST MIDWEST BANCORP, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
First Midwest Bancorp, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation incorporated in 1982 and headquartered in Chicago, Illinois and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's common stock, $0.01 par value per share ("common stock"), is listed on the NASDAQ Stock Market and trades under the symbol "FMBI." The Company also has two series of depositary shares that represent interests in its preferred stock that are listed on the NASDAQ Stock Market and trade under the symbols "FMBIP" and "FMBIO." The Company maintains a philosophy that focuses on helping its customers achieve financial success through its long-standing commitment to delivering highly-personalized service. The Company has grown and expanded its market footprint by opening new locations, growing existing locations, enhancing its internet and mobile capabilities, and acquiring financial institutions, branches, and non-banking organizations.
Our principal subsidiary, First Midwest Bank (the "Bank"), is an Illinois state-chartered bank and provides a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 115 banking locations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa.

Company profile as of December 31, 2020:

Milwaukee/SE Wisconsin
Wisconsin
McHenry & Lake Counties
Iowa
Chicago
Quad Cities
NW Indiana
Joliet
Knox County
Indiana
Illinois
Vermilion & Champaign Counties
DeKalb County

◆	Total assets: $20.8 billion

◆	One of Illinois' largest independent publicly-
traded bank holding companies

◆	Broad Midwestern reach

◆	Experienced acquirer

◆	NASDAQ: FMBI, FMBIP, FMBIO

During 2020, the Company's business and operations were impacted by the economic disruption caused by the COVID-19 pandemic (the "pandemic") and the resulting governmental responses, reflected in a higher provision for loan losses and lower net interest and noninterest income. In addition, as a result of the pandemic, the Company experienced higher paydowns on loans due to excess borrower liquidity due to various government stimuli. In response to the ongoing pandemic, we are temporarily offering several programs and services to support our clients. For additional discussion of the pandemic and its impact on the Company, see additional disclosure throughout Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Subsidiaries
The Company is responsible for the overall conduct, direction, and performance of its subsidiaries. In addition, the Company provides various services to its subsidiaries, establishes policies and procedures, and provides other resources as needed, including capital. As of December 31, 2020, the following were the Company's primary subsidiaries:
First Midwest Bank
The Bank, including through its predecessors, has provided banking services for over 80 years and offers a variety of financial products and services that are designed to meet the financial needs of the customers and communities it serves. As of December 31, 2020, the Bank had total assets of $20.7 billion, total loans of $14.8 billion, and total deposits of $16.5 billion.
The Bank operates the following wholly-owned subsidiaries:

•First Midwest Equipment Finance Co. ("FMEF"), an Illinois corporation providing equipment loans and leases and commercial financing alternatives to traditional bank financing.
•First Midwest Securities Management, LLC, a Delaware limited liability company managing certain of the Bank's investment securities.
•Synergy Property Holdings, LLC, an Illinois limited liability company managing the majority of the Bank's other real estate owned ("OREO") properties.
•First Midwest Holdings, Inc., a Delaware corporation managing certain of the Bank's investment securities, principally municipal obligations, and providing corporate management services to its wholly-owned subsidiary, FMB Investments Ltd., a Bermuda corporation. FMB Investments Ltd. manages investment securities.
Premier Asset Management LLC
Premier Asset Management LLC ("Premier"), an Illinois limited liability company, is a registered investment adviser under the Investment Advisers Act of 1940. Premier provides investment advisory and wealth management services to individual and institutional customers.
Northern Oak Wealth Management, Inc.
Northern Oak Wealth Management, Inc. ("Northern Oak"), a Wisconsin corporation, is a registered investment adviser under the Investment Advisers Act of 1940. Northern Oak provides investment advisory and wealth management services to individual and institutional customers.
First Midwest Capital Trust I, Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, Northern States Statutory Trust I, Bridgeview Statutory Trust I, Bridgeview Capital Trust II
First Midwest Capital Trust I, a Delaware statutory business trust, was formed in 2003. Great Lakes Statutory Trust II, Great Lakes Statutory Trust III, Northern States Statutory Trust I, and Bridgeview Capital Trust II are Delaware statutory business trusts and Bridgeview Statutory Trust I is a Connecticut statutory business trust that were all acquired through acquisitions. These trusts were established for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.
These trusts qualify as variable interest entities for which the Company is not the primary beneficiary. Consequently, the accounts of those entities are not consolidated in the Company's financial statements. However, the combined $90.7 million of trust-preferred securities held by the six trusts as of December 31, 2020 are included in the Company's Tier 2 capital for regulatory capital purposes. For additional discussion of the regulatory capital treatment of trust-preferred securities, see the section of this Item 1 titled "Capital Requirements" below.
Segments
The Company has one reportable segment. The Company's chief operating decision maker evaluates the operations of the Company using consolidated information for the purposes of allocating resources and assessing performance.
Our Business
The Bank has been in the business of commercial and consumer banking for over 80 years, attracting deposits, making loans, and providing treasury and wealth management services. The Bank operates in the most active and diverse markets in Illinois, including the metropolitan Chicago market and central and western Illinois. The Bank's other market areas include southeastern Wisconsin, northwestern Indiana, and eastern Iowa. These areas encompass urban, suburban, and rural markets, and contain a diversified mix of industry groups.
No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. The Bank does not engage in any sub-prime lending, nor does it engage in investment banking activities.
Deposit and Retail Services
The Bank offers a full range of deposit products and services, including checking, NOW, money market, and savings accounts and various types of short and long-term certificates of deposit. These products are tailored to our market areas and are offered at competitive rates. In addition to these products, the Bank offers debit and automated teller machine ("ATM") cards, credit cards, internet and mobile banking, telephone banking, and financial education services.

Corporate and Consumer Lending
The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans, primarily to businesses and residents in the Bank's market areas. From time to time, the Bank purchases certain corporate, residential mortgage, and other consumer loans. In addition to originating and purchasing loans, the Bank offers capital market products to commercial customers, which include derivatives and interest rate risk mitigation products. The Bank's largest category of lending is commercial real estate, followed by commercial and industrial. For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
Commercial and Industrial and Agricultural Loans – The Bank provides commercial and industrial loans to small and middle market businesses generally within the Bank's market areas. Our broad range of financing products includes supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. The Bank provides agricultural loans to meet seasonal production, equipment, and farm real estate borrowing needs of individual and corporate crop and livestock producers. The Bank also provides these commercial and industrial and agricultural loan products to customers outside of its primary market area that fall within the Bank's credit guidelines.
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
Consumer Loans – Consumer loan products include mortgages, home equity lines and loans, personal loans, specialty loans, and consumer secured and unsecured loans. These products are provided to the residents who live and work within the Bank's market areas, as well as customers outside of its primary market area that fall within the Bank's credit guidelines.
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

Year of Acquisition	Acquisition Target
2020	Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank.
2019	Bridgeview Bancorp, Inc. ("Bridgeview"), the holding company for Bridgeview Bank Group, and Northern Oak, a registered investment adviser.
2018	Northern States Financial Corporation ("Northern States"), the holding company for NorStates Bank.
2017	Standard Bancshares, Inc. ("Standard"), the holding company for Standard Bank and Trust Company, and Premier, a registered investment adviser.
2016	NI Bancshares Corporation ("NI Bancshares"), the holding company for The National Bank & Trust Company of Sycamore.
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
Our Colleagues and Culture
The Company faces competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend on its ability to attract new employees and retain and motivate existing employees. As of December 31, 2020, the Company and its subsidiaries employed a total of 2,074 full-time equivalent employees.
Anchored in our vision, mission, and values, First Midwest drives business performance and accelerates economic and social momentum by investing in our colleagues, clients, and the communities we serve. The Company understands that its employees are its most valued asset and recognizes that an engaged and supported workforce is key to driving success for both the Company's business and its clients. In order to attract and retain the best talent, the Company offers competitive compensation and a range of high-quality benefits that enable its employees to achieve their health, lifestyle and financial goals. Those benefits include medical, dental, vision, life and disability insurance, parental leave, family medical leave and paid time off, savings and profit-sharing retirement programs, income protection benefits, adoption assistance, tuition reimbursement, and matching individual charitable gifts. In response to the COVID-19 pandemic (the "pandemic"), the Company supplemented its employee support programs, including, among other things, maintaining pay levels notwithstanding reductions in hours and operations, payment of bonus and pay premiums for those working on-site, enhancing health insurance programs and 401(k)

plan benefits, expanding paid time off programs, enhancing health and safety protocols and procedures, and instituting regular town halls and other communication channels to ensure employees stayed informed.
The Company is committed to employee engagement and talent development. The Company periodically conducts formal engagement surveys and also conducts shorter pulse surveys between each engagement survey. Feedback from these surveys is used to identify and refine the Company’s actions and priorities. The Company also maintains a robust learning management system to build critical skills and enhance employee talent, as well as a leadership development program. Underlying the Company’s commitment to employees is the Company’s commitment to diversity, equity and inclusion ("DEI"). The Company has instituted a formal DEI program, including, among other things, training programs and listening sessions, led by the Company’s Head of Corporate Social Responsibility and Diversity Equity and Inclusion.
In 2020, the Company again was recognized as with one of the Chicago Tribune Top Places to Work and was the highest ranked commercial bank among large companies as a result of its efforts to create a supportive and inclusive work environment for its employees.
Intellectual Property
Intellectual property is important to the success of our business. We own a variety of trademarks, service marks, trade names, and logos and spend time and resources maintaining our intellectual property portfolio. We control access to our intellectual property through licenses, confidentiality procedures, non-disclosure agreements with third-parties, employment agreements, and other contractual arrangements protecting our intellectual property.
Supervision and Regulation
The Bank is an Illinois state-chartered bank and a member of the Federal Reserve System. The Board of Governors of the Federal Reserve System (the "Federal Reserve") has the primary federal authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities, including the Federal Deposit Insurance Corporation ("FDIC"), which insures deposits, and the United States ("U.S.") Department of the Treasury (the "Treasury"), which enforces money laundering and currency transaction regulations. As a public company, the Company is also subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC") and the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Premier and Northern Oak, our registered investment advisers, are also subject to the regulatory authority of the SEC, including under the Investment Company Act of 1940, as amended.
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
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the BHC Act or the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a bank holding company to acquire another bank or for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (the "CRA"), fair housing laws and other laws, including consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
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
Community Reinvestment Act of 1977
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and communities. Federal regulators, which in the case of the Bank is the Federal Reserve, conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. Bank regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. As of its last examination report issued in September 2020, the Bank received a rating of "outstanding," the highest rating available. The Bank has received an overall "outstanding" rating in each of its CRA performance evaluations since 1998. In December 2019, the Office of the Comptroller of the Currency (the "OCC") and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve's CRA regulations. The effects on the

Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA's regulations and their impact to the Company's financial condition, results of operations, or liquidity.
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
In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. Similar laws may in the future be adopted by states where the Company does business. Furthermore, privacy and data protection areas are expected to receive additional attention at the Federal level. The potential effects of state or Federal privacy and data protection laws on the Company's business cannot be determined at this time, and will depend both on whether such laws are adopted by states in which the Company does business and/or at the Federal level and the requirements imposed by any such laws.
Bank Secrecy Act and USA PATRIOT Act
The Bank Secrecy Act ("BSA") and USA PATRIOT Act require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these requirements could have serious financial, legal, and reputational consequences, including the imposition of civil money penalties or causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and related regulations impose significant obligations on the Company, compliance with which has resulted, and will continue to result, in significant operating costs.
Enhanced Prudential Standards – The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 ("EGRRCPA"), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $100 billion of total consolidated assets, the Dodd Frank Act's enhanced prudential standards generally are not applicable to the Company. Prior to the passage of EGRRCPA, Federal Reserve rules required publicly traded bank holding companies with $10 billion or more of total consolidated assets to establish risk committees. The Company established a risk committee in accordance with this requirement. In October 2019, the Federal Reserve adopted a rule that tailors the application of the enhanced prudential standards to BHCs pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. Pursuant to the final rules, publicly traded bank holding companies with between $10 billion and $50 billion of total consolidated assets, including the Company, are no longer required to maintain a risk committee. The Company has determined that it will nevertheless retain its Board and management risk committees.
Consumer Financial Protection – The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as an independent unit within the Federal Reserve. The powers of the CFPB currently include primary enforcement and exclusive supervision authority for federal consumer financial laws over insured depository institutions with assets of $10 billion or more, such as the Bank, and their affiliates. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
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
Interchange Fees – The Company is subject to interchange fee limitations that establish a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as the Bank, for processing electronic payment transactions. Additional Federal Reserve rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Volcker Rule - The so-called "Volcker Rule" issued under the Dodd-Frank Act restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Capital Requirements
The Company and the Bank are each required to comply with certain risk-based capital and leverage requirements under capital rules (the "Basel III Capital Rules") adopted by the Federal Reserve. These rules implement the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.
Under the Basel III Capital Rules, the Company and the Bank are required to maintain the following:
•A minimum ratio of Common equity Tier 1 capital ("CET1") to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
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
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that include, for example, goodwill, other intangible assets and deferred tax assets that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. The Company and the Bank, as non-advanced approaches banking organizations as classified under the Basel III Capital Rules, made a one-time permanent election to exclude the effects of certain accumulated other comprehensive income (loss) ("AOCI") items included in shareholders' equity under U.S. generally accepted accounting principles ("GAAP") in determining regulatory capital ratios.
In November 2017, the federal bank regulators issued a final rule that extended certain transition provisions related to the capital treatment for certain deferred tax assets, mortgage servicing rights, investments in non-consolidated financial entities, and minority interests for banking organizations that are not subject to the advanced approaches framework under the Basel III Capital Rules, such as the Company and the Bank, until January 1, 2020 when final rules to simplify the regulatory treatment of those items took effect (the "Capital Simplification Rules").
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes. As of December 31, 2020, the Bank's capital ratios were all in excess of the minimum requirements for "well-capitalized" status.

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
In January 2021, the Illinois General Assembly passed the Illinois Community Reinvestment Act ("Illinois CRA"). The Illinois CRA requires covered institutions to meet the financial needs of communities in which their offices, branches, and other facilities are located, consistent with the institution’s safety and soundness. The IDFPR has been granted authority to conduct examinations to assess compliance with the Illinois CRA and to assign banks a rating as to such compliance. The IDFPR also has been granted authority to establish rules consistent with the purposes of the Illinois CRA, which have not yet been issued. Management is evaluating the Illinois CRA and its applicability to the Bank.
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
Because the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. However, the Company is subject to other regulatory policies and requirements related to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve and the IDFPR are authorized to determine that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment under certain circumstances related to the financial condition of a bank or bank holding company. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarterly) for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.
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
Employee Incentive Compensation
Under regulatory guidance applying to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and the Bank). These proposed rules have not been finalized.
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
In December 2020, the United States federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and a state member bank, such as the Bank, would be required to notify the Federal Reserve within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects on the Company and the Bank will depend on the final form of the rule and how it is implemented.
Future Legislation and Regulation
In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies that may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, increase the Company's expenses, decrease the Company's revenue, limit or expand permissible activities or change the activities in which the Company chooses to engage, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company.
AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC, and we make this information available free of charge on the investor relations section of our website at www.firstmidwest.com/investorrelations. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our website or are available in print upon the request of any stockholder to our Corporate Secretary:
•Restated Certificate of Incorporation.
•Amended and Restated By-Laws.
•Charters for our Audit, Compensation, Enterprise Risk, and Nominating and Corporate Governance Committees.
•Related Party Transaction Policy.
•Corporate Governance Guidelines.
•Code of Ethics and Standards of Business Conduct (the "Code of Conduct"), which governs our directors, officers, and employees.
•Code of Ethics for Senior Financial Officers.
As required by the SEC and the NASDAQ Stock Market, we will post on our website any amendment to the Code of Conduct and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code of Conduct). In addition, our website includes information concerning purchases and sales of our securities by our executive officers and directors. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. GAAP and general practices within the banking industry. We post on our website any disclosure relating to non-GAAP financial measures (as defined in the SEC's Regulation G) that we use in our written and oral statements.
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
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate ("LIBOR"), or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority ("FCA") announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in "new" contracts as soon as practicable and in any event by December 31, 2021. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
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
In particular, economic weakness in real estate and related markets could increase the Company's lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. In addition, the pandemic and the resulting restrictions on individual and economic activity adversely affected the Company's borrowers, including consumer unsecured installment loans, and certain industries more than others, including recreation and entertainment, hotels, and restaurants.
As of December 31, 2020, the Company's loan portfolio consisted of 33.5% of commercial and industrial and agricultural loans, 32.7% of commercial real estate loans, and 28.5% of consumer loans. The deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion related to corporate and consumer loans.
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
The Company maintains an allowance for credit losses at a level believed adequate to absorb estimated losses expected in its existing loan portfolio. The level of the allowance for credit losses reflects management's continuing evaluation of industry concentrations, specific credit risks, credit loss experience, current loan portfolio quality, current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in competitive, legal, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside of the Company's control, may require an increase in the allowance for credit losses, as occurred as a result of the pandemic. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs based on judgments different from those of management. Furthermore, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company's financial condition and results of operations. See Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for further discussion related to the Company's process for determining the appropriate level of the allowance for credit losses.
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
The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted by law. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2020, the Company's subsidiaries had deposits and other liabilities of $18.3 billion.
The Company could experience an unexpected inability to obtain needed liquidity.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. A substantial majority of our liabilities are demand deposits, savings deposits, NOW accounts and money market accounts, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. The Company seeks to ensure its funding needs are met by maintaining an adequate level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, or if there are unforeseen outflows of cash or collateral, it could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company's external financial statements. These changes are beyond the Company's control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition. For example, on January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard, commonly referred to as "CECL," changed the existing incurred loss model in GAAP for recognizing credit losses and instead required companies to reflect their estimate of current expected credit losses over the life of the financial assets. As a result of the adoption of CECL, the Company recognized $76.0 million of allowance for credit losses and a reduction to retained earnings of $26.8 million after-tax for which the Company elected to phase in the day-one effects on capital in accordance with regulatory guidance. It is also possible that the Company's ongoing reported earnings and lending activity could be negatively impacted in future periods as a result of CECL.
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
The Company's accounting estimates and risk management processes rely on analytical and forecasting models, which reflect assumptions that may not be accurate.
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
The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business operations and store sensitive data. As the Company's reliance on technology systems increases, including as a result of work-from-home arrangements such as those implemented in response to the pandemic, the potential risks of technology-related operation interruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. In addition, information security risks, have generally increased in recent years, and continue to increase, in part because of the proliferation of new technologies, the implementation of work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cyber incidents can result from unintentional events or from deliberate attacks including, among other things, (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing potentially debilitating operational disruptions, (ii) causing denial-of-service attacks on websites, or (iii) intelligence gathering and social engineering aimed at obtaining information. Cyber-attacks can originate from a variety of sources and the techniques used are increasingly sophisticated.
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
The confidential information of the Company's customers (including user names, passwords, and other personally identifiable information) may also be jeopardized from the compromise of customers' personal electronic devices or as a result of a data security breach at an unrelated company. Losses due to unauthorized account activity could harm the Company's reputation and may have a material adverse effect on the Company's business, financial condition and results of operations.

Disruptions or breaches of third-party systems that the Company depends on for processing and handling Company records and data could have a material adverse effect on the Company.
The Company relies on software developed by third-party vendors to process various Company transactions. In some cases, the Company has contracted with third-parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendors over these programs in accordance with industry and regulatory standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third-party vendor, or the third-party vendor's vendor, fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's business, financial condition, and results of operations.
Failure to keep pace with technological change could have a material adverse effect on the Company.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company's operations. Many of the Company's competitors, as well as larger financial institutions, have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services, or do so as quickly as its competitors or other larger financial institutions, which could reduce its ability to effectively compete. In addition, the necessary process of updating technology can itself lead to disruptions in availability or functioning of systems. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition, and results of operations.
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
The Company faces substantial competition in all areas of its operations from a variety of different competitors, including traditional competitors that may be larger and have more financial resources and non-traditional competitors that may be subject to fewer regulatory constraints and may have lower cost structures. Traditional competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisers, mutual funds, insurance companies, and other financial intermediaries. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as loans, automatic fund transfer and automatic payment systems. In particular, the activity and prominence of so-called marketplace lenders, FinTech companies, and other technology-driven financial services companies have grown significantly over recent years and are expected to continue growing.
The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes, illiquidity in the credit markets, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a FHC, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services, than the Company can offer. In addition, legislative or regulatory changes could lead to increased competition in the financial services sector. For example, recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively.
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
•Continuing to hire and retain skilled employees.
Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability. This, in turn, could have a material adverse effect on the Company's business, financial condition, and results of operations.
The Company's business has been, and in the future may be, adversely affected by conditions in the financial markets, the geographic areas in which the Company operates, and economic conditions generally.
The Company's financial performance depends to a large extent on the business environment in the Chicago market, the states of Illinois, Wisconsin, Indiana, and Iowa, and the U.S. as a whole. In particular, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans, and the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions are generally characterized by declines in economic growth, business activity, or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, or a combination of these or other factors.
Unfavorable or uncertain economic and market conditions can result from a wide array of economic and non-economic factors. For example, during and after the so-called "Great Recession," the suburban metropolitan Chicago market, the states of Illinois, Wisconsin, Indiana, and Iowa, and the U.S. as a whole experienced a downward economic cycle, including a significant recession. Since the recession, economic growth has been slow and uneven and there are significant concerns regarding the fiscal affairs and status of the State of Illinois and the City of Chicago. More recently, the pandemic and governmental responses to it have resulted in decreased economic growth and business activity and investor confidence, increased unemployment and market and economic volatility, including due to stay-at-home orders, restrictions on the operations of businesses and general public sentiment around health and safety. While there are signs of economic recovery, both before and since the pandemic, there can be no assurance that economic conditions will continue to improve and conditions may instead worsen. The economic conditions in the State of Illinois and City of Chicago could also encourage businesses operating in or residents living in these areas to leave the state or discourage employers from starting or growing their businesses in or moving their businesses to the state, which could have a material adverse effect on the Company's business, financial condition, and results of operations.
Periods of increased volatility in financial and other markets, such as those experienced recently with regard to the pandemic, oil and other commodity prices and current rates, concerns over European sovereign debt risk, trade policies and tariffs affecting other countries, including China, the European Union, Canada, and Mexico and retaliatory tariffs by such countries, and those that may arise from global and political tensions can have a direct or indirect negative impact on the Company and our customers and introduce greater uncertainty into credit evaluation decisions and prospects for growth. Economic pressure on consumers and uncertainty regarding continuing economic improvement may also result in changes in consumer and business spending, borrowing and saving habits.
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
In addition, deterioration in market or economic conditions could have an adverse effect, which may be material, on the Company's ability to access capital and on its business, financial condition, and results of operations.
The Company's business, financial condition, liquidity, capital and results of operations have been, and may continue to be, adversely affected by the pandemic.
The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company's business, financial condition, liquidity, loans, asset quality, capital and results of operations. The extent to which the pandemic will continue to negatively affect the Company will depend on future developments that are highly uncertain and cannot be predicted and many of which are outside of the Company's control. These future developments may include the scope and duration of the pandemic, the possibility of future resurgences of the pandemic, the continued effectiveness of the Company's business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the pandemic on the Company's employees, clients, counterparties and service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the pandemic, and the effectiveness and public acceptance of any vaccines for COVID-19.
Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020, many of the circumstances that arose or became more pronounced after the onset of the pandemic persist, including:
•Increased unemployment and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many industries, including, but not limited to, recreation and entertainment, hotels, and restaurants, as well as across consumer unsecured installment loans.
•A decrease in the rates and yields on U.S. Treasury securities, which may lead to further decreased net interest income.
•Volatility in financial and capital markets, interest rates and exchange rates.
•Declines in collateral values.
•Increased demands on capital and liquidity, leading the Company temporarily to suspend purchases of its common stock in order to more fully allocate towards client needs.
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
•Disruptions to business operations experienced by counterparties and service providers.
•Increased risk of business disruption if our employees are unable to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic.
•Decreased demands for our products and services.
As a result, our credit, operational and certain other risks are generally expected to remain elevated until the pandemic subsides. Depending on the duration and severity of the pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur.

Governmental authorities have taken unprecedented measures both to contain the spread of the pandemic and to provide economic assistance to individuals and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, some measures, such as payment deferrals on loans, suspension of certain foreclosures, repossessions and other loan collection activity, continuation of certain fee assistance programs and other client accommodations may have a negative impact on the Company's business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the pandemic on our borrowers, or if such measures exacerbate the effects of the pandemic on our borrowers, we may also experience higher rates of default and increased credit losses in future periods. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic and actions governmental authorities take in response to the pandemic. Furthermore, various government programs such as the U.S. Small Business Administration's Paycheck Protection Program ("PPP") are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the pandemic or the effect the spread of COVID-19 as a global pandemic may have. As a result of the pandemic, the Company has experienced and may continue to experience draws on lines of credit, reduced net interest income and net interest margin, reduced revenues in its fee-based businesses, and increased client defaults, including defaults on unsecured loans, resulting in overall declines in credit quality and higher credit loss expense. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and the Company anticipates that its businesses could be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company's business, financial condition, liquidity, capital, loans, asset quality or results of operations, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section of the Form 10-K.
Turmoil in the financial markets could result in lower fair values for the Company's investment securities.
Major disruptions in the capital markets experienced over the past decade have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of the Company's investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in the recognition of impairment, which could have a material adverse effect on the Company's business, financial condition, and results of operations.
Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of impairment or total loss, which could have a material adverse effect on the Company's business, financial condition, and results of operations.
Damage to the Company's reputation could adversely affect the Company's ability to attract and maintain customers, investors, and employees.
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
We are subject to changes in tax law, which could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. Furthermore, the benefits of changes to tax laws that have decreased our effective tax rate, such as the Tax Cuts and Jobs Act ("federal income tax reform") may be reversed by future changes to tax law. In addition, to the extent that any change in tax law decreases our effective tax rate, some or all of this benefit could be lost if the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Such changes may have a long-term negative effect on borrowing as customers fund their activities with additional cash flow from lower taxes or if borrowing becomes less attractive due to, for example, changes in the ability to deduct interest expense, which could increase the cost of borrowing.
Legal/Compliance Risks
The Company and the Bank are subject to extensive government regulation and supervision and possible enforcement and other legal action.
The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not holders of our common stock. These regulations affect many aspects of the Company's business operations, lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, policies, and other supervisory guidance for possible changes. Changes to statutes, regulations, regulatory policies, or other supervisory guidance, including changes in the interpretation or implementation of those regulations or policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. These changes could subject the Company to additional costs, limit the types of financial products and services the Company may offer, limit the activities it is permitted to engage in, and increase the ability of non-banks to offer competing financial products and services. Failure to comply with laws, regulations, policies, or other regulatory guidance could result in civil or criminal sanctions, enforcement actions by regulatory agencies, fines and civil money penalties, and damage to the Company's reputation. Government authorities, including bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities. Any of these actions could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Supervision and Regulation" in Item 1, "Business," and Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
The Company's business may be adversely affected in the future by the passage and implementation of legal and regulatory changes regarding banks and financial institutions.
There have been significant revisions to the laws and regulations applicable to financial institutions that recently have been enacted or proposed. In some cases, these and other rules to implement the changes have yet to be finalized, and the final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remain uncertain. See "Supervision and Regulation" in Item 1, "Business" of this Form 10-K for a discussion of several significant elements of the regulatory framework applicable to us, including recent regulatory developments.
The Company has incurred, and may in the future incur, significant expenses in connection with any change to applicable legal and regulatory requirements, including the hiring of additional compliance, legal, or other personnel, and design and implementation of additional internal controls. Changes in law or regulation could also result in increased competition. In addition, the Company expects that it will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or control of one or both houses of Congress and public sentiment regarding financial institutions. The Company is unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to the Company's supervision or regulation could significantly affect the Company's ability to conduct certain of its businesses in a cost-effective manner, restrict the type of activities in which the Company is permitted to engage, affect the Company's business strategy (including the ability to return capital) or subject the Company to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could significantly increase our costs, limit our growth opportunities, or affect our strategies and business operations, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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
From time to time we are subject to claims, litigation, and other legal or regulatory proceedings relating to our business. These claims, litigation and proceedings may pertain to, among other things, fiduciary responsibilities, contract claims, employment matters, compliance with law or regulations, or the general operation of the Company's business. Currently, there are certain proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any claim, litigation or other proceeding is inherently uncertain, the Company's management believes that any liabilities arising from these pending matters would be immaterial based on information currently available. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition or results of operations. For a detailed discussion on current legal proceedings, see Item 3, "Legal Proceedings," and Note 21 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Acquisitions by financial institutions, including by the Company, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals is complex and can be difficult. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company may have with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. The Company may fail to pursue, evaluate, or complete strategic and competitively significant acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, or the pandemic could also cause the Company's common stock price to decrease regardless of operating results.

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
The Company's fourth quarter 2020 cash dividend was $0.14 per share. The Company has not established a minimum dividend payment level, and the amount of its dividend, if any, may fluctuate. All dividends will be made at the discretion of the Company's Board of Directors (the "Board") and will depend on the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.
In addition, the Federal Reserve issued Federal Reserve Supervision and Regulation Letter SR 09-4, which reiterates and heightens expectations that bank holding companies inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.
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
The Board is authorized to issue one or more series of preferred stock from time to time without any action on the part of the Company's stockholders. The Board also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Company's common stock with respect to dividends or upon the Company's dissolution, winding-up, liquidation, and other terms. In 2020, the Company issued $230.5 million of 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock. If the Company issues additional preferred stock in the future that has a preference over the Company's common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company's common stock, the rights of holders of the Company's common stock or the market price of the Company's common stock could be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located at 8750 West Bryn Mawr Avenue, Suite 1300, Chicago, Illinois, and are leased from an unaffiliated third-party. The Company conducts business through 115 banking locations largely located in various communities throughout the greater Chicago metropolitan area, as well as southeast Wisconsin, northwest Indiana, central and western Illinois, and eastern Iowa. Approximately 70%, of the Company's banking locations are leased and 30% are owned.
The Company operates 184 ATMs through a third-party, most of which are housed at our banking locations. Some ATMs are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.
The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information regarding premises and equipment is presented in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
At December 31, 2020, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any liabilities arising from any pending legal proceedings will have a material adverse effect on the Company's business, financial condition, or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded under the symbol "FMBI" in the NASDAQ Global Select Market tier of the NASDAQ Stock Market. As of December 31, 2020, there were 2,091 stockholders of record, a number that does not include beneficial owners who hold shares in "street name" (or stockholders from previously acquired companies that had not yet exchanged their stock).

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$16.16	$14.04	$16.33	$23.19	$23.64	$21.89	$21.99	$23.68
Low	10.38	10.38	10.31	11.44	18.48	18.29	19.39	19.43
Cash dividends declared per common share	0.14	0.14	0.14	0.14	0.14	0.14	0.14	0.12
Payment of future dividends is within the discretion of the Board and will depend on the Company's earnings, capital requirements, financial condition, dividends from the Bank to the Company, regulatory requirements, and such other factors as the Board may deem relevant from time to time. The Board makes the dividend determination on a quarterly basis. Further discussion of the Company's approach to the payment of dividends is included in the "Management of Capital" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
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

Stock Performance Graph
The graph below illustrates the cumulative total return (defined as stock price appreciation assuming the reinvestment of all dividends) to holders of the Company's common stock compared to a broad-market total return equity index, the NASDAQ Composite, and a published industry total return equity index, the KBW NASDAQ Regional Banking index ("^KRX"), over a five-year period.
Comparison of Five-Year Cumulative Total Return Among
First Midwest Bancorp, Inc., the NASDAQ Composite and the ^KRX(1)

	2015	2016	2017	2018	2019	2020
First Midwest Bancorp, Inc.	$100.00	$139.43	$134.90	$113.43	$135.49	$97.66
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
^KRX	100.00	133.91	134.88	108.89	135.96	125.05
(1)Assumes $100 invested on December 31, 2015 with the reinvestment of all related dividends.
To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such acts.

Issuer Purchases of Equity Securities
The following table summarizes the Company's monthly common stock purchases during the fourth quarter of 2020. On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding shares of common stock through December 31, 2021. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions or through accelerated share repurchase programs. The timing, pricing and amount of any repurchases under the program will be determined by the Company’s management in its discretion. The Company suspended stock repurchases under this program in March 2020 as it shifted its capital deployment strategy in response to the pandemic.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2020	308	$11.90	—	$188,458,427
November 1 – November 30, 2020	686	14.11	—	188,458,427
December 1 – December 31, 2020	—	—	—	188,458,427
Total	994	$13.43	—

(1)Consists of shares acquired pursuant to the Company's Board-approved stock repurchase program and the Company's share-based compensation plans. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of the results of operations and financial condition of the Company for each of the five years in the period ended December 31, 2020 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements, and accompanying notes thereto, and other financial information included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and results of operations is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016
Results of Operations (Amounts in thousands, except per share data)
Net income	$107,898	$199,738	$157,870	$98,387	$92,349
Net income applicable to common shares	97,795	198,057	156,558	97,471	91,306
Per Common Share Data
Basic earnings per common share	$0.87	$1.83	$1.52	$0.96	$1.14
Diluted earnings per common share	0.87	1.82	1.52	0.96	1.14
Diluted earnings per common share, adjusted(1)	1.18	1.98	1.67	1.35	1.22
Common dividends declared	0.56	0.54	0.45	0.39	0.36
Book value at year end	21.52	21.56	19.32	18.16	15.46
Tangible book value at year end(1)	13.36	13.60	11.88	10.81	10.95
Market price at year end	15.92	23.06	19.81	24.01	25.23
Performance Ratios
Return on average common equity	4.01%	8.74%	8.14%	5.32%	7.38%
Return on average common equity, adjusted(1)	5.46%	9.50%	8.91%	7.45%	7.86%
Return on average tangible common equity	7.02%	14.50%	13.87%	9.44%	10.77%
Return on average tangible common equity, adjusted(1)	9.36%	15.71%	15.13%	13.06%	11.45%
Return on average assets	0.53%	1.17%	1.07%	0.70%	0.84%
Return on average assets, adjusted(1)	0.70%	1.28%	1.17%	0.98%	0.90%
Tax-equivalent net interest margin(1)	3.18%	3.90%	3.90%	3.87%	3.60%
Tax-equivalent net interest margin, adjusted(1)	3.02%	3.67%	3.75%	3.59%
Non-performing loans ("NPLs") to total loans	1.00%	0.68%	0.57%	0.68%	0.78%
NPLs to total loans, excluding purchased credit deteriorated ("PCD") and PPP loans(1)	0.83%	0.68%	0.57%	0.68%	0.78%
Non-performing assets ("NPAs") to total loans plus foreclosed assets	1.11%	0.85%	0.70%	0.89%	1.12%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)	0.96%	0.85%	0.70%	0.89%	1.12%
Balance Sheet Highlights
Total assets	$20,838,678	$17,850,397	$15,505,649	$14,077,052	$11,422,555
Total loans	14,751,232	12,840,330	11,446,783	10,437,812	8,254,145
Total loans, excluding PPP loans	13,965,669	12,840,330	11,446,783	10,437,812	8,254,145
Deposits	16,012,464	13,251,278	12,084,112	11,053,325	8,828,603
Subordinated debt	234,768	233,948	203,808	195,170	194,603
Stockholders' equity	2,690,006	2,370,793	2,054,998	1,864,874	1,257,080
Financial Ratios
Allowance for credit losses to total loans	1.67%	0.85%	0.90%	0.93%	1.06%
Allowance for credit losses to total loans, excluding PCD and PPP loans(1)	1.57%	0.85%	0.90%	0.93%	1.06%
Net charge-offs to average loans	0.36%	0.31%	0.38%	0.21%	0.24%
Net charge-offs to average loans, excluding PCD and PPP loans(1)	0.24%	0.31%	0.38%	0.21%	0.24%
Total capital to risk-weighted assets	14.14%	12.96%	12.62%	12.15%	12.23%
Tier 1 capital to risk-weighted assets	11.55%	10.52%	10.20%	10.10%	9.90%
CET1 to risk-weighted assets	10.06%	10.52%	10.20%	9.68%	9.39%
Tier 1 capital to average assets	8.91%	8.81%	8.90%	8.99%	8.99%
Tangible common equity to tangible assets	7.67%	8.81%	8.59%	8.33%	8.05%
Dividend payout ratio	64.37%	29.51%	29.61%	40.63%	31.58%
Dividend payout ratio, adjusted(1)	47.46%	27.27%	26.95%	28.89%	29.51%
(1)This ratio is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the "Non-GAAP Financial Information and Reconciliations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois with operations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, eastern Iowa, and other markets in the Midwest. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 115 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing banking and wealth management solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the three years ended December 31, 2020 and Consolidated Statements of Financial Condition as of December 31, 2020 and 2019. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 8 of this Form 10-K.
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
A quarterly summary of operations for the years ended December 31, 2020 and 2019 is included in the section of this Item 7 titled "Quarterly Earnings."
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2021, the performance of our loan or securities portfolio, the expected amount of future credit allowances or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, acquisition transactions, estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions. These statements are subject to certain risks, uncertainties, and assumptions. These risks, uncertainties, and assumptions include, among other things, the following:
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
•Governmental monetary and fiscal policies and legislative and regulatory changes that may result in the imposition of costs and constraints through, for example, higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital or liquidity requirements, operational limitations, or compliance costs.
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
Statements relating to the pandemic and its continued effects may also be forward-looking statements. The pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, capital, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect our revenues, the values of our assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility.
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

ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
On January 1, 2020, the Company adopted the current expected credit losses accounting standard ("CECL"), which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering our current estimate of all expected credit losses. Adoption of this standard on January 1, 2020 increased the allowance for credit losses by $76 million, which includes $32 million attributable to loans and unfunded commitments and $44 million attributable to PCD and non-PCD acquired loans. For additional discussion of adopted accounting pronouncements, see Note 2 of "Notes to the Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.
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
We have experienced, and may continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP") and have funded approximately $1.2 billion of these loans through the end of 2020. PPP loans have been funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are temporarily offering several programs and services to support our clients, including:
•Consumer, mortgage, and auto loan payment deferrals;
•Small business payment deferrals;
•Consumer and small business fee assistance programs;
•A suspension of foreclosure and repossession actions; and
•A wide range of financial accommodations for our commercial clients based on individual circumstances.
We have included additional disclosure throughout this Item 7 in this Form 10-K regarding the impact of the pandemic, including with respect to our loan portfolio, income, and funding and liquidity.
We have modified our operations to comply with governmental restrictions and public health authority guidelines. The majority of our non-client facing colleagues are working remotely. A majority of our branches remain open for business through drive-up services with certain branches open for walk-in lobby traffic. For those colleagues who work on-site, they are subject to enhanced health and safety protocols.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. We have expanded our paid time off programs and have added health and welfare benefits for all colleagues, including emergency medical and hardship loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
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
For additional information regarding the risks associated with the pandemic and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part I, Item 1A of this Form 10-K.
OPTIMIZATION STRATEGIES
During the third quarter of 2020, the Company initiated certain actions that include optimizing its retail branch network and delivery model through the consolidation of 17 branches, or approximately 15% of its branch network, which will be completed in early 2021. These actions reflect First Midwest's commitment to best meet the evolving needs and preferences of its clients and resulted in pre-tax costs of $19.9 million in 2020 associated with valuation adjustments related to locations identified for consolidation due to their close proximity to another branch, modernization of our ATM network, advisory fees, employee severance, and other expenses associated with locations identified for consolidation. These costs are recorded in optimization costs within noninterest expense and are expected to be earned back in approximately 2 years.
During the second half of 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.6 billion, as well as reduced a portion of the borrowed funds related to the terminated swaps. In addition during the third quarter of 2020, the Company liquidated $159.8 million of securities. As a result of these transactions, $31.9 million of pre-tax losses on swap terminations were partly offset by $14.3 million of pre-tax securities gains, with both items recorded within noninterest income. These actions are expected to positively impact future net interest income along with reducing high levels of excess liquidity.
ACQUISITIONS
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers, the holding company for Park Bank, based in Milwaukee Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $687.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $60.6 million associated with the acquisition was recorded by the Company. Park Bank merged into First Midwest Bank and all operating systems were converted to our operating platform in the second quarter of 2020.
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
ISSUANCE OF PREFERRED STOCK
During the second quarter of 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.2 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
STOCK REPURCHASES
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaced the prior $180 million program, which was scheduled to expire in March 2020. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions or through accelerated share repurchase programs. The timing, pricing and amount of any repurchases under the program will be determined by the Company’s management in its discretion. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.
The Company suspended stock repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. Prior to this action, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during 2020 under both the current and prior stock repurchase programs.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Operating Results
Interest income	$651,318	$698,739	$582,492
Interest expense	71,669	110,257	65,870
Net interest income	579,649	588,482	516,622
Provision for loan losses	98,615	44,027	47,854
Noninterest income	140,653	162,879	144,592
Noninterest expense	486,706	441,395	416,303
Income before income tax expense	134,981	265,939	197,057
Income tax expense	27,083	66,201	39,187
Net income	$107,898	$199,738	$157,870
Preferred dividends	(9,119)	—	—
Net income applicable to non-vested restricted shares	(984)	(1,681)	(1,312)
Net income applicable to common shares	$97,795	$198,057	$156,558
Weighted-average diluted common shares outstanding	112,702	108,584	102,854
Diluted earnings per common share	$0.87	$1.82	$1.52
Diluted earnings per common share, adjusted(1)	$1.18	$1.98	$1.67
Performance Ratios
Return on average common equity	4.01%	8.74%	8.14%
Return on average common equity, adjusted(1)	5.46%	9.50%	8.91%
Return on average tangible common equity	7.02%	14.50%	13.87%
Return on average tangible common equity, adjusted(1)	9.36%	15.71%	15.13%
Return on average assets	0.53%	1.17%	1.07%
Return on average assets, adjusted(1)	0.70%	1.28%	1.17%
Tax-equivalent net interest margin(1)(2)	3.18%	3.90%	3.90%
Tax-equivalent net interest margin, adjusted(1)(2)	3.02%	3.67%	3.75%
Efficiency ratio(1)	60.84%	55.00%	57.87%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
(2)See the section of this Item 7 titled "Earnings Performance" below for additional discussion and calculation of this metric.

	As of December 31,
	2020	2019	$ Change	% Change
Balance Sheet Highlights
Total assets	$20,838,678	$17,850,397	$2,988,281	16.7
Total loans	14,751,232	12,840,330	1,910,902	14.9
Total deposits	16,012,464	13,251,278	2,761,186	20.8
Core deposits	14,002,139	10,217,824	3,784,315	37.0
Loans to deposits	92.1%	96.9%
Core deposits to total deposits	87.4%	77.1%
Asset Quality Highlights
Non-accrual loans, excluding PCD loans(1)(2)	$109,957	$82,269	$27,688	33.7
Non-accrual PCD loans(1)	32,568	—	32,568	N/M
Total non-accrual loans	142,525	82,269	60,256	73.2
90 days or more past due loans, still accruing interest(1)	4,395	5,001	(606)	(12.1)
Total NPLs	146,920	87,270	59,650	68.4
Accruing troubled debt restructurings ("TDRs")	813	1,233	(420)	(34.1)
Foreclosed assets(3)	16,671	20,458	(3,787)	(18.5)
Total NPAs	$164,404	$108,961	$55,443	50.9
30-89 days past due loans(1)	$40,656	$31,958	$8,698	27.2
NPAs to loans plus foreclosed assets	1.11%	0.85%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(2)(5)	0.96%	0.85%
Allowance for Credit Losses
Allowance for credit losses	$247,042	$109,222	$137,820	126.2
Allowance for credit losses to total loans(4)	1.67%	0.85%
Allowance for credit losses to total loans, excluding PPP loans(4)(5)	1.77%	0.85%
Allowance for credit losses to non-accrual loans	173.33%	132.76%
N/M – Not meaningful.
(1)Prior to the adoption of CECL on January 1, 2020, purchased credit impaired ("PCI") loans with accretable yield were considered current and were not included in past due loan totals. In addition, PCI loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loans totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as PCI, as PCD loans are no longer recorded net of credit-related acquisition adjustment.
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
(4)Prior to the adoption of CECL on January 1, 2020, this ratio included acquired loans that were recorded at fair value through an acquisition adjustment netted in loans. Subsequent to adoption, an allowance for credit losses on acquired loans is established as of the acquisition date and the acquired loans are no longer recorded net of credit-related acquisition adjustment.
(5)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020, 2019, and 2018, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details differences in interest income and expense from prior years and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Other interest-earning assets	$825,076	$3,016	0.37	$206,206	$4,893	2.37	$142,202	$2,047	1.44
Securities:
Equity - taxable	49,830	664	1.33	38,430	624	1.62	30,140	505	1.68
Investment securities - taxable	2,927,013	69,740	2.38	2,405,269	65,668	2.73	1,946,759	50,339	2.59
Investment securities - nontaxable(1)	243,349	8,165	3.36	249,830	8,413	3.37	232,309	5,060	2.18
Total securities	3,220,192	78,569	2.44	2,693,529	74,705	2.77	2,209,208	55,904	2.53
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	138,649	4,073	2.94	98,724	3,421	3.47	81,434	2,747	3.37
Loans, excluding PPP loans(1)(2)	13,424,377	542,526	4.04	12,197,917	620,592	5.09	10,921,795	526,068	4.82
PPP loans(1)	775,883	27,564	3.55	—	—	—	—	—	—
Total loans(1)(2)	14,200,260	570,090	4.01	12,197,917	620,592	5.09	10,921,795	526,068	4.82
Total interest-earning assets(1)(2)	18,384,177	655,748	3.57	15,196,376	703,611	4.63	13,354,639	586,766	4.39
Cash and due from banks	268,508			220,944			196,709
Allowance for loan losses	(223,582)			(109,880)			(101,039)
Other assets	1,995,668			1,699,621			1,351,272
Total assets	$20,424,771			$17,007,061			$14,801,581
Liabilities and Stockholders' Equity
Savings deposits	$2,274,406	476	0.02	$2,054,572	1,220	0.06	$2,031,001	1,464	0.07
NOW accounts	2,586,268	2,851	0.11	2,280,956	10,573	0.46	2,088,317	6,566	0.31
Money market deposits	2,650,331	5,674	0.21	1,995,196	13,481	0.68	1,794,363	5,409	0.30
Total interest-bearing core deposits	7,511,005	9,001	0.12	6,330,724	25,274	0.40	5,913,681	13,439	0.23
Time deposits	2,453,901	29,241	1.19	2,890,827	52,324	1.81	1,979,530	24,335	1.23
Total interest-bearing deposits	9,964,906	38,242	0.38	9,221,551	77,598	0.84	7,893,211	37,774	0.48
Borrowed funds	2,142,651	19,176	0.89	1,210,246	18,228	1.51	946,536	15,388	1.63
Subordinated debt	234,363	14,251	6.08	223,148	14,431	6.47	197,564	12,708	6.43
Total interest-bearing liabilities	12,341,920	71,669	0.58	10,654,945	110,257	1.03	9,037,311	65,870	0.73
Demand deposits	5,146,520			3,772,276			3,600,369
Total funding sources	17,488,440		0.41	14,427,221		0.76	12,637,680		0.52
Other liabilities	368,879			312,487			241,374
Stockholders' equity	2,567,452			2,267,353			1,922,527
Total liabilities and stockholders' equity	$20,424,771			$17,007,061			$14,801,581
Tax-equivalent net interest income/margin(1)		584,079	3.18		593,354	3.90		520,896	3.90
Tax-equivalent adjustment		(4,430)			(4,872)			(4,274)
Net interest income (GAAP)		$579,649			$588,482			$516,622
Impact of acquired loan accretion(1)		$29,508	0.16		$35,578	0.23		$19,548	0.15
Tax-equivalent net interest income/margin, adjusted(1)		$554,571	3.02		$557,776	3.67		$501,348	3.75
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
(2)Non-accrual loans, which totaled $142.5 million as of December 31, 2020, $82.3 million as of December 31, 2019, and $56.9 million as of December 31, 2018, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the section of this Item 7 titled "Non-Performing Assets and Performing Potential Problem Loans."

2020 Compared to 2019
Net interest income was $579.6 million for 2020 compared to $588.5 million for 2019, a decrease of 1.5%. The decrease in net interest income resulted primarily from lower market rates on loans and securities primarily as a result of the pandemic and lower acquired loan accretion, partially offset by growth in loans and securities, the acquisition of interest-earning assets from the Park Bank transaction in March 2020, interest income and fees on PPP loans, and lower cost of funds.
Acquired loan accretion contributed $29.5 million and $35.6 million to net interest income for 2020 and 2019, respectively.
Tax-equivalent net interest margin was 3.18% for 2020, down 72 basis points from 2019. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 3.02%, down 65 basis points from 2019. The decrease was driven primarily by lower interest rates on loans and securities primarily as a result of the pandemic, lower yields on PPP loans, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds.
Total average interest-earning assets were $18.4 billion for 2020, an increase of $3.2 billion, or 21.0%, from 2019. The increase resulted from the Park Bank transaction, loan growth, PPP loans, securities purchases, and a higher balance of other interest-earning assets. In addition, the full year impact of the Bridgeview transaction in May 2019 contributed to the increase.
Total average interest-bearing liabilities were $12.3 billion for 2020, an increase of $1.7 billion, or 15.8%, from 2019. The increase resulted from deposits assumed in the Park Bank and Bridgeview transactions, FHLB advances, and higher customer balances resulting from PPP funds and other government stimulus.
2019 Compared to 2018
Net interest income was $588.5 million for 2019 compared to $516.6 million for 2018, an increase of 13.9%. The rise in net interest income resulted primarily from growth in loans and securities, the impact of higher market rates on loan and security yields, higher acquired loan accretion, and the acquisition of interest-earning assets from the Bridgeview transaction and the Northern States transaction in October of 2018, partially offset by higher cost of funds.
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

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2020 compared to 2019			2019 compared to 2018
	Volume	Rate	Total	Volume	Rate	Total
Other interest-earning assets	$14,686	$(16,563)	$(1,877)	$1,169	$1,677	$2,846
Securities:
Equity – taxable	101	(61)	40	134	(15)	119
Investment securities – taxable	9,857	(5,785)	4,072	12,395	2,934	15,329
Investment securities – nontaxable(2)	(218)	(30)	(248)	407	2,946	3,353
Total securities	9,740	(5,876)	3,864	12,936	5,865	18,801
FHLB and FRB stock	1,045	(393)	652	597	77	674
Loans, excluding PPP loans(2)	157,231	(235,297)	(78,066)	63,892	30,632	94,524
PPP loans(2)	16,502	11,062	27,564	—	—	—
Loans(2)	173,733	(224,235)	(50,502)	63,892	30,632	94,524
Total tax-equivalent interest income(2)	199,204	(247,067)	(47,863)	78,594	38,251	116,845
Savings deposits	144	(888)	(744)	22	(266)	(244)
NOW accounts	1,643	(9,365)	(7,722)	642	3,365	4,007
Money market deposits	4,429	(12,236)	(7,807)	655	7,417	8,072
Total interest-bearing core deposits	6,216	(22,490)	(16,273)	1,319	10,516	11,835
Time deposits	(7,067)	(16,016)	(23,083)	13,827	14,162	27,989
Total interest-bearing deposits	(851)	(38,506)	(39,356)	15,146	24,678	39,824
Borrowed funds	1,984	(1,036)	948	3,662	(822)	2,840
Subordinated debt	939	(1,119)	(180)	1,644	79	1,723
Total interest expense	2,072	(40,661)	(38,588)	20,452	23,935	44,387
Tax-equivalent net interest income(2)	$197,132	$(206,406)	$(9,275)	$58,142	$14,316	$72,458
(1)For purposes of this table, changes that are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.
(2)Interest income and yields on tax-exempt securities and loans are presented on a tax-equivalent basis, assuming the applicable federal income tax rate of 21%. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."

Noninterest Income
A summary of noninterest income for the three years ended December 31, 2020 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2020	2019	2018	2020-2019	2019-2018
Wealth management fees	$50,688	$48,337	$43,512	4.9	11.1
Service charges on deposit accounts	42,059	49,424	48,715	(14.9)	1.5
Mortgage banking income	21,115	10,105	7,094	109.0	42.4
Card-based fees, net(1)	16,150	18,133	17,024	(10.9)	6.5
Capital market products income	6,961	13,931	7,721	(50.0)	80.4
Other service charges, commissions, and fees	10,576	11,363	10,890	(6.9)	4.3
Total fee-based revenues	147,549	151,293	134,956	(2.5)	12.1
Other income(3)	11,633	11,586	9,636	0.4	20.2
Swap termination costs	(31,852)	—	—	N/M	N/M
Net securities gains(2)	13,323	—	—	N/M	N/M
Total noninterest income	$140,653	$162,879	$144,592	(13.6)	12.6
N/M – Not meaningful.
(1)Card-based fees, net consists of debit and credit card interchange fees for processing transactions as well as various fees on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks, as well as the related cardholder expense.
(2)For a discussion of this item, see the section of this Item 7 titled "Investment Portfolio Management."
(3)Other income consists primarily of BOLI income, safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
2020 Compared to 2019
Total noninterest income was $140.7 million, decreasing by 13.6% compared to 2019. Excluding the impact of swap termination costs and net securities gains, total noninterest income of $159.2 million decreased 2.3% compared to 2019. Record wealth management fees resulted from a higher market environment and continued sales of fiduciary and investment advisory services to new and existing clients. The decrease in services charges on deposit accounts, net card-based fees, and other service charges, commissions and fees compared to 2019 was due primarily to the impact of lower transaction volumes and the fee assistance programs offered to our clients as a result of the pandemic. Capital market products income decreased compared to 2019 as a result of lower levels of sales to corporate clients in light of market conditions. Record mortgage banking income for 2020 resulted from sales of $812.7 million of 1-4 family mortgage loans in the secondary market compared to $464.9 million during 2019. In addition, mortgage banking income for 2020 was positively impacted by market pricing on sales 1-4 family mortgage loans.
During 2020, the Company terminated longer term interest rate swaps with notional amounts of $1.6 billion due to excess liquidity and in response to market conditions. As a result of these transactions, $31.9 million of pre-tax losses on swap terminations were recorded. In addition, the Company liquidated securities during 2020, which resulted in $13.3 million of pre-tax net securities gains to partially offset the loss on swap terminations.
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

Noninterest Expense
A summary of noninterest expense for the three years ended December 31, 2020 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2020	2019	2018	2020-2019	2019-2018
Salaries and employee benefits:
Salaries and wages	$211,917	$197,640	$181,164	7.2	9.1
Retirement and other employee benefits	45,728	42,879	43,104	6.6	(0.5)
Total salaries and employee benefits	257,645	240,519	224,268	7.1	7.2
Net occupancy and equipment expense	57,081	51,818	48,875	10.2	6.0
Technology and related costs	39,822	27,787	24,824	43.3	11.9
Professional services	35,019	36,428	31,636	(3.9)	15.1
Amortization of other intangible assets	11,207	10,481	7,444	6.9	40.8
FDIC premiums	11,093	8,353	10,584	32.8	(21.1)
Advertising and promotions	10,109	11,561	9,248	(12.6)	25.0
Net OREO expense	1,196	2,436	1,162	(50.9)	109.6
Other expenses	30,203	28,995	28,236	4.2	2.7
Optimization costs	19,869	—	—	N/M	—
Acquisition and integration related expenses	13,462	21,860	9,613	(38.4)	127.4
Delivering Excellence implementation costs	—	1,157	20,413	(100.0)	(94.3)
Total noninterest expense	$486,706	$441,395	$416,303	10.3	6.0
Optimization costs	$(19,869)	$—	$—	N/M	—
Acquisition and integration related expenses	(13,462)	(21,860)	(9,613)	(38.4)	127.4
Delivering Excellence implementation costs	—	(1,157)	(20,413)	(100.0)	(94.3)
Total noninterest expense, adjusted(1)	$453,375	$418,378	$386,277	8.4	8.3
N/M – Not meaningful.
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
2020 Compared to 2019
Total noninterest expense for 2020 increased 10.3% compared to 2019. Noninterest expense for 2020 was impacted by optimizations costs and acquisition and integration related expenses; 2019 was impacted by acquisition and integration related expenses and costs related to the Delivering Excellence initiative. Excluding these items, noninterest expense for 2020 was up 8.4%, from 2019, which resulted in an efficiency ratio of 61% for 2020 compared to 55% for 2019. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans, decreased 15 basis points to 2.31% for 2020.
Operating costs associated with the Park Bank and Bridgeview transactions completed in the first quarter of 2020 contributed to the increase in noninterest expense compared to 2019. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, technology and related costs, professional services, and other expenses.
The increase in salaries and employee benefits compared to 2019 was driven primarily by merit increases, higher commissions resulting from sales of 1-4 family mortgage loans in the secondary market, and expanded health and welfare benefits related to the pandemic, partially offset by lower incentive compensation. Expenses from the pandemic contributed to the increase in occupancy and equipment costs compared to 2019. The increase in technology and related costs was impacted by investments in technology, including certain costs associated with the origination of PPP loans. Professional services was positively impacted by lower loan remediation expenses compared to 2019, while 2019 was elevated due to process enhancements and services associated with organizational growth. Compared to 2019, advertising and promotions expense decreased due to the timing of certain costs related to marketing campaigns. The increase in FDIC premiums compared to 2019 was driven primarily by organizational growth. In addition, FDIC premiums for 2019 were lower due to small bank assessment credits received. The decrease in net OREO expense for 2020 was due mainly to sales of properties at gains. Other expenses were impacted by a negative valuation adjustment on a foreclosed asset.

Optimization costs of $19.9 million for 2020 primarily include valuation adjustments and other expenses related to locations identified for consolidation, modernization of our ATM network, advisory fees, and employee severance.
Acquisition and integration related expenses for 2020 resulted primarily from the acquisition of Park Bank. Acquisition and integration related expenses for 2019 resulted from the acquisition of Northern States, Northern Oak, and Bridgeview, as well as the pending acquisition of Park Bank
2019 Compared to 2018
Total noninterest expense for 2019 increased by 6.0% compared to 2018. Noninterest expense for 2019 and 2018 was impacted by acquisition and integration related expenses and costs related to the implementation of the Delivering Excellence initiative. Excluding these items, noninterest expense for 2019 was up by 8.3%, from 2018, which resulted in an efficiency ratio of 55% for 2019, improved from 58% for 2018.
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
The Company initiated certain actions in connection with its Delivering Excellence initiative in 2018, demonstrating the Company's ongoing commitment to provide service excellence to its clients and maximizing both the efficiency and scalability of its operating platform. Costs for 2019 and 2018 include property valuation adjustments on locations identified for closure, employee severance, and general restructuring and advisory services.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Income before income tax expense	$134,981	$265,939	$197,057
Income tax expense:
Federal income tax expense	$23,127	$48,262	$27,986
State income tax expense	3,956	17,939	11,201
Total income tax expense	$27,083	$66,201	$39,187
Effective income tax rate	20.1%	24.9%	19.9%
Effective income tax rate, adjusted(1)	22.8%	24.9%	23.8%
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

The decrease in the effective tax rate and income tax expense for 2020 compared to 2019 was due primarily to $3.6 million of income tax benefits resulting from deferred tax asset adjustments, as well as the finalization of prior year returns and the expiration of the statute of limitations on uncertain tax positions. In addition, the decrease in tax expense for 2020 was impacted by a decrease in income subject to tax at statutory rates. The increase in the effective tax rate and income tax expense for 2019 compared to 2018 was due primarily to a rise in income subject to tax at statutory rates. The effective tax rate and total income tax expense for 2018 was impacted by $7.8 million of income tax benefits resulting from federal income tax reform that was enacted on December 22, 2017.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 16 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Equity securities are carried at fair value and consist primarily of community development investments, certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of AOCI.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2020			2019			2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$12,001	$12,051	0.4	$33,939	$34,075	1.2	$37,925	$37,767	1.7
U.S. agency securities	654,321	652,474	21.1	249,502	248,424	8.6	144,125	142,563	6.3
Collateralized mortgage obligations ("CMOs")	1,415,312	1,438,518	46.5	1,547,805	1,557,671	54.2	1,336,531	1,315,209	57.9
Other mortgage-backed securities ("MBSs")	566,830	580,840	18.8	678,804	684,684	23.8	477,665	466,934	20.5
Municipal securities	224,446	236,015	7.6	228,632	234,431	8.2	229,600	227,187	10.0
Corporate debt securities	170,570	176,510	5.7	112,797	114,101	4.0	86,074	82,349	3.6
Total securities available-for-sale	$3,043,480	$3,096,408	100.0	$2,851,479	$2,873,386	100.0	$2,311,920	$2,272,009	100.0
Securities Held-to-Maturity
Municipal securities(1)	$12,071	$11,686		$21,997	$21,234		$10,176	$9,871
Equity Securities		$76,404			$42,136			$30,806
(1)Net of $220 of allowance for securities held-to-maturity as of December 31, 2020 which was established upon adoption of CECL on January 1, 2020.

Portfolio Composition
As of December 31, 2020, our securities available-for-sale portfolio totaled $3.1 billion, increasing by $223.0 million, or 7.8%, from December 31, 2019, following a 26.5% increase from December 31, 2018. The increase from December 31, 2019 was driven primarily by purchases, consisting primarily of U.S. agency securities and CMOs, as well as $136.9 million of securities acquired in the Park Bank transaction and an increase in unrealized gains due to lower market interest rates, which were partially offset by maturities, calls, and prepayments.
Investments in municipal securities consist of general obligations of local municipalities in various states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.
The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of December 31, 2020 and 2019.
Table 8
Securities Effective Duration Analysis
(Dollar amounts in thousands)

	As of December 31,
	2020			2019
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.20%	0.23	2.45%	0.66%	0.69	2.27%
U.S. agency securities	5.07%	7.29	2.31%	3.07%	5.50	2.56%
CMOs	3.19%	3.84	1.99%	2.98%	4.59	2.55%
MBSs	2.68%	3.65	2.13%	4.05%	4.94	2.79%
Municipal securities	4.66%	4.84	2.81%	4.35%	4.58	2.77%
Corporate debt securities	2.27%	4.48	2.78%	1.39%	5.63	3.15%
Total securities available-for-sale	3.54%	4.64	2.19%	3.26%	4.75	2.65%
Securities Held-to-Maturity
Municipal securities	6.81%	9.14	4.75%	3.24%	4.09	4.52%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 4.64 years and 3.54%, respectively, as of December 31, 2020, down from 4.75 years and 3.26% as of December 31, 2019. The decrease resulted primarily from higher expected future prepayments of CMOs and MBSs due to lower market interest rates.
Realized Losses and Gains
There were $13.3 million net securities gains recognized for the year ended December 31, 2020, as a result of repositioning of the securities portfolio due to market conditions in the first quarter of 2020 and optimization strategies in the third quarter of 2020. There were no net securities gains recognized for the years ended December 31, 2019 and 2018.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in AOCI, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Lower market interest rates drove the change to $52.9 million of unrealized gains as of December 31, 2020 compared to $21.9 million of unrealized gains as of December 31, 2019. For additional discussion of unrealized gains and losses on securities available-for-sale, see Note 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 9
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2020
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)	Amortized Cost	Yield to Maturity(1)
Securities Available-for-Sale
U.S. treasury securities	$12,001	2.45%	$—	—%	$—	—%	$—	—%
U.S. agency securities	292,157	2.26%	67,960	2.35%	294,204	2.35%	—	—%
CMOs(2)	512,803	1.98%	859,311	1.98%	43,198	2.14%	—	—%
MBSs(2)	208,172	2.08%	310,674	2.17%	47,984	2.07%	—	—%
Municipal securities(3)	18,333	3.00%	87,116	2.80%	118,997	2.78%	—	—%
Corporate debt securities(4)	—	—%	50,393	2.78%	120,177	2.78%	—	—%
Total available-for-sale securities	$1,043,466	2.10%	$1,375,454	2.12%	$624,560	2.48%	$—	—%
Securities Held-to-Maturity
Municipal securities(3)	$845	5.37%	$4,392	5.60%	$1,412	7.40%	$5,422	3.41%
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
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 71.5% of total loans as of December 31, 2020. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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
Table 10
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2020	% of Total	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total
Commercial and industrial	$4,578,254	31.0	$4,481,525	34.9	$4,120,293	36.0	$3,529,914	33.8	$2,827,658	34.3
Agricultural	364,038	2.5	405,616	3.2	430,928	3.8	430,886	4.1	389,496	4.7
Commercial real estate:
Office, retail, and industrial	1,861,768	12.6	1,848,718	14.4	1,820,917	15.9	1,979,820	19.0	1,581,967	19.2
Multi-family	872,813	5.9	856,553	6.7	764,185	6.7	675,463	6.5	614,052	7.4
Construction	612,611	4.2	593,093	4.6	649,337	5.6	539,820	5.2	451,540	5.5
Other commercial real estate	1,481,976	10.0	1,383,708	10.8	1,361,810	11.9	1,358,515	13.0	979,528	11.9
Total commercial real estate	4,829,168	32.7	4,682,072	36.5	4,596,249	40.1	4,553,618	43.7	3,627,087	43.9
Total corporate loans, excluding PPP loans	9,771,460	66.2	9,569,213	74.6	9,147,470	79.9	8,514,418	81.6	6,844,241	82.9
PPP loans	785,563	5.3	—	—	—	—	—	—	—	—
Total corporate loans	10,557,023	71.5	9,569,213	74.6	9,147,470	79.9	8,514,418	81.6	6,844,241	82.9
Home equity	761,725	5.2	851,454	6.6	851,607	7.4	827,055	7.9	747,983	9.1
1-4 family mortgages	3,022,413	20.5	1,927,078	15.0	1,017,181	8.9	774,357	7.4	423,922	5.1
Installment	410,071	2.8	492,585	3.8	430,525	3.8	321,982	3.1	237,999	2.9
Total consumer loans	4,194,209	28.5	3,271,117	25.4	2,299,313	20.1	1,923,394	18.4	1,409,904	17.1
Total loans	$14,751,232	100.0	$12,840,330	100.0	$11,446,783	100.0	$10,437,812	100.0	$8,254,145	100.0
2020 Compared to 2019
Total loans includes loans originated under the PPP loan program in 2020, which totaled $785.6 million as of December 31, 2020. Excluding PPP loans, total loans grew 8.8% from December 31, 2019. Excluding loans acquired in the Park Bank acquisition in March 2020, which totaled $809.9 million as of December 31, 2020, total loans grew by 2.5% from December 31, 2019. Compared to December 31, 2019, corporate loans, excluding PPP loans, were impacted by lower production and line usage, as well as excess borrower liquidity and higher paydowns due to current economic conditions as a result of the pandemic. Growth in consumer loans benefited from strong production and purchases of high-quality 1-4 family mortgages.

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
Comparisons of Prior Years (2018, 2017, and 2016)
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
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represent 33.5% of total loans and totaled $4.9 billion as of December 31, 2020, an increase of $55.2 million, or 1.1%, from December 31, 2019. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of December 31, 2020, 2019, and 2018.
Table 11
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of December 31,
	2020	% of Total	2019	% of Total	2018	% of Total
Office, retail, and industrial:
Office	$626,641	13.0	$643,575	13.7	$708,146	15.4
Retail	579,700	12.0	607,712	13.0	506,099	11.0
Industrial	655,427	13.6	597,431	12.8	606,672	13.2
Total office, retail, and industrial	1,861,768	38.6	1,848,718	39.5	1,820,917	39.6
Multi-family	872,813	18.1	856,553	18.3	764,185	16.7
Construction	612,611	12.7	593,093	12.7	649,337	14.1
Other commercial real estate:
Multi-use properties	324,291	6.7	300,488	6.4	309,199	6.7
Rental properties	295,232	6.1	277,350	5.9	235,851	5.1
Warehouses and storage	173,837	3.6	166,750	3.6	197,185	4.3
Hotels	156,971	3.3	127,213	2.7	128,199	2.8
Restaurants	104,508	2.2	102,341	2.2	115,667	2.5
Service stations and truck stops	103,077	2.1	114,205	2.4	100,293	2.2
Recreational	87,283	1.8	89,246	1.9	70,490	1.5
Other	236,777	4.8	206,115	4.4	204,926	4.5
Total other commercial real estate	1,481,976	30.6	1,383,708	29.5	1,361,810	29.6
Total commercial real estate	$4,829,168	100.0	$4,682,072	100.0	$4,596,249	100.0
Commercial real estate loans represent 32.7% of total loans and totaled $4.8 billion as of December 31, 2020, consistent with December 31, 2019.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 45% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of December 31, 2020. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 166% and construction loans to total capital was 27% as of December 31, 2020. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
As a result of the Company's review of its loan portfolio in connection with the pandemic, certain elevated risk segments were identified in the corporate loan portfolio including recreation and entertainment, hotels, and restaurants, which are included in commercial and industrial loans in addition to commercial real estate loans detailed above. As of December 31, 2020, these elevated risk segments totaled $480 million, 3.5% of our granular and diverse total loan portfolio, excluding PPP loans.
PPP Loans
The Company began originating PPP loans during the second quarter of 2020 as a part of the SBA's program established by the CARES Act. These loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met.

Consumer Loans
Consumer loans represent 28.5% of total loans, and totaled $4.2 billion as of December 31, 2020, an increase of $923.1 million, or 28.2%, from December 31, 2019. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability, and is more likely to be impacted by adverse personal circumstances.
As a result of the Company's review of its loan portfolio in connection with the pandemic, unsecured installment loans, which totaled approximately $220 million and was less than 2% of our total loan portfolio, excluding PPP loans, as of December 31, 2020, were identified as an elevated risk segment in the consumer loan portfolio. These loans are high credit quality, geographically dispersed, high-yielding, have average loan sizes of less than $9,000, and do not include any sub-prime loans, which reduces our risk exposure.
Maturity and Interest Rate Sensitivity of Corporate Loans
The following table summarizes the maturity distribution and interest rate sensitivity of our corporate loan portfolio as of December 31, 2020, For additional discussion of interest rate sensitivity, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.
Table 12
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	Maturity Due In
	One Year or Less	Greater Than One to Five Years	Greater Than Five Years	Total
As of December 31, 2020
Commercial, industrial, and agricultural	$1,477,963	$2,561,413	$902,916	$4,942,292
Commercial real estate	1,198,219	2,761,846	869,103	4,829,168
Total corporate loans	$2,676,182	$5,323,259	$1,772,019	$9,771,460
Loans by interest rate type:
Fixed interest rates	$1,139,509	$2,182,464	$393,829	$3,715,802
Floating interest rates	1,536,673	3,140,795	1,378,190	6,055,658
Total corporate loans, excluding PPP loans	$2,676,182	$5,323,259	$1,772,019	$9,771,460
As of December 31, 2020, the composition of our corporate loans, excluding PPP loans, between fixed and floating interest rates was 38% and 62%, respectively. As of December 31, 2020, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. Including the impact of these interest rate swaps, 50% of the total loan portfolio consisted of fixed rate loans and 50% were floating rate loans as of December 31, 2020. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for detail regarding interest rate swaps.

Allowance for Credit Losses
Methodology for the Allowance for Credit Losses
On January 1, 2020, the Company adopted CECL, which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering an entity's current estimate of all expected credit losses. Prior to the adoption of CECL, the allowance for credit losses was estimated using an incurred loss model based on historical loss experience. The adoption of CECL impacted both the level of allowance for credit losses as well as other asset quality metrics due to the change in accounting for acquired PCD loans. As a result, certain metrics are presented excluding PCD loans to provide comparability to prior periods.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of current expected credit losses inherent in the existing loan portfolio as of December 31, 2020.
The accounting policy for the allowance for credit losses can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 13
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Change in allowance for credit losses
Beginning balance	$109,222	$103,419	$96,729	$87,083	$74,855
Adjustment to apply recent accounting pronouncements(1)	75,757	—	—	—	—
Allowance established for acquired PCD loans	14,367	—	—	—	—
Loan charge-offs:
Commercial, industrial, and agricultural	26,871	28,008	36,477	22,885	9,982
Office, retail, and industrial	6,480	2,800	2,286	190	4,707
Multi-family	38	340	5	—	307
Construction	7,635	10	1	38	134
Other commercial real estate	3,168	800	410	755	2,932
Consumer	14,637	14,250	8,806	6,955	5,231
Total loan charge-offs	58,829	46,208	47,985	30,823	23,293
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	5,061	4,815	2,946	4,150	2,451
Office, retail, and industrial	25	253	334	2,935	337
Multi-family	5	478	3	39	97
Construction	—	19	125	270	56
Other commercial real estate	316	357	1,532	244	524
Consumer	2,103	2,062	1,681	1,541	1,298
Total recoveries of loan charge-offs	7,510	7,984	6,621	9,179	4,763
Net loan charge-offs	51,319	38,224	41,364	21,644	18,530
Provision for loan losses	98,615	44,027	47,854	31,290	30,983
Increase (decrease) in allowance for unfunded commitments(2)	400	—	200	—	(225)
Total provision for loan losses and other expense	99,015	44,027	48,054	31,290	30,758
Ending balance	$247,042	$109,222	$103,419	$96,729	$87,083
Total net charge-offs, excluding PCD loans(3)	$32,355	$—	$—	$—	$—
Allowance for credit losses
Allowance for loan losses	$239,017	$108,022	$102,219	$95,729	$86,083
Allowance for unfunded commitments	8,025	1,200	1,200	1,000	1,000
Total allowance for credit losses	$247,042	$109,222	$103,419	$96,729	$87,083
Allowance for credit losses to loans(2)	1.67%	0.85%	0.90%	0.93%	1.06%
Allowance for credit losses to loans, excluding PPP loans(3)	1.77%	0.85%	0.90%	0.93%	1.06%
Allowance for credit losses to non-accrual loans	173.33%	132.76%	181.64%	144.54%	146.88%
Allowance for credit losses to non-performing loans	168.15%	125.15%	158.58%	137.25%	135.44%
Net loan charge-offs to average loans	0.36%	0.31%	0.38%	0.21%	0.24%
Net loan charge-offs to average loans, excluding PCD and PPP loans(2)(3)	0.24%	0.31%	0.38%	0.21%	0.24%
(1)As a result of accounting guidance adopted in 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."
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

Activity in the Allowance for Credit Losses
The allowance for credit losses was $247.0 million or 1.67% of total loans as of December 31, 2020, increasing $137.8 million compared to December 31, 2019. Excluding the impact of PPP loans, the allowance for credit losses to total loans was 1.77% as of December 31, 2020. Adoption of the CECL standard on January 1, 2020 increased the allowance for credit losses by $75.8 million, which includes $31.6 million attributable to loans and unfunded commitments, $35.7 million for PCD acquired loans, and $8.5 million for non-PCD acquired loans. As a result of the pandemic, a provision for loan losses of $63.0 million was recorded during 2020. In addition, $14.3 million in allowance for credit losses was established through acquisition accounting adjustments for PCD loans acquired in the Park Bank acquisition in the first quarter of 2020 along with an additional $1.7 million of provision for loan losses on non-PCD loans subsequent to acquisition.
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
Net loan charge-offs to average loans was 0.36% for 2020 compared to 0.31% for 2019 and 0.38% for 2018. Excluding net charge-offs on PCD loans, net loan charge-offs to average loans was 0.24% for 2020, lower than both prior periods.
Allocation of the Allowance for Credit Losses
Table 14
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2020	% of Total Loans(1)	2019	% of Total Loans(1)	2018	% of Total Loans(1)	2017	% of Total Loans(1)	2016	% of Total Loans(1)
Commercial, industrial, and agricultural	$126,669	33.5	$62,830	38.1	$63,276	39.8	$55,791	37.9	$40,709	39.0
Commercial real estate:
Office, retail, and industrial	24,093	12.6	7,580	14.4	7,900	15.9	10,996	19.0	17,595	19.2
Multi-family	5,727	5.9	2,950	6.7	2,464	6.7	2,534	6.5	3,261	7.4
Construction	6,872	4.2	1,740	4.6	2,181	5.6	3,501	5.2	3,586	5.4
Other commercial real estate	24,344	10.0	7,346	10.8	5,881	11.9	7,121	13.0	8,306	11.9
Total commercial real estate	61,036	32.7	19,616	36.5	18,426	40.1	24,152	43.7	32,748	43.9
PPP loans	—	5.3	—	—	—	—	—	—	—	—
Consumer	59,337	28.5	26,776	25.4	21,717	20.1	16,786	18.4	13,626	17.1
Total allowance for credit losses	$247,042	100.0	$109,222	100.0	$103,419	100.0	$96,729	100.0	$87,083	100.0
(1)Percentages represent total loans in each category to total loans.

Non-performing Assets and Performing Loans Classified as Substandard and Special Mention
The following table presents our loan portfolio by performing and non-performing status. A discussion of our accounting policies for non-accrual loans, TDRs, and loans 90 days or more past due can be found in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 15
Loan Portfolio by Performing/Non-performing Status(1)
(Dollar amounts in thousands)

	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of December 31, 2020
Commercial and industrial	$4,525,542	$9,156	$591	$42,965	$4,578,254
Agricultural	353,319	—	—	10,719	364,038
Commercial real estate:
Office, retail, and industrial	1,825,424	1,863	257	34,224	1,861,768
Multi-family	867,815	2,510	—	2,488	872,813
Construction	606,566	—	1,065	4,980	612,611
Other commercial real estate	1,441,716	14,002	434	25,824	1,481,976
Total commercial real estate	4,741,521	18,375	1,756	67,516	4,829,168
Total corporate loans, excluding PPP loans	9,620,382	27,531	2,347	121,200	9,771,460
PPP loans	785,563	—	—	—	785,563
Total corporate loans	10,405,945	27,531	2,347	121,200	10,557,023
Home equity	745,113	4,861	956	10,795	761,725
1-4 family mortgages	3,007,767	4,001	115	10,530	3,022,413
Installment	404,831	4,263	977	—	410,071
Total consumer loans	4,157,711	13,125	2,048	21,325	4,194,209
Total loans	$14,563,656	$40,656	$4,395	$142,525	$14,751,232
As of December 31, 2019
Commercial and industrial	$4,438,063	$11,260	$2,207	$29,995	$4,481,525
Agricultural	398,676	628	358	5,954	405,616
Commercial real estate:
Office, retail and industrial	1,820,502	1,813	546	25,857	1,848,718
Multi-family	853,762	94	—	2,697	856,553
Construction	588,065	4,876	—	152	593,093
Other commercial real estate	1,375,712	2,738	529	4,729	1,383,708
Total commercial real estate	4,638,041	9,521	1,075	33,435	4,682,072
Total corporate loans	9,474,780	21,409	3,640	69,384	9,569,213
Home equity	838,575	4,290	146	8,443	851,454
1-4 family mortgages	1,916,341	5,092	1,203	4,442	1,927,078
Installment	491,406	1,167	12	—	492,585
Total consumer loans	3,246,322	10,549	1,361	12,885	3,271,117
Total loans	$12,721,102	$31,958	$5,001	$82,269	$12,840,330
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
Table 16
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2020	2019	2018	2017	2016
Non-accrual loans, excluding PCD loans (1)(2)	$109,957	$82,269	$56,935	$66,924	$59,289
Non-accrual PCD loans(1)	32,568	—	—	—	—
Non-accrual loans	142,525	82,269	56,935	66,924	59,289
90 days or more past due loans, still accruing interest(1)	4,395	5,001	8,282	3,555	5,009
Total NPLs	146,920	87,270	65,217	70,479	64,298
Accruing TDRs	813	1,233	1,866	1,796	2,291
Foreclosed assets(3)	16,671	20,458	12,821	20,851	26,083
Total NPAs	$164,404	$108,961	$79,904	$93,126	$92,672
30-89 days past due loans(1)	$40,656	$31,958	$37,524	$39,725	$21,043
Non-accrual loans to total loans:
Non-accrual loans to total loans	0.97%	0.64%	0.50%	0.64%	0.72%
Non-accrual loans to total loans, excluding PPP loans (1)(2)(4)	1.02%	0.64%	0.50%	0.64%	0.72%
Non-accrual loans to total loans, excluding PCD and PPP loans (1)(2)(4)	0.80%	0.64%	0.50%	0.64%	0.72%
Non-performing loans to total loans:
NPLs to total loans	1.00%	0.68%	0.57%	0.68%	0.78%
NPLs to total loans, excluding PPP loans(1)(2)(4)	1.05%	0.68%	0.57%	0.68%	0.78%
NPLs to total loans, excluding PCD and PPP loans(1)(2)(4)	0.83%	0.68%	0.57%	0.68%	0.78%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	1.11%	0.85%	0.70%	0.89%	1.12%
NPAs to total loans plus foreclosed assets, excluding PPP loans (1)(2)(4)	1.18%	0.85%	0.70%	0.89%	1.12%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans (1)(2)(4)	0.96%	0.85%	0.70%	0.89%	1.12%
Interest income not recognized in the financial statements related to non-accrual loans for 2020					$2,834
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
Non-performing Assets
Total non-performing assets represented 1.11% of total loans and foreclosed assets at December 31, 2020. Excluding the impact of PCD and PPP loans, non-performing assets to total loans and foreclosed assets was 0.96% at December 31, 2020, compared to 0.85%, 0.70%, 0.89%, and 1.12% at December 31, 2019, 2018, 2017, and 2016, respectively, reflective of normal fluctuations.

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
Table 17
TDRs by Type
(Dollar amounts in thousands)

	As of December 31,
	2020		2019		2018
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	6	$8,859	9	$16,647	6	$6,240
Commercial real estate:
Office, retail, and industrial	1	2,340	1	3,600	—	—
Multi-family	1	160	1	163	2	557
Other commercial real estate	2	184	1	170	1	181
Total commercial real estate loans	4	2,684	3	3,933	3	738
Total corporate loans	10	11,543	12	20,580	9	6,978
Home equity	5	147	8	276	11	440
1-4 family mortgages	8	826	6	637	11	1,060
Installment	—	—	4	254	—	—
Total consumer loans	13	973	18	1,167	22	1,500
Total TDRs	23	$12,516	30	$21,747	31	$8,478
Accruing TDRs	9	$813	12	$1,233	15	$1,866
Non-accrual TDRs	14	11,703	18	20,514	16	6,612
Total TDRs	23	$12,516	30	$21,747	31	$8,478
Year-to-date charge-offs on TDRs		$7,247		$3,557		$3,925
Specific reserves related to TDRs		140		2,245		—
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act, as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the Company has eligible modifications with outstanding balances totaling $96.7 million.
As of December 31, 2020, TDRs totaled $12.5 million, decreasing by $9.2 million from December 31, 2019. The December 31, 2020 total includes $813,000 in loans that are accruing interest, with the majority restructured at market terms. After a sufficient period of performance under the modified terms, the loans restructured at market rates will be reclassified to performing status.
As of December 31, 2019, TDRs totaled $21.7 million, increasing by $13.3 million from December 31, 2018. The increase was driven primarily by the extension of one non-accrual credit during 2019.

Performing Loans Classified as Substandard and Special Mention
Performing loans classified as substandard and special mention excludes accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 18
Performing Loans Classified as Substandard and Special Mention
(Dollar amounts in thousands)

	December 31, 2020			December 31, 2019
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$225,943	$152,158	$378,101	$47,665	$78,929	$126,594
Agricultural	21,034	12,676	33,710	32,764	16,071	48,835
Commercial real estate	162,106	192,385	354,491	108,274	93,811	202,085
Total performing loans classified as substandard and special mention(4)	$409,083	$357,219	$766,302	$188,703	$188,811	$377,514
PCD and PCI performing loans classified as substandard and special mention(4)	$40,165	$38,020	$78,185	$21,892	$46,207	$68,099
Performing loans classified as substandard and special mention to corporate loans	3.88%	3.38%	7.26%	1.97%	1.97%	3.95%
Performing loans classified as substandard and special mention to corporate loans, excluding PPP loans(5)(6)	4.19%	3.65%	7.84%	1.97%	1.97%	3.95%
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
(3)Total performing loans classified as substandard and special mention excludes accruing TDRs.
(4)Includes PCD performing loans classified as substandard and special mention subsequent to the adoption of CECL on January 1, 2020. Prior to the adoption of CECL, included PCI performing loans classified as substandard and special mention.
(5)This ratio excludes PPP loans that are expected to be forgiven. As a result, no allowance for credit losses is associated with these loans.
(6)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 7 titled "Non-GAAP Financial Information and Reconciliations."
Performing loans classified as substandard and special mention were 7.26% of corporate loans as of December 31, 2020. Excluding the impact of PPP loans on this metric, performing loans classified as substandard and special mention to corporate loans was 7.84% compared to 3.95% at December 31, 2019. The increase resulted primarily from the impact of the pandemic on certain borrowers primarily focused in elevated risk sectors that the Company has determined require additional monitoring. These loans exhibit potential or well-defined weaknesses but continue to accrue interest because they are well-secured and collection of principal and interest is expected.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. A discussion of our accounting policies for OREO is contained in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 19
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of December 31,
	2020	2019	2018
Single-family homes	$191	$1,636	$3,337
Land parcels:
Raw land	—	—	—
Commercial lots	4,906	5,178	2,310
Single-family lots	1,543	1,543	1,962
Total land parcels	6,449	6,721	4,272
Multi-family units	117	—	—
Commercial properties	1,496	393	5,212
Total OREO	8,253	8,750	12,821
Other foreclosed assets(1)	8,418	11,708	—
Total	$16,671	$20,458	$12,821
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
Foreclosed Assets Activity
A rollforward of foreclosed assets balances for the years ended December 31, 2020 and 2019 is presented in the following table.
Table 20
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019
Beginning balance	$20,458	$12,821
Transfers from loans	1,930	14,119
Acquisitions	1,709	6,003
Proceeds from sales	(5,744)	(12,112)
Gains on sales of foreclosed assets	396	246
Valuation adjustments	(2,078)	(619)
Ending balance	$16,671	$20,458

INVESTMENT IN BANK-OWNED LIFE INSURANCE
We previously purchased life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invested in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective cash surrender value ("CSV") with changes recorded as a component of noninterest income in the Consolidated Statements of Income. As of December 31, 2020, the CSV of BOLI assets totaled $301.1 million. Income and proceeds for BOLI policies are not subject to income taxation.
As of December 31, 2020, 55% of our total BOLI portfolio is invested in general account life insurance distributed among fifteen insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 45% is in separate account life insurance, which is managed by third-party investment advisers under predetermined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect a policy's CSV from market fluctuations, within limits, on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80% of their CSV, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.
For the years ended December 31, 2020, 2019, and 2018, we had BOLI income of $7.4 million, $8.4 million, and $5.8 million, respectively.
GOODWILL
The carrying amount of goodwill was $862.4 million as of December 31, 2020 and $728.8 million as of December 31, 2019. Goodwill increased by $65.6 million from December 31, 2019, which consisted of $60.6 million related to the Park Bank acquisition, and a $5.0 million measurement period adjustment related to finalizing the fair values of assets acquired and liabilities assumed in the Bridgeview and Northern Oak acquisitions. For additional detail regarding goodwill, see Note 10 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Goodwill is tested annually for impairment or when events or circumstances indicate a need to perform interim tests, as described in Note 1 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. During 2020, we performed our annual impairment test of goodwill at October 1, 2020 and determined that goodwill was not impaired at that date and there was no indication that goodwill was impaired as of December 31, 2020.
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
Table 22
Deferred Tax Assets
(Dollar amounts in thousands)

	As of December 31,			% Change
	2020	2019	2018	2020-2019	2019-2018
Net DTAs	$57,378	$43,382	$60,129	32.3	(27.9)
Management assessed whether it is more likely than not that all or some portion of the DTAs will not be realized. This assessment considered whether, in the periods of reversal, the DTAs can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income during the current and prior two years, actual performance compared to budget, trends in non-performing assets and corporate performing potential problem loans, the Company's capital position, and any unsettled circumstances that could impact future earnings. In connection with its acquisition of Bridgeview, DTAs related to certain acquired losses are subject to a valuation allowance due to the application of Internal Revenue Code Section 382. The allowance was $2.1 million as of December 31, 2020. With the exception of the Bridgeview DTAs for net operating losses, management has determined that it is more likely than not that all other DTAs will be fully realized and no additional valuation allowance is required as of December 31, 2020.
Net DTAs increased in 2020 due primarily to the impact of adoption of CECL on January 1, 2020 and current year additions to the allowance for credit losses, partially offset by reductions to deferred taxes related to other comprehensive income. Net DTAs decreased in 2019 due primarily to securities valuation adjustments and the recognition of the remaining deferred gain on a sale-leaseback transaction, partially offset by net DTAs acquired as part of the Bridgeview acquisition.
FUNDING AND LIQUIDITY MANAGEMENT
Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds and incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity, such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 50.0% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2020, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.
The liquidity needs of the Company on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders, which totaled $105.2 million for the year ended December 31, 2020. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $86.8 million of junior subordinated debentures, $148.0 million of subordinated notes, and cash and interest-bearing deposits of $442.8 million as of December 31, 2020. On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2020, the Company entered into a fourth amendment to this credit facility, which extends the maturity to September 26, 2021. As of December 31, 2020, no amount was outstanding under the facility. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.
Total deposits and borrowed funds as of December 31, 2020 are summarized in Notes 11 and 12 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 23
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2020	% of Total	2019	% of Total	2018	% of Total	2020-2019	2019-2018
Demand deposits	$5,146,520	29.4	$3,772,276	26.1	$3,600,369	28.5	36.4	4.8
Savings deposits	2,274,406	13.0	2,054,572	14.2	2,031,001	16.1	10.7	1.2
NOW accounts	2,586,268	14.8	2,280,956	15.8	2,088,317	16.5	13.4	9.2
Money market accounts	2,650,331	15.2	1,995,196	13.8	1,794,363	14.2	32.8	11.2
Core deposits	12,657,525	72.4	10,103,000	69.9	9,514,050	75.3	25.3	6.2
Time deposits	2,336,012	13.4	2,688,751	18.6	1,938,497	15.3	(13.1)	38.7
Brokered deposits	117,889	0.7	202,076	1.5	41,033	0.3	(41.7)	392.5
Total time deposits	2,453,901	14.1	2,890,827	20.1	1,979,530	15.6	(15.1)	46.0
Total deposits	15,111,426	86.5	12,993,827	90.0	11,493,580	90.9	16.3	13.1
Securities sold under agreements to repurchase	124,859	0.7	102,133	0.7	114,281	0.9	22.3	(10.6)
Federal funds purchased	130,051	0.7	40,914	0.3	6,178	0.1	217.9	562.3
FHLB advances	1,887,741	10.8	1,067,199	7.4	826,077	6.5	76.9	29.2
Total borrowed funds	2,142,651	12.2	1,210,246	8.4	946,536	7.5	77.0	27.9
Subordinated debt	234,363	1.3	223,148	1.6	197,564	1.6	5.0	12.9
Total funding sources	$17,488,440	100.0	$14,427,221	100.0	$12,637,680	100.0	21.2	14.2
Average Funding Sources
Total average funding sources of $17.5 billion for 2020 increased by $3.1 billion, or 21.2%, from 2019. The increase in total average funding sources was driven by higher customer deposit balances resulting from PPP funds and other government stimuli, deposits assumed in the Park Bank transaction in March 2020, and FHLB advances.
As of December 31, 2020, the Company had $8.0 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $4.6 billion of the additional funding comprised of $2.2 billion of unencumbered securities and cash, $861.4 million of Federal Reserve availability, and $1.6 billion of available FHLB capacity. In addition, the Company has the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund certain demand for PPP loans. As of December 31, 2020, no amount was outstanding under the PPPLF.
Total average funding sources of $14.4 billion for 2019 increased by $1.8 billion, or 14.2%, from 2018. The increase resulted from the deposits assumed in the Bridgeview transaction in May 2019 and Northern States in October 2018, FHLB advances, and organic deposit growth.

Time Deposits
Table 24
Maturities of Time Deposits Greater Than $100,000
(Dollar amounts in thousands)

As of December 31, 2020
Three months or less	$372,445
Greater than three months to six months	382,019
Greater than six months to twelve months	201,858
Greater than twelve months	127,982
Total	$1,084,304
Borrowed Funds
Table 25
Borrowed Funds
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %	Amount	Weighted- Average Rate %
At period-end:
Securities sold under agreements to repurchase	$141,886	0.08	$103,515	0.07	$121,079	0.08
Federal funds purchased	—	—	160,000	0.49	—	—
FHLB advances	1,404,528	0.92	1,395,243	1.34	785,000	2.53
Total borrowed funds	$1,546,414	0.84	$1,658,758	1.18	$906,079	2.20
Average for the year-to-date period:
Securities sold under agreements to repurchase	$124,859	0.10	$102,133	0.08	$114,281	0.09
Federal funds purchased	130,051	0.75	40,914	1.91	6,178	1.94
FHLB advances	1,887,741	0.96	1,067,199	1.63	826,077	1.84
Total borrowed funds	$2,142,651	0.89	$1,210,246	1.51	$946,536	1.63
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$159,751		$122,441		$128,553
Federal funds purchased	400,000		295,000		140,000
FHLB advances	2,420,528		1,547,000		1,105,000
Average borrowed funds totaled $2.1 billion, $1.2 billion, and $946.5 million for 2020, 2019, and 2018, respectively. The increase in 2020 from 2019 and in 2019 from 2018 was due primarily to higher levels of FHLB advances. During 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.6 billion, which eliminated the impact of hedging on the weighted-average rate on FHLB advances as of December 31, 2020. The weighted-average rate on FHLB advances for prior year-to-date periods was impacted by the hedging $560.0 million and $740.0 million of FHLB advances as of December 31, 2019 and 2018, respectively, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.81% and 1.92% as of December 31, 2019 and 2018, respectively. For further discussion of interest rate swaps, see Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
During 2020, the Company renewed its loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility to provide that the credit facility will mature on September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of December 31, 2020, 2019, and 2018, no amount was outstanding under the facility.

We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date.
Subordinated Debt
Average subordinated debt increased $11.2 million, or 5.0%, from 2019 to 2020 and $25.6 million, or 12.9%, from 2018 to 2019. The increase resulted from the acquisition of Bridgeview Statutory Trust I and Bridgeview Capital Trust II, as part of the Bridgeview acquisition completed during May 2019 . See Note 13 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional discussion regarding these transactions.
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
The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2020. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Table 26
Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Core deposits (no stated maturity)	11	$14,002,139	$—	$—	$—	$14,002,139
Time deposits	11	1,708,678	221,873	79,449	325	2,010,325
Borrowed funds	12	395,886	200,528	—	950,000	1,546,414
Subordinated debt	13	—	—	—	234,768	234,768
Operating leases	8	18,992	37,761	35,896	86,265	178,914
Pension liability	17	7,877	11,216	9,883	46,302	75,278
Uncertain tax positions liability	16	N/M	N/M	N/M	N/M	17,517
Commitments to extend credit	21	N/M	N/M	N/M	N/M	3,573,137
Letters of credit	21	N/M	N/M	N/M	N/M	115,130
N/M – Not meaningful.

MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. On an annual basis management updates its capital plan which is approved by the Board of Directors. This plan includes a stress test exercise to capture key risks facing the Company, both financial and operational, and assesses the Company’s ability to maintain capital ratios in excess of the minimum regulatory guidelines even under stressed conditions.Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. The Company and the Bank are subject to the Basel III Capital rules, a comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" of this Form 10-K.
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital ratios for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank and Company as "well-capitalized" were exceeded as of December 31, 2020 and December 31, 2019.
Table 27
Capital Measurements
(Dollar amounts in thousands)

			As of December 31, 2020
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of December 31,			Excess Over		Excess Over
	2020	2019	Minimum	Minimums	Minimum	Minimums
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.24%	11.28%	10.50%	$113,030	10.00%	$189,619
Tier 1 capital to risk-weighted assets	10.20%	10.51%	8.50%	$259,962	8.00%	$336,551
CET1 to risk-weighted assets	10.20%	10.51%	7.00%	$489,728	6.50%	$566,316
Tier 1 capital to average assets	7.86%	8.79%	4.00%	$767,279	5.00%	$568,607
Company regulatory capital ratios
Total capital to risk-weighted assets	14.14%	12.96%	10.50%	$560,328	10.00%	$637,229
Tier 1 capital to risk-weighted assets	11.55%	10.52%	8.50%	$469,830	6.00%	$854,336
CET1 to risk-weighted assets	10.06%	10.52%	7.00%	$470,537	N/A	N/A
Tier 1 capital to average assets	8.91%	8.81%	4.00%	$979,650	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.67%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.98%	8.81%	N/A	N/A	N/A	N/A
Tangible common equity, excluding AOCI, to tangible assets	7.54%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.85%	8.82%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.93%	10.51%	N/A	N/A	N/A	N/A
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

The Company's total and Tier 1 capital to risk-weighted assets ratios increased compared to December 31, 2019 as a result of retained earnings, the issuance of preferred stock, and the mix of risk-weighted assets. In addition, all Company capital ratios were impacted by the approximately 50 basis point decrease due to the Park Bank acquisition, and 15 basis point decrease due to stock repurchases. The Company elected CECL transition relief for regulatory capital which retained approximately 30 basis points of CET1 and Tier 1 capital as of December 31, 2020.
In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). During 2020, the federal bank regulatory agencies issued a rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 30 basis points of CET1 and Tier 1 capital as of December 31, 2020. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
The Board reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives. For further details of the regulatory capital requirements and ratios as of December 31, 2020 and 2019 for the Company and the Bank, see Note 19 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
Issuance of Preferred Stock
During 2020, the Company issued 4.3 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depositary shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.2 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchase Programs
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaced the prior $180 million program, which was scheduled to expire in March 2020. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions or through accelerated share repurchase programs. The timing, pricing and amount of any repurchases under the program will be determined by the Company’s management in its discretion. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.
The Company suspended stock repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. Prior to this action, the Company repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during 2020 under both the current and prior stock repurchase programs.
Shares repurchased, whether as part of or outside of the Board-approved program, are held as treasury stock and are available for issuance in connection with our qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 128,943 treasury shares in 2020 and 131,392 treasury shares in 2019 pursuant to these plans.
Dividends
The Board declared a quarterly cash dividend on the Company's common stock of $0.11 per share for the first three quarters of 2018 with an increase in the quarterly cash dividend to $0.12 per share for each of the fourth quarter of 2018 and first quarter of 2019. The quarterly cash dividend increased to $0.14 per share for each of the quarters from the second quarter of 2019 through the fourth quarter of 2020. The dividend for the fourth quarter of 2020 represents the 152nd consecutive cash dividend paid by the Company since its inception in 1983.
During the fourth and third quarters of 2020, the Board of Directors also approved a quarterly cash dividend of $17.50 per share of preferred stock. The cash dividend of $17.50 per share of preferred stock for the second quarter of 2020 was prorated based on the date of issuance during the quarter.

QUARTERLY EARNINGS
Table 28
Quarterly Earnings Performance(1)
(Dollar amounts in thousands, except per share data)

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$159,962	$159,085	$162,044	$170,227	$176,604	$181,963	$177,682	$162,490
Interest expense	11,851	16,356	16,810	26,652	28,245	31,176	27,370	23,466
Net interest income	148,111	142,729	145,234	143,575	148,359	150,787	150,312	139,024
Provision for loan losses	10,507	15,927	32,649	39,532	9,594	12,498	11,491	10,444
Noninterest income	27,715	40,585	32,991	39,362	46,496	42,951	38,526	34,906
Noninterest expense	117,971	131,074	120,330	117,331	116,748	108,395	114,142	102,110
Income before income tax expense	47,348	36,313	25,246	26,074	68,513	72,845	63,205	61,376
Income tax expense	5,743	8,690	6,182	6,468	16,392	18,300	16,191	15,318
Net income	$41,605	$27,623	$19,064	$19,606	$52,121	$54,545	$47,014	$46,058
Preferred dividends	(4,049)	(4,033)	(1,037)	—	—	—	—	—
Net income applicable to non-vested restricted shares	(369)	(236)	(187)	(192)	(424)	(465)	(389)	(403)
Net income applicable to common shares	$37,187	$23,354	$17,840	$19,414	$51,697	$54,080	$46,625	$45,655
Basic earnings per common share	$0.33	$0.21	$0.16	$0.18	$0.47	$0.49	$0.43	$0.43
Diluted earnings per common share	$0.33	$0.21	$0.16	$0.18	$0.47	$0.49	$0.43	$0.43
Diluted earnings per common share, adjusted(2)	$0.43	$0.33	$0.19	$0.22	$0.51	$0.52	$0.50	$0.46
Dividends declared per common share	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.12
Return on average common equity	6.05%	3.80%	2.94%	3.23%	8.69%	9.22%	8.34%	8.66%
Return on average common equity, adjusted(2)	8.01%	6.15%	3.58%	4.04%	9.38%	9.68%	9.68%	9.22%
Return on average assets	0.79%	0.51%	0.37%	0.43%	1.16%	1.22%	1.13%	1.19%
Return on average assets, adjusted(2)	1.02%	0.78%	0.44%	0.53%	1.25%	1.28%	1.31%	1.27%
Tax-equivalent net interest income/margin	3.14%	2.95%	3.13%	3.54%	3.72%	3.82%	4.06%	4.04%
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
On a quarterly basis, the Company assesses securities with unrealized losses to determine whether impairment has occurred. In evaluating impairment, management considers many factors, including the severity of the impairment, the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, intent to hold the security until its value recovers, and the likelihood that the Company would be required to sell the securities before a recovery in value, which may be at maturity. If there is an unrealized loss on a security that is deemed to be a credit-related impairment, it is recorded as an allowance through a charge to expense through noninterest expense, limited to the difference between amortized cost and fair value. If there is an unrealized loss on a security that is not deemed to be a credit-related impairment, it is recorded through other comprehensive income (loss). The determination of impairment is subjective and different judgments and assumptions could affect the timing and amount of loss realization. For additional discussion of securities, see Notes 1 and 4 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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

NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding AOCI, to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, adjusted, non-accrual loans, excluding PCD loans, non-accrual loans to total loans, excluding PPP loans, non-accrual loans to total loans, excluding PCD and PPP loans, non-performing loans to total loans, excluding PPP loans, non-performing loans to total loans, excluding PCD and PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans, net loan charge-offs, excluding PCD loans, and net loan charge-offs to average loans, excluding PPP loans, net loan charge-offs to average loans, excluding PCD and PPP loans, and performing loans classified as substandard and special mention to average corporate loans, excluding PPP loans.
The Company presents EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include swap termination costs (2020), optimization costs (2020), net securities gains (2020), income tax benefits (2020 and third quarter and full year 2018), acquisition and integration related expenses associated with completed and pending acquisitions (all periods presented, excluding first and second quarter 2018), Delivering Excellence implementation costs (all periods in 2019 and 2018, excluding first quarter 2018), revaluation of DTAs (2017), certain actions resulting in securities losses and gains (2017), a special bonus to colleagues (2017), a charitable contribution to the First Midwest Charitable Foundation (2017), a net gain on sale-leaseback transaction (2016), a lease cancellation fee recognized as a result of the Company's planned 2018 corporate headquarters relocation (2016), and property valuation adjustments (2015). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from EPS, the efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion facilitates better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents the effective income tax rate, adjusted, which excludes certain income tax benefits and the revaluation of DTAs. Management believes that excluding these items from the effective income tax rate may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes optimization costs, acquisition and integration related expenses, and Delivering Excellence implementation costs. Management believes that excluding these items from noninterest expense may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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

In management's view, tangible common equity measures are capital adequacy metrics meaningful to the Company, as well as analysts and investors, in assessing the Company's use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of AOCI in stockholders' equity.
The Company presents non-accrual loans, non-accrual loans to total loans, non-performing loans to total loans, non-performing assets to total loans plus foreclosed assets, net loan charge-offs, net loan charge-offs to average loans, and performing loans classified as substandard and special mention to average corporate loans, all excluding PCD and/or PPP loans. Management believes excluding PCD and PPP loans is useful as it facilitates better comparability between periods. Prior to the adoption of CECL on January 1, 2020, PCI loans with an accretable yield were considered current and were not included in past due and non-accrual loan totals and the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals and an allowance for credit losses on PCD loans is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. The Company began originating PPP loans during the second quarter of 2020 and the loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met. Additionally, management believes excluding PCD and PPP loans from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Earnings Per Share
Net income	$107,898	$199,738	$157,870	$98,387	$92,349
Dividends and accretion on preferred stock	(9,119)	—	—	—	—
Net income applicable to non-vested restricted shares	(984)	(1,681)	(1,312)	(916)	(1,043)
Net income applicable to common shares	97,795	198,057	156,558	97,471	91,306
Adjustments to net income:
Swap termination costs	31,852	—	—	—	—
Tax effect of swap termination costs	(7,963)	—	—	—	—
Optimization costs	19,869	—	—	—	—
Tax effect of optimization costs	(4,967)	—	—	—	—
Net securities (gains)	(13,323)	—	—	—	—
Tax effect of net securities (gains)	3,331	—	—	—	—
Acquisition and integration related expenses	13,462	21,860	9,613	20,123	14,352
Tax effect of acquisition and integration related expenses	(3,365)	(5,466)	(2,403)	(8,053)	(5,741)
Income tax benefits(1)	(3,639)	—	(7,798)	—	—
Delivering Excellence implementation costs	—	1,157	20,413	—	—
Tax effect of Delivering Excellence implementation costs	—	(291)	(5,104)	—	—
DTA revaluation	—	—	—	23,709	—
Losses from securities portfolio actions	—	—	—	2,160	—
Tax effect of losses from securities portfolio actions	—	—	—	(885)	—
Special bonus	—	—	—	1,915	—
Tax effect of special bonus	—	—	—	(785)	—
Charitable contribution	—	—	—	1,600	—
Tax effect of charitable contribution	—	—	—	(656)	—
Net gain on sale-leaseback transaction	—	—	—	—	(5,509)
Tax effect of net gain on sale-leaseback transaction	—	—	—	—	2,204
Lease cancellation fee	—	—	—	—	950
Tax effect of lease cancellation fee	—	—	—	—	(380)
Total adjustments to net income, net of tax	35,257	17,260	14,721	39,128	5,876
Net income applicable to common shares, adjusted	$133,052	$215,317	$171,279	$136,599	$97,182
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,355	108,156	102,850	101,423	79,797
Dilutive effect of common stock equivalents	347	428	4	20	13
Weighted-average diluted common shares outstanding	112,702	108,584	102,854	101,443	79,810
Basic EPS	$0.87	$1.83	$1.52	$0.96	$1.14
Diluted EPS	$0.87	$1.82	$1.52	$0.96	$1.14
Diluted EPS, adjusted(2)	$1.18	$1.98	$1.67	$1.35	$1.22
Effective Tax Rate
Income before income tax expense	$134,981	$265,939	$197,057	$187,954	$138,520
Income tax expense	27,083	66,201	39,187	89,567	46,171
Income tax benefits(1)	3,639	—	7,798	—	—
DTA revaluation	—	—	—	(23,709)	—
Income tax expense, adjusted	$30,722	$66,201	$46,985	$65,858	$46,171
Effective income tax rate	20.06%	24.89%	19.89%	47.65%	33.33%
Effective income tax rate, adjusted	22.76%	24.89%	23.84%	35.04%	33.33%
Return on Average Assets
Net income	$107,898	$199,738	$157,870	$98,387	$92,349
Total adjustments to net income, net of tax(2)	35,257	17,260	14,721	39,128	5,876
Net income, adjusted(2)	$143,155	$216,998	$172,591	$137,515	$98,225
Average assets	$20,424,771	$17,007,061	$14,801,581	$13,978,693	$10,934,240
Return on average assets(3)	0.53%	1.17%	1.07%	0.70%	0.84%
Return on average assets, adjusted(2)(3)	0.70%	1.28%	1.17%	0.98%	0.90%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$97,810	$198,057	$156,558	$97,471	$91,306
Intangibles amortization	11,207	10,481	7,444	7,865	4,682
Tax effect of intangibles amortization	(2,803)	(2,621)	(1,919)	(3,183)	(1,873)
Net income applicable to common shares, excluding intangibles amortization	106,214	205,917	162,083	102,153	94,115
Total adjustments to net income, net of tax(2)	35,257	17,260	14,721	39,128	5,876
Net income applicable to common shares, excluding intangibles amortization, adjusted(2)	141,471	$223,177	$176,804	$141,281	$99,991
Average stockholders' common equity	$2,437,011	$2,267,353	$1,922,527	$1,832,880	$1,236,606
Less: average intangible assets	(923,741)	(847,171)	(753,588)	(751,292)	(363,112)
Average tangible common equity	$1,513,270	$1,420,182	$1,168,939	$1,081,588	$873,494
Return on average common equity	4.01%	8.74%	8.14%	5.32%	7.38%
Return on average common equity, adjusted(2)	5.46%	9.50%	8.91%	7.45%	7.86%
Return on average tangible common equity	7.02%	14.50%	13.87%	9.44%	10.77%
Return on average tangible common equity, adjusted(2)	9.36%	15.71%	15.13%	13.06%	11.45%
Efficiency Ratio Calculation
Noninterest expense	$486,706	$441,395	$416,303	$415,909	$339,500
Less:
Net OREO expense	(1,196)	(2,436)	(1,162)	(4,683)	(3,024)
Optimization costs	(19,869)	—	—	—	—
Acquisition and integration related expenses	(13,462)	(21,860)	(9,613)	(20,123)	(14,352)
Delivering Excellence implementation costs	—	(1,157)	(20,413)	—	—
Special bonus	—	—	—	(1,915)	—
Charitable contribution	—	—	—	(1,600)	—
Lease cancellation fee	—	—	—	—	(950)
Total	$452,179	$415,942	$385,115	$387,588	$321,174
Tax-equivalent net interest income(3)	$584,079	$593,354	$520,896	$479,965	$358,334
Noninterest income	140,653	162,879	144,592	163,149	159,312
Less:
Swap termination costs	31,852	—	—	—	—
Net securities losses (gains)	(13,323)	—	—	1,876	(1,420)
Net gain on sale-leaseback	—	—	—	—	(5,509)
Total	$743,261	$756,233	$665,488	$644,990	$510,717
Efficiency ratio	60.84%	55.00%	57.87%	60.09%	62.89%
Efficiency ratio (prior presentation)(4)	N/A	N/A	N/A	59.73%	62.59%
Dividend Payout Ratio
Common dividends declared	$0.56	$0.54	$0.45	$0.39	$0.36
EPS	0.87	1.83	1.52	0.96	1.14
EPS, adjusted(2)	1.18	1.98	1.67	1.35	1.22
Dividend payout ratio	64.37%	29.51%	29.61%	40.63%	31.58%
Dividend payout ratio, adjusted(2)	47.46%	27.27%	26.95%	28.89%	29.51%
Book Value Per Share
Stockholders' common equity	$2,459,506	$2,370,793	$2,054,998	$1,864,874	$1,257,080
Less: intangible assets	(932,764)	(875,262)	(790,744)	(754,757)	(366,876)
Tangible common equity	$1,526,742	$1,495,531	$1,264,254	$1,110,117	$890,204
Common shares outstanding	114,296	109,972	106,375	102,717	81,325
Common book value per share	$21.52	$21.56	$19.32	$18.16	$15.46
Tangible common book value per share	$13.36	$13.60	$11.88	$10.81	$10.95

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	As of December 31,
	2020	2019
Tangible Common Equity
Stockholders' common equity	$2,459,506	$2,370,793
Less: goodwill and other intangible assets	(932,764)	(875,262)
Tangible common equity	1,526,742	1,495,531
Less: AOCI	(26,379)	1,954
Tangible common equity, excluding AOCI	$1,500,363	$1,497,485
Total assets	$20,838,678	$17,850,397
Less: goodwill and other intangible assets	(932,764)	(875,262)
Tangible assets	19,905,914	16,975,135
Less: PPP loans	(785,563)	—
Tangible assets, excluding PPP loans	$19,120,351	$16,975,135
Risk-weighted assets	$15,380,240	$14,225,444
Tangible common equity to tangible assets	7.67%	8.81%
Tangible common equity to tangible assets, excluding PPP loans	7.98%	8.81%
Tangible common equity, excluding AOCI, to tangible assets	7.54%	8.82%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.85%	8.82%
Tangible common equity to risk-weighted assets	9.93%	10.51%

Note: Non-GAAP Reconciliation footnotes are located at the end of this section.

	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarterly Performance
Net income	$41,605	$27,623	$19,064	$19,606	$52,121	$54,545	$47,014	$46,058
Dividends and accretion on preferred stock	(4,049)	(4,033)	(1,037)	—	—	—	—	—
Net income applicable to non-vested restricted shares	(369)	(236)	(187)	(192)	(424)	(465)	(389)	(403)
Net income applicable to common shares	37,187	23,354	17,840	19,414	51,697	54,080	46,625	45,655
Adjustments to net income:
Swap termination costs	17,567	14,285	—	—	—	—	—	—
Tax effect of swap termination costs	(4,392)	(3,571)	—	—	—	—	—	—
Income tax benefits	(3,639)	—	—	—	—	—	—	—
Optimization costs	1,493	18,376	—	—	—	—	—	—
Tax effect of optimization costs	(373)	(4,594)	—	—	—	—	—	—
Acquisition and integration related expenses	1,860	881	5,249	5,472	5,258	3,397	9,514	3,691
Tax effect of acquisition and integration related expenses	(465)	(220)	(1,312)	(1,368)	(1,315)	(849)	(2,379)	(923)
Net securities (gains) losses	—	(14,328)	—	1,005	—	—	—	—
Tax effect of net securities (gains) losses	—	3,582	—	(251)	—	—	—	—
Delivering Excellence implementation costs	—	—	—	—	223	234	442	258
Tax effect of Delivering excellence implementation costs	—	—	—	—	(56)	(59)	(111)	(65)
Total adjustments to net income, net of tax	12,051	14,411	3,937	4,858	4,110	2,723	7,466	2,961
Net income applicable to common shares, adjusted	$49,238	$37,765	$21,777	$24,272	$55,807	$56,803	$54,091	$48,616
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,174	113,160	113,145	109,922	109,059	109,281	108,467	105,770
Dilutive effect of common stock equivalents	430	276	191	443	519	381	—	—
Weighted-average diluted common shares outstanding	113,604	113,436	113,336	110,365	109,578	109,662	108,467	105,770
Average stockholders' common equity	$2,444,911	$2,444,594	$2,443,212	$2,415,157	$2,359,197	$2,327,279	$2,241,569	$2,138,281
Average assets	20,882,325	21,526,695	20,868,106	18,404,821	17,889,158	17,699,180	16,740,050	15,667,399
Diluted EPS	$0.33	$0.21	$0.16	$0.18	$0.47	$0.49	$0.43	$0.43
Diluted EPS, adjusted	$0.43	$0.33	$0.19	$0.22	$0.51	$0.52	$0.50	$0.46
Return on average common equity(5)	6.05%	3.80%	2.94%	3.23%	8.69%	9.22%	8.34%	8.66%
Return on average common equity, adjusted(2)(5)	8.01%	6.15%	3.58%	4.04%	9.38%	9.68%	9.68%	9.22%
Return on average assets(5)	0.79%	0.51%	0.37%	0.43%	1.16%	1.22%	1.13%	1.19%
Return on average assets, adjusted(2)(5)	1.02%	0.78%	0.44%	0.53%	1.25%	1.28%	1.31%	1.27%

(1)Includes certain income tax benefits resulting from federal income tax reform.
(2)Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.
(3)Presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 50% of the loan portfolio consisted of fixed rate loans and 50% were floating rate loans as of December 31, 2020, compared to 49% and 51% at December 31, 2019. See Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K for additional detail regarding interest rate swaps.
As of December 31, 2020, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 78% of the total compared to 22% for floating rate interest-bearing deposits in other banks, compared to 97% of the total compared to 3% for the floating rate interest-bearing deposits in other banks at December 31, 2019. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was 14.6% as of December 31, 2020 and 0.4% at December 31, 2019. On the liability side of the balance sheet, 87% and 77% of deposits as of December 31, 2020 and 2019, are demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to rise at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of December 31, 2020
Dollar change	$119,586	$80,601	$39,751	$(15,398)
Percent change	21.3%	14.4%	7.1%	(2.7)%
As of December 31, 2019
Dollar change	$59,842	$40,687	$21,525	$(32,217)
Percent change	10.3%	7.0%	3.7%	(5.6)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of December 31, 2020 would increase net interest income by $39.8 million, or 7.1%, over the next twelve months compared to no change in interest rates. This same measure was $21.5 million, or 3.7%, as of December 31, 2019.
Overall, interest rate risk volatility as of December 31, 2020 compared to December 31, 2019 was higher due to an increase in balance sheet liquidity and reduced funding needs, as well as the impact of declining market interest rates which limits our capacity to lower interest-bearing deposit rates further.

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

March 1, 2021

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. See below for discussion of our critical audit matter.
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

Allowance for Credit Losses
Description of the Matter
As discussed above and in Note 2 to the consolidated financial statements, on January 1, 2020, the Company adopted Accounting Standards Codification (ASC) 326, the current expected credit losses (CECL) standard. The Company adopted this guidance using the modified retrospective approach which resulted in the recognition of a $26.8 million after-tax reduction to retained earnings. As of December 31, 2020, the Company’s loan portfolio totaled $14.8 billion, and the associated allowance for credit losses was $247.0 million. As discussed in Notes 1 and 7 to the consolidated financial statements, the allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments and is maintained by management at a level believed adequate to absorb current expected credit losses in the existing loan portfolio. The allowance for loan losses consists of (i) a specific allowance for individual loans where the recorded investment exceeds the value, (ii) an allowance based on historical credit loss experience with consideration of reasonable and supportable forecasts of economic conditions for each loan category, and (iii) an allowance based on other internal and external qualitative factors. The COVID-19 pandemic impacted the external qualitative factors applied to the allowance for loan losses, in which management considered multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the pandemic. There is a significant amount of judgment required by management when reviewing the external qualitative factors and the resulting qualitative estimate for the loan portfolios.

Auditing management’s estimate of the allowance for credit losses involved a high degree of subjectivity, in particular due to management judgment involved in evaluating the external qualitative factors discussed above. Management’s identification and measurement of the external qualitative factors is highly judgmental and could have a significant effect on the allowance for credit losses.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for establishing the allowance for credit losses, including the external qualitative factors used in estimating the allowance for credit losses. We tested controls over the Company’s allowance governance process, the data utilized in the external qualitative factor adjustments, and management’s identification of and review of the qualitative estimate which included observing key management meetings where the estimate is reviewed and approved.

We also performed audit procedures including, among others, involving our specialists to assist in evaluating the external qualitative factor adjustments. We assessed management’s methodology and considered whether relevant risks were reflected in the quantitative models and whether adjustments were appropriate. We evaluated the accuracy of management’s inputs into the qualitative factor adjustments by comparing the inputs to third-party macroeconomic data. We also considered the results of our other audit procedures to determine if they provided any corroborating or contrary evidence regarding the external qualitative factors. In addition, we evaluated the overall allowance for credit losses, inclusive of the external qualitative factor adjustments, and whether the amount appropriately reflects losses expected in the loan portfolio as of the consolidated balance sheet date by comparing the overall allowance for credit losses to those established by similar banking institutions with similar loan portfolios.

Accounting for Acquisitions
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company acquired Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank on March 9, 2020 for total consideration of $174.4 million consisting of 4.9 million shares of Company stock and $102.5 million in cash. The Company acquired $687.9 million of loans, net of fair value adjustments, a portion of which were classified as purchased credit deteriorated (PCD) loans. The Company used a discounted cash flow analysis involving significant unobservable assumptions to measure the fair value of the PCD loans. The significant assumptions utilized in the cash flow analysis included the probability of default (PD), loss given default (LGD), and discount rate.

Auditing the Company's accounting for its acquisition of Bankmanagers was complex due to the estimation uncertainty in determining the fair value of PCD loans, primarily due to the sensitivity of the fair value measurement to the significant underlying assumptions.

How We Addressed the Matter in Our Audit	We tested the design and operating effectiveness of the Company's controls over its accounting for acquisitions, including, among others, controls over the estimation process supporting the identification, recognition, and measurement of the PCD loans and management's judgments and evaluation of underlying assumptions used in the fair value measurement of the PCD loans.

To test the estimated fair value of the PCD loans, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the discounted cash flow analysis and significant assumptions. We also tested the PD and LGD assumptions by comparing the assumptions to loss expectations from industry benchmark analyses. We involved our specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions, including the PD, LGD, and discount rate, used in the fair value estimates.

Valuation of Goodwill
Description of the Matter	At December 31, 2020, the Company's goodwill was $862.4 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. The Company performed a quantitative impairment test as of October 1, 2020, in which the Company compared its estimate of the fair value of the reporting unit to the carrying value. The Company utilized a discounted cash flow analysis to estimate the fair value of the reporting unit.

Auditing management's annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate and certain projected financial information. These assumptions are affected by expectations about future market or economic conditions, particularly as a result of the uncertainty around the COVID-19 pandemic and timing of economic recovery.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting unit, with the support of our specialists, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to recent and current industry and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value of the reporting unit resulting from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1996.
Chicago, Illinois
March 1, 2021

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	As of December 31,
	2020	2019
Assets
Cash and due from banks	$196,364	$214,894
Interest-bearing deposits in other banks	920,880	84,327
Equity securities, at fair value	76,404	42,136
Securities available-for-sale, at fair value (amortized cost 2020 – $3,043,480; 2019 – $2,851,479)	3,096,408	2,873,386
Securities held-to-maturity, at amortized cost (fair value 2020 – $11,686; 2019 – $21,234)	12,071	21,997
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost	117,420	115,409
Loans	14,751,232	12,840,330
Allowance for loan losses	(239,017)	(108,022)
Net loans	14,512,215	12,732,308
Other real estate owned ("OREO")	8,253	8,750
Premises, furniture, and equipment, net	132,045	147,996
Investment in bank-owned life insurance ("BOLI")	301,101	296,351
Goodwill and other intangible assets	932,764	875,262
Accrued interest receivable and other assets	532,753	437,581
Total assets	$20,838,678	$17,850,397
Liabilities
Noninterest-bearing deposits	$5,797,899	$3,802,422
Interest-bearing deposits	10,214,565	9,448,856
Total deposits	16,012,464	13,251,278
Borrowed funds	1,546,414	1,658,758
Subordinated debt	234,768	233,948
Accrued interest payable and other liabilities	355,026	335,620
Total liabilities	18,148,672	15,479,604
Stockholders' Equity
Preferred stock	230,500	—
Common stock	1,254	1,204
Additional paid-in capital	1,275,492	1,211,274
Retained earnings	1,388,525	1,380,612
Accumulated other comprehensive income (loss), net of tax	26,379	(1,954)
Treasury stock, at cost	(232,144)	(220,343)
Total stockholders' equity	2,690,006	2,370,793
Total liabilities and stockholders' equity	$20,838,678	$17,850,397

	December 31, 2020		December 31, 2019
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,367	—	120,415
Shares outstanding	231	114,296	—	109,972
Treasury shares	—	11,071	—	10,443

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest Income
Loans	$568,065	$617,632	$523,229
Investment securities – taxable	70,404	66,292	49,409
Investment securities – tax-exempt	5,760	6,501	5,060
Other short-term investments	7,089	8,314	4,794
Total interest income	651,318	698,739	582,492
Interest Expense
Deposits	38,242	77,598	37,774
Borrowed funds	19,176	18,228	15,388
Subordinated debt	14,251	14,431	12,708
Total interest expense	71,669	110,257	65,870
Net interest income	579,649	588,482	516,622
Provision for loan losses	98,615	44,027	47,854
Net interest income after provision for loan losses	481,034	544,455	468,768
Noninterest Income
Wealth management fees	50,688	48,337	43,512
Service charges on deposit accounts	42,059	49,424	48,715
Mortgage banking income	21,115	10,105	7,094
Card-based fees	16,150	18,133	17,024
Capital market products income	6,961	13,931	7,721
Swap termination costs	(31,852)	—	—
Other service charges, commissions, and fees	10,576	11,363	10,890
Net securities gains	13,323	—	—
Other income	11,633	11,586	9,636
Total noninterest income	140,653	162,879	144,592
Noninterest Expense
Salaries and wages	211,917	197,640	181,164
Retirement and other employee benefits	45,728	42,879	43,104
Net occupancy and equipment expense	57,081	51,818	48,875
Technology and related costs	39,822	27,787	24,824
Professional services	35,019	36,428	31,636
Amortization of other intangible assets	11,207	10,481	7,444
Federal Deposit Insurance Corporation ("FDIC") premiums	11,093	8,353	10,584
Advertising and promotions	10,109	11,561	9,248
Net OREO expense	1,196	2,436	1,162
Other expenses	30,203	28,995	28,236
Optimization costs	19,869	—	—
Acquisition and integration related expenses	13,462	21,860	9,613
Delivering Excellence implementation costs	—	1,157	20,413
Total noninterest expense	486,706	441,395	416,303
Income before income tax expense	134,981	265,939	197,057
Income tax expense	27,083	66,201	39,187
Net income	$107,898	$199,738	$157,870
Preferred dividends	(9,119)	—	—
Net income applicable to non-vested restricted shares	(984)	(1,681)	(1,312)
Net income applicable to common shares	$97,795	$198,057	$156,558
Per Common Share Data
Basic earnings per common share ("EPS")	$0.87	$1.83	$1.52
Diluted EPS	0.87	1.82	1.52
Dividends declared per common share	0.56	0.54	0.45
Weighted-average common shares outstanding	112,355	108,156	102,850
Weighted-average diluted common shares outstanding	112,702	108,584	102,854

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income	$107,898	$199,738	$157,870
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	44,344	61,818	(16,294)
Tax effect	(12,231)	(17,218)	4,342
Net of tax	32,113	44,600	(11,952)
Reclassification of net gains included in net income:
Before tax	13,323	—	—
Tax effect	(3,730)	—	—
Net of tax	9,593	—	—
Net unrealized holding gains (losses)	22,520	44,600	(11,952)
Derivative Instruments
Unrealized holding gains:
Before tax	44,774	4,670	2,786
Tax effect	(12,481)	(1,301)	(789)
Net of tax	32,293	3,369	1,997
Reclassification of net losses included in net income:
Before tax	(31,852)	—	—
Tax effect	8,919	—	—
Net of tax	(22,933)	—	—
Net unrealized holding gains	9,360	3,369	1,997
Unrecognized Net Pension Costs
Net unrealized holding (losses) gains:
Before tax	(4,837)	3,624	(3,850)
Tax effect	1,290	(1,035)	1,018
Net of tax	(3,547)	2,589	(2,832)
Total other comprehensive income (loss)	28,333	50,558	(12,787)
Total comprehensive income	$136,231	$250,296	$145,083

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at December 31, 2017	$(13,976)	$(3,763)	$(15,297)	$(33,036)
Adjustments to apply recent accounting pronouncements(1)	(2,864)	(784)	(3,041)	(6,689)
Other comprehensive loss	(11,952)	1,997	(2,832)	(12,787)
Balance at December 31, 2018	(28,792)	(2,550)	(21,170)	(52,512)
Other comprehensive income	44,600	3,369	2,589	50,558
Balance at December 31, 2019	15,808	819	(18,581)	(1,954)
Other comprehensive income	22,520	9,360	(3,547)	28,333
Balance at December 31, 2020	$38,328	$10,179	$(22,128)	$26,379
(1)As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2017	102,717	$—	$1,123	$1,031,870	$1,074,990	$(33,036)	$(210,073)	$1,864,874
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	6,689	(6,689)	—	—
Net income	—	—	—	—	157,870	—	—	157,870
Other comprehensive loss	—	—	—	—	—	(12,787)	—	(12,787)
Common dividends declared ($0.45 per common share)	—	—	—	—	(46,782)	—	—	(46,782)
Acquisition, net of issuance costs	3,311	—	33	83,270	—	—	—	83,303
Common stock issued	39	—	1	293	—	—	667	961
Restricted stock activity	311	—	—	(12,983)	—	—	8,562	(4,421)
Treasury stock issued to benefit plans	(3)	—	—	68	—	—	(150)	(82)
Share-based compensation expense	—	—	—	12,062	—	—	—	12,062
Balance at December 31, 2018	106,375	—	1,157	1,114,580	1,192,767	(52,512)	(200,994)	2,054,998
Adjustment to apply recent accounting pronouncements(2)	—	—	—	—	47,257	—	—	47,257
Net income	—	—	—	—	199,738	—	—	199,738
Other comprehensive income	—	—	—	—	—	50,558	—	50,558
Common dividends declared ($0.54 per common share)	—	—	—	—	(59,150)	—	—	(59,150)
Acquisition, net of issuance costs	4,879	—	47	97,350	—	—	4,099	101,496
Common stock issued	38	—	—	88	—	—	674	762
Purchase of common stock	(1,687)	—	—	—	—	—	(33,928)	(33,928)
Restricted stock activity	381	—	—	(13,913)	—	—	10,083	(3,830)
Treasury stock issued to benefit plans	(14)	—	—	(14)	—	—	(277)	(291)
Share-based compensation expense	—	—	—	13,183	—	—	—	13,183
Balance at December 31, 2019	109,972	—	1,204	1,211,274	1,380,612	(1,954)	(220,343)	2,370,793
Adjustment to apply recent accounting pronouncements(3)	—	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	—	107,898	—	—	107,898
Other comprehensive income	—	—	—	—	—	28,333		28,333
Preferred dividends	—	—	—	—	(9,119)	—	—	(9,119)
Common dividends declared ($0.56 per common share)	—	—	—	—	(64,045)	—	—	(64,045)
Acquisitions, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Preferred stock issued	—	230,500	—	(9,313)	—	—	—	221,187
Common stock issued	55	—	1	401	—	—	679	1,081
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Restricted stock activity	534	—	—	(13,361)	—	—	10,325	(3,036)
Treasury stock issued to benefit plans	(24)	—	—	(83)	—	—	(248)	(331)
Share-based compensation expense	—	—	—	14,740	—	—	—	14,740
Balance at December 31, 2020	114,296	$230,500	$1,254	$1,275,492	$1,388,525	$26,379	$(232,144)	$2,690,006
(1)As a result of accounting guidance adopted in 2018, certain reclassifications were made from accumulated other comprehensive loss to retained earnings as of January 1, 2018.
(2)As a result of accounting guidance adopted in 2019, the remaining deferred gain on a sale-leaseback transaction was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2019.
(3)As a result of accounting guidance adopted in the first quarter of 2020, a portion of the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements."

See accompanying notes to the consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$107,898	$199,738	$157,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98,615	44,027	47,854
Depreciation of premises, furniture, and equipment	16,451	16,366	15,865
Net amortization of premium on securities	21,884	15,731	15,348
Net securities gains	(13,323)	—	—
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(23,106)	(9,992)	(5,562)
Net (gains) losses on sales and valuation adjustments of OREO	(126)	373	(347)
Amortization of the FDIC indemnification asset	892	1,208	1,208
Net losses on sales and valuation adjustments of premises, furniture, and equipment	8,005	879	5,227
BOLI income	(7,444)	(8,394)	(5,835)
Net pension cost (income)	1,361	(489)	1,447
Share-based compensation expense	14,740	13,183	12,062
Tax benefit related to share-based compensation	327	364	258
Provision for deferred income tax (benefit) expense	(9,056)	10,944	26,309
Amortization of other intangible assets	11,207	10,481	7,444
Originations of mortgage loans held-for-sale	(833,385)	(499,318)	(224,303)
Proceeds from sales of mortgage loans held-for-sale	835,688	474,384	245,967
Net (increase) decrease in equity securities	(34,268)	(4,364)	964
Net increase in accrued interest receivable and other assets	(30,974)	(146,968)	(44,246)
Net (decrease) increase in accrued interest payables and other liabilities	(30,345)	108,956	(4,346)
Net cash provided by operating activities	135,041	227,109	253,184
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	1,255,209	531,032	331,026
Proceeds from sales of securities available-for-sale	281,869	93,332	24,974
Purchases of securities available-for-sale	(1,600,784)	(916,564)	(735,701)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	20,104	4,460	3,584
Purchases of securities held-to-maturity	(10,098)	(2,855)	—
Net purchases of FHLB stock	(2,011)	(33,626)	(10,040)
Net increase in loans	(1,181,870)	(719,676)	(770,039)
Proceeds from claims on BOLI, net of premiums paid	5,191	8,776	(49)
Proceeds from sales of OREO	4,262	10,645	16,953
Proceeds from sales of premises, furniture, and equipment	1,716	4,145	4,561
Purchases of premises, furniture, and equipment	(11,279)	(20,330)	(27,800)
Net cash received from (paid for) acquisitions	142,282	(13,532)	160,145
Net cash used in investing activities	(1,095,409)	(1,054,193)	(1,002,386)
Financing Activities
Net increase in deposit accounts	1,811,110	180,412	567,627
Net (decrease) increase in borrowed funds	(123,876)	750,933	172,977
Swap termination costs	(31,852)	—	—
Net proceeds from the issuance of preferred stock	221,187	—	—
Repurchases of common stock	(22,557)	(33,928)	—
Cash dividends paid	(72,585)	(56,540)	(44,293)
Restricted stock activity	(3,036)	(3,830)	(4,421)
Net cash provided by financing activities	1,778,391	837,047	691,890
Net increase (decrease) in cash and cash equivalents	818,023	9,963	(57,312)
Cash and cash equivalents at beginning of year	299,221	289,258	346,570
Cash and cash equivalents at end of year	$1,117,244	$299,221	$289,258

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	$40,276	$48,899	$(1,108)
Interest paid to depositors and creditors	77,345	109,760	60,569
Dividends declared, but unpaid	15,862	15,283	12,674
Common stock issued for acquisitions, net of issuance costs	71,883	101,496	83,303
Non-cash transfers of loans to OREO	1,930	944	6,027
Non-cash transfers of loans to other assets	—	13,175	—
Non-cash transfers of loans held-for-investment (from) to loans held-for-sale	(6,880)	9,472	15,060
Non-cash transfer of trading securities and securities available-for-sale to equity securities	—	—	27,855
Non-cash recognition of right-of-use asset	—	143,561	—
Non-cash recognition of lease liability	—	143,561	—

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
Equity Securities – The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. These securities are carried at fair value with changes in fair value recognized in net income.
Securities Available-for-Sale – All other securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive income (loss) ("AOCI").

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using the effective interest method. Amortization of premiums and accretion of discounts are included in interest income.
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities losses in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company assesses securities with unrealized losses to determine whether impairment has occurred. In evaluating impairment, the Company considers many factors, including (i) the severity of the impairment, (ii) the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades for debt securities, (iii) intent to hold the security until its value recovers, and (iv) the likelihood that the Company would be required to sell the security before a recovery in value, which may be at maturity. If there is an unrealized loss on a security that is deemed to be a credit-related impairment, it is recorded as an allowance through a charge to expense through noninterest expense, limited to the difference between amortized cost and fair value. If there is an unrealized loss that is not deemed to be a credit-related impairment, it is recorded through other comprehensive income (loss).
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
Acquired Loans – Acquired loans consist of all loans that were acquired in business combinations and are included within loans held-for-investment. Acquired loans are separated into (i) non-purchased credit deteriorated ("non-PCD") loans and (ii) purchased credit deteriorated ("PCD") loans. Non-PCD loans include loans that did not have evidence of more-than-insignificant credit deterioration since origination at the acquisition date. PCD loans include loans that had evidence of more-than-insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Leases and revolving loans do not qualify to be accounted for as PCD loans and are accounted for as non-PCD loans.
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
Prior to the adoption of CECL accounting guidance on January 1, 2020, PCI loans were generally considered accruing loans unless reasonable estimates of the timing and amount of expected future cash flows could not be determined. Loans without reasonable future cash flow estimates were classified as non-accrual loans, and interest income was not recognized on those loans until the timing and amount of the expected future cash flows could be reasonably determined.
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
Impaired Loans – Prior to the adoption of CECL accounting guidance on January 1, 2020, impaired loans consisted of corporate non-accrual loans and TDRs. A loan was considered impaired when it was probable that the Company would not collect all contractual principal and interest. With the exception of accruing TDRs, impaired loans were classified as non-accrual and were exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. Impaired loans with balances under a specified threshold were not individually evaluated for impairment. For all other impaired loans, impairment was measured by comparing the estimated value of the loan to the recorded book value. The value of collateral-dependent loans was based on the fair value of the underlying collateral, less costs to sell. The value of other loans was measured using the present value of expected future cash flows discounted at the loan's initial effective interest rate.
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
The allowance by loan category is based on a discounted cash flows analysis as future cash flows are discounted at an effective rate of return. In addition, estimates of losses on future cash flows are forecasted by applying probability of default and loss given default factors as well as prepayment and curtailment assumptions to cash flows that are adjusted to a present value. This discounted cash flow analysis is updated quarterly, primarily using actual loss experience adjusted for current reasonable and supportable forecasts of economic conditions over a one-year forecast period. After the one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis. These forecasts consider multiple scenarios of key assumptions including national unemployment rates, housing price indices, and gross domestic product.
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
Prior to the adoption of CECL accounting guidance on January 1, 2020, the general component of the allowance for loan losses was based on an incurred loss migration analysis that used historical credit loss experience by loan category and internal risk rating for corporate loans for a rolling 8-quarter period. In addition, no allowance for loan losses was recorded on acquired loans at the acquisition date. Subsequent to the acquisition date, an allowance for credit losses was established as necessary to reflect credit deterioration.
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
Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company's goodwill is allocated to First Midwest Bancorp, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill for impairment. Impairment testing performed using a qualitative approach assesses recent events and circumstances to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include, but are not limited to, macroeconomic conditions, industry- and market- specific conditions and trends, the Company's financial performance, market capitalization, stock price, and Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more-likely-than-not that an impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative goodwill impairment test. In the quantitative goodwill impairment test, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the reporting unit's carrying amount exceeds its fair value, the Company would record an impairment charge based on that difference.
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
For fair value hedges, changes in the fair value of the derivative instruments, as well as changes in the fair value of the hedged item, are recognized in earnings in the same income statement line item as the earnings effect of the hedged item. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of AOCI and is reclassified to earnings when the hedged transaction is reflected in earnings.
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
Loan Modifications Due to COVID-19: In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic (the "pandemic"). The Company's banking regulators issued a statement titled the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act, as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January

1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, the Company is offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the Company has eligible modifications with outstanding balances totaling $96.7 million.
Regulatory Capital Delay of CECL Impact: In February of 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). During 2020, the federal bank regulatory agencies issued a rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
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
Reference Rate Reform: In March of 2020, the FASB issued ASU 2020-04 that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, if certain criteria are met. This guidance is effective as of March 12, 2020 through December 31, 2022. Management is in the process of determining the impact on the Company's financial condition, results of operations, and liquidity.

3.  ACQUISITIONS
Completed Acquisitions
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee, Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $687.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $60.6 million associated with the acquisition was recorded by the Company. All Park Bank operating systems were converted to the Company's operating platform during the second quarter of 2020.
During the fourth quarter of 2020, the Company updated the fair value adjustments associated with the Bankmanagers transaction. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations. The fair value adjustments, including goodwill, associated with the transaction remain preliminary and may change as the Company continues to finalize the fair value of the assets and liabilities acquired.
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
During the second quarter of 2020, the Company finalized the fair value adjustments associated with the Bridgeview transaction, which required a measurement period adjustment to goodwill.
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
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

	Park Bank	Bridgeview
	March 9, 2020	May 9, 2019
Assets
Cash and due from banks and interest-bearing deposits in other banks	$244,781	35,097
Equity securities	—	6,966
Securities available-for-sale	136,856	263,090
Securities held-to-maturity	300	13,426
FHLB and FRB stock	—	1,481
Loans	687,923	709,438
OREO	2,276	5,436
Goodwill	60,632	63,231
Other intangible assets	3,068	15,603
Premises, furniture, and equipment	2,550	16,138
Accrued interest receivable and other assets	12,475	35,909
Total assets	$1,150,861	$1,165,815
Liabilities
Noninterest-bearing deposits	$356,050	$179,267
Interest-bearing deposits	594,026	807,487
Total deposits	950,076	986,754
Borrowed funds	11,532	1,746
Senior and subordinated debt	—	29,360
Accrued interest payable and other liabilities	14,871	12,603
Total liabilities	976,479	1,030,463
Consideration Paid
Common stock (2020 - 4,930,231, shares issued at $14.58 per share, 2019 - 4,728,541 share issued at $20.77 per share), net of issuance costs	71,883	98,212
Cash paid	102,499	37,140
Total consideration paid	174,382	135,352
	$1,150,861	$1,165,815
Expenses related to the acquisition and integration of completed and pending transactions totaled $13.5 million, $21.9 million and $9.6 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are reported as a separate component within noninterest expense in the Consolidated Statements of Income.

4.  SECURITIES
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2020				2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$12,001	$50	$—	$12,051	$33,939	$137	$(1)	$34,075
U.S. agency securities	654,321	3,129	(4,976)	652,474	249,502	758	(1,836)	248,424
Collateralized mortgage obligations ("CMOs")	1,415,312	27,529	(4,323)	1,438,518	1,547,805	14,893	(5,027)	1,557,671
Other mortgage-backed securities ("MBSs")	566,830	14,650	(640)	580,840	678,804	7,728	(1,848)	684,684
Municipal securities	224,446	11,573	(4)	236,015	228,632	5,898	(99)	234,431
Corporate debt securities	170,570	6,210	(270)	176,510	112,797	1,791	(487)	114,101
Total securities available-for-sale	$3,043,480	$63,141	$(10,213)	$3,096,408	$2,851,479	$31,205	$(9,298)	$2,873,386
Securities Held-to-Maturity
Municipal securities	$12,291	$—	$(385)	$11,906
Allowance for securities held-to-maturity(1)	(220)			(220)
Total for securities held- to-maturity, net	$12,071	$—	$(385)	$11,686	$21,997	$—	$(763)	$21,234
Equity Securities				$76,404				$42,136

(1)The allowance for securities held-to-maturity was established upon adoption of CECL on January 1, 2020
Accrued interest receivable on the securities portfolio totaled $11.9 million and $11.3 million as of December 31, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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
Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$322,490	$327,264	$845	$818
After one year to five years	205,469	208,511	4,392	4,252
After five years to ten years	533,379	541,275	1,412	1,367
After ten years	—	—	5,422	5,249
Securities that do not have a single contractual maturity date	1,982,142	2,019,358	—	—
Total	$3,043,480	$3,096,408	$12,071	$11,686

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.6 billion for December 31, 2020 and $1.3 billion for December 31, 2019. No securities held-to-maturity were pledged as of December 31, 2020 or 2019.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity as of December 31, 2020 or 2019.
There were realized net gains of $13.3 million on securities available-for-sale for the year ended December 31, 2020, on sales of $268.5 million of securities. There were no net securities gains (losses) recognized during the years ended December 31, 2019 and 2018. Certain securities acquired in the Bridgeview and Northern States transactions were sold shortly after the acquisition date, resulting in no gains or losses as they were recorded at fair value upon acquisition.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2020 and 2019.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		Greater Than 12 Months		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2020
Securities Available-for-Sale
U.S. agency securities	48	$253,841	$4,764	$14,932	$212	$268,773	$4,976
CMOs	104	349,853	3,205	86,618	1,118	436,471	4,323
MBSs	19	69,838	550	12,307	90	82,145	640
Municipal securities	4	1,012	4	—	—	1,012	4
Corporate debt securities	3	8,100	105	9,513	165	17,613	270
Total	178	$682,644	$8,628	$123,370	$1,585	$806,014	$10,213
As of December 31, 2019
Securities Available-for-Sale
U.S. treasury securities	5	$4,966	$1	$—	$—	$4,966	$1
U.S. agency securities	52	97,729	1,200	49,387	636	147,116	1,836
CMOs	148	187,470	2,177	412,083	2,850	599,553	5,027
MBSs	59	66,340	996	121,861	852	188,201	1,848
Municipal securities	16	9,384	89	3,104	10	12,488	99
Corporate debt securities	6	9,719	281	21,955	206	31,674	487
Total	286	$375,608	$4,744	$608,390	$4,554	$983,998	$9,298
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of December 31, 2020 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5.  LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Commercial and industrial	$4,578,254	$4,481,525
Agricultural	364,038	405,616
Commercial real estate:
Office, retail, and industrial	1,861,768	1,848,718
Multi-family	872,813	856,553
Construction	612,611	593,093
Other commercial real estate	1,481,976	1,383,708
Total commercial real estate	4,829,168	4,682,072
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	9,771,460	9,569,213
PPP loans	785,563	—
Total corporate loans	10,557,023	9,569,213
Home equity	761,725	851,454
1-4 family mortgages	3,022,413	1,927,078
Installment	410,071	492,585
Total consumer loans	4,194,209	3,271,117
Total loans	$14,751,232	$12,840,330
Deferred loan fees included in total loans	$9,696	$7,972
Overdrawn demand deposits included in total loans	8,444	10,675
Accrued interest receivable on the loan portfolio totaled $56.7 million and $48.4 million as of December 31, 2020 and December 31, 2019, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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
The Company began originating PPP loans during the second quarter of 2020 as a part of the U.S. Small Business Administration's ("SBA") program established by the CARES Act. These loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met.
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
The Bank is a member of the FHLB and FRB and has access to financing secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. The carrying values of loans that were pledged to secure liabilities as of December 31, 2020 and 2019 are presented below.
Carrying Value of Loans Pledged
(Dollar amounts in thousands)

	As of December 31
	2020	2019
Loans pledged to secure:
FHLB advances (blanket pledge)	$5,909,052	$5,371,872
FRB's Discount Window Primary Credit Program	1,207,676	1,173,250
Total	$7,116,728	$6,545,122
As of December 31, 2020 and 2019, based on loans pledged under a blanket pledge agreement noted in the table above, the Bank was eligible to borrow up to $3.6 billion and $3.3 billion, respectively, in FHLB advances. As of December 31, 2020 and 2019, the Bank was eligible to borrow up to $864.9 million and $874.3 million, respectively, through the FRB's Discount Window Primary Credit Program based on assets pledged. For additional disclosure related to the Company's outstanding balance of borrowings, see Note 12, "Borrowed Funds."

Loan Sales
The following table presents loan sales and purchases for the years ended December 31, 2020, 2019, and 2018.
Loan Sales and Purchases
(Dollar amounts in thousands)

	As of December 31,
	2020	2019	2018
Corporate loan sales
Proceeds from sales	$4,990	$14,650	$17,900
Less book value of loans sold	4,876	14,149	17,498
Net gains on corporate sales(1)	114	501	402
1-4 family mortgage loan sales
Proceeds from sales	835,688	474,384	245,967
Less book value of loans sold	812,696	464,893	240,807
Net gains on 1-4 family mortgage sales(2)	22,992	9,491	5,160
Total net gains on loan sales	$23,106	$9,992	$5,562
Corporate loan purchases(3)
Commercial and industrial	$273,245	$368,533	$627,045
Office, retail, and industrial	17,128	4,787	9,500
Multi-family	—	—	25,097
Construction	10,694	17,372	50,376
Other commercial real estate	15,000	24,559	36,312
Total corporate loan purchases	$316,067	$415,251	$748,330
Consumer loan purchases
Home equity	$144,967	$149,379	$131,767
1-4 family mortgages	1,150,414	834,473	131,993
Total consumer loan purchases	$1,295,381	$983,852	$263,760
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
6.  ACQUIRED LOANS
The following table presents the carrying amount of acquired loans as of December 31, 2020 and 2019.
Acquired Loans(1)(2)
(Dollar amounts in thousands)

	As of December 31,
	2020			2019
	PCD	Non-PCD	Total	PCI	Non-PCI	Total
Acquired loans	$212,021	$1,198,818	$1,410,839	$167,183	$1,216,133	$1,383,316
(1) Included in loans in the Consolidated Statements of Financial Condition.
(2) Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it is probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.
The outstanding balance of PCD loans was $247.3 million as of December 31, 2020 and the outstanding balance of PCI loans was $243.0 million as of December 31, 2019.
Total accretion on acquired loans for December 31, 2020, 2019, and 2018 was $29.5 million, $35.6 million, and $19.5 million, respectively.

7.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, IMPAIRED LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of December 31, 2020 and 2019. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-Performing Loans by Class(1)
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual	90 Days or More Past Due, Still Accruing Interest
As of December 31, 2020
Commercial and industrial	$4,530,546	$9,254	$38,454	$47,708	$4,578,254	$42,965	$591
Agricultural	359,373	705	3,960	4,665	364,038	10,719	—
Commercial real estate:
Office, retail, and industrial	1,827,891	3,961	29,916	33,877	1,861,768	34,224	257
Multi-family	867,815	2,510	2,488	4,998	872,813	2,488	—
Construction	606,934	1,154	4,523	5,677	612,611	4,980	1,065
Other commercial real estate	1,448,258	15,015	18,703	33,718	1,481,976	25,824	434
Total commercial real estate	4,750,898	22,640	55,630	78,270	4,829,168	67,516	1,756
Total corporate loans, excluding PPP loans	9,640,817	32,599	98,044	130,643	9,771,460	121,200	2,347
PPP loans	785,563	—	—	—	785,563	—	—
Total corporate loans	10,426,380	32,599	98,044	130,643	10,557,023	121,200	2,347
Home equity	750,263	5,563	5,899	11,462	761,725	10,795	956
1-4 family mortgages	3,009,564	5,296	7,553	12,849	3,022,413	10,530	115
Installment	404,831	4,263	977	5,240	410,071	—	977
Total consumer loans	4,164,658	15,122	14,429	29,551	4,194,209	21,325	2,048
Total loans	$14,591,038	$47,721	$112,473	$160,194	$14,751,232	$142,525	$4,395
As of December 31, 2019
Commercial and industrial	$4,455,381	$11,468	$14,676	$26,144	$4,481,525	$29,995	$2,207
Agricultural	398,676	850	6,090	6,940	405,616	5,954	358
Commercial real estate:
Office, retail, and industrial	1,830,321	2,943	15,454	18,397	1,848,718	25,857	546
Multi-family	853,762	211	2,580	2,791	856,553	2,697	—
Construction	588,065	4,876	152	5,028	593,093	152	—
Other commercial real estate	1,377,678	3,233	2,797	6,030	1,383,708	4,729	529
Total commercial real estate	4,649,826	11,263	20,983	32,246	4,682,072	33,435	1,075
Total corporate loans	9,503,883	23,581	41,749	65,330	9,569,213	69,384	3,640
Home equity	841,908	4,992	4,554	9,546	851,454	8,443	146
1-4 family mortgages	1,917,648	5,452	3,978	9,430	1,927,078	4,442	1,203
Installment	491,406	1,167	12	1,179	492,585	—	12
Total consumer loans	3,250,962	11,611	8,544	20,155	3,271,117	12,885	1,361
Total loans	$12,754,845	$35,192	$50,293	$85,485	$12,840,330	$82,269	$5,001
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

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses inherent in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the years ended December 31, 2020, 2019, and 2018 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Year Ended December 31, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustments to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	11,453	2,003	—	—	—	39	872	14,367
Charge-offs	(26,871)	(6,480)	(38)	(7,635)	(3,168)	(14,637)	—	(58,829)
Recoveries	5,061	25	5	—	316	2,103	—	7,510
Net charge-offs	(21,810)	(6,455)	(33)	(7,635)	(2,852)	(12,534)	—	(51,319)
Provision for loan losses and other	47,322	9,264	2,395	2,312	9,326	27,996	400	99,015
Ending Balance	$119,954	$24,078	$5,709	$6,674	$24,309	$58,293	$8,025	$247,042
Year Ended December 31, 2019
Beginning balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
Charge-offs	(28,008)	(2,800)	(340)	(10)	(800)	(14,250)	—	(46,208)
Recoveries	4,815	253	478	19	357	2,062	—	7,984
Net charge-offs	(23,193)	(2,547)	138	9	(443)	(12,188)	—	(38,224)
Provision for loan losses and other	22,747	2,227	348	(485)	1,917	17,273	—	44,027
Ending balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Year Ended December 31, 2018
Beginning balance	$55,791	$10,996	$2,534	$3,481	$6,381	$16,546	$1,000	$96,729
Charge-offs	(36,477)	(2,286)	(5)	(1)	(410)	(8,806)	—	(47,985)
Recoveries	2,946	334	3	125	1,532	1,681	—	6,621
Net charge-offs	(33,531)	(1,952)	(2)	124	1,122	(7,125)	—	(41,364)
Provision for loan losses and other	41,016	(1,144)	(68)	(1,432)	(2,569)	12,051	200	48,054
Ending balance	$63,276	$7,900	$2,464	$2,173	$4,934	$21,472	$1,200	$103,419
(1) As a result of accounting guidance adopted in 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020. For further discussion of this guidance, see Note 2, "Recent Accounting Pronouncements and Other Guidance."
The allowance for credit losses increased from December 31, 2019 primarily due to the adoption of CECL and the estimated impact of the pandemic on the allowance for credit losses, which considers multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the pandemic.

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of December 31, 2020 and 2019.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total	Individually Evaluated	Collectively Evaluated	PCD/PCI(1)	Total
As of December 31, 2020
Commercial, industrial, and agricultural	$45,650	$4,826,017	$70,625	$4,942,292	$3,536	$107,763	$8,655	$119,954
Commercial real estate:
Office, retail, and industrial	26,384	1,792,618	42,766	1,861,768	1,123	15,106	7,849	24,078
Multi-family	1,279	864,677	6,857	872,813	—	5,438	271	5,709
Construction	1,154	595,550	15,907	612,611	—	4,535	2,139	6,674
Other commercial real estate	13,736	1,414,541	53,699	1,481,976	171	12,651	11,487	24,309
Total commercial real estate	42,553	4,667,386	119,229	4,829,168	1,294	37,730	21,746	60,770
Total corporate loans, excluding PPP loans	88,203	9,493,403	189,854	9,771,460	4,830	145,493	30,401	180,724
PPP loans	—	785,563	—	785,563	—	—	—	—
Total corporate loans	88,203	10,278,966	189,854	10,557,023	4,830	145,493	30,401	180,724
Consumer	—	4,172,042	22,167	4,194,209	—	57,567	726	58,293
Allowance for unfunded commitments	—	—	—	—	—	8,025	—	8,025
Total loans	$88,203	$14,451,008	$212,021	$14,751,232	$4,830	$211,085	$31,127	$247,042
As of December 31, 2019
Commercial, industrial, and agricultural	$34,142	$4,807,114	$45,885	$4,887,141	$3,414	$59,108	$308	$62,830
Commercial real estate:
Office, retail, and industrial	24,820	1,795,557	28,341	1,848,718	578	6,899	103	7,580
Multi-family	1,995	851,857	2,701	856,553	—	2,854	96	2,950
Construction	123	581,747	11,223	593,093	—	1,681	16	1,697
Other commercial real estate	3,241	1,323,635	56,832	1,383,708	—	4,867	1,541	6,408
Total commercial real estate	30,179	4,552,796	99,097	4,682,072	578	16,301	1,756	18,635
Total corporate loans	64,321	9,359,910	144,982	9,569,213	3,992	75,409	2,064	81,465
Consumer	—	3,248,916	22,201	3,271,117	—	25,424	1,133	26,557
Allowance for unfunded commitments	—	—	—	—	—	1,200	—	1,200
Total loans	$64,321	$12,608,826	$167,183	$12,840,330	$3,992	$102,033	$3,197	$109,222

(1) Prior to the adoption of CECL on January 1, 2020, loans that had evidence of credit deterioration since origination and for which it was probable at acquisition that the Company would not collect all contractually required principal and interest payments were classified as PCI.

The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of December 31, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

Commercial and industrial	$27,007	$35,632	$2,555	$36,686
Agricultural	8,583	1,737	—	5,213
Commercial real estate:
Office, retail, and industrial	42,790	—	—	23,508
Multi-family	2,097	—	—	1,279
Construction	5,370	—	—	1,831
Other commercial real estate	40,430	—	—	20,158
Total commercial real estate	90,687	—	—	46,776
Total corporate loans	126,277	37,369	2,555	88,675
Home equity	211	—	—	99
1-4 family mortgages	2,807	—	—	578
Installment	—	—	—	—
Total consumer loans	3,018	—	—	677
Total loans	$129,295	$37,369	$2,555	$89,352
Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of December 31, 2020 and 2019. PCD and PCI loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of December 31,
	2020				2019
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance	Specific Reserve
Commercial and industrial	$33,643	$1,687	$40,055	$398	$12,885	$15,516	$52,559	$2,456
Agricultural	5,213	5,107	14,972	3,138	1,889	3,852	9,293	958
Commercial real estate:
Office, retail, and industrial	21,537	4,847	30,474	1,123	14,111	10,709	37,007	578
Multi-family	1,279	—	1,279	—	1,995	—	1,995	—
Construction	1,154	—	1,507	—	123	—	123	—
Other commercial real estate	12,822	914	14,240	171	3,241	—	3,495	—
Total commercial real estate	36,792	5,761	47,500	1,294	19,470	10,709	42,620	578
Total corporate	75,648	12,555	102,527	4,830	34,244	30,077	104,472	3,992
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans individually evaluated	$75,648	$12,555	$102,527	$4,830	$34,244	$30,077	$104,472	$3,992
Interest income recognized on non-accrual loans using the cash basis of accounting for the year ended December 31, 2020 and 2019 was $1.5 million and $643,000, respectively.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of December 31, 2020 and net loan charge-offs for the year ended December 31, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans due to guarantees.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$727,669	$842,650	$713,406	$460,835	$170,816	$391,963	$1,169,458	$4,476,797
Special Mention(1)	3,960	19,043	77,999	5,753	13,371	16,433	110,418	246,977
Substandard(2)	4,200	12,594	69,537	18,245	15,442	23,217	21,599	164,834
Non-accrual(3)	906	3,306	24,032	5,251	8,416	6,145	5,628	53,684
Total commercial, industrial, agricultural	$736,735	$877,593	$884,974	$490,084	$208,045	$437,758	$1,307,103	$4,942,292
Commercial, industrial, agricultural, net loan charge-offs	$44	$1,566	$1,402	$6,066	$2,029	$1,908	$8,795	$21,810
Office, retail, and industrial:
Pass	$165,299	$236,837	$196,857	$270,279	$267,328	$594,868	$4,762	$1,736,230
Special Mention(1)	640	2,775	5,621	9,914	7,818	19,056	200	46,024
Substandard(2)	—	—	7,973	3,359	17,288	16,670	—	45,290
Non-accrual(3)	—	—	132	178	11,478	22,436	—	34,224
Total office, retail, and industrial	$165,939	$239,612	$210,583	$283,730	$303,912	$653,030	$4,962	$1,861,768
Office, retail, and industrial net loan charge-offs	$—	$333	$155	$4	$1,769	$2,633	$1,561	$6,455
Multi-family:
Pass	$151,861	$164,199	$87,472	$117,506	$81,722	$228,617	$24,069	$855,446
Special Mention(1)	—	—	725	—	5,515	1,858	—	8,098
Substandard(2)	—	—	383	75	—	6,323	—	6,781
Non-accrual(3)	—	—	—	1,279	—	1,209	—	2,488
Total multi-family	$151,861	$164,199	$88,580	$118,860	$87,237	$238,007	$24,069	$872,813
Multi-family net loan charge-offs	$—	$3	$—	$1	$—	$10	$19	$33
Construction:
Pass	$84,060	$106,936	$183,111	$83,017	$59,752	$60,698	$21,161	$598,735
Special Mention(1)	—	—	43	881	—	1,361	—	2,285
Substandard(2)	—	—	—	2,105	752	3,754	—	6,611
Non-accrual(3)	—	—	—	1,154	—	2,181	1,645	4,980
Total construction	$84,060	$106,936	$183,154	$87,157	$60,504	$67,994	$22,806	$612,611
Construction net loan charge-offs	$—	$(12)	$85	$5,490	$—	$1,887	$185	$7,635
Other commercial real estate:
Pass	$194,860	$180,909	$207,813	$168,270	$104,820	$332,088	$27,990	$1,216,750
Special Mention(1)	—	865	18,209	28,633	14,252	43,740	—	105,699
Substandard(2)	—	4,285	30,537	18,285	12,140	68,214	242	133,703
Non-accrual(3)	—	—	768	1,620	11,192	12,137	107	25,824
Total other commercial real estate	$194,860	$186,059	$257,327	$216,808	$142,404	$456,179	$28,339	$1,481,976
Other commercial real estate net loan charge- offs	$—	$555	$179	$1,171	$182	$778	$(13)	$2,852
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
(3)Loans categorized as non-accrual exhibit well-defined weaknesses that may jeopardize the liquidation of the debt or result in a loss if the deficiencies are not corrected.

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity:
Performing	$12,640	$10,892	$13,115	$11,411	$8,947	$53,262	$640,663	$750,930
Non-accrual	—	126	509	254	776	7,139	1,991	10,795
Total home equity	$12,640	$11,018	$13,624	$11,665	$9,723	$60,401	$642,654	$761,725
Home equity net loan charge-offs	$—	$—	$33	$(1)	$1	$(66)	$(133)	$(166)
1-4 family mortgages:
Performing	$942,371	$1,350,724	$221,608	$125,210	$158,117	$213,853	$—	$3,011,883
Non-accrual	—	—	439	478	1,206	8,407	—	10,530
Total 1-4 family mortgages	$942,371	$1,350,724	$222,047	$125,688	$159,323	$222,260	$—	$3,022,413
1-4 family mortgages net loan charge-offs	$—	$—	$72	$—	$—	$729	$(4)	$797
Installment:
Performing	$95,941	$152,750	$81,720	$32,141	$11,856	$11,211	$24,452	$410,071
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$95,941	$152,750	$81,720	$32,141	$11,856	$11,211	$24,452	$410,071
Installment net loan charge-offs	$501	$6,475	$3,330	$1,068	$129	$388	$12	$11,903
During the year ended December 31, 2020 $62.0 million of revolving loans converted to term loans.
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
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of December 31, 2020 and 2019. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of December 31,
	2020			2019
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$—	$8,859	$8,859	$227	$16,420	$16,647
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	2,340	2,340	—	3,600	3,600
Multi-family	—	160	160	163	—	163
Construction	—	—	—	—	—	—
Other commercial real estate	184	—	184	170	—	170
Total commercial real estate	184	2,500	2,684	333	3,600	3,933
Total corporate loans	184	11,359	11,543	560	20,020	20,580
Home equity	31	116	147	36	240	276
1-4 family mortgages	598	228	826	637	—	637
Installment	—	—	—	—	254	254
Total consumer loans	629	344	973	673	494	1,167
Total loans	$813	$11,703	$12,516	$1,233	$20,514	$21,747
(1)These TDRs are included in non-accrual loans in the preceding tables.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of December 31, 2020 and 2019 there were $140,000 and $2.2 million of specific allowances, respectively, related to TDRs.

There were no material restructurings during the year ended December 31, 2018. The following table presents a summary of loans that were restructured during the year ended December 31, 2020 and 2019.
Loans Restructured During the Period
(Dollar amounts in thousands)

	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Charge-offs	Post-Modification Recorded Investment
Year Ended December 31, 2020
Commercial and industrial	2	$10,428	$(3,818)	$—	$—	$6,610
Total loans restructured during the period	2	$10,428	$(3,818)	$—	$—	$6,610
Year Ended December 31, 2019
Commercial and industrial	5	$13,616	$—	$—	$1,424	$12,192
Office, retail, and industrial	2	4,473	—	—	873	3,600
Multi-family	1	12	—	—	—	12
Total loans restructured during the period	8	$18,101	$—	$—	$2,297	$15,804
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that had payment defaults within twelve months of the restructure date during the years ended December 31, 2020, 2019, and 2018.
A rollforward of the carrying value of TDRs for the years ended December 31, 2020, 2019, and 2018 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Accruing
Beginning balance	$1,233	$1,866	$1,796
Additions	—	12	—
Net payments	(73)	(262)	(50)
Returned to performing status	—	—	—
Net transfers (to) from non-accrual	(347)	(383)	120
Ending balance	813	1,233	1,866
Non-accrual
Beginning balance	20,514	6,612	24,533
Additions	10,428	18,089	527
Net payments	(12,339)	(1,013)	(14,403)
Charge-offs	(7,247)	(3,557)	(3,925)
Transfers to OREO	—	—	—
Loans sold	—	—	—
Net transfers from (to) accruing	347	383	(120)
Ending balance	11,703	20,514	6,612
Total TDRs	$12,516	$21,747	$8,478
There were no commitments to lend additional funds to borrowers with TDRs as of December 31, 2020 and $530,000 as of December 31, 2019.

8.  PREMISES, FURNITURE, AND EQUIPMENT
The following table summarizes the Company's premises, furniture, and equipment by category.
Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Land	$29,723	$30,807
Premises	131,594	132,427
Furniture and equipment	137,452	137,349
Total cost	298,769	300,583
Accumulated depreciation	(170,446)	(159,411)
Net book value of premises, furniture, and equipment	128,323	141,172
Assets held-for-sale	3,722	6,824
Premises, furniture, and equipment, net	$132,045	$147,996
As of December 31, 2020 and 2019, assets held-for-sale consisted of former branches that are no longer in operation and parcels of land previously purchased for expansion.
Depreciation on premises, furniture, and equipment totaled $16.5 million in 2020, $16.4 million in 2019, and $15.9 million in 2018.
9.  LEASE OBLIGATIONS
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of December 31, 2020, the weighted-average remaining lease term on these leases was 10.18 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company rents or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of December 31, 2020.
Lease Liability
(Dollar amounts in thousands)

Total
Year Ending December 31,
2021	$18,992
2022	18,830
2023	18,931
2024	18,560
2025	17,336
2026 and thereafter	86,265
Total minimum lease payments	178,914
Discount(1)	(25,286)
Lease liability(2)	$153,628
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.90% as of December 31, 2020.

As of December 31, 2020, right-of-use assets of $125.3 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
During the third quarter of 2020, the Company initiated certain actions that include optimizing its retail branch network and delivery model through the consolidation of 17 branches, or approximately 15% of its branch network, which will be completed in early 2021. These actions resulted in pre-tax costs of $19.9 million, including $9.1 million of right-of-use asset impairment charges and $8.9 million of impairment charges on branch locations, furniture, and equipment, associated with valuation adjustments related to locations identified for consolidation, among other items, and are recorded within optimization costs in noninterest expense.
The following table presents net operating lease expense for the years ended December 31, 2020, 2019, and 2018.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Lease expense charged to operations	$18,772	$17,681	$24,880
Accretion of operating lease intangible(1)	—	(162)	(972)
Accretion of deferred gain on sale-leaseback transaction(1)	—	—	(9,126)
Rental income from premises leased to others(1)	(645)	(720)	(510)
Net operating lease expense	$18,127	$16,799	$14,272
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
10.  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company's annual goodwill impairment test was performed as of October 1, 2020. It was determined that no impairment existed as of that date or as of December 31, 2020. For a discussion of the accounting policies for goodwill and other intangible assets, see Note 1, "Summary of Significant Accounting Policies."
The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019, and 2018.
Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$796,756	$728,809	$697,608
Acquisitions	65,641	67,947	31,201
Ending balance	$862,397	$796,756	$728,809
The increase in goodwill for the year ended December 31, 2020 resulted from the Park Bank acquisition and measurement period adjustments related to finalizing the fair values of the assets acquired and liabilities assumed in the Bridgeview and Northern Oak acquisitions. During the year ended December 31, 2019 the increase resulted from the Bridgeview and Northern Oak acquisitions and measurement period adjustment related to finalizing the fair values of the assets acquired and liabilities assumed in the Northern States acquisition. During the year ended December 31, 2018, the increase resulted from the Northern States acquisition and measurement period adjustments related to the Premier Asset Management LLC acquisition. See Note 3, "Acquisitions," for additional detail regarding transactions completed in 2020 and 2019.

The Company's other intangible assets consist of core deposit intangibles and trust department customer relationship intangibles, which are being amortized over their estimated useful lives. Other intangible assets are subject to impairment testing when events or circumstances indicate that their carrying amount may not be recoverable. The increase in other intangible assets for the year ended December 31, 2020 resulted from the Park Bank acquisition. The increase in other intangible assets for the year ended December 31, 2019 resulted from the Bridgeview and Northern Oak acquisitions. During 2020 there were no events or circumstances to indicate impairment.
Other Intangible Assets
(Dollar amounts in thousands)

	Years Ended December 31,
	2020			2019			2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Beginning balance	$137,258	$58,752	$78,506	$110,206	$48,271	$61,935	$97,976	$40,827	$57,149
Additions	3,068	—	3,068	27,052	—	27,052	12,230	—	12,230
Amortization expense	—	11,207	(11,207)	—	10,481	(10,481)	—	7,444	(7,444)
Ending balance	$140,326	$69,959	$70,367	$137,258	$58,752	$78,506	$110,206	$48,271	$61,935
Weighted-average remaining life (in years)			6.7			7.5			7.8
Estimated remaining useful lives (in years)			0.3 to 9.2			0.5 to 9.3			0.7 to 9.8
Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year Ending December 31,
2021	$11,181
2022	11,102
2023	10,725
2024	10,479
2025	9,242
2026 and thereafter	17,638
Total	$70,367

11.  DEPOSITS
The following table presents the Company's deposits by type.
Summary of Deposits
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Demand deposits	$5,797,899	$3,802,422
Savings deposits	2,492,010	2,062,848
NOW accounts	2,763,042	2,259,505
Money market deposits	2,949,188	2,093,049
Time deposits less than $100,000	926,021	1,615,609
Time deposits greater than $100,000	1,084,304	1,417,845
Total deposits	$16,012,464	$13,251,278

The following table provides maturity information related to the Company's time deposits.
Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year Ending December 31,
2021	$1,708,678
2022	182,463
2023	39,410
2024	30,347
2025	49,102
2026 and thereafter	325
Total	$2,010,325

12.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Securities sold under agreements to repurchase	$141,886	$103,515
Federal funds purchased	—	160,000
FHLB advances	1,404,528	1,395,243
Total borrowed funds	$1,546,414	$1,658,758
Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities, which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2020, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. See Note 5, "Loans," for detail of the carrying value of loans pledged. As of December 31, 2020, FHLB advances, including certain putable advances, had fixed interest rates that range from 0.00% to 1.97% and maturity dates that range from January 2021 to March 2030.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 20, "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2020 and 2019.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
FRB's Discount Window Primary Credit Program	$864,867	$874,256
Available federal funds lines	844,000	718,000
Correspondent bank line of credit	50,000	50,000

On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2020, the Company entered into a fourth amendment to this credit facility, which extends the maturity to September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. Management may use this line of credit for general corporate purposes. As of December 31, 2020 and 2019, no amount was outstanding under the facility.
None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.
13.  SUBORDINATED DEBT
The following table presents the Company's subordinated debt by issuance.
Subordinated Debt
(Dollar amounts in thousands)

				As of December 31,
	Issuance Date	Maturity Date	Interest Rate	2020	2019
Subordinated notes	September 2016	September 2026	5.875%	$147,991	$147,637
Junior subordinated debentures:
First Midwest Capital Trust I ("FMCT")	November 2003	December 2033	6.950%	37,806	37,805
Great Lakes Statutory Trust II ("GLST II")(1)	December 2005	December 2035	L+1.400%(2)	4,769	4,674
Great Lakes Statutory Trust III ("GLST III")(1)	June 2007	September 2037	L+1.700%(2)	6,304	6,187
Northern States Statutory Trust I ("NSST I")(1)	September 2005	September 2035	L+1.800%(2)	8,339	8,206
Bridgeview Statutory Trust I ("BST")(1)	July 2001	July 2031	L+3.580%(2)	14,613	14,542
Bridgeview Capital Trust II ("BCT")(1)	December 2002	January 2033	L+3.350%(2)	14,946	14,897
Total junior subordinated debentures				86,777	86,311
Total senior and subordinated debt				$234,768	$233,948
(1)The junior subordinated debentures related to BST, BCT, GLST II, GLST III, and NSST I were assumed by the Company through acquisitions. These amounts include acquisition adjustment discounts that total $6.7 million and $7.2 million as of December 31, 2020 and 2019, respectively.
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
On May 9, 2019, the Company issued 4.7 million shares of its common stock with a market value of $20.77 per share at issuance as part of the consideration in the Bridgeview acquisition. Additional information regarding the Bridgeview acquisition is presented in Note 3, "Acquisitions."

Issuance of Preferred Stock
During the second quarter of 2020, the Company issued 4.3 million depository shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and 4.9 million depository shares, each representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, for an aggregate of $230.5 million. The Company received proceeds of $221.2 million, net of underwriting discounts and commissions and issuance costs and expects to use the proceeds for general corporate purposes.
Stock Repurchases
On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through December 31, 2021. This stock repurchase program replaced the prior $180 million program, which was scheduled to expire in March 2020. Stock repurchases under the program may be made from time to time on the open market, in privately negotiated transactions or through accelerated share repurchase programs. The timing, pricing and amount of any repurchases under the program will be determined by the Company’s management in its discretion. The stock repurchase program does not obligate the Company to repurchase a specific dollar amount or number of shares, and the program may be extended, modified, or discontinued at any time.
The Company suspended stock repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. Prior to this action, the Company had repurchased 1.2 million shares of its common stock at a total cost of $22.6 million during the year ended December 31, 2020 under both the current and prior stock repurchase programs.
Quarterly Dividend on Common and Preferred Shares
The Company's Board of Directors (the "Board") declared a quarterly cash dividend on the Company's common stock of $0.11 per share for the first three quarters of 2018 with an increase in the quarterly cash dividend to $0.12 per share for the fourth quarter of 2018 and first quarter of 2019. The quarterly cash dividend increased to $0.14 per share for each of the quarters from the second quarter of 2019 through the fourth quarter of 2020.
During the fourth and third quarters of 2020, the Board of Directors also approved a quarterly cash dividend of $17.50 per share of preferred stock. The cash dividend of $17.50 per share of preferred stock for the second quarter of 2020 was prorated based on the date of issuance during the quarter.
Other than share-based compensation, which is disclosed in Note 18, "Share-Based Compensation", there were no additional material transactions that affected stockholders' equity during the three years ended December 31, 2020.
15.  EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted EPS.
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net income	$107,898	$199,738	$157,870
Preferred dividends	(9,119)	—	—
Net income applicable to non-vested restricted shares	(984)	(1,681)	(1,312)
Net income applicable to common shares	$97,795	$198,057	$156,558
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,355	108,156	102,850
Dilutive effect of common stock equivalents	347	428	4
Weighted-average diluted common shares outstanding	112,702	108,584	102,854
Basic EPS	$0.87	$1.83	$1.52
Diluted EPS	0.87	1.82	1.52
Anti-dilutive shares not included in the computation of diluted EPS(1)	—	—	27
(1)This amount represents outstanding stock options for which the exercise price is greater than the average market price of the Company's common stock. The final outstanding stock options were exercised during the first quarter of 2018.

16.  INCOME TAXES
Components of Income Tax Expense
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Current income tax expense (benefit):
Federal	$29,310	$50,141	$13,497
State	6,829	5,116	(619)
Total	36,139	55,257	12,878
Deferred income tax (benefit) expense:
Federal	(6,183)	(1,879)	14,489
State	(2,873)	12,823	11,820
Total	(9,056)	10,944	26,309
Total income tax expense	$27,083	$66,201	$39,187
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
Components of Effective Tax Rate
(Dollar amounts in thousands)

	Years Ended December 31,
	2020		2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Statutory federal income tax	$28,346	21.0	$55,847	21.0	$41,382	21.0
Increase (decrease) in income taxes resulting from:
State income tax, net of federal income tax effect	3,125	2.3%	14,172	5.3	8,846	4.5
Tax-exempt income, net of interest expense disallowance	(2,589)	(1.9)	(3,234)	(1.2)	(3,104)	(1.6)
Deferred tax asset revaluation	—	—	—	—	(8,721)	(4.4)
Other	(1,799)	(1.3)	(584)	(0.2)	784	0.4
Total	$27,083	20.1%	$66,201	24.9%	$39,187	19.9%
The decrease in income tax expense and the effective tax rate for the year ended December 31, 2020 compared to 2019 was due primarily to the decrease in taxable income and $3.6 million of income tax benefits resulting from deferred tax asset adjustments ($2.6 million of which is reflected in state income tax expense, and $1.0 million of which is reflected in other) and a decrease in the state effective tax rate. The increase in income tax expense and the effective tax rate for the year ended December 31, 2019 compared to 2018 was due primarily to the increase in taxable income and an increase in the state effective tax rate. The 2018 effective tax rate was favorably impacted by the decrease in the applicable federal income tax rate from 35% to 21% and the recognition of $8.7 million of income tax benefits resulting from federal income tax reform.
The Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $5.8 million, as for each of the years ended December 31, 2020, 2019, and 2018, for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in temporary differences for which deferred tax assets and liabilities were recorded.
Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$49,829	$21,010
Lease Liability	32,233	33,871
Federal net operating loss ("NOL") carryforwards	17,128	21,489
Non-equity based compensation	5,111	7,115
Equity based compensation	4,890	5,043
OREO	1,053	1,996
Fixed assets	220	—
Alternative minimum tax ("AMT") and other credit carryforwards	—	368
State NOL carryforwards	83	—
Deferred loan fees	—	—
Other	14,263	6,988
Total deferred tax assets	124,810	97,880
Deferred tax liabilities:
Right-of-use asset	(26,308)	(29,611)
Acquisition adjustments	(11,549)	(1,261)
Accrued retirement benefits	(8,254)	(8,453)
Deferred loan fees and costs	(6,361)	(5,445)
Fixed assets	—	(5,648)
Other	(2,780)	(2,821)
Total deferred tax liabilities	(55,252)	(53,239)
Deferred tax valuation allowance	(2,132)	(1,984)
Net deferred tax assets	67,426	42,657
Tax effect of adjustments related to other comprehensive income (loss)	(10,048)	725
Net deferred tax assets including adjustments	$57,378	$43,382
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2030	$84,488	$102,328
Illinois gross NOL carryforwards	1,143	—
AMT credits	—	204
During the year ended December 31, 2020, the Company recorded net deferred tax assets of $5.0 million related to the Park Bank acquisition. During the year ended December 31, 2019, the Company recorded net deferred tax assets of $32.1 million related to the Bridgeview acquisition.
During the years ended December 31, 2020 and 2019, the Company transferred certain loans into real estate mortgage investment conduit trusts, which are classified as loans in the financial statements and as securities for tax purposes.
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Deferred tax assets related to certain acquired federal net operating losses are subject to a valuation allowance per the utilization limits imposed by Internal Revenue Code Section 382. The allowance for this item is $2.1 million and $2.0 million at December 31, 2020 and December 31, 2019. Management believes that it is more likely than not that all other net deferred tax assets will be fully realized and no additional valuation allowance is required.

Uncertainty in Income Taxes
The Company files a U.S. federal income tax return and state income tax returns in various states. Income tax returns filed by the Company are no longer subject to examination by federal and state income tax authorities for years prior to 2016.
Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$16,384	$16,350	$16,248
Additions for tax positions relating to the current year	793	1,158	1,209
Additions for tax positions relating to prior years	1,997	—	582
Reductions for tax positions relating to prior years	(876)	(224)	(60)
Reduction in lapse in statute of limitations	(781)	—	—
Reductions for settlements with taxing authorities	—	(900)	(1,629)
Ending balance	$17,517	$16,384	$16,350
Interest and penalties not included above(1):
Interest expense (income), net of tax effect, and penalties	$48	$38	$(21)
Accrued interest and penalties, net of tax effect, at end of year	256	208	170
(1)Included in income tax expense in the Consolidated Statements of Income.
The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next twelve months. Included in the balance as of December 31, 2020, 2019, and 2018 are tax positions totaling $12.3 million, $13.0 million and $13.1 million, respectively, which would favorably affect the Company's effective tax rate if recognized in future periods.
17.  EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company has a defined contribution retirement savings plan (the "401(k) Plan") that covers qualified employees who meet certain eligibility requirements. The 401(k) Plan gives qualified employees (including certain highly compensated employees) the option to contribute up to 100% of their pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. In addition, the Company makes a matching contribution of 4% of the eligible employee's compensation. On an annual basis, the Company automatically contributes 2% of the employee's eligible compensation regardless of voluntary contributions made by the employee. There is also a discretionary profit sharing component of the 401(k) Plan, which permits the Company to contribute an amount up to 15% of the employee's compensation to the 401(k) Plan. The Company's matching contributions vest immediately, while the automatic and discretionary components vest over six years. Starting on January 1, 2021, all active qualified employees become immediately vested in all Company contributions.
401(k) Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
401(k) Plan expense(1)	$8,469	$8,226	$7,803
Company dividends received by the 401(k) Plan	$138	$414	$457
Company shares held by the 401(k) Plan at the end of the year:
Number of shares	1,088,350	812,886	1,047,213
Fair value	$17,327	$18,745	$20,745
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
Pension Plan Cost and Obligations
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Accumulated benefit obligation	$75,278	$70,236
Change in projected benefit obligation
Beginning balance	$70,236	$58,271
Service cost	—	—
Interest cost	1,377	1,841
Settlements	(6,148)	(4,268)
Actuarial loss	10,836	15,200
Benefits paid	(1,023)	(808)
Ending balance	$75,278	$70,236
Change in fair value of plan assets
Beginning balance	$92,290	$76,210
Actual return on plan assets	6,014	21,156
Benefits paid	(1,023)	(808)
Employer contributions	—	—
Settlements	(6,148)	(4,268)
Ending balance	$91,133	$92,290
Funded status recognized in the Consolidated Statements of Financial Condition
Noncurrent asset	$15,855	$22,054
Amounts recognized in AOCI
Prior service cost	$—	$—
Net loss	30,558	25,721
Net amount recognized	$30,558	$25,721
Actuarial losses included in AOCI as a percent of:
Accumulated benefit obligation	40.6%	36.6%
Fair value of plan assets	33.5%	27.9%
Amounts expected to be amortized from AOCI into net periodic benefit cost in the next fiscal year
Prior service cost	$—	$—
Net loss	987	820
Net amount expected to be recognized	$987	$820
Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation
Discount rate	2.11%	3.04%
To estimate the interest cost component of the net periodic benefit expense for the Pension Plan, the Company utilizes a full yield curve approach by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. To the extent the cumulative actuarial losses included in AOCI exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the average remaining life expectancy of the Pension Plan participants. Actuarial losses included in AOCI as of December 31, 2020 exceeded 10% of the accumulated benefit obligation and the fair value of Pension Plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income (loss) is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.
Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost
Interest cost	$1,377	$1,841	$2,031
Expected return on plan assets	(3,763)	(4,642)	(3,820)
Recognized net actuarial loss	816	531	533
Amortization of prior service cost	—	—	—
Recognized settlement loss	2,931	1,781	2,703
Net periodic cost (income)	1,361	(489)	1,447
Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income (loss)
Net (loss) gain for the period	(8,584)	1,313	(7,086)
Amortization of net loss	3,747	2,311	3,236
Total unrealized (loss) gain	(4,837)	3,624	(3,850)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(6,198)	$4,113	$(5,297)
Weighted-average assumptions used to determine the net periodic cost
Discount rate	3.04%	4.10%	3.45%
Expected return on plan assets(1)	5.75% / 3.60%	5.75%	5.75%
(1)During 2020, the Company updated asset allocations based upon the funded status of the plan which resulted in a change in the expected return on plan assets.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

		Percentage of Plan Assets as of December 31,		Target Allocation as of December 31,
	Fair Value of Plan Assets(1)
		2020	2019	2020	2019
Asset Category
Equity securities	$29,348	32%	59%	30 - 40%	50 - 65%
Fixed income	61,635	68%	37%	60 - 70%	25 - 55%
Cash equivalents	150	—%	4%	0 - 5%	0 - 10%
Total	$91,133	100%	100%
(1)Additional information regarding the fair value of Pension Plan assets as of December 31, 2020 can be found in Note 22, "Fair Value."
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
The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long-term horizon to satisfy the Pension Plan obligations. In establishing its investment and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The investment strategies established by the Company's Retirement and Benefit Plans Committee provide for growth of capital with a moderate level of volatility by investing assets according to the target allocations stated above and reallocating those assets as needed to stay within those allocations. Investments are weighted toward publicly traded securities. Investment strategies that include alternative asset classes, such as private equity hedge funds and real estate, are generally avoided.
The following table presents estimated future pension benefit payments under the Pension Plan for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible.
Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Year ending December 31,
2021	$7,877
2022	6,434
2023	4,782
2024	5,241
2025	4,642
2026-2029	21,352

18.  SHARE-BASED COMPENSATION
The Company maintains various equity-based compensation plans in order to grant equity awards to certain key employees and non-employee directors.
Share-Based Plans
First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan ("2018 Stock and Incentive Plan") – In May of 2018, the Company's stockholders approved the 2018 Stock and Incentive Plan, which succeeds the Omnibus Stock and Incentive Plan ("Omnibus Plan") described below, under which the Company has ceased making new awards. The Company's stockholders authorized an additional 2,000,000 shares of the Company's common stock for award under the 2018 Stock and Incentive Plan, with the remaining shares eligible for issuance under the Omnibus Plan now being eligible for issuance under the 2018 Stock and Incentive Plan. The 2018 Stock and Incentive Plan allows for the grant of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards to certain key employees.
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
For participants who are granted performance shares, they may earn performance shares totaling between 0% and 200% of the number of performance shares granted based on achieving certain performance metrics. Performance shares may be earned based on achieving an internal metric (core return on average tangible common equity for awards granted before 2020 and relative core return on average tangible common equity for the 2020 awards granted) and an external metric (relative total shareholder return) over a three year period. Each metric is weighted at 50% of the total award opportunity. If earned, and assuming continued employment, the performance shares will vest on the March 15th immediately following the end of the performance period. For awards granted before 2018, the performance shares will vest, assuming continued employment, one-third on the March 15th immediately following the end of the performance period, one-third on the following March 15th, and the remaining one-third on the second March 15th. The fair value of the performance shares that are dependent on the internal metric is determined based on the average of the high and low stock price on the grant date. An estimate is made as to the number of shares expected to vest as a result of actual performance against the internal metric to determine the amount of compensation expense to be recognized, which is re-evaluated quarterly. The fair value of the performance shares that are dependent on the external metric is determined using a Monte Carlo simulation model on the grant date.
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
The 2018 Stock and Incentive Plan, the Omnibus Plan, and the Directors Plan, and material amendments, were submitted to and approved by the stockholders of the Company. The Company generally issues treasury shares to satisfy the vesting of restricted stock, restricted stock units, and performance share awards.
Shares of Common Stock Available Under Share-Based Plans

	As of December 31, 2020
	Shares Authorized	Shares Available For Grant
2018 Stock and Incentive Plan(1)	3,318,547	1,874,109
Directors Plan	481,250	83,179
(1)The shares of the Company's common stock underlying all outstanding equity awards governed by the Omnibus Plan that are canceled, forfeited, or expire will be available for issuance under the 2018 Stock and Incentive Plan.
Restricted Stock, Restricted Stock Unit, and Performance Share Awards
Restricted Stock, Restricted Stock Unit, and Performance Share Award Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2020
	Restricted Stock/Unit Awards		Performance Shares
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested awards beginning balance	992	$24.03	501	$20.40
Granted	655	19.44	187	19.44
Vested	(399)	24.07	(104)	24.07
Forfeited	(28)	22.38	(19)	22.38
Non-vested awards ending balance	1,220	$21.61	565	$19.29
In addition, non-management board members received, in the aggregate, 20,000 and 14,000 shares of common stock for the years ended December 31, 2020 and 2019, respectively.
Other Restricted Stock, Restricted Stock Unit, and Performance Share Award Information
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value of restricted stock, restricted stock unit, and performance share awards granted during the year	$19.44	$23.04	$24.96
Total fair value of restricted stock, restricted stock unit, and performance share awards vested during the year	11,735	13,092	10,870
Income tax benefit realized from the vesting/release of restricted stock, restricted stock unit, and performance share awards	3,237	2,920	2,970
No restricted stock, restricted stock unit, or performance share award modifications were made during the periods presented.

Compensation Expense
The Company recognizes share-based compensation expense based on the estimated fair value of the award at the grant or modification date. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.
Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands)

	Years ended December 31,
	2020	2019	2018
Total share-based compensation expense(1)	$14,740	$13,183	$12,062
Income tax benefit	3,936	3,678	3,365
Share-based compensation expense, net of tax	$10,804	$9,505	$8,697
Unrecognized compensation expense	$12,656	$14,299	$13,982
Weighted-average amortization period remaining (in years)	1.3	1.1	1.2
(1)Comprised of restricted stock, restricted stock unit, and performance share awards expense.
19.  REGULATORY AND CAPITAL MATTERS
The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, dividends, and other matters. The Bank may also be required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. There were no reserve balances as of December 31, 2020 and $135.4 million as of December 31, 2019 were maintained in accordance with these requirements.
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
The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that the Bank may pay to the Parent Company. Without prior regulatory approval and while maintaining its well-capitalized status, the Bank can initiate aggregate dividend payments in 2021 of $79.3 million plus its net profits for 2021, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank depends on individual regulatory capital requirements and levels of profitability.
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
As of December 31, 2020, the Company and the Bank met all capital adequacy requirements. As of December 31, 2020, the Bank was "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank to be categorized as adequately capitalized and avoid limitations on certain distributions, as well as for the Bank to be categorized as "well-capitalized."
Summary of Regulatory Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		To Be Well-Capitalized Under Applicable Capital Rules(1)
	Capital	Ratio %	Capital	Ratio %	Capital	Ratio %
As of December 31, 2020
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$2,175,253	14.14	$1,614,925	10.500	$1,538,024	10.00
First Midwest Bank	1,721,390	11.24	1,608,360	10.500	1,531,771	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,777,150	11.55	1,307,320	8.500	922,814	6.00
First Midwest Bank	1,561,968	10.20	1,302,006	8.500	1,225,417	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,547,154	10.06	1,076,617	7.000	N/A	N/A
First Midwest Bank	1,561,968	10.20	1,072,240	7.000	995,651	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,777,150	8.91	797,500	4.000	N/A	N/A
First Midwest Bank	1,561,968	7.86	794,688	4.000	993,361	5.00
As of December 31, 2019
Total capital to risk-weighted assets:
First Midwest Bancorp, Inc.	$1,843,597	12.96	$1,493,672	10.500	$1,422,545	10.00
First Midwest Bank	1,598,886	11.28	1,488,796	10.500	1,417,901	10.00
Tier 1 capital to risk-weighted assets:
First Midwest Bancorp, Inc.	1,496,048	10.52	1,209,163	8.500	853,527	6.00
First Midwest Bank	1,489,664	10.51	1,205,215	8.500	1,134,320	8.00
CET1 to risk-weighted assets:
First Midwest Bancorp, Inc.	1,496,048	10.52	995,781	7.000	N/A	N/A
First Midwest Bank	1,489,664	10.51	992,530	7.000	921,635	6.50
Tier 1 capital to average assets:
First Midwest Bancorp, Inc.	1,496,048	8.81	679,365	4.000	N/A	N/A
First Midwest Bank	1,489,664	8.79	677,570	4.000	846,963	5.00
N/A – Not applicable.
(1)"Well-capitalized" minimum CET1 to risk-weighted assets and Tier 1 capital to average assets ratios are not formally defined under applicable banking regulations for bank holding companies.
The Company and the Bank are each required to comply with certain risk-based capital and leverage requirements under capital rules (the "Basel III Capital Rules") adopted by the Federal Reserve. These rules implement the Basel III framework set forth by the Basel Committee on Banking Supervision (the "Basel Committee") as well as certain provisions of the Dodd-Frank Act.
Under the Basel III Capital Rules, the Company and the Bank are required to maintain the following:
•A minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
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
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution's "eligible retained income" (since March 2020, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that include, for example, goodwill, other intangible assets and deferred tax assets that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. The Company and the Bank, as non-advanced approaches banking organizations, made a one-time permanent election to exclude the effects of certain AOCI items included in shareholders' equity under U.S. GAAP in determining regulatory capital ratios.
In November 2017, the federal bank regulators issued a final rule that extended certain transition provisions related to the capital treatment for certain deferred tax assets, mortgage servicing rights, investments in non-consolidated financial entities, and minority interests for banking organizations that are not subject to the advanced approaches framework, such as the Company and the Bank, until January 1, 2020 when final rules to simplify the regulatory treatment of those items took effect (the "Capital Simplification Rules").
In December of 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as "Basel IV"). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
20.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of December 31, 2020, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $25.0 million of borrowed funds using forward starting interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
The forward starting interest rate swaps total $25.0 million begin in January of 2023 and mature in January of 2026. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 0.60% as of December 31, 2020. These derivative contracts are designated as cash flow hedges.
During 2020, the Company terminated longer term interest rate swaps with a notional amount of $1.6 billion, as well as reduced a portion of the borrowed funds related to terminated swaps as a result of excess liquidity and in response to current market conditions. As a result, a $31.9 million pre-tax loss was reclassified from AOCI and recorded in noninterest income.

Cash Flow Hedges
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Gross notional amount outstanding	$455,000	$1,905,000
Derivative asset fair value in other assets(1)	3,707	727
Derivative liability fair value in other liabilities(1)	(1)	(119)
Weighted-average interest rate received	2.18%	1.88%
Weighted-average interest rate paid	0.15%	1.74%
Weighted-average maturity (in years)	1.50	1.18
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in AOCI on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of December 31, 2020, the Company estimates that $8.7 million will be reclassified from AOCI as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of December 31, 2020 and 2019, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments of $7.0 million, $13.9 million, and $7.7 million was recorded in noninterest income for the years ended December 31, 2020, 2019, and 2018, respectively.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Gross notional amount outstanding	$4,491,398	$4,340,384
Derivative asset fair value in other assets(1)	149,997	61,709
Derivative liability fair value in other liabilities(1)	(44,580)	(18,416)
Fair value of derivative(2)	46,018	18,856
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent factors were triggered.
The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any period presented. The Company had no other derivative instruments as of December 31, 2020 and 2019. The Company does not enter into derivative transactions for purely speculative purposes.

The following table presents the impact of derivative instruments on comprehensive income and the reclassification of gains (losses) from AOCI to net income for the years ended December 31, 2020 and 2019, and 2018.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$28,197	$13,236	$18,776
Interest rate swaps in interest expense	(13,924)	(16,873)	(20,500)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$7,409	$3,975	$2,611
Interest rate swaps in interest expense	(2,752)	(5,008)	(3,673)
Swap termination costs in noninterest income	(31,852)	—	—
The following table presents the impact of derivative instruments on net interest income for the years ended December 31, 2020, 2019, and 2018.
Hedge Income
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flow Hedges
Interest rate swaps in interest income	$7,409	$3,975	$2,611
Interest rate swaps in interest expense	(2,752)	(5,008)	(3,673)
Total cash flow hedges	4,657	(1,033)	(1,062)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of December 31, 2020 and 2019, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of December 31, 2020 and 2019.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of December 31,
	2020		2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$153,704	$44,581	$62,436	$18,535
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	153,704	44,581	62,436	18,535
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(5,239)	(5,239)	(2,674)	(2,674)
Cash collateral pledged	—	(39,970)	—	(15,861)
Net credit exposure	$148,465	$(628)	$59,762	$—
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of December 31, 2020 and 2019, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of December 31, 2020 and 2019, the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,318,346	$1,852,040
Commercial real estate	378,282	296,053
Home equity	611,640	576,956
Other commitments(1)	264,869	251,093
Total commitments to extend credit	$3,573,137	$2,976,142
Letters of credit	$115,130	$103,684
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the years ended December 31, 2020 or 2019.
Legal Proceedings
At December 31, 2020, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from any pending legal proceedings will have a material adverse effect on the Company's business, financial condition, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$52,888	$18,516	$—	$23,703	$13,400	$—
Securities available-for-sale
U.S. treasury securities	12,051	—	—	34,075	—	—
U.S. agency securities	—	652,474	—	—	248,424	—
CMOs	—	1,438,518	—	—	1,557,671	—
MBSs	—	580,840	—	—	684,684	—
Municipal securities	—	236,015	—	—	234,431	—
Corporate debt securities	—	176,510	—	—	114,101	—
Total securities available-for-sale	12,051	3,084,357	—	34,075	2,839,311	—
Mortgage servicing rights ("MSRs")(1)	—	—	4,899	—	—	5,858
Derivative assets(1)	—	153,704	—	—	62,436	—
Liabilities
Derivative liabilities(2)	$—	$44,581	$—	$—	$18,535	$—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.

The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified investment securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of December 31, 2020, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Since these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market, mutual funds, and preferred equity investments is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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
Mortgage Servicing Rights
The Company services loans for others totaling $766.1 million and $653.7 million as of December 31, 2020 and 2019, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of December 31, 2020 and 2019.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of December 31,
	2020			2019
Prepayment speed	5.3%	-	16.3%	6.7%	-	12.0%
Maturity (months)	13	-	71	18	-	94
Discount rate	9.5%	-	12.0%	9.3%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.

A rollforward of the carrying value of MSRs for the three years ended December 31, 2020 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$5,858	$6,730	$5,894
New MSRs	2,594	1,228	1,080
Total (losses) gains included in earnings(1):
Changes in valuation inputs and assumptions	(2,268)	(1,559)	475
Other changes in fair value(2)	(1,285)	(541)	(719)
Ending balance(3)	$4,899	$5,858	$6,730
Contractual servicing fees earned during the year(1)	$1,684	$1,586	$1,517
Total amount of loans being serviced for the benefit of others at the end of the year	766,144	653,656	627,323
(1)Included in mortgage banking income in the Consolidated Statements of Income and related to assets held as of December 31, 2020, 2019, and 2018.
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
Annual Fair Value Measurements for Pension Plan Assets
(Dollar amounts in thousands)

	As of December 31, 2020			As of December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Pension plan assets:
Mutual funds(1)	$25,696	$—	$25,696	$34,231	$—	$34,231
U.S. government and government agency securities	—	—	—	3,720	3,685	7,405
Corporate bonds	—	65,437	65,437	—	10,865	10,865
Common stocks	—	—	—	34,693	—	34,693
Common trust funds	N/A	N/A	—	N/A	N/A	5,096
Total pension plan assets	$25,696	$65,437	$91,133	$72,644	$14,550	$92,290
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of December 31, 2020			As of December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent impaired loans(1)	$—	$—	$21,246	$—	$—	$41,326
OREO(2)	—	—	—	—	—	3,325
Loans held-for-sale(3)	—	—	44,965	—	—	36,032
Assets held-for-sale(4)	—	—	3,722	—	—	6,824
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
Loans Held-for-Sale
Loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell as of December 31, 2020 and 2019. These loans were recorded in the held-for-sale category at the contract price, which approximates fair value, and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
As of December 31, 2020, assets held-for-sale consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.
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
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of December 31, 2020		As of December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$196,364	$196,364	$214,894	$214,894
Interest-bearing deposits in other banks	2	920,880	920,880	84,327	84,327
Securities held-to-maturity	2	12,071	11,686	21,997	21,234
FHLB and FRB stock	2	117,420	117,420	115,409	115,409
Loans	3	14,512,215	14,614,029	12,733,200	12,535,848
Investment in BOLI	3	301,101	301,101	296,351	296,351
Accrued interest receivable	3	68,390	68,390	59,716	59,716
Liabilities
Deposits	2	$16,012,464	$16,007,133	$13,251,278	$13,247,871
Borrowed funds	2	1,546,414	1,546,414	1,658,758	1,658,758
Subordinated debt	2	234,768	281,843	233,948	277,203
Accrued interest payable	2	4,826	4,826	10,502	10,502
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both December 31, 2020 and 2019, the Company estimated the fair value of lending commitments outstanding to be immaterial.
23.  RELATED PARTY TRANSACTIONS
The Company, through the Bank, makes loans to and has transactions with certain of its directors and executive officers. All of these loans and transactions were made on substantially the same terms, including interest rates and collateral requirements, for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present unfavorable features. For the years ended December 31, 2020 and 2019, loans to directors and executive officers were not greater than 5% of the Company's consolidated stockholders' equity.

24.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.
Statements of Financial Condition
(Parent Company only)
(Dollar amounts in thousands)

	As of December 31,
	2020	2019
Assets
Cash and due from banks	$442,799	$247,507
Investments in and advances to subsidiaries	2,473,520	2,360,467
Other assets	81,192	45,306
Total assets	$2,997,511	$2,653,280
Liabilities and Stockholders' Equity
Subordinated debt	$234,768	$233,948
Accrued interest payable and other liabilities	72,737	48,539
Stockholders' equity	2,690,006	2,370,793
Total liabilities and stockholders' equity	$2,997,511	$2,653,280

Statements of Income
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Income
Dividends from subsidiaries	$145,142	$236,137	$86,095
Interest income	456	613	453
Securities transactions and other	1,146	23	280
Total income	146,744	236,773	86,828
Expenses
Interest expense	14,251	14,431	12,708
Salaries and employee benefits	14,437	13,903	22,430
Other expenses	12,487	11,384	9,440
Total expenses	41,175	39,718	44,578
Income before income tax benefit and equity in undistributed income of subsidiaries	105,569	197,055	42,250
Income tax benefit	9,798	10,609	13,299
Income before equity in undistributed income of subsidiaries	115,367	207,664	55,549
Equity in undistributed (loss) income of subsidiaries	(7,469)	(7,926)	102,321
Net income	107,898	199,738	157,870
Preferred dividends	(9,119)	—	—
Net income applicable to non-vested restricted shares	(984)	(1,681)	(1,312)
Net income applicable to common shares	$97,795	$198,057	$156,558

Statements of Cash Flows
(Parent Company only)
(Dollar amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$107,898	$199,738	$157,870
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	7,469	7,926	(102,321)
Depreciation of premises, furniture, and equipment	51	51	42
Share-based compensation expense	14,740	13,183	12,062
Tax benefit related to share-based compensation	327	364	258
Net (increase) decrease in other assets	(21,401)	(67,330)	35,981
Net (decrease) increase in other liabilities	(6,185)	49,813	(17,942)
Net cash provided by operating activities	102,899	203,745	85,950
Investing Activities
Purchase of premises, furniture, and equipment	—	—	(61)
Net cash (paid) received for acquisitions	(30,616)	(19,966)	39
Net cash used in investing activities	(30,616)	(19,966)	(22)
Financing Activities
Net proceeds from the issuance of preferred stock	221,187	—	—
Repurchases of common stock	(22,557)	(33,928)	—
Cash dividends paid	(72,585)	(56,540)	(44,293)
Restricted stock activity	(3,036)	(3,830)	(4,421)
Net cash provided by (used in) financing activities	123,009	(94,298)	(48,714)
Net increase in cash and cash equivalents	195,292	89,481	37,214
Cash and cash equivalents at beginning of year	247,507	158,026	120,812
Cash and cash equivalents at end of year	$442,799	$247,507	$158,026
Supplemental Disclosures of Cash Flow Information:
Common stock issued for acquisitions, net of issuance costs	$71,883	$101,496	$83,303

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2020 is effective based on the specified criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2020, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of First Midwest Bancorp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited First Midwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Midwest Bancorp, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
March 1, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (60)	Chairman of the Company's Board of Directors since 2017; Chief Executive Officer of the Company since 2008 and President from 2008 to January of 2019; Chairman of the Bank's Board of Directors since 2011 and Vice Chairman from 2010 to 2011; Chief Executive Officer of the Bank since 2010 and prior thereto, President, Chief Operating Officer and various other senior management positions with the Bank.	2002
Mark G. Sander (62)	President of the Company since January of 2019, Senior Executive Vice President from 2011 to January of 2019, and Chief Operating Officer since 2011; President and Chief Operating Officer of the Bank since 2011; Vice Chairman of the Bank's Board of Directors since 2014; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, from 2009 to 2011.	2011
Patrick S. Barrett (57)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2017; prior thereto, Senior Executive Vice President and Chief Financial Officer at Fulton Financial Corporation from 2014 to 2016; prior thereto, Chief Financial Officer of Wholesale Banking at SunTrust; prior thereto, in numerous leadership positions at JPMorgan Chase & Co., and before that, Partner in the Assurance Services practice of Deloitte Touche Tohmatsu.	2017
Jo Ann Boylan (58)	Executive Vice President and Chief Information and Operations Officer of the Company and the Bank since 2016; prior thereto, Senior Vice President and Chief Technology Officer at MB Financial.	2016
Nicholas J. Chulos (61)	Executive Vice President, General Counsel, and Corporate Secretary of the Company and the Bank since 2012; prior thereto, Partner of Krieg DeVault, LLP.	2012
Kevin P. Geoghegan (61)	Executive Vice President and Chief Credit Officer of the Bank since April of 2019; prior thereto, Executive Vice President and Regional Credit Executive for PNC Financial Services since 2009.	2019
James P. Hotchkiss (64)	Executive Vice President and Treasurer of the Company and the Bank since 2004.	2004
Michael W. Jamieson (63)	Executive Vice President and Director of Commercial Banking of the Bank since 2016; prior thereto, Senior Vice President and Market Executive at Bank of America Merrill Lynch.	2016
Jeff C. Newcom (48)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2016; prior thereto, Chief Compliance and Enterprise Risk Management Officer at Fulton Financial Corporation since 2014; prior thereto, Associate Director at Protiviti.	2016
Thomas M. Prame (51)	Executive Vice President and Director of Consumer Banking of the Bank since 2016; prior thereto, Executive Vice President and Director of Retail Banking of the Bank since 2012; prior thereto, Executive Vice President, Sales and Service at RBS/Citizen's Bank.	2012
Angela L. Putnam (42)	Senior Vice President and Chief Accounting Officer of the Bank since 2014; prior thereto, Vice President and Financial Reporting Manager for the Company since 2013; prior thereto, Director in the Assurance Services practice of McGladrey LLP.	2015
R. Douglas Rose (52)	Executive Vice President and Chief Human Resources Officer of the Bank since March of 2019; prior thereto, Senior Vice President and Chief Human Resources Officer of Discover Financial Services since 2013.	2019
James V. Stadler (57)	Executive Vice President and Chief Marketing and Communications Officer of the Bank since 2018; prior thereto, Managing Partner at Schafer Condon Carter.	2018
Additional information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be held on May 19, 2021 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be held on May 19, 2021 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item, in addition to the information presented below under "Equity Compensation Plans," will be contained in the Company's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be held on May 19, 2021 and is incorporated herein by reference.
Equity Compensation Plans
The following table sets forth information, as of December 31, 2020, relating to the Company's equity compensation plans, pursuant to which restricted stock, restricted stock units, performance shares, or other rights to acquire shares of the Company's common stock may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Approved by security holders(1)	654,850	$22.81	1,957,288
Not approved by security holders(2)	6,121	17.81	—
Total	660,971	$22.76	1,957,288
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
The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified retirement plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 6,121 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be held on May 19, 2021 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders to be held on May 19, 2021 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)   Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2020 and 2019.
Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.
Notes to the Consolidated Financial Statements.
(a)(2)   Financial Statement Schedules
The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.
(a)(3)   Exhibits
See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents(1)
3.1	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2014.
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017.
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of the Company, dated as of December 5, 2008, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
3.5	Certificate of Designations of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated as of May 18, 2020, is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020.
3.6	Certificate of Designations of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, dated as of June 23, 2020, is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2020.
3.7	Amended and Restated By-Laws of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.
4.1	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 333-213587) filed with the Securities and Exchange Commission on September 12, 2016.
4.3	Deposit Agreement, dated May 20, 2020, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, described therein is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020.
4.4	Form of depositary receipt evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (included as Exhibit A to Exhibit 4.3).
4.5	Deposit Agreement, dated June 24, 2020, among the Company, Computershare, Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, described therein is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2020.
4.6	Form of depositary receipt evidencing the depositary shares representing interests in the Company’s 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C (included as Exhibit A to Exhibit 4.5).
4.7	Senior Debt Indenture, dated as of November 22, 2011, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011.
4.8	Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.
4.9	First Supplemental Indenture, dated as of September 29, 2016, to the Subordinated Notes Indenture, dated as of September 29, 2016, between the Company and U.S. Bank National Association, as trustee, is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.
4.10	Form of 5.875% Subordinated Notes due 2026 is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

Exhibit Number	Description of Documents(1)
10.1	Form of Absolute Lease Agreement between First Midwest Bank and certain affiliates of Oak Street Real Estate Capital, LLC is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2016.
10.2(2)	First Midwest Bancorp, Inc. Short Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.
10.3(2)	First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.
10.4(2)	First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Annex A to the Company's proxy statement filed with the Securities and Exchange Commission on April 9, 2013.
10.5(2)	Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
10.6(2)	First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.7(2)	First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.8(2)	First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.9(2)	First Midwest Bancorp, Inc. Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.10(2)	First Midwest Bancorp, Inc. Savings and Profit Sharing Plan, as amended and restated effective January 1, 2021.
10.11(2)
Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020.

10.12(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.13(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.14(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019.
10.15(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.16(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. 2018 Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.17(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.

Exhibit Number	Description of Documents(1)
10.18(2)	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.19(2)	Form of Restricted Stock Unit Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.20(2)	Form of Performance Shares Award Agreement between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016.
10.21(2)	Employment Agreement, amended and restated as of January 18, 2019, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.22(2)	Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, between the Company and its Chief Executive Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.
10.23(2)	Employment Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.24(2)	Confidentiality and Restrictive Covenants Agreement, dated as of January 18, 2019, between the Company and its President and Chief Operating Officer is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
10.25(2)	Employment Agreement, dated as of December 21, 2016, between the Company and its Chief Financial Officer is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.
10.26(2)	Employment Agreement, dated as of August 29, 2016, between the Company and its Director of Commercial Banking is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018.
10.27(2)	Employment Agreement, dated as of May 15, 2012, between the Company and its Director of Consumer Banking is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.28(2)	Form of Class II Employment Agreement between the Company and certain of its executive officers is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with Securities and Exchange Commission on March 1, 2013.
10.29(2)	Form of Amendment to the Class II Employment Agreements between the Company and certain of its officers is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
10.30	Form of Indemnification Agreement between the Company and certain directors, officers and employees of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012.
10.31	Form of Confidentiality and Restrictive Covenants Agreement between the Company and certain officers of the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
11	Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 14 of the Notes to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(3)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Documents(1)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101)
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
FIRST MIDWEST BANCORP, INC.
Registrant

By:	/s/ MICHAEL L. SCUDDER	March 1, 2021
Michael L. Scudder
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2021.
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