Form 10-Q
period 2021-03-31
FIRST MIDWEST BANCORP INC
filed 2021-05-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 001-39320
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of April 28, 2021, there were 114,334,874 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			March 31, 2021	December 31, 2020
Assets			(Unaudited)
Cash and due from banks			$223,713	$196,364
Interest-bearing deposits in other banks			786,814	920,880
Equity securities, at fair value			96,983	76,404
Securities available-for-sale, at fair value			3,195,405	3,096,408
Securities held-to-maturity, at amortized cost, net			11,711	12,071
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			106,170	117,420
Loans			15,183,526	14,751,232
Allowance for loan losses			(235,359)	(239,017)
Net loans			14,948,167	14,512,215
Other real estate owned ("OREO")			6,273	8,253
Premises, furniture, and equipment, net			129,514	132,045
Investment in bank-owned life insurance ("BOLI")			301,365	301,101
Goodwill and other intangible assets			928,974	932,764
Accrued interest receivable and other assets			473,502	532,753
Total assets			$21,208,591	$20,838,678
Liabilities
Noninterest-bearing deposits			$6,156,145	$5,797,899
Interest-bearing deposits			10,455,309	10,214,565
Total deposits			16,611,454	16,012,464
Borrowed funds			1,295,737	1,546,414
Senior and subordinated debt			234,973	234,768
Accrued interest payable and other liabilities			413,112	355,026
Total liabilities			18,555,276	18,148,672
Stockholders' Equity
Preferred stock			230,500	230,500
Common stock			1,254	1,254
Additional paid-in capital			1,265,156	1,275,492
Retained earnings			1,413,517	1,388,525
Accumulated other comprehensive income (loss), net of tax			(22,096)	26,379
Treasury stock, at cost			(235,016)	(232,144)
Total stockholders' equity			2,653,315	2,690,006
Total liabilities and stockholders' equity			$21,208,591	$20,838,678

	March 31, 2021		December 31, 2020
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,372	231	125,367
Shares outstanding	231	114,196	231	114,296
Treasury shares	—	11,176	—	11,071

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2021	2020
Interest Income
Loans	$133,774	$147,786
Investment securities	15,707	20,238
Other short-term investments	1,669	2,203
Total interest income	151,150	170,227
Interest Expense
Deposits	3,457	17,117
Borrowed funds	3,107	5,841
Senior and subordinated debt	3,471	3,694
Total interest expense	10,035	26,652
Net interest income	141,115	143,575
Provision for loan losses	6,098	39,532
Net interest income after provision for loan losses	135,017	104,043
Noninterest Income
Wealth management fees	14,149	12,361
Mortgage banking income	10,187	1,788
Service charges on deposit accounts	9,980	11,781
Card-based fees	4,556	3,968
Other service charges, commissions, and fees	2,761	2,682
Capital market products income	2,089	4,722
Net securities losses	—	(1,005)
Other income	2,081	3,065
Total noninterest income	45,803	39,362
Noninterest Expense
Salaries and employee benefits	66,401	62,859
Net occupancy and equipment expense	14,752	14,227
Technology and related costs	10,284	8,548
Professional services	8,059	10,390
Net OREO expense	589	420
Other expenses	16,570	15,415
Optimization costs	1,525	—
Acquisition and integration related expenses	245	5,472
Total noninterest expense	118,425	117,331
Income before income tax expense	62,395	26,074
Income tax expense	17,372	6,468
Net income	$45,023	$19,606
Preferred dividends	(4,034)	—
Net income applicable to unvested restricted shares	(486)	(192)
Net income applicable to common shareholders	$40,503	$19,414

Per Common Share Data
Basic earnings per common share	$0.36	$0.18
Diluted earnings per common share	$0.36	$0.18
Dividends declared per common share	$0.14	$0.14
Weighted-average common shares outstanding	113,098	109,922
Weighted-average diluted common shares outstanding	113,871	110,365

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2021	2020
Net income	$45,023	$19,606
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(65,145)	62,554
Tax effect	17,973	(17,297)
Net of tax	(47,172)	45,257
Reclassification of net losses included in net income:
Before tax	—	(1,005)
Tax effect	—	282
Net of tax	—	(723)
Net unrealized holding (losses) gains	(47,172)	44,534
Derivative Instruments
Unrealized holding losses:
Before tax	(1,795)	(10,040)
Tax effect	492	2,783
Net of tax	(1,303)	(7,257)
Total other comprehensive (loss) income	(48,475)	37,277
Total comprehensive (loss) income	$(3,452)	$56,883

	Accumulated Unrealized (Loss) Gain on Securities Available- for-Sale	Accumulated Unrealized (Loss) Gain on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	44,534	(7,257)	—	37,277
Balance at March 31, 2020	$60,342	$(6,438)	$(18,581)	$35,323
Balance at December 31, 2020	$38,328	$10,179	$(22,128)	$26,379
Other comprehensive loss	(47,172)	(1,303)	—	(48,475)
Balance at March 31, 2021	$(8,844)	$8,876	$(22,128)	$(22,096)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended March 31, 2020
Beginning balance	109,972	$—	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(1)	—		—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	—	19,606	—	—	19,606
Other comprehensive income	—	—	—	—	—	37,277	—	37,277
Common dividends declared ($0.14 per common share)	—	—	—	—	(16,002)	—	—	(16,002)
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Acquisitions, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Common stock issued	37	—	—	172	—	—	679	851
Restricted stock activity	449	—	—	(12,268)	—	—	9,102	(3,166)
Treasury stock issued to benefit plans	(4)	—	—	1	—	—	(80)	(79)
Share-based compensation expense	—	—	—	3,922	—	—	—	3,922
Balance at March 31, 2020	114,213	$—	$1,253	$1,274,935	$1,357,395	$35,323	$(233,199)	$2,435,707
Quarter Ended March 31, 2021
Beginning balance	114,296	$230,500	$1,254	$1,275,492	$1,388,525	$26,379	$(232,144)	$2,690,006
Net income	—	—	—	—	45,023	—	—	45,023
Other comprehensive loss	—	—	—	—	—	(48,475)	—	(48,475)
Preferred dividends	—	—	—	—	(4,034)	—	—	(4,034)
Common dividends declared ($0.14 per common share)	—	—	—	—	(15,997)	—	—	(15,997)
Repurchases of common stock	(715)	—	—	—	—	—	(14,929)	(14,929)
Common stock issued	65	—	—	(27)	—	—	1,043	1,016
Restricted stock activity	548	—	—	(14,881)	—	—	10,984	(3,897)
Treasury stock issued to benefit plans	2	—	—	23	—	—	30	53
Share-based compensation expense	—	—	—	4,549	—	—	—	4,549
Balance at March 31, 2021	114,196	$230,500	$1,254	$1,265,156	$1,413,517	$(22,096)	$(235,016)	$2,653,315

(1)As a result of accounting guidance adopted in the first quarter of 2020, a portion of the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$45,023	$19,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,098	39,532
Depreciation of premises, furniture, and equipment	3,838	4,169
Net amortization of premium on securities	5,527	5,727
Net securities losses	—	1,005
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(9,977)	(2,629)
Net losses on sales and valuation adjustments of OREO	201	128
Amortization of the FDIC indemnification asset	—	302
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(435)	105
BOLI income	(1,560)	(1,982)
Share-based compensation expense	4,549	3,922
Tax benefit related to share-based compensation	68	62
Amortization of other intangible assets	2,807	2,770
Originations of mortgage loans held-for-sale	(276,061)	(104,694)
Proceeds from sales of mortgage loans held-for-sale	293,830	119,159
Net (increase) decrease in equity securities	(20,579)	2,038
Net decrease (increase) in accrued interest receivable and other assets	67,563	(114,028)
Net increase (decrease) in accrued interest payables and other liabilities	58,541	(40,870)
Net cash provided by (used in) operating activities	179,433	(65,678)
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	331,291	229,391
Proceeds from sales of securities available-for-sale	—	39,095
Purchases of securities available-for-sale	(500,960)	(586,292)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	360	2,268
Purchases of securities held-to-maturity	—	(16)
Net purchases of FHLB stock	11,250	(38,948)
Net increase in loans	(439,703)	(373,138)
Premiums paid on BOLI, net of proceeds from claims	1,296	2,003
Proceeds from sales of OREO	1,779	230
Proceeds from sales of premises, furniture, and equipment	997	—
Purchases of premises, furniture, and equipment	(1,869)	(3,168)
Net cash received from acquisition	—	142,282
Net cash used in investing activities	(595,559)	(586,293)
Financing Activities
Net increase (decrease) in deposit accounts	598,990	(102,404)
Net (decrease) increase in borrowed funds	(250,677)	977,920
Repurchases of common stock	(14,929)	(22,557)
Cash dividends paid	(20,078)	(15,431)
Restricted stock activity	(3,897)	(3,166)
Net cash provided by financing activities	309,409	834,362
Net (decrease) increase in cash and cash equivalents	(106,717)	182,391
Cash and cash equivalents at beginning of period	1,117,244	229,221
Cash and cash equivalents at end of period	$1,010,527	$411,612

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$441	$1,029
Interest paid to depositors and creditors	11,366	28,285
Dividends declared, but unpaid	15,815	15,854
Stock issued for acquisitions, net of issuance costs	—	71,883
Non-cash transfers of loans to OREO	—	121
Non-cash transfers of loans held-for-investment to loans held-for-sale	(14,443)	3,155

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practices within the banking industry. The accompanying consolidated financial statements do not include certain information and note disclosures required by GAAP for complete annual financial statements. Therefore, these financial statements should be read in conjunction with the Company's 2020 Annual Report on Form 10-K ("2020 10-K"). The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
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
The accounting policies related to business combinations, loans, the allowance for credit losses, and derivative financial instruments are presented below. For a summary of all other significant accounting policies, see Note 1, "Summary of Significant Accounting Policies," in the Company's 2020 10-K.
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
Acquired Loans – Acquired loans consist of all loans acquired in business combinations and are included within loans held-for-investment. Acquired loans are separated into (i) non-purchased credit deteriorated ("non-PCD") loans and (ii) purchased credit deteriorated ("PCD") loans. Non-PCD loans include loans that did not have evidence of more-than-insignificant credit deterioration since origination at the acquisition date. PCD loans include loans that had evidence of more-than-insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and non-accrual status. Leases and revolving loans do not qualify to be accounted for as PCD loans and are accounted for as non-PCD loans.
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
On the date the Company enters into a derivative contract, the derivative is designated as a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, including its risk management objective and strategy, at inception.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER GUIDANCE
Adopted Accounting Pronouncements
Changes to the Disclosure Requirements for Defined Benefit Plans: In August of 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-14 that makes minor changes and clarifications to the disclosure requirements for entities that sponsor defined benefit plans. This guidance is effective for annual and interim periods beginning after December 15, 2020. The adoption of this guidance on January 1, 2021 did not materially impact the Company's financial condition, results of operations, or liquidity.
Income Taxes: In December of 2019, the FASB issued ASU 2019-12 that removes certain exceptions to the general principles of accounting for income taxes. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this guidance on January 1, 2021 did not materially impact the Company's financial condition, results of operations, or liquidity.
Accounting Pronouncements Pending Adoption
Reference Rate Reform: In March of 2020, the FASB issued ASU 2020-04 and in January of 2021, the FASB issued 2021-01, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, if certain criteria are met. This guidance is effective upon issuance as of March 12, 2020 and generally can be applied through December 31, 2022. Management continues to monitor efforts and evaluate the impact of reference rate reform, including this guidance and determining its impact on the Company's financial condition, results of operations, and liquidity.
3. ACQUISITIONS
Park Bank
On March 9, 2020, the Company completed its acquisition of Bankmanagers Corp. ("Bankmanagers"), the holding company for Park Bank, based in Milwaukee, Wisconsin. At closing, the Company acquired $1.2 billion of assets, $1.0 billion of deposits, and $687.9 million of loans, net of fair value adjustments. Under the terms of the merger agreement, on March 9, 2020, each outstanding share of Bankmanagers common stock was exchanged for 29.9675 shares of Company common stock, plus $623.02 of cash (of which $346.00 per share was paid by Bankmanagers to its shareholders by a special cash dividend immediately prior to closing). This resulted in merger consideration of $174.4 million, which consisted of 4.9 million shares of Company common stock and $102.5 million of cash. Goodwill of $59.6 million associated with the acquisition was recorded by the Company. All Park Bank operating systems were converted to the Company's operating platform during the second quarter of 2020.

During the first quarter of 2021, the Company finalized the fair value adjustments associated with the Bankmanagers transaction, which required measurement period adjustments to goodwill. These adjustments were recognized in the current period in accordance with accounting guidance applicable to business combinations.
The following table presents the assets acquired and liabilities assumed, net of the fair value adjustments, in the Park Bank transaction as of the acquisition date. The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the acquisition date and have been accounted for under the acquisition method of accounting.
Acquisition Activity
(Dollar amounts in thousands, except share and per share data)

Park Bank
March 9, 2020
Assets
Cash and due from banks and interest-bearing deposits in other banks	$244,781
Securities available-for-sale	136,856
Securities held-to-maturity	300
Loans	687,923
OREO	2,276
Goodwill	59,649
Other intangible assets	3,068
Premises, furniture, and equipment	2,550
Accrued interest receivable and other assets	13,502
Total assets	$1,150,905
Liabilities
Noninterest-bearing deposits	$356,050
Interest-bearing deposits	594,026
Total deposits	950,076
Borrowed funds	11,532
Accrued interest payable and other liabilities	14,915
Total liabilities	976,523
Consideration Paid
Common stock (2020 – 4,930,231, shares issued at $14.58 per share)	71,883
Cash paid	102,499
Total consideration paid	174,382
$1,150,905
Expenses related to the acquisition and integration of completed and pending transactions are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. For the quarters ended March 31, 2021 and 2020, these expenses totaled $245,000 and $5.5 million, respectively.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of March 31, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$4,001	$15	$—	$4,016	$12,001	$50	$—	$12,051
U.S. agency securities	625,537	1,940	(31,897)	595,580	654,321	3,129	(4,976)	652,474
Collateralized mortgage obligations ("CMOs")	1,400,613	19,026	(18,867)	1,400,772	1,415,312	27,529	(4,323)	1,438,518
Other mortgage-backed securities ("MBSs")	791,380	10,825	(7,425)	794,780	566,830	14,650	(640)	580,840
Municipal securities	220,516	9,180	(425)	229,271	224,446	11,573	(4)	236,015
Corporate debt securities	165,576	5,489	(79)	170,986	170,570	6,210	(270)	176,510
Total securities available-for-sale	$3,207,623	$46,475	$(58,693)	$3,195,405	$3,043,480	$63,141	$(10,213)	$3,096,408
Securities Held-to-Maturity
Municipal securities	$11,931	$—	$(484)	$11,447	$12,291	$—	$(385)	$11,906
Allowance for securities held-to- maturity(1)	(220)			$(220)	(220)			$(220)
Total securities held-to-maturity, net	$11,711	$—	$(484)	$11,227	$12,071	$—	$(385)	$11,686
Equity Securities				$96,983				$76,404
Accrued interest receivable on the securities portfolio totaled $10.5 million and $11.9 million as of March 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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
Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of March 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$83,624	$82,325	$1,972	$1,890
After one year to five years	200,410	197,296	4,379	4,199
After five years to ten years	731,596	720,232	2,650	2,540
After ten years	—	—	2,710	2,598
Securities that do not have a single contractual maturity date	2,191,993	2,195,552	—	—
Total	$3,207,623	$3,195,405	$11,711	$11,227

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.5 billion as of March 31, 2021 and $1.6 billion as of December 31, 2020. No securities held-to-maturity were pledged as of March 31, 2021 or December 31, 2020.
There were no realized gains (losses) on securities available-for-sale for the quarter ended March 31, 2021. There were $1.0 million of realized losses for the quarter ended March 31, 2020.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2021 and December 31, 2020.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2021
Securities Available-for-Sale
U.S. agency securities	72	$416,937	$30,131	$43,055	$1,766	$459,992	$31,897
CMOs	125	572,968	18,814	2,916	53	575,884	18,867
MBSs	60	352,342	7,423	119	2	352,461	7,425
Municipal securities	28	18,532	417	1,747	8	20,279	425
Corporate debt securities	5	8,946	54	12,888	25	21,834	79
Total	290	$1,369,725	$56,839	$60,725	$1,854	$1,430,450	$58,693
As of December 31, 2020
Securities Available-for-Sale
U.S. agency securities	48	$253,841	$4,764	$14,932	$212	$268,773	$4,976
CMOs	104	349,853	3,205	86,618	1,118	436,471	4,323
MBSs	19	69,838	550	12,307	90	82,145	640
Municipal securities	4	1,012	4	—	—	1,012	4
Corporate debt securities	3	8,100	105	9,513	165	17,613	270
Total	178	$682,644	$8,628	$123,370	$1,585	$806,014	$10,213
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of March 31, 2021 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020
Commercial and industrial	$4,546,317	$4,578,254
Agricultural	355,883	364,038
Commercial real estate:
Office, retail, and industrial	1,827,116	1,861,768
Multi-family	906,124	872,813
Construction	614,021	612,611
Other commercial real estate	1,463,582	1,481,976
Total commercial real estate	4,810,843	4,829,168
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	9,713,043	9,771,460
PPP loans	1,109,442	785,563
Total corporate loans	10,822,485	10,557,023
Home equity	690,030	761,725
1-4 family mortgages	3,187,066	3,022,413
Installment	483,945	410,071
Total consumer loans	4,361,041	4,194,209
Total loans	$15,183,526	$14,751,232
Deferred loan fees included in total loans	$9,172	$9,696
Overdrawn demand deposits included in total loans	8,788	8,444
Accrued interest receivable on the loan portfolio totaled $57.4 million and $56.7 million as of March 31, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
The Company primarily lends to community-based and mid-sized businesses, commercial real estate customers, and consumers in its markets. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.
It is the Company's policy to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company's lending standards, and credit monitoring and remediation procedures. A discussion of risk characteristics relevant to each portfolio segment is presented in Note 5, "Loans" to the Consolidated Financial Statements in the Company's 2020 10-K.

Loan Sales
The following table presents loan sales and purchases for the quarters ended March 31, 2021 and 2020.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Corporate loan sales
Proceeds from sales	$16,936	$4,303
Less book value of loans sold	16,891	4,188
Net gains on corporate loan sales(1)	45	115
1-4 family mortgage loan sales
Proceeds from sales	293,830	119,159
Less book value of loans sold	283,898	116,645
Net gains on 1-4 family mortgage loan sales(2)	9,932	2,514
Total net gains on loan sales	$9,977	$2,629
Corporate loan purchases(3)
Commercial and industrial	$153,396	$145,822
Office, retail, and industrial	7,438	—
Multi-family	14,249	—
Construction	142	639
Total corporate loan purchases	$175,225	$146,461
Consumer loan purchases
Home equity	$—	$144,967
1-4 family mortgages	361,099	70,175
Installment	106,758	—
Total consumer loan purchases	$467,857	$215,142
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
6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at March 31, 2021 and December 31, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of March 31, 2021 and December 31, 2020.
Acquired Loans(1)
(Dollar amounts in thousands)

	As of March 31, 2021			As of December 31, 2020
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
Acquired loans	$199,749	$1,029,436	$1,229,185	$212,021	$1,198,818	$1,410,839
(1)Included in loans in the Consolidated Statements of Financial Condition.
The outstanding balance of PCD loans was $230.9 million as of March 31, 2021 and $247.3 million as of December 31, 2020.
Total accretion on acquired loans for the quarters ended March 31, 2021 and 2020 was $7.2 million and $6.9 million.

7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of March 31, 2021 and December 31, 2020 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of March 31, 2021
Commercial and industrial	$4,505,307	$4,468	$36,542	$41,010	$4,546,317	$62,685	$1,667
Agricultural	352,017	1,264	2,602	3,866	355,883	8,684	—
Commercial real estate:
Office, retail, and industrial	1,779,661	19,356	28,099	47,455	1,827,116	29,912	1,277
Multi-family	901,334	540	4,250	4,790	906,124	4,504	—
Construction	609,412	—	4,609	4,609	614,021	4,981	—
Other commercial real estate	1,439,517	5,095	18,970	24,065	1,463,582	25,364	724
Total commercial real estate	4,729,924	24,991	55,928	80,919	4,810,843	64,761	2,001
Total corporate loans, excluding PPP loans	9,587,248	30,723	95,072	125,795	9,713,043	136,130	3,668
PPP loans	1,109,442	—	—	—	1,109,442	—	—
Total corporate loans	10,696,690	30,723	95,072	125,795	10,822,485	136,130	3,668
Home equity	681,618	3,367	5,045	8,412	690,030	10,542	794
1-4 family mortgages	3,175,416	3,452	8,198	11,650	3,187,066	11,712	—
Installment	482,487	566	892	1,458	483,945	—	892
Total consumer loans	4,339,521	7,385	14,135	21,520	4,361,041	22,254	1,686
Total loans	$15,036,211	$38,108	$109,207	$147,315	$15,183,526	$158,384	$5,354
As of December 31, 2020
Commercial and industrial	$4,530,546	$9,254	$38,454	$47,708	$4,578,254	$42,965	$591
Agricultural	359,373	705	3,960	4,665	364,038	10,719	—
Commercial real estate:
Office, retail, and industrial	1,827,891	3,961	29,916	33,877	1,861,768	34,224	257
Multi-family	867,815	2,510	2,488	4,998	872,813	2,488	—
Construction	606,934	1,154	4,523	5,677	612,611	4,980	1,065
Other commercial real estate	1,448,258	15,015	18,703	33,718	1,481,976	25,824	434
Total commercial real estate	4,750,898	22,640	55,630	78,270	4,829,168	67,516	1,756
Total corporate loans, excluding PPP loans	9,640,817	32,599	98,044	130,643	9,771,460	121,200	2,347
PPP loans	785,563	—	—	—	785,563	—	—
Total corporate loans	10,426,380	32,599	98,044	130,643	10,557,023	121,200	2,347
Home equity	750,263	5,563	5,899	11,462	761,725	10,795	956
1-4 family mortgages	3,009,564	5,296	7,553	12,849	3,022,413	10,530	115
Installment	404,831	4,263	977	5,240	410,071	—	977
Total consumer loans	4,164,658	15,122	14,429	29,551	4,194,209	21,325	2,048
Total loans	$14,591,038	$47,721	$112,473	$160,194	$14,751,232	$142,525	$4,395

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses expected in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters ended March 31, 2021 and 2020 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the U.S. Small Business Administration ("SBA").
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended March 31, 2021
Beginning balance	$119,954	$24,078	$5,709	$6,674	$24,309	$58,293	$8,025	$247,042
Charge-offs	(2,841)	(4,477)	—	—	(486)	(3,513)	—	(11,317)
Recoveries	738	100	5	—	115	603	—	1,561
Net charge-offs	(2,103)	(4,377)	5	—	(371)	(2,910)	—	(9,756)
Provision for loan losses and other	7,947	2,951	(2,144)	(759)	(2,733)	836	—	6,098
Ending balance	$125,798	$22,652	$3,570	$5,915	$21,205	$56,219	$8,025	$243,384
Quarter Ended March 31, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	12,262	2,003	—	—	—	39	—	14,304
Charge-offs	(7,066)	(338)	(10)	(1,808)	(308)	(4,400)	—	(13,930)
Recoveries	1,159	9	5	—	144	499	—	1,816
Net charge-offs	(5,907)	(329)	(5)	(1,808)	(164)	(3,901)	—	(12,114)
Provision for loan losses and other	24,389	4,916	347	1,108	883	7,889	—	39,532
Ending balance	$113,733	$25,856	$3,689	$11,297	$18,554	$46,819	$6,753	$226,701
(1) As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.
The allowance for credit losses increased from December 31, 2019 primarily due to the adoption of current expected credit losses ("CECL") and the estimated impact of the pandemic on the allowance for credit losses, which considers multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the pandemic.

The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of March 31, 2021 and December 31, 2020.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD	Total	Individually Evaluated	Collectively Evaluated	PCD	Total
As of March 31, 2021
Commercial, industrial, agricultural	$64,832	$4,776,188	$61,180	$4,902,200	$16,013	$102,104	$7,681	$125,798
Commercial real estate:
Office, retail, and industrial	22,290	1,762,299	42,527	1,827,116	672	14,953	7,027	22,652
Multi-family	3,448	896,005	6,671	906,124	—	3,316	254	3,570
Construction	1,154	596,719	16,148	614,021	—	4,201	1,714	5,915
Other commercial real estate	13,841	1,397,674	52,067	1,463,582	204	10,190	10,811	21,205
Total commercial real estate	40,733	4,652,697	117,413	4,810,843	876	32,660	19,806	53,342
Total corporate loans, excluding PPP loans	105,565	9,428,885	178,593	9,713,043	16,889	134,764	27,487	179,140
PPP loans	—	1,109,442	—	1,109,442	—	—	—	—
Total corporate loans	105,565	10,538,327	178,593	10,822,485	16,889	134,764	27,487	179,140
Consumer	—	4,339,885	21,156	4,361,041	—	55,627	592	56,219
Allowance for unfunded commitments	—	—	—	—	—	8,025	—	8,025
Total loans	$105,565	$14,878,212	$199,749	$15,183,526	$16,889	$198,416	$28,079	$243,384
As of December 31, 2020
Commercial, industrial, and agricultural	$45,650	$4,826,017	$70,625	$4,942,292	$3,536	$107,763	$8,655	$119,954
Commercial real estate:
Office, retail, and industrial	26,384	1,792,618	42,766	1,861,768	1,123	15,106	7,849	24,078
Multi-family	1,279	864,677	6,857	872,813	—	5,438	271	5,709
Construction	1,154	595,550	15,907	612,611	—	4,535	2,139	6,674
Other commercial real estate	13,736	1,414,541	53,699	1,481,976	171	12,651	11,487	24,309
Total commercial real estate	42,553	4,667,386	119,229	4,829,168	1,294	37,730	21,746	60,770
Total corporate loans, excluding PPP loans	88,203	9,493,403	189,854	9,771,460	4,830	145,493	30,401	180,724
PPP loans	—	785,563	—	785,563	—	—	—	—
Total corporate loans	88,203	10,278,966	189,854	10,557,023	4,830	145,493	30,401	180,724
Consumer	—	4,172,042	22,167	4,194,209	—	57,567	726	58,293
Allowance for unfunded commitments	—	—	—	—	—	8,025	—	8,025
Total loans	$88,203	$14,451,008	$212,021	$14,751,232	$4,830	$211,085	$31,127	$247,042

The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of March 31, 2021 and December 31, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA.
Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

As of March 31, 2021
Commercial and industrial	$26,385	$41,417	$1,607	$12,266
Agricultural	7,789	645	—	5,239
Commercial real estate:
Office, retail, and industrial	35,344	—	—	20,313
Multi-family	4,251	—	—	3,448
Construction	5,368	—	—	1,842
Other commercial real estate	38,477	—	—	20,149
Total commercial real estate	83,440	—	—	45,752
Total corporate loans	117,614	42,062	1,607	63,257
Home equity	206	—	—	99
1-4 family mortgages	1,700	—	—	606
Installment	—	—	—	—
Total consumer loans	1,906	—	—	705
Total loans	$119,520	$42,062	$1,607	$63,962
As of December 31, 2020
Commercial and industrial	$27,007	$35,632	$2,555	$36,686
Agricultural	8,583	1,737	—	5,213
Commercial real estate:
Office, retail, and industrial	42,790	—	—	23,508
Multi-family	2,097	—	—	1,279
Construction	5,370	—	—	1,831
Other commercial real estate	40,430	—	—	20,158
Total commercial real estate	90,687	—	—	46,776
Total corporate loans	126,277	37,369	2,555	88,675
Home equity	211	—	—	99
1-4 family mortgages	2,807	—	—	578
Installment	—	—	—	—
Total consumer loans	3,018	—	—	677
Total loans	$129,295	$37,369	$2,555	$89,352

Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of March 31, 2021 and December 31, 2020. PCD loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of March 31, 2021				As of December 31, 2020
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$9,330	$47,068	$61,205	$14,695	$33,643	$1,687	$40,055	$398
Agricultural	5,239	3,195	13,626	1,318	5,213	5,107	14,972	3,138
Commercial real estate:
Office, retail, and industrial	18,756	3,534	29,177	672	21,537	4,847	30,474	1,123
Multi-family	3,448	—	3,458	—	1,279	—	1,279	—
Construction	1,154	—	1,154	—	1,154	—	1,507	—
Other commercial real estate	12,977	864	14,512	204	12,822	914	14,240	171
Total commercial real estate	36,335	4,398	48,301	876	36,792	5,761	47,500	1,294
Total corporate loans	50,904	54,661	123,132	16,889	75,648	12,555	102,527	4,830
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans individually evaluated	$50,904	$54,661	$123,132	$16,889	$75,648	$12,555	$102,527	$4,830
Interest income recognized on non-accrual loans using the cash basis of accounting for the quarters ended March 31, 2021 and 2020 was $277,000 and $278,000, respectively.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of March 31, 2021 and net loan charge-offs for the three months ended March 31, 2021. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA. For a summary of credit quality indicators as of December 31, 2020, see Note 7, "Past Due Loans, Allowance for Credit Losses, Impaired Loans, and TDRs," in the Company's 2020 10-K.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$233,288	$708,511	$767,805	$691,360	$409,388	$533,186	$1,145,746	$4,489,284
Special Mention(2)	1,350	3,181	42,072	50,693	3,558	25,695	45,697	172,246
Substandard(3)	545	3,209	20,388	64,431	16,944	38,406	25,378	169,301
Non-accrual(4)	—	457	3,967	23,314	3,417	12,691	27,523	71,369
Total commercial, industrial, agricultural	$235,183	$715,358	$834,232	$829,798	$433,307	$609,978	$1,244,344	$4,902,200
Commercial, industrial, agricultural, net loan charge-offs	$—	$(6)	$412	$(20)	$1,187	$286	$244	$2,103
Office, retail, and industrial:
Pass	$33,342	$165,674	$230,623	$181,415	$257,201	$826,112	$11,036	$1,705,403
Special Mention(2)	—	636	2,940	5,573	7,030	32,658	—	48,837
Substandard(3)	—	—	—	7,900	3,344	31,720	—	42,964
Non-accrual(4)	—	—	—	131	172	29,609	—	29,912
Total office, retail, and industrial	$33,342	$166,310	$233,563	$195,019	$267,747	$920,099	$11,036	$1,827,116
Office, retail, and industrial net loan charge-offs	$—	$—	$262	$—	$1,023	$3,092	$—	$4,377
Multi-family:
Pass	$27,958	$152,216	$162,665	$79,970	$124,297	$288,768	$19,825	$855,699
Special Mention(2)	—	—	—	9,935	—	30,483	—	40,418
Substandard(3)	—	—	—	381	74	5,048	—	5,503
Non-accrual(4)	—	—	—	—	1,254	3,250	—	4,504
Total multi-family	$27,958	$152,216	$162,665	$90,286	$125,625	$327,549	$19,825	$906,124
Multi-family net loan charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$(5)
Construction:
Pass	$17,156	$105,018	$102,168	$191,422	$75,003	$89,710	$22,032	$602,509
Special Mention(2)	—	—	—	41	—	159	—	200
Substandard(3)	—	—	—	—	1,850	4,481	—	6,331
Non-accrual(4)	—	—	—	—	1,154	2,182	1,645	4,981
Total construction	$17,156	$105,018	$102,168	$191,463	$78,007	$96,532	$23,677	$614,021
Construction net loan charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate:
Pass	$77,158	$172,817	$179,855	$196,736	$162,093	$409,341	$27,855	$1,225,855
Special Mention(2)	—	—	—	13,743	28,455	51,664	—	93,862
Substandard(3)	—	—	3,111	30,369	16,641	68,138	242	118,501
Non-accrual(4)	—	—	—	764	1,570	22,859	171	25,364
Total other commercial real estate	$77,158	$172,817	$182,966	$241,612	$208,759	$552,002	$28,268	$1,463,582
Other commercial real estate net loan charge- offs	$—	$—	$—	$—	$—	$371	$—	$371
(1)Represents year-to-date loans originated during 2021.
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

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity:
Performing	$2,449	$11,893	$10,023	$12,281	$9,923	$57,923	$574,996	$679,488
Non-accrual	—	4	22	481	230	7,449	2,356	10,542
Total home equity	$2,449	$11,897	$10,045	$12,762	$10,153	$65,372	$577,352	$690,030
Home equity net loan charge-offs	$—	$—	$—	$26	$34	$14	$(6)	$68
1-4 family mortgages:
Performing	$120,509	$1,885,394	$552,401	$178,549	$104,707	$333,794	$—	$3,175,354
Non-accrual	—	452	391	628	640	9,601	—	11,712
Total 1-4 family mortgages	$120,509	$1,885,846	$552,792	$179,177	$105,347	$343,395	$—	$3,187,066
1-4 family mortgages net loan charge-offs	$—	$—	$—	$2	$—	$205	$—	$207
Installment:
Performing	$32,256	$117,324	$137,077	$99,806	$47,668	$27,059	$22,755	$483,945
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$32,256	$117,324	$137,077	$99,806	$47,668	$27,059	$22,755	$483,945
Installment net loan charge-offs	$—	$466	$1,271	$775	$184	$(69)	$8	$2,635
(1)Represents year-to-date loans originated during 2021.
During the quarters ended March 31, 2021 and 2020, $11.4 million and $7.0 million, respectively, of revolving loans converted to term loans.

TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of March 31, 2021 and December 31, 2020. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of March 31, 2021			As of December 31, 2020
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$—	$7,518	$7,518	$—	$8,859	$8,859
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	2,340	2,340
Multi-family	—	156	156	—	160	160
Construction	—	—	—	—	—	—
Other commercial real estate	174	—	174	184	—	184
Total commercial real estate	174	156	330	184	2,500	2,684
Total corporate loans	174	7,674	7,848	184	11,359	11,543
Home equity	30	114	144	31	116	147
1-4 family mortgages	594	223	817	598	228	826
Installment	—	—	—	—	—	—
Total consumer loans	624	337	961	629	344	973
Total loans	$798	$8,011	$8,809	$813	$11,703	$12,516
(1)These TDRs are included in non-accrual loans in the preceding tables.
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. As of March 31, 2021, the Company has eligible modifications with outstanding balances totaling $70.1 million.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of March 31, 2021 and December 31, 2020 there were $257,000 and $140,000 of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters ended March 31, 2021 and 2020.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters ended March 31, 2021 and 2020.

A rollforward of the carrying value of TDRs for the quarters ended March 31, 2021 and 2020 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Accruing
Beginning balance	$813	$1,233
Additions	—	—
Net payments	(15)	(17)
Net transfers to non-accrual	—	—
Ending balance	798	1,216
Non-accrual
Beginning balance	11,703	20,514
Additions	—	934
Net payments	(2,665)	(658)
Charge-offs	(1,027)	(2,873)
Net transfers from accruing	—	—
Ending balance	8,011	17,917
Total TDRs	$8,809	$19,133
There were no commitments to lend additional funds to borrowers with TDRs as of March 31, 2021 and December 31, 2020.

8. LEASE OBLIGATIONS
The significant accounting policies related to lease obligations are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of March 31, 2021, the weighted-average remaining lease term on these leases was 10 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of March 31, 2021.
Lease Liability
(Dollar amounts in thousands)

As of March 31, 2021
Year Ending December 31,
2021	$14,261
2022	18,831
2023	18,931
2024	18,749
2025	17,564
2026 and thereafter	86,986
Total minimum lease payments	175,322
Discount(1)	(24,275)
Lease liability(2)	$151,047
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.90% as of March 31, 2021.
As of March 31, 2021, right-of-use assets of $122.9 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
During 2020, the Company initiated certain actions that include optimizing its retail branch network and delivery model through the consolidation of 17 branches, or approximately 15% of its branch network, which were completed in the first quarter of 2021. These actions resulted in pre-tax costs of $19.9 million, including $9.1 million of right-of-use asset impairment charges and $8.9 million of impairment charges on branch locations, furniture, and equipment associated with valuation adjustments related to locations identified for closure, among other items, and were recorded within optimization costs within noninterest expense during the third and fourth quarters of 2020.

The following table presents net operating lease expense for the quarters ended March 31, 2021 and 2020.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Lease expense charged to operations	$4,611	$4,675
Rental income from premises leased to others (1)	(114)	(215)
Net operating lease expense	$4,497	$4,460
(1)Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.
9. MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY
Issuance of Common Stock
On March 9, 2020, the Company issued 4.9 million shares of its common stock with a market value of $14.58 per share at issuance as part of the consideration in the Park Bank acquisition. Additional information regarding the Park Bank acquisition is presented in Note 3, "Acquisitions."
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
Stock Repurchases
On February 26, 2020, the Company announced a stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which was set to expire in March 2020. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the quarter ended March 31, 2021.
10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2021	2020
Net income	$45,023	$19,606
Preferred dividends	(4,034)	—
Net income applicable to unvested restricted shares	(486)	(192)
Net income applicable to common shares	$40,503	$19,414
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,098	109,922
Dilutive effect of common stock equivalents	773	443
Weighted-average diluted common shares outstanding	113,871	110,365
Basic EPS	$0.36	$0.18
Diluted EPS	$0.36	$0.18

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of March 31, 2021, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $25.0 million of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
The forward starting interest rate swaps totaling $25.0 million begin in January of 2023 and mature in January of 2026. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 0.60% as of March 31, 2021. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020
Gross notional amount outstanding	$455,000	$455,000
Derivative asset fair value in other assets(1)	2,741	3,707
Derivative liability fair value in other liabilities(1)	—	(1)
Weighted-average interest rate received	2.18%	2.18%
Weighted-average interest rate paid	0.14%	0.15%
Weighted-average maturity (in years)	1.25	1.50
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of March 31, 2021, the Company estimates that $8.0 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of March 31, 2021 and December 31, 2020, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $2.1 million for the quarter ended March 31, 2021, and were $4.7 million for the quarter ended March 31, 2020.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020
Gross notional amount outstanding	$4,618,598	$4,491,398
Derivative asset fair value in other assets(1)	95,946	149,997
Derivative liability fair value in other liabilities(1)	(30,666)	(44,580)
Fair value of derivative(2)	32,117	46,018
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.

The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of March 31, 2021 and December 31, 2020. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income (loss) and the reclassification of gains (losses) from accumulated other comprehensive income (loss) to net interest income for the quarters ended March 31, 2021 and 2020.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$203	$22,004
Interest rate swaps in interest expense	(612)	(12,409)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$2,204	$445
Interest rate swaps in interest expense	—	—
The following table presents the impact of derivative instruments on net interest income for the quarters ended March 31, 2021 and 2020.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Cash Flow Hedges
Interest rate swaps in interest income	$2,204	$445
Interest rate swaps in interest expense	—	—
Total cash flow hedges	$2,204	$445
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of March 31, 2021 and December 31, 2020, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of March 31, 2021 and December 31, 2020.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of March 31, 2021		As of December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$98,687	$30,666	$153,704	$44,581
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	98,687	30,666	153,704	44,581
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(4,830)	(4,830)	(5,239)	(5,239)
Cash collateral pledged	—	(24,650)	—	(39,970)
Net credit exposure	$93,857	$1,186	$148,465	$(628)
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of March 31, 2021 and December 31, 2020, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of March 31, 2021 and December 31, 2020 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,276,363	$2,318,346
Commercial real estate	377,984	378,282
Home equity	622,651	611,640
Other commitments(1)	273,978	264,869
Total commitments to extend credit	$3,550,976	$3,573,137

Letters of credit	$112,318	$115,130
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters ended March 31, 2021 and 2020.
Legal Proceedings
At March 31, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$72,079	$19,904	$—	$52,888	$18,516	$—
Securities available-for-sale
U.S. treasury securities	4,016	—	—	12,051	—	—
U.S. agency securities	—	595,580	—	—	652,474	—
CMOs	—	1,400,772	—	—	1,438,518	—
MBSs	—	794,780	—	—	580,840	—
Municipal securities	—	229,271	—	—	236,015	—
Corporate debt securities	—	170,986	—	—	176,510	—
Total securities available-for-sale	4,016	3,191,389	—	12,051	3,084,357	—
Mortgage servicing rights ("MSRs")(1)	—	—	6,361	—	—	4,899
Derivative assets(1)	—	98,687	—	—	153,704	—
Liabilities
Derivative liabilities(2)	$—	$30,666	$—	$—	$44,581	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of March 31, 2021, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Because these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market, mutual funds, and preferred equity investments is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $822.3 million and $766.1 million as of March 31, 2021 and December 31, 2020, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of March 31, 2021 and December 31, 2020.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	March 31, 2021			December 31, 2020
Prepayment speed	7.8%	-	15.5%	5.3%	-	16.3%
Maturity (months)	14	-	82	13	-	71
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters ended March 31, 2021 and 2020 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Beginning balance	$4,899	$5,858
New MSRs	1,037	156
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	766	(908)
Other changes in fair value(2)	(341)	(232)
Ending balance(3)	$6,361	$4,874
Contractual servicing fees earned(1)	$489	$403
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of March 31, 2021 and 2020.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of March 31, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$54,665	$—	$—	$21,246
OREO(2)	—	—	2,000	—	—	—
Loans held-for-sale(3)	—	—	34,826	—	—	44,965
Assets held-for-sale(4)	—	—	5,645	—	—	3,722
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
Collateral-Dependent Non-accrual Loans
Certain collateral-dependent non-accrual loans are subject to fair value adjustments to reflect the difference between the carrying value of the loan and the fair value of the underlying collateral. The fair values of collateral-dependent non-accrual loans are primarily determined by current appraised values of the underlying collateral. Based on the age and/or type of collateral, appraisals may be adjusted in the range of 0% to 15%. In certain cases, an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited or unavailable. Accordingly, collateral-dependent non-accrual loans are classified in level 3 of the fair value hierarchy.
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
Loans Held-for-Sale
As of March 31, 2021 and December 31, 2020, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of March 31, 2021 and December 31, 2020 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		March 31, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$223,713	$223,713	$196,364	$196,364
Interest-bearing deposits in other banks	2	786,814	786,814	920,880	920,880
Securities held-to-maturity	2	11,711	11,227	12,071	11,686
FHLB and FRB stock	2	106,170	106,170	117,420	117,420
Loans	3	14,948,167	14,899,144	14,512,215	14,614,029
Investment in BOLI	3	301,365	301,365	301,101	301,101
Accrued interest receivable	3	67,976	67,976	68,390	68,390
Liabilities
Deposits	2	$16,611,454	$16,614,355	$16,012,464	$16,007,133
Borrowed funds	2	1,295,737	1,295,737	1,546,414	1,546,414
Senior and subordinated debt	2	234,973	281,380	234,768	281,842
Accrued interest payable	2	3,495	3,495	4,826	4,826
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both March 31, 2021 and December 31, 2020, the Company estimated the fair value of lending commitments outstanding to be immaterial.

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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters ended March 31, 2021 and 2020 and Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2020 Annual Report on Form 10-K ("2020 10-K"). The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of future results.
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
•Asset Quality – Asset quality represents an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and can be evaluated using a number of quantitative measures, such as non-performing loans ("NPLs") to total loans.
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2021, the performance of our loan or securities portfolio, the expected amount of future credit allowances or charge-offs, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, acquisition transactions, estimated synergies, cost savings and financial benefits of completed transactions, and growth strategies, including possible future acquisitions, and the continued effects of the COVID-19 pandemic (the "pandemic") on our business, financial condition, liquidity, capital, loans, asset quality and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the pandemic, including the continued effects on our business, operations and employees, as well as on our clients and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2020 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
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
For additional information regarding critical accounting estimates, see the "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2020 10-K. There have been no material changes in the Company's application of critical accounting estimates related to the allowance for credit losses, valuation of securities, income taxes, and goodwill and other intangible assets since December 31, 2020.
COVID-19 PANDEMIC
The pandemic and the resulting governmental responses continue to impact our business and operations, as well as the business and operations of our clients. A variety of restrictions have been placed on companies and individuals throughout our primary operating footprint of Illinois, Wisconsin, Indiana and Iowa. In Illinois, where we are headquartered and conduct the substantial majority of our operations, ongoing business restrictions continue to be in place. The pandemic and these governmental measures have created and may continue to create significant economic disruption and decreased economic activity.
We have experienced, and may continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"), and have $1.1 billion of these loans as of March 31, 2021. PPP loans have been funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are temporarily offering several programs and services to support our clients, including:
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
We have modified our operations to comply with governmental restrictions and public health authority guidelines. The majority of our non-client facing colleagues are working remotely. All of our branches are now open for business through drive-up services and walk-in lobby traffic. For those colleagues who work on-site, they are subject to enhanced health and safety protocols.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. As of March 31, 2021, we continue to provide additional health and welfare benefits, for all colleagues, including emergency medical loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
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
For additional information regarding the risks associated with the pandemic and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K.
STOCK REPURCHASES
During the first quarter of 2021, the Company announced that it would restart repurchases of its outstanding shares of common stock under its stock repurchase program after suspending repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the quarter ended March 31, 2021.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2021	2020
Operating Results
Interest income	$151,150	$170,227
Interest expense	10,035	26,652
Net interest income	141,115	143,575
Provision for loan losses	6,098	39,532
Noninterest income	45,803	39,362
Noninterest expense	118,425	117,331
Income before income tax expense	62,395	26,074
Income tax expense	17,372	6,468
Net income	$45,023	$19,606
Preferred dividends	(4,034)	—
Net income applicable to non-vested restricted shares	(486)	(192)
Net income applicable to common shares	$40,503	$19,414
Weighted-average diluted common shares outstanding	113,871	110,365
Diluted earnings per common share	$0.36	$0.18
Diluted earnings per common share, adjusted(1)	$0.37	$0.22
Performance Ratios
Return on average common equity(2)	6.70%	3.23%
Return on average common equity, adjusted(1)(2)	6.92%	4.04%
Return on average tangible common equity(2)	11.35%	5.66%
Return on average tangible common equity, adjusted(1)(2)	11.71%	6.94%
Return on average assets(2)	0.87%	0.43%
Return on average assets, adjusted(1)(2)	0.90%	0.53%
Tax-equivalent net interest margin(1)(2)(3)	3.03%	3.54%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	2.88%	3.37%
Efficiency ratio(1)	61.77%	60.21%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			March 31, 2021 Change From
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Balance Sheet Highlights
Total assets	$21,208,591	$20,838,678	$19,753,300	$369,913	$1,455,291
Total loans	15,183,526	14,751,232	13,965,017	432,294	1,218,509
Total deposits	16,611,454	16,012,464	14,098,950	598,990	2,512,504
Core deposits	14,689,030	14,002,139	11,162,753	686,891	3,526,277
Loans to deposits	91.4%	92.1%	99.1%
Core deposits to total deposits	88.4%	87.4%	79.2%
Asset Quality Highlights
Non-accrual loans, excluding purchased credit deteriorated ("PCD") loans(1)	$128,650	$109,957	$97,649	$18,693	$31,001
Non-accrual PCD loans	29,734	32,568	48,950	(2,834)	(19,216)
Total non-accrual loans	158,384	142,525	146,599	15,859	11,785
90 days or more past due loans, still accruing interest	5,354	4,395	5,052	959	302
Total NPLs	163,738	146,920	151,651	16,818	12,087
Accruing troubled debt restructurings ("TDRs")	798	813	1,216	(15)	(418)
Foreclosed assets(2)	13,228	16,671	21,027	(3,443)	(7,799)
Total non-performing assets ("NPAs")	$177,764	$164,404	$173,894	$13,360	$3,870
30-89 days past due loans	$30,973	$40,656	$81,127	$(9,683)	$(50,154)
NPAs to total loans plus foreclosed assets	1.17%	1.11%	1.24%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	1.07%	0.96%	0.91%
Allowance for Credit Losses
Allowance for credit losses	$243,384	$247,042	$226,701	$(3,658)	$16,683
Allowance for credit losses to total loans	1.60%	1.67%	1.62%
Allowance for credit losses to total loans, excluding PPP loans(3)	1.73%	1.77%	1.62%
Allowance for credit losses to non-accrual loans	153.67%	173.33%	154.64%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)Foreclosed assets consists of other real estate owned ("OREO") and other foreclosed assets acquired in partial or total satisfaction of defaulted loans. Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
(3)This ratio excludes PPP loans that are fully guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

EARNINGS PERFORMANCE
Net Interest Income
Net interest income is our primary source of revenue and is impacted by interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The accounting policies for the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 to the Consolidated Financial Statements included in our 2020 10-K.
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2021 and 2020, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$760,302	$680	0.36	$164,351	$816	2.00	$532	$(668)	$(136)
Securities(1)	3,131,096	16,264	2.08	3,066,574	20,757	2.71	314	(4,807)	(4,493)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	107,595	989	3.68	126,643	1,387	4.38	(192)	(206)	(398)
Loans, excluding PPP loans(1)	13,993,303	125,308	3.63	13,073,752	148,420	4.57	11,540	(34,652)	(23,112)
PPP loans(1)	1,014,798	8,892	3.55	—	—	—	8,892	—	8,892
Total loans(1)(2)	15,008,101	134,200	3.63	13,073,752	148,420	4.57	20,432	(34,652)	(14,220)
Total interest-earning assets(1)(2)	19,007,094	152,133	3.24	16,431,320	171,380	4.19	21,086	(40,333)	(19,247)
Cash and due from banks	236,944			261,336
Allowance for loan losses	(239,802)			(179,392)
Other assets	1,914,804			1,891,557
Total assets	$20,919,040			$18,404,821
Liabilities and Stockholders' Equity
Savings deposits	$2,573,495	113	0.02	$2,069,163	164	0.03	62	(113)	(51)
NOW accounts	2,802,568	251	0.04	2,273,156	1,630	0.29	1,539	(2,918)	(1,379)
Money market deposits	3,008,597	634	0.09	2,227,707	3,099	0.56	2,545	(5,010)	(2,465)
Time deposits	1,978,986	2,459	0.50	2,932,466	12,224	1.68	(2,186)	(7,579)	(9,765)
Borrowed funds	1,329,394	3,107	0.95	2,007,700	5,841	1.17	(1,585)	(1,149)	(2,734)
Senior and subordinated debt	234,873	3,471	5.99	234,053	3,694	6.35	51	(274)	(223)
Total interest-bearing liabilities	11,927,913	10,035	0.34	11,744,245	26,652	0.91	426	(17,043)	(16,617)
Demand deposits	5,917,978			3,884,015
Total funding sources	17,845,891		0.23	15,628,260		0.69
Other liabilities	389,396			361,404
Stockholders' equity	2,683,753			2,415,157
Total liabilities and stockholders' equity	$20,919,040			$18,404,821
Tax-equivalent net interest income/margin(1)		142,098	3.03		144,728	3.54	$20,660	$(23,290)	$(2,630)
Tax-equivalent adjustment		(983)			(1,153)
Net interest income (GAAP)		$141,115			$143,575
Impact of acquired loan accretion		$7,165	0.15		$6,946	0.17
Tax-equivalent net interest income/ margin, adjusted(1)		$134,933	2.88		$137,782	3.37
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
(2)Non-accrual loans, which totaled $158.4 million as of March 31, 2021 and $146.6 million as of March 31, 2020, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Loans Classified as Substandard and Special Mention."

Net interest income for the first quarter of 2021 was down 1.7% compared to the first quarter of 2020. The decrease in net interest income resulted primarily from lower interest rates, partially offset by growth in loans and an increase in interest income and fees on PPP loans, as well as the acquisition of interest-earning assets from the Park Bank transaction that closed in the first quarter of 2020.
Acquired loan accretion contributed $7.2 million and $6.9 million to net interest income for the first quarter of 2021 and 2020, respectively.
Tax-equivalent net interest margin for the first quarter of 2021 was 3.03%, decreasing 51 basis points from the same period in 2020. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 2.88% for the first quarter of 2021, down 49 basis points from the first quarter of 2020. The decrease was driven by lower interest rates on loans and securities, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds, loan growth, and higher yields on PPP loans.
For the first quarter of 2021, total average interest-earning assets rose by $2.6 billion from the same period in 2020. The increase was driven primarily by assets acquired in the Park Bank transaction, loan growth, and a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli.
Total average funding sources for the first quarter of 2021 increased by $2.2 billion from the same period in 2020, driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, as well as deposits assumed in the Park Bank transaction, partially offset by a decrease in FHLB advances.
Noninterest Income
A summary of noninterest income for the quarters ended March 31, 2021 and 2020 is presented in the following table.
Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020	% Change
Wealth management fees	$14,149	$12,361	14.5
Mortgage banking income	10,187	1,788	469.7
Service charges on deposit accounts	9,980	11,781	(15.3)
Card-based fees, net(1)	4,556	3,968	14.8
Capital market products income	2,089	4,722	(55.8)
Other service charges, commissions, and fees	2,761	2,682	2.9
Total fee-based revenues	43,722	37,302	17.2
Other income(2)	2,081	3,065	(32.1)
Net securities losses	—	(1,005)	N/M
Total noninterest income	$45,803	$39,362	16.4
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
Total noninterest income of $45.8 million for the first quarter of 2021 was up 16.4% from the same period in 2020. Record wealth management fees resulted from a higher market environment and continued sales of fiduciary and investment advisory services to new and existing customers. The decrease in service charges on deposit accounts resulted from the impact of lower transaction volumes due to the pandemic. Capital market products income resulted from levels of sales to corporate clients in light of market conditions that were lower than the first quarter of 2020.
Record mortgage banking income for the first quarter of 2021 resulted from sales of $283.9 million of 1-4 family mortgage loans in the secondary market compared to $116.6 million in the first quarter of 2020. In addition, increases in the fair value of mortgage servicing rights contributed to first quarter of 2021 mortgage banking income.
Other income decreased compared to the first quarter of 2020 as a result of fair value adjustments on equity securities.

Net securities losses of $1.0 million were recognized during the first quarter of 2020 as a result of repositioning of the Company's securities portfolio due to market conditions.
Noninterest Expense
A summary of noninterest expense for the quarters ended March 31, 2021 and 2020 is presented in the following table.
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020	% Change
Salaries and employee benefits:
Salaries and wages	$53,693	$49,990	7.4
Retirement and other employee benefits	12,708	12,869	(1.3)
Total salaries and employee benefits	66,401	62,859	5.6
Net occupancy and equipment expense	14,752	14,227	3.7
Technology and related costs	10,284	8,548	20.3
Professional services	8,059	10,390	(22.4)
Advertising and promotions	1,835	2,761	(33.5)
Net OREO expense	589	420	(40.2)
Other expenses	14,735	12,654	16.4
Optimization costs	1,525	—	N/M
Acquisition and integration related expenses	245	5,472	(95.5)
Total noninterest expense	$118,425	$117,331	0.9
Optimization costs	(1,525)	—	N/M
Acquisition and integration related expenses	(245)	(5,472)	(95.5)
Total noninterest expense, adjusted(1)	$116,655	$111,859	4.3

N/M – Not meaningful
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense was stable compared to the first quarter of 2020. Noninterest expense for both periods was impacted by acquisition and integration related expenses and the first quarter of 2021 was impacted by optimization costs. Excluding these items, noninterest expense for the first quarter of 2021 was $116.7 million, up 4.3% from the same period in 2020. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans, was 2.38% for the first quarter of 2021, down 6 basis points from the first quarter of 2020.
Operating costs associated with the Park Bank transaction contributed to the increase in noninterest expense. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, technology and related costs, and other expenses.
Salaries and employee benefits increased primarily due to higher equity compensation valuations, compensation accruals, commissions, and merit increases, partially offset by the ongoing benefits of optimization strategies. Technology and related costs was impacted by investments in technology, including the origination of PPP loans. Professional services expenses were elevated for the first quarter of 2020 due to process enhancements and expenses associated with higher capital market products income. Advertising and promotions expense decreased due to the timing of certain costs related to marketing campaigns. Other expenses for the first quarter of 2021 was impacted by a valuation adjustment on a foreclosed asset.
Optimization costs of $1.5 million for the first quarter of 2021 primarily include advisory fees, employee severance, and other expenses associated with locations identified for closure.
Acquisition and integration related expenses for both periods resulted primarily from the acquisition of Park Bank.

Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters ended March 31, 2021 and 2020 is detailed in the following table.
Table 5
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Income before income tax expense	$62,395	$26,074
Income tax expense:
Federal income tax expense	$12,631	$5,337
State income tax expense	4,741	1,131
Total income tax expense	$17,372	$6,468
Effective income tax rate	27.8%	24.8%
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
The increase in income tax expense for the first quarter of 2021 was driven primarily by higher levels of income subject to tax at statutory rates, as well as an increase of $1.1 million in income tax expense related to share-based payments and a decrease in federal and state tax exempt income.
Our accounting policies regarding the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are described in Notes 1 and 16 to the Consolidated Financial Statements of our 2020 10-K.
FINANCIAL CONDITION
Investment Portfolio Management
Securities that we have the intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Equity securities are carried at fair value and consist primarily of community development investments, certain diversified securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. All other securities are classified as securities available-for-sale and are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive income (loss) ("AOCI").
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
Table 6
Investment Portfolio
(Dollar amounts in thousands)

	As of March 31, 2021				As of December 31, 2020
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$4,001	$15	$4,016	0.1	$12,001	$50	$12,051	0.4
U.S. agency securities	625,537	(29,957)	595,580	18.6	654,321	(1,847)	652,474	21.1
Collateralized mortgage obligations ("CMOs")	1,400,613	159	1,400,772	43.8	1,415,312	23,206	1,438,518	46.5
Other mortgage-backed securities ("MBSs")	791,380	3,400	794,780	24.9	566,830	14,010	580,840	18.8
Municipal securities	220,516	8,755	229,271	7.2	224,446	11,569	236,015	7.6
Corporate debt securities	165,576	5,410	170,986	5.4	170,570	5,940	176,510	5.7
Total securities available-for-sale	$3,207,623	$(12,218)	$3,195,405	100.0	$3,043,480	$52,928	$3,096,408	100.0
Securities Held-to-Maturity
Municipal securities(1)	$11,711	$(484)	$11,227		$12,071	$(385)	$11,686
Equity Securities			$96,983				$76,404
(1)Net of $220,000 of allowance for securities held-to-maturity as of March 31, 2021 and December 31, 2020.
Portfolio Composition
As of March 31, 2021, our securities available-for-sale portfolio totaled $3.2 billion, increasing $99.0 million, or 3.2%, from December 31, 2020. The increase was driven primarily by purchases of MBSs, partially offset by sales, maturities, calls, and prepayments, as well as a change in unrealized gains (losses) resulting from higher market interest rates.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of March 31, 2021 and December 31, 2020.
Table 7
Securities Effective Duration Analysis

	As of March 31, 2021			As of December 31, 2020
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.18%	0.21	2.55%	0.20%	0.23	2.45%
U.S. agency securities	8.51%	13.45	2.21%	5.07%	7.29	2.31%
CMOs	4.31%	5.45	1.81%	3.19%	3.84	1.99%
MBSs	4.10%	5.55	1.84%	2.68%	3.65	2.13%
Municipal securities	4.88%	5.21	2.84%	4.66%	4.84	2.81%
Corporate debt securities	2.16%	4.19	2.78%	2.27%	4.48	2.78%
Total securities available-for-sale	5.00%	6.95	2.02%	3.54%	4.64	2.19%
Securities Held-to-Maturity
Municipal securities	4.68%	5.85	4.68%	6.81%	9.14	4.75%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 6.95 years and 5.00%, respectively, as of March 31, 2021, up from 4.64 years and 3.54% as of December 31, 2020. The increase resulted primarily from purchases of MBSs in a higher market interest rate environment during the first quarter of 2021.
Realized Gains and Losses
There were no securities gains (losses) or impairment charges recognized during the first quarter of 2021. There were $1.0 million of net securities losses for the first quarter of 2020 as a result of repositioning of the securities portfolio due to market conditions.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in AOCI, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market interest rates drove the change to $12.2 million of unrealized losses as of March 31, 2021 compared to $52.9 million of unrealized gains as of December 31, 2020.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 71.3% of total loans as of March 31, 2021. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
To maximize loan income within an acceptable level of risk, we have certain lending policies and procedures that management reviews on a regular basis. In addition, management receives periodic reporting related to loan production, loan quality, credit concentrations, loan delinquencies, and non-performing and performing loans classified as substandard and special mention to monitor and mitigate potential and current risks in the portfolio.

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	As of March 31, 2021	% of Total Loans	As of December 31, 2020	% of Total Loans	% Change
Commercial and industrial	$4,546,317	29.9	$4,578,254	31.0	(0.7)
Agricultural	355,883	2.4	364,038	2.5	(2.2)
Commercial real estate:
Office, retail, and industrial	1,827,116	12.0	1,861,768	12.6	(1.9)
Multi-family	906,124	6.0	872,813	5.9	3.8
Construction	614,021	4.0	612,611	4.2	0.2
Other commercial real estate	1,463,582	9.7	1,481,976	10.0	(1.2)
Total commercial real estate	4,810,843	31.7	4,829,168	32.7	(0.4)
Total corporate loans, excluding PPP loans	9,713,043	64.0	9,771,460	66.2	(0.6)
PPP loans	1,109,442	7.3	785,563	5.3	41.2
Total corporate loans	10,822,485	71.3	10,557,023	71.5	2.6
Home equity	690,030	4.5	761,725	5.2	(9.4)
1-4 family mortgages	3,187,066	21.0	3,022,413	20.5	5.4
Installment	483,945	3.2	410,071	2.8	18.0
Total consumer loans	4,361,041	28.7	4,194,209	28.5	4.0
Total loans	$15,183,526	100.0	$14,751,232	100.0	2.9

Total loans includes loans originated under the PPP loan program beginning in the second quarter of 2020, which totaled $1.1 billion and $785.6 million as of March 31, 2021 and December 31, 2020, respectively. Excluding these loans, total loans were up 3% annualized from December 31, 2020. Corporate loans, excluding PPP loans, were impacted by lower line usage and higher paydowns due to current economic conditions as a result of the ongoing pandemic. Production increased in the first quarter of 2021 compared to the fourth quarter of 2020; however, this continued to be more than offset by excess borrower liquidity and paydowns as a result of the pandemic and below pre-pandemic production levels.
Growth in consumer loans compared to December 31, 2020 resulted primarily from purchases of 1-4 family mortgages and installment loans, as well as strong production in the 1-4 family mortgages portfolio, which more than offset higher prepayments.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 32.2% of total loans, and totaled $4.9 billion at March 31, 2021, a decrease of $40.1 million, or 0.8%, from December 31, 2020. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of March 31, 2021 and December 31, 2020.
Table 9
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of March 31, 2021	% of Total	As of December 31, 2020	% of Total
Office, retail, and industrial:
Office	$604,859	12.6	$626,641	13.0
Retail	560,303	11.6	579,700	12.0
Industrial	661,954	13.8	655,427	13.6
Total office, retail, and industrial	1,827,116	38.0	1,861,768	38.6
Multi-family	906,124	18.8	872,813	18.1
Construction	614,021	12.8	612,611	12.7
Other commercial real estate:
Multi-use properties	402,028	8.4	324,291	6.7
Rental properties	267,425	5.6	295,232	6.1
Warehouses and storage	158,610	3.3	173,837	3.6
Hotels	155,532	3.2	156,971	3.3
Service stations and truck stops	103,331	2.1	103,077	2.1
Restaurants	99,380	2.1	104,508	2.2
Recreational	84,030	1.7	87,283	1.8
Other	193,246	4.0	236,777	4.8
Total other commercial real estate	1,463,582	30.4	1,481,976	30.6
Total commercial real estate	$4,810,843	100.0	$4,829,168	100.0
Commercial real estate loans represent 31.7% of total loans, and totaled $4.8 billion at March 31, 2021, decreasing $18.3 million, or 0.4%, from December 31, 2020.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 47% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of March 31, 2021. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 161% and construction loans to total capital was 25% as of March 31, 2021. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.
As a result of the Company's review of its loan portfolio in connection with the pandemic, certain elevated risk segments were identified in the corporate loan portfolio including recreation and entertainment, hotels, and restaurants, which are included in commercial and industrial loans in addition to commercial real estate loans detailed above. As of March 31, 2021, these elevated risk segments totaled $459 million, 3.2% of our granular and diverse total loan portfolio, excluding PPP loans.
PPP Loans
The Company began originating PPP loans during the second quarter of 2020 as a part of the SBA's program established by the CARES Act. These loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met.
Consumer Loans
Consumer loans represented 28.7% of total loans, and totaled $4.4 billion at March 31, 2021, an increase of $166.8 million, or 4.0%, from December 31, 2020. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of the Company's review of its loan portfolio in connection with the pandemic, unsecured installment loans were identified as an elevated risk segment in the consumer loan portfolio, which totaled approximately $221 million and was 1.5% of our total loan portfolio, excluding PPP loans, as of March 31, 2021. These loans are high credit quality, geographically dispersed, high-yielding, have average loan sizes of less than $9,000, and do not include any sub-prime loans, which reduces our risk exposure.
Allowance for Credit Losses
Methodology for the Allowance for Credit Losses
On January 1, 2020, the Company adopted current expected credit losses ("CECL"), which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering an entity's current estimate of all expected credit losses. Prior to the adoption of CECL, the allowance for credit losses was estimated using an incurred loss model based on historical loss experience. The adoption of CECL impacted both the level of allowance for credit loss reserves as well as other asset quality metrics due to the change in accounting for acquired PCD loans. As a result, certain metrics are presented excluding PCD loans to provide comparability to prior periods.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the allowance for credit losses is an appropriate estimate of current expected credit losses in the existing loan portfolio as of March 31, 2021.
The accounting policy for the allowance for credit losses is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 10
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Change in allowance for credit losses
Beginning balance	$247,042	$246,873	$247,677	$226,701	$109,222
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	75,757
Allowance established for acquired PCD loans	—	1	(1,188)	1,250	14,304
Loan charge-offs:
Commercial, industrial, and agricultural	2,841	7,279	6,853	5,673	7,066
Office, retail, and industrial	4,477	1,706	1,344	3,092	338
Multi-family	—	19	—	9	10
Construction	—	140	4,889	798	1,808
Other commercial real estate	486	1,006	1,823	31	308
Consumer	3,513	2,977	2,629	4,631	4,400
Total loan charge-offs	11,317	13,127	17,538	14,234	13,930
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	738	1,964	1,118	820	1,159
Office, retail, and industrial	100	5	5	6	9
Multi-family	5	—	—	—	5
Construction	—	—	—	—	—
Other commercial real estate	115	90	70	12	144
Consumer	603	529	602	473	499
Total recoveries of loan charge-offs	1,561	2,588	1,795	1,311	1,816
Net loan charge-offs	9,756	10,539	15,743	12,923	12,114
Provision for loan losses	6,098	10,507	15,927	32,649	39,532
Increase in allowance for unfunded commitments	—	200	200	—	—
Ending balance	$243,384	$247,042	$246,873	$247,677	$226,701
Total net loan charge-offs, excluding PCD loans	$7,649	$4,051	$8,820	$9,090	$10,394
Allowance for credit losses
Allowance for loan losses	$235,359	$239,017	$239,048	$240,052	$219,948
Allowance for unfunded commitments	8,025	8,025	7,825	7,625	6,753
Total allowance for credit losses	$243,384	$247,042	$246,873	$247,677	$226,701
Allowance for credit losses to loans	1.60%	1.67%	1.68%	1.66%	1.62%
Allowance for credit losses to loans, excluding PPP loans(2)	1.73%	1.77%	1.83%	1.80%	1.62%
Allowance for credit losses to non-accrual loans	153.67%	173.33%	171.95%	177.98%	154.64%
Net loan charge-offs to average loans, annualized	0.26%	0.29%	0.42%	0.36%	0.37%
Net loan charge-offs to average loans, excluding PCD and PPP loans, annualized(2)	0.22%	0.12%	0.26%	0.27%	0.32%
(1)As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.
(2)This ratio excludes PPP loans that are fully guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

Activity in the Allowance for Credit Losses
The allowance for credit losses was $243.4 million or 1.60% of total loans as of March 31, 2021, decreasing $3.7 million and increasing $16.7 million compared to December 31, 2020 and March 31, 2020, respectively. Excluding the impact of PPP loans, allowance for credit losses to total loans was 1.73% as of March 31, 2021, compared to 1.77% and 1.62% as of December 31, 2020 and March 31, 2020, respectively. The decrease from December 31, 2020 reflects net charge-offs on PCD loans that previously had an allowance for credit losses ("ACL") established upon acquisition and the increase compared to March 31, 2020 is due to additional ACL established in 2020 as a result of the pandemic.
Net loan charge-offs to average loans, annualized, was 0.26%, or $9.8 million, for the first quarter of 2021, compared to 0.29% and 0.37% for the fourth and first quarters of 2020. Excluding charge-offs on PCD loans, net loan charge-offs to average loans was 0.22% for the first quarter of 2021 compared to 0.12% and 0.32% for the fourth and first quarters of 2020, respectively.

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
Table 11
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of March 31, 2021
Commercial and industrial	$4,478,316	$3,649	$1,667	$62,685	$4,546,317
Agricultural	347,199	—	—	8,684	355,883
Commercial real estate:
Office, retail, and industrial	1,777,929	17,998	1,277	29,912	1,827,116
Multi-family	901,334	286	—	4,504	906,124
Construction	609,040	—	—	4,981	614,021
Other commercial real estate	1,434,173	3,321	724	25,364	1,463,582
Total commercial real estate	4,722,476	21,605	2,001	64,761	4,810,843
Total corporate loans, excluding PPP loans	9,547,991	25,254	3,668	136,130	9,713,043
PPP loans	1,109,442	—	—	—	1,109,442
Total corporate loans	10,657,433	25,254	3,668	136,130	10,822,485
Home equity	675,935	2,759	794	10,542	690,030
1-4 family mortgages	3,172,960	2,394	—	11,712	3,187,066
Installment	482,487	566	892	—	483,945
Total consumer loans	4,331,382	5,719	1,686	22,254	4,361,041
Total loans	$14,988,815	$30,973	$5,354	$158,384	$15,183,526
As of December 31, 2020
Commercial and industrial	$4,525,542	$9,156	$591	$42,965	$4,578,254
Agricultural	353,319	—	—	10,719	364,038
Commercial real estate:
Office, retail, and industrial	1,825,424	1,863	257	34,224	1,861,768
Multi-family	867,815	2,510	—	2,488	872,813
Construction	606,566	—	1,065	4,980	612,611
Other commercial real estate	1,441,716	14,002	434	25,824	1,481,976
Total commercial real estate	4,741,521	18,375	1,756	67,516	4,829,168
Total corporate loans, excluding PPP loans	9,620,382	27,531	2,347	121,200	9,771,460
PPP loans	785,563	—	—	—	785,563
Total corporate loans	10,405,945	27,531	2,347	121,200	10,557,023
Home equity	745,113	4,861	956	10,795	761,725
1-4 family mortgages	3,007,767	4,001	115	10,530	3,022,413
Installment	404,831	4,263	977	—	410,071
Total consumer loans	4,157,711	13,125	2,048	21,325	4,194,209
Total loans	$14,563,656	$40,656	$4,395	$142,525	$14,751,232

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 12
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Non-accrual loans, excluding PCD loans(1)	$128,650	$109,957	$103,582	$94,044	$97,649
Non-accrual PCD loans	29,734	32,568	39,990	45,116	48,950
Total non-accrual loans	158,384	142,525	143,572	139,160	146,599
90 days or more past due loans, still accruing interest	5,354	4,395	3,781	3,241	5,052
Total non-performing loans	163,738	146,920	147,353	142,401	151,651
Accruing TDRs	798	813	841	1,201	1,216
Foreclosed assets(2)	13,228	16,671	15,299	19,024	21,027
Total non-performing assets	$177,764	$164,404	$163,493	$162,626	$173,894
30-89 days past due loans	$30,973	$40,656	$21,551	$36,342	$81,127
Non-accrual loans to total loans:
Non-accrual loans to total loans	1.04%	0.97%	0.98%	0.93%	1.05%
Non-accrual loans to total loans, excluding PPP loans(1)(3)	1.13%	1.02%	1.07%	1.01%	1.05%
Non-accrual loans to total loans, excluding PCD and PPP loans(1)(3)	0.93%	0.80%	0.78%	0.70%	0.71%
Non-performing loans to total loans:
NPLs to total loans	1.08%	1.00%	1.01%	0.95%	1.09%
NPLs to total loans, excluding PPP loans(1)(3)	1.16%	1.05%	1.10%	1.04%	1.09%
NPLs to total loans, excluding PCD and PPP loans(1)(3)	0.97%	0.83%	0.81%	0.72%	0.75%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	1.17%	1.11%	1.11%	1.09%	1.24%
NPAs to total loans plus foreclosed assets, excluding PPP loans(1)(3)	1.26%	1.18%	1.21%	1.18%	1.24%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	1.07%	0.96%	0.93%	0.87%	0.91%
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
(3)This ratio excludes PPP loans that are fully guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Total NPAs represented 1.17% of total loans and foreclosed assets at March 31, 2021, compared to 1.11% and 1.24% at December 31, 2020 and March 31, 2020, respectively. Excluding the impact of PCD and PPP loans, NPAs to total loans plus foreclosed assets was 1.07% at March 31, 2021 compared to 0.96% at December 31, 2020 and 0.91% at March 31, 2020, reflective of normal fluctuations that occur on a quarterly basis.

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
Table 13
TDRs by Type
(Dollar amounts in thousands)

	As of
	March 31, 2021		December 31, 2020		March 31, 2020
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	4	$7,518	6	$8,859	9	$13,128
Commercial real estate:
Office, retail, and industrial	—	—	1	2,340	2	4,410
Multi-family	1	156	1	160	1	161
Other commercial real estate	2	174	2	184	1	167
Total commercial real estate	3	330	4	2,684	4	4,738
Total corporate loans	7	7,848	10	11,543	13	17,866
Home equity	5	144	5	147	9	389
1-4 family mortgages	8	817	8	826	9	878
Installment	—	—	—	—	—	—
Total consumer loans	13	961	13	973	18	1,267
Total TDRs	20	$8,809	23	$12,516	31	$19,133
Accruing TDRs	9	$798	9	$813	12	$1,216
Non-accrual TDRs	11	8,011	14	11,703	19	17,917
Total TDRs	20	$8,809	23	$12,516	31	$19,133
Year-to-date charge-offs on TDRs		$1,027		$7,247		$2,873
Specific allowances related to TDRs		257		140		1,937
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of March 31, 2021, the Company has eligible modifications with outstanding balances totaling $70.1 million.

Performing Loans Classified as Substandard and Special Mention
Performing loans classified as substandard and special mention excludes accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 14
Performing Loans Classified as Substandard and Special Mention
(Dollar amounts in thousands)

	As of March 31, 2021			As of December 31, 2020
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$152,620	$162,500	$315,120	$225,943	$152,158	$378,101
Agricultural	19,626	6,801	26,427	21,034	12,676	33,710
Commercial real estate	183,317	173,299	356,616	162,106	192,385	354,491
Total performing loans classified as substandard and special mention(5)	$355,563	$342,600	$698,163	$409,083	$357,219	$766,302
PCD performing loans classified as substandard and special mention	$32,338	$40,594	$72,932	$40,165	$38,020	$78,185
Performing loans classified as substandard and special mention to corporate loans	3.28%	3.17%	6.45%	3.88%	3.38%	7.26%
Performing loans classified as substandard and special mention to corporate loans, excluding PPP loans(4)(5)	3.66%	3.53%	7.19%	4.19%	3.65%	7.84%
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
(4)This ratio excludes PPP loans that are guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans.
(5)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Performing loans classified as substandard and special mention to corporate loans was $698 million at March 31, 2021 compared to $766 million at December 31, 2020. The decrease was due primarily to the payoff of certain corporate credits in addition to upgrade and downgrade activity.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 15
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Single-family homes	$109	$191	$1,640
Land parcels:
Raw land	—	—	—
Commercial lots	4,443	4,906	4,253
Single-family lots	1,543	1,543	1,543
Total land parcels	5,986	6,449	5,796
Multi-family units	—	117	117
Commercial properties	178	1,496	2,261
Total OREO	6,273	8,253	9,814
Other foreclosed assets(1)	6,955	8,418	11,213
Total	$13,228	$16,671	$21,027
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
A rollforward of foreclosed assets balances for the quarters ended March 31, 2021 and 2020 is presented in the following table.
Table 16
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2021	2020
Beginning balance	$16,671	$20,458
Transfers from loans	—	121
Acquisitions	—	1,868
Acquisition accounting adjustment	—	(567)
Proceeds from sales	(2,085)	(725)
Gains on sales of foreclosed assets	132	142
Valuation adjustments	(1,490)	(270)
Ending balance	$13,228	$21,027

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			March 31, 2021 % Change From
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Demand deposits	$5,917,978	$5,753,600	$3,884,015	2.9	52.4
Savings deposits	2,573,495	2,436,930	2,069,163	5.6	24.4
NOW accounts	2,802,568	2,774,989	2,273,156	1.0	23.3
Money market accounts	3,008,597	2,923,881	2,227,707	2.9	35.1
Core deposits	14,302,638	13,889,400	10,454,041	3.0	36.8
Time deposits	1,978,986	2,035,847	2,626,405	(2.8)	(24.7)
Brokered deposits	—	11,413	306,061	N/M	(100.0)
Total time deposits	1,978,986	2,047,260	2,932,466	(3.3)	(32.5)
Total deposits	16,281,624	15,936,660	13,386,507	2.2	21.6
Securities sold under agreements to repurchase	143,199	137,421	104,389	4.2	37.2
Federal funds purchased	—	—	258,300	N/M	N/M
FHLB advances	1,186,195	1,524,311	1,645,011	(22.2)	(27.9)
Total borrowed funds	1,329,394	1,661,732	2,007,700	(20.0)	(33.8)
Senior and subordinated debt	234,873	234,669	234,053	0.1	0.4
Total funding sources	$17,845,891	$17,833,061	$15,628,260	0.1	14.2
Average interest rate paid on borrowed funds	0.95%	1.00%	1.17%
Weighted-average maturity of FHLB advances	99.0 months	78.9 months	54.5 months
Weighted-average interest rate of FHLB advances	1.06%	0.92%	0.85%
Total average funding sources for the first quarter of 2021 was consistent with the fourth quarter of 2020 and increased $2.2 billion, or 14.2%, compared to the first quarter of 2020. The increase compared to the first quarter of 2020 was driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, as well as deposits assumed in the Park Bank transaction, partially offset by a decrease in FHLB advances.
As of March 31, 2021, the Company had $8.3 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $4.8 billion of the additional funding comprised of $2.1 billion of unencumbered securities and cash, $868.9 million of Federal Reserve availability, and $1.9 billion of available FHLB capacity. In addition, the Company has the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund certain demand for PPP loans. As of March 31, 2021 no amount was outstanding under the PPPLF.

Table 18
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2021		March 31, 2020
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$141,209	0.06	$127,682	0.07
Federal funds purchased	—	—	245,000	0.20
FHLB advances	1,154,528	1.06	2,275,528	0.85
Total borrowed funds	$1,295,737	0.95	$2,648,210	0.73
Average for the year-to-date period:
Securities sold under agreements to repurchase	$143,199	0.07	$104,389	0.08
Federal funds purchased	—	—	258,300	1.34
FHLB advances	1,186,195	1.05	1,645,011	1.21
Total borrowed funds	$1,329,394	0.95	$2,007,700	1.17
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$158,220		$133,329
Federal funds purchased	—		400,000
FHLB advances	1,404,528		2,275,528
Average borrowed funds totaled $1.3 billion for the first quarter of 2021, decreasing by $678.3 million compared to the same period in 2020. This decrease was due primarily to lower levels of FHLB advances and federal funds purchased. The weighted-average rate on borrowed funds for the first quarter of 2020 was impacted by the hedging of $920.0 million of borrowed funds as of March 31, 2020, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.26% as of March 31, 2020. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of March 31, 2021, no amount was outstanding under the facility.
We make interchangeable use of repurchase agreements, FHLB advances, and federal funds purchased to supplement deposits. Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date.
MANAGEMENT OF CAPITAL
Capital Measurements
A strong capital structure is required under applicable banking regulations and is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. The Company and the Bank are subject to the Basel III Capital rules, a comprehensive capital framework for U.S. banking organizations published by the Federal Reserve. These rules are discussed in the "Supervision and Regulation" section in Item 1, "Business" in the Company's 2020 Form 10-K.
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank and Company as "well-capitalized" were exceeded as of March 31, 2021 and December 31, 2020.

Table 19
Capital Measurements
(Dollar amounts in thousands)

			As of March 31, 2021
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	March 31, 2021	December 31, 2020
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.59%	11.24%	10.50%	$166,434	10.00%	$242,886
Tier 1 capital to risk-weighted assets	10.55%	10.20%	8.50%	$313,277	8.00%	$389,729
CET1 to risk-weighted assets	10.55%	10.20%	7.00%	$542,633	6.50%	$619,085
Tier 1 capital to average assets	8.10%	7.86%	4.00%	$815,957	5.00%	$616,706
Company regulatory capital ratios
Total capital to risk-weighted assets	14.26%	14.14%	10.50%	$577,814	10.00%	$654,609
Tier 1 capital to risk-weighted assets	11.67%	11.55%	8.50%	$487,258	6.00%	$871,232
CET1 to risk-weighted assets	10.17%	10.05%	7.00%	$487,142	N/A	N/A
Tier 1 capital to average assets	8.96%	8.91%	4.00%	$762,219	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.37%	7.67%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.79%	7.98%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets	7.48%	7.54%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets, excluding PPP loans	7.91%	7.85%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.73%	9.93%	N/A	N/A	N/A	N/A
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
Regulatory capital ratios increased compared to December 31, 2020 as a result of retained earnings and the mix of risk-weighted assets, partially offset by the approximately 10 basis point impact of stock repurchases. The Company elected the five-year CECL transition relief for regulatory capital, which retained approximately 30 basis points of CET1 and Tier 1 capital as of March 31, 2021.
In February 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 30 basis points of CET1 and Tier 1 capital as of March 31, 2021. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accord with GAAP.

The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Stock Repurchase Program
During the first quarter of 2021, the Company announced that it would restart repurchases of its outstanding shares of common stock under its stock repurchase program after suspending repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the quarter ended March 31, 2021.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the first quarter of 2021, which is consistent with the fourth quarter of 2020. This dividend represents the 153rd consecutive cash dividend paid by the Company since its inception in 1983.
NON-GAAP FINANCIAL INFORMATION AND RECONCILIATIONS
The Company's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company's operating performance. These non-GAAP financial measures include earnings per share ("EPS"), adjusted, the efficiency ratio, return on average assets, adjusted, tax-equivalent net interest income (including its individual components), tax-equivalent net interest margin, tax-equivalent net interest margin, adjusted, noninterest expense, adjusted, return on average common equity, adjusted, tangible common equity to tangible assets, tangible common equity, excluding AOCI, to tangible assets, tangible common equity to risk-weighted assets, return on average tangible common equity, return on average tangible common equity, adjusted, non-accrual loans, excluding PCD loans, non-accrual loans to total loans, excluding PPP loans, non-accrual loans to total loans, excluding PCD and PPP loans, non-performing loans to total loans, excluding PPP loans, non-performing loans to total loans, excluding PCD and PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PPP loans, non-performing assets to total loans plus foreclosed assets, excluding PCD and PPP loans, net loan charge-offs, excluding PCD loans, and net loan charge-offs to average loans, excluding PPP loans, net loan charge-offs to average loans, excluding PCD and PPP loans, performing loans classified as substandard and special mention to average corporate loans, excluding PPP loans, and performing loans classified as substandard and special mention to average corporate loans, excluding PCD and PPP loans.
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include optimization costs (first quarter of 2021), acquisition and integration related expenses associated with completed acquisitions (first quarter of 2021 and 2020), and net securities losses (first quarter of 2020). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
The Company presents noninterest expense, adjusted, which excludes acquisition and integration related expenses and optimization costs. Management believes that excluding these items from noninterest expense may be useful in assessing the Company's underlying operational performance as these items either do not pertain to its core business operations or their exclusion may facilitate better comparability between periods and for peer comparison purposes.
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
The Company presents non-accrual loans, non-accrual loans to total loans, non-performing loans to total loans, non-performing assets to total loans plus foreclosed assets, net loan charge-offs, net loan charge-offs to average loans, and performing loans classified as substandard and special mention to average corporate loans, all excluding PCD and/or PPP loans. Management believes excluding PCD and PPP loans is useful as it facilitates better comparability between periods as prior to the adoption of CECL on January 1, 2020, purchased credit impaired ("PCI") loans with an accretable yield were considered current and were not included in past due and non-accrual loan totals and the portion of PCI loans deemed to be uncollectible was recorded as a reduction of the credit-related acquisition adjustment, which was netted within loans. Subsequent to adoption, PCD loans, including those previously classified as PCI, are included in past due and non-accrual loan totals and an allowance for credit losses on PCD loans is established as of the acquisition date and the PCD loans are no longer recorded net of a credit-related acquisition adjustment. PCD loans deemed to be uncollectible are recorded as a charge-off through the allowance for credit losses. The Company began originating PPP loans during the second quarter of 2020 and the loans are fully guaranteed by the SBA and are expected to be forgiven if the applicable criteria are met. Additionally, management believes excluding PCD and PPP loans from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2021	2020
EPS
Net income	$45,023	$19,606
Preferred dividends	(4,034)	—
Net income applicable to non-vested restricted shares	(486)	(192)
Net income applicable to common shares	40,503	19,414
Adjustments to net income:
Optimization costs	1,525	—
Tax effect of optimization costs	(381)	—
Acquisition and integration related expenses	245	5,472
Tax effect of acquisition and integration related expenses	(61)	(1,368)
Net securities losses	—	1,005
Tax effect of net securities losses	—	(251)
Total adjustments to net income, net of tax	1,328	4,858
Net income applicable to common shares, adjusted	$41,831	$24,272
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	113,098	109,922
Dilutive effect of common stock equivalents	773	443
Weighted-average diluted common shares outstanding	113,871	110,365
Basic EPS	$0.36	$0.18
Diluted EPS	$0.36	$0.18
Diluted EPS, adjusted	$0.37	$0.22
Return on Average Assets
Net income	$45,023	$19,606
Total adjustments to net income, net of tax(1)	1,328	4,858
Net income, adjusted	$46,351	$24,464
Average assets	$20,919,040	$18,404,821
Return on average assets(2)(3)	0.87%	0.43%
Return on average assets, adjusted(1)(2)(3)	0.90%	0.53%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2021	2020
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$40,503	19,414
Intangibles amortization	2,807	2,770
Tax effect of intangibles amortization	(702)	(693)
Net income applicable to common shares, excluding intangibles amortization	42,608	21,491
Total adjustments to net income, net of tax(1)	1,328	4,858
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$43,936	$26,349
Average stockholders' common equity	$2,453,253	$2,415,157
Less: average intangible assets	(931,322)	(887,600)
Average tangible common equity	$1,521,931	$1,527,557
Return on average common equity(2)(3)	6.70%	3.23%
Return on average common equity, adjusted(1)(2)(3)	6.92%	4.04%
Return on average tangible common equity(2)(3)	11.35%	5.66%
Return on average tangible common equity, adjusted(1)(2)(3)	11.71%	6.94%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended March 31,
	2021	2020
Efficiency Ratio Calculation
Noninterest expense	$118,425	$117,331
Less:
Net OREO expense	(589)	(420)
Optimization costs	(1,525)	—
Acquisition and integration related expenses	(245)	(5,472)
Total	$116,066	$111,439
Tax-equivalent net interest income(2)	$142,098	$144,728
Noninterest income	45,803	39,362
Less:
Net securities losses	—	1,005
Total	$187,901	$185,095
Efficiency ratio	61.77%	60.21%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	March 31, 2021	December 31, 2020
Tangible Common Equity
Stockholders' equity	$2,422,815	$2,459,506
Less: goodwill and other intangible assets	(928,974)	(932,764)
Tangible common equity	1,493,841	1,526,742
Less: AOCI	22,096	(26,379)
Tangible common equity, excluding AOCI	$1,515,937	$1,500,363
Total assets	$21,208,591	$20,838,678
Less: goodwill and other intangible assets	(928,974)	(932,764)
Tangible assets	20,279,617	19,905,914
Less: PPP loans	(1,109,442)	(785,563)
Tangible assets	$19,170,175	$19,120,351
Risk-weighted assets	$15,358,954	$15,380,240
Tangible common equity to tangible assets	7.37%	7.67%
Tangible common equity to tangible assets, excluding PPP loans	7.79%	7.98%
Tangible common equity, excluding AOCI, to tangible assets	7.48%	7.54%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.91%	7.85%
Tangible common equity to risk-weighted assets	9.73%	9.93%

Footnotes for non-GAAP reconciliations
(1)Adjustments to net income for each period presented are detailed in the EPS non-GAAP reconciliation above.
(2)Presented on a tax-equivalent basis, assuming the federal income tax rate of 21%.
(3)Annualized based on the actual number of days for each period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in our 2020 10-K.
We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset-Liability Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income simulation modeling to analyze and capture exposure of earnings to changes in interest rates.
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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 52% of the loan portfolio consisted of fixed rate loans and 48% were floating rate loans as of March 31, 2021, compared to 50% and 50% at December 31, 2020. See Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of March 31, 2021, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 81% of the total compared to 19% for floating rate interest-bearing deposits in other banks, compared to 78% of the total compared to 22% for the floating rate interest-bearing deposits in other banks at December 31, 2020. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $1.3 billion, or 19%, of the floating rate loan portfolio as of March 31, 2021 and 15% of December 31, 2020. On the liability side of the balance sheet, 88% and 87% of deposits as of March 31, 2021 and December 31, 2020 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of March 31, 2021
Dollar change	$114,024	$75,486	$36,064	$(17,292)
Percent change	20.0%	13.2%	6.3%	(3.0)%
As of December 31, 2020
Dollar change	$119,586	$80,601	$39,751	$(15,398)
Percent change	21.3%	14.4%	7.1%	(2.7)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of March 31, 2021 would increase net interest income by $36.1 million, or 6.3%, over the next twelve months compared to no change in interest rates. This same measure was $39.8 million, or 7.1%, as of December 31, 2020.
Overall, interest rate risk volatility as of March 31, 2021 compared to December 31, 2020 was lower due to an increase in the mix of fixed rate loans, loans with active interest rate floors, and balance sheet liquidity, as well as reduced funding needs.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At March 31, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS
A discussion of certain risks and uncertainties faced by the Company is provided in the section entitled "Risk Factors" in the Company's 2020 10-K. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, the 2020 10-K, and the Company's other filings made with the SEC, as well as in other sections of such reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the first quarter of 2021. On February 26, 2020, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding shares of common stock through December 31, 2021. The Company repurchased $14.9 million during the first quarter of 2021.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2021	—	$—	—	$188,458,427
February 1 - February 28, 2021	401,956	19.36	275,000	183,030,093
March 1 - March 31, 2021	447,742	21.60	440,000	173,529,294
Total	849,698	$20.54	715,000

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
Date: May 4, 2021
* Duly authorized to sign on behalf of the registrant.