Form 10-Q
period 2021-06-30
FIRST MIDWEST BANCORP INC
filed 2021-08-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 001-39320
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of July 30, 2021, there were 114,298,897 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2021	December 31, 2020
Assets			(Unaudited)
Cash and due from banks			$232,989	$196,364
Interest-bearing deposits in other banks			1,312,412	920,880
Equity securities, at fair value			112,977	76,404
Securities available-for-sale, at fair value			3,156,194	3,096,408
Securities held-to-maturity, at amortized cost, net			11,593	12,071
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			106,890	117,420
Loans			15,035,219	14,751,232
Allowance for loan losses			(214,601)	(239,017)
Net loans			14,820,618	14,512,215
Other real estate owned ("OREO")			5,289	8,253
Premises, furniture, and equipment, net			125,837	132,045
Investment in bank-owned life insurance ("BOLI")			300,537	301,101
Goodwill and other intangible assets			926,176	932,764
Accrued interest receivable and other assets			513,912	532,753
Total assets			$21,625,424	$20,838,678
Liabilities
Noninterest-bearing deposits			$6,187,478	$5,797,899
Interest-bearing deposits			10,845,405	10,214,565
Total deposits			17,032,883	16,012,464
Borrowed funds			1,299,424	1,546,414
Senior and subordinated debt			235,178	234,768
Accrued interest payable and other liabilities			353,791	355,026
Total liabilities			18,921,276	18,148,672
Stockholders' Equity
Preferred stock			230,500	230,500
Common stock			1,254	1,254
Additional paid-in capital			1,269,192	1,275,492
Retained earnings			1,444,625	1,388,525
Accumulated other comprehensive income (loss), net of tax			(5,941)	26,379
Treasury stock, at cost			(235,482)	(232,144)
Total stockholders' equity			2,704,148	2,690,006
Total liabilities and stockholders' equity			$21,625,424	$20,838,678

	June 30, 2021		December 31, 2020
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,376	231	125,367
Shares outstanding	231	114,177	231	114,296
Treasury shares	—	11,199	—	11,071

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Loans	$136,104	$140,819	$269,878	$288,605
Investment securities	16,217	20,386	31,924	40,624
Other short-term investments	1,679	839	3,348	3,042
Total interest income	154,000	162,044	305,150	332,271
Interest Expense
Deposits	3,131	10,077	6,588	27,194
Borrowed funds	3,112	3,156	6,219	8,997
Senior and subordinated debt	3,469	3,577	6,940	7,271
Total interest expense	9,712	16,810	19,747	43,462
Net interest income	144,288	145,234	285,403	288,809
Provision for loan losses	—	32,649	6,098	72,181
Net interest income after provision for loan losses	144,288	112,585	279,305	216,628
Noninterest Income
Wealth management fees	14,555	11,942	28,704	24,303
Service charges on deposit accounts	10,778	9,125	20,758	20,906
Mortgage banking income	6,749	3,477	16,936	5,265
Card-based fees	4,764	3,180	9,320	7,148
Capital market products income	1,954	694	4,043	5,416
Other service charges, commissions, and fees	2,823	2,078	5,584	4,760
Net securities losses	—	—	—	(1,005)
Other income	4,647	2,495	6,728	5,560
Total noninterest income	46,270	32,991	92,073	72,353
Noninterest Expense
Salaries and employee benefits	64,211	63,672	130,612	126,531
Net occupancy and equipment expense	13,654	15,116	28,406	29,343
Technology and related costs	10,453	9,853	20,737	18,401
Professional services	7,568	8,880	15,627	19,270
Net OREO expense	160	126	749	546
Other expenses	17,569	17,434	34,139	32,849
Acquisition and integration related expenses	7,773	5,249	8,018	10,721
Optimization costs	31	—	1,556	—
Total noninterest expense	121,419	120,330	239,844	237,661
Income before income tax expense	69,139	25,246	131,534	51,320
Income tax expense	18,018	6,182	35,390	12,650
Net income	$51,121	$19,064	$96,144	$38,670
Preferred dividends	(4,034)	(1,037)	(8,068)	(1,037)
Net income applicable to unvested restricted shares	(521)	(187)	(1,007)	(379)
Net income applicable to common shareholders	$46,566	$17,840	$87,069	$37,254

Per Common Share Data
Basic earnings per common share	$0.41	$0.16	$0.77	$0.33
Diluted earnings per common share	$0.41	$0.16	$0.77	$0.33
Dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Weighted-average common shares outstanding	112,865	113,145	112,980	111,533
Weighted-average diluted common shares outstanding	113,640	113,336	113,737	111,872

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,121	$19,064	$96,144	$38,670
Securities Available-for-Sale
Unrealized holding gains (losses):
Before tax	24,603	(1,719)	(40,542)	60,835
Tax effect	(6,793)	381	11,180	(16,916)
Net of tax	17,810	(1,338)	(29,362)	43,919
Reclassification of net losses included in net income:
Before tax	—	—	—	(1,005)
Tax effect	—	—	—	282
Net of tax	—	—	—	(723)
Net unrealized holding gains (losses)	17,810	(1,338)	(29,362)	43,196
Derivative Instruments
Unrealized holding losses:
Before tax	(2,287)	(7,300)	(4,082)	(17,340)
Tax effect	632	2,042	1,124	4,825
Net of tax	(1,655)	(5,258)	(2,958)	(12,515)
Total other comprehensive income (loss)	16,155	(6,596)	(32,320)	30,681
Total comprehensive income (loss)	$67,276	$12,468	$63,824	$69,351

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	43,196	(12,515)	—	30,681
Balance at June 30, 2020	$59,004	$(11,696)	$(18,581)	$28,727
Balance at December 31, 2020	$38,328	$10,179	$(22,128)	$26,379
Other comprehensive loss	(29,362)	(2,958)	—	(32,320)
Balance at June 30, 2021	$8,966	$7,221	$(22,128)	$(5,941)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended June 30, 2020
Beginning balance	114,213	$—	$1,253	$1,274,935	$1,357,395	$35,323	$(233,199)	$2,435,707
Net income	—	—	—	—	19,064	—	—	19,064
Other comprehensive loss	—	—	—	—	—	(6,596)	—	(6,596)
Preferred dividends	—	—	—	—	(1,037)	—	—	(1,037)
Common dividends declared ($0.14 per common share)	—	—	—	—	(16,015)	—	—	(16,015)
Preferred stock issued	—	230,500	—	(9,188)	—	—	—	221,312
Common stock issued	6	—	—	79	—	—	—	79
Restricted stock activity	64	—	—	(912)	—	—	943	31
Treasury stock issued to benefit plans	(7)	—	—	(22)	—	—	(67)	(89)
Share-based compensation expense	—	—	—	3,755	—	—	—	3,755
Balance at June 30, 2020	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211
Quarter Ended June 30, 2021
Beginning balance	114,196	$230,500	$1,254	$1,265,156	$1,413,517	$(22,096)	$(235,016)	$2,653,315
Net income	—	—	—	—	51,121	—	—	51,121
Other comprehensive income	—	—	—	—	—	16,155	—	16,155
Preferred dividends	—	—	—	—	(4,034)	—	—	(4,034)
Common dividends declared ($0.14 per common share)	—	—	—	—	(15,979)	—	—	(15,979)
Repurchases of common stock	—	—	—	—	—	—	—	—
Common stock issued	4	—	—	83	—	—	—	83
Restricted stock activity	(22)	—	—	347	—	—	(452)	(105)
Treasury stock issued to benefit plans	(1)	—	—	(2)	—	—	(14)	(16)
Share-based compensation expense	—	—	—	3,608	—	—	—	3,608
Balance at June 30, 2021	114,177	$230,500	$1,254	$1,269,192	$1,444,625	$(5,941)	$(235,482)	$2,704,148

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2020
Beginning balance	109,972	$—	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	—	38,670	—	—	38,670
Other comprehensive income	—	—	—	—	—	30,681	—	30,681
Preferred dividends	—	—	—	—	(1,037)			(1,037)
Common dividends declared ($0.28 per common share)	—	—	—	—	(32,017)	—	—	(32,017)
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Acquisitions, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Preferred stock issued	—	230,500	—	(9,188)	—	—	—	221,312
Common stock issued	43	—	—	251	—	—	679	930
Restricted stock activity	513	—	—	(13,180)	—	—	10,045	(3,135)
Treasury stock issued to benefit plans	(11)	—	—	(21)	—	—	(147)	(168)
Share-based compensation expense	—	—	—	7,677	—	—	—	7,677
Balance at June 30, 2020	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211
Six Months Ended June 30, 2021
Beginning balance	114,296	$230,500	$1,254	$1,275,492	$1,388,525	$26,379	$(232,144)	$2,690,006
Net income	—	—	—	—	96,144	—		96,144
Other comprehensive loss	—	—	—	—	—	(32,320)	—	(32,320)
Preferred dividends	—	—	—	—	(8,068)	—	—	(8,068)
Common dividends declared ($0.28 per common share)	—	—	—	—	(31,976)	—	—	(31,976)
Repurchases of common stock	(715)	—		—		—	(14,929)	(14,929)
Common stock issued	69	—	—	56	—	—	1,043	1,099
Restricted stock activity	526	—	—	(14,534)	—	—	10,532	(4,002)
Treasury stock issued to benefit plans	1	—	—	21	—	—	16	37
Share-based compensation expense	—	—	—	8,157	—	—	—	8,157
Balance at June 30, 2021	114,177	$230,500	$1,254	$1,269,192	$1,444,625	$(5,941)	$(235,482)	$2,704,148

(1)As a result of accounting guidance adopted in the first quarter of 2020, a portion of the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$96,144	$38,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,098	72,181
Depreciation of premises, furniture, and equipment	7,529	8,397
Net amortization of premium on securities	10,243	10,914
Net securities losses	—	1,005
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(16,444)	(7,230)
Net losses on sales and valuation adjustments of OREO	67	128
Amortization of the FDIC indemnification asset	—	892
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(731)	213
BOLI income	(3,481)	(3,798)
Share-based compensation expense	8,157	7,677
Tax benefit related to share-based compensation	196	148
Amortization of other intangible assets	5,605	5,590
Originations of mortgage loans held-for-sale	(468,530)	(297,019)
Proceeds from sales of mortgage loans held-for-sale	508,076	292,410
Net increase in equity securities	(36,573)	(1,818)
Net decrease (increase) in accrued interest receivable and other assets	2,347	(124,850)
Net (decrease) increase in accrued interest payables and other liabilities	(642)	12,871
Net cash provided by operating activities	118,061	16,381
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	561,493	497,430
Proceeds from sales of securities available-for-sale	—	39,095
Purchases of securities available-for-sale	(672,064)	(914,234)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	478	2,467
Purchases of securities held-to-maturity	—	(18)
Net purchases of FHLB stock	10,530	(33,103)
Net increase in loans	(312,149)	(1,360,147)
Premiums paid on BOLI, net of proceeds from claims	4,045	2,997
Proceeds from sales of OREO	2,897	230
Proceeds from sales of premises, furniture, and equipment	2,757	—
Purchases of premises, furniture, and equipment	(3,347)	(4,647)
Net cash received from acquisition	—	142,282
Net cash used in investing activities	(405,360)	(1,627,648)
Financing Activities
Net increase in deposit accounts	1,020,419	1,456,302
Net (decrease) increase in borrowed funds	(246,990)	634,905
Net proceeds from the issuance of preferred stock	—	221,312
Repurchases of common stock	(14,929)	(22,557)
Cash dividends paid	(40,085)	(32,480)
Restricted stock activity	(2,959)	(3,135)
Net cash provided by financing activities	715,456	2,254,347
Net increase in cash and cash equivalents	428,157	643,080
Cash and cash equivalents at beginning of period	1,117,244	299,221
Cash and cash equivalents at end of period	$1,545,401	$942,301

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$19,225	$587
Interest paid to depositors and creditors	20,000	46,331
Dividends declared, but unpaid	15,821	15,857
Stock issued for acquisitions, net of issuance costs	—	71,883
Non-cash transfers of loans to OREO	—	121
Non-cash transfers of loans held-for-investment to loans held-for-sale	(14,157)	2,193

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

3. ACQUISITIONS
Pending Merger of Equals
On June 1, 2021, the Company and Old National Bancorp ("Old National"), the holding company for Old National Bank, jointly announced they have entered into a definitive merger agreement to combine in an all-stock merger of equals transaction to create a premier Midwestern bank with approximately $45 billion in combined assets. The merger agreement, which has been unanimously approved by the boards of directors of both companies, provides for a fixed exchange ratio whereby holders of Company common stock will receive 1.1336 shares of Old National common stock for each share of Company common stock they own, other than certain shares held by the Company or Old National. In addition, the merger agreement provides that holders of Company depositary shares representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A or Series C, will receive an equal amount of Old National depositary shares each representing a 1/40th interest in a share of a corresponding new series of Old National preferred stock having terms that are not materially less favorable than the Company preferred stock. The headquarters of the surviving corporation and the main office of the surviving bank will be located in Evansville, Indiana and the name of the surviving corporation and surviving bank will be Old National Bancorp and Old National Bank, respectively. The Commercial Banking and Consumer Banking operations of the surviving bank will be headquartered in Chicago, Illinois. Michael Scudder, Chairman and Chief Executive Officer ("CEO") of the Company, will serve as the Executive Chairman, and Jim Ryan, Chairman and CEO of Old National Bancorp, will maintain his role as CEO. As of the date of announcement, the overall transaction market value was approximately $6.5 billion. The transaction is subject to customary regulatory and shareholder approvals and the completion of various closing conditions and is anticipated to close in late 2021 or early 2022. The Company will hold a special meeting of its stockholders to vote on the merger on September 15, 2021.
Completed Acquisition
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
$1,150,905
Expenses related to the acquisition and integration of completed and pending transactions are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. For the quarter and six months ended June 30, 2021, these expenses totaled $7.8 million and $8.0 million, respectively, and, for the same periods in 2020, these expenses totaled $5.2 million and $10.7 million, respectively.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$1,000	$3	$—	$1,003	$12,001	$50	$—	$12,051
U.S. agency securities	612,173	1,996	(15,372)	598,797	654,321	3,129	(4,976)	652,474
Collateralized mortgage obligations ("CMOs")	1,336,291	16,936	(13,601)	1,339,626	1,415,312	27,529	(4,323)	1,438,518
Other mortgage-backed securities ("MBSs")	808,967	9,762	(4,368)	814,361	566,830	14,650	(640)	580,840
Municipal securities	212,308	9,822	(229)	221,901	224,446	11,573	(4)	236,015
Corporate debt securities	173,069	7,451	(14)	180,506	170,570	6,210	(270)	176,510
Total securities available-for-sale	$3,143,808	$45,970	$(33,584)	$3,156,194	$3,043,480	$63,141	$(10,213)	$3,096,408
Securities Held-to-Maturity
Municipal securities	$11,593	$—	$(468)	$11,125	$12,291	$—	$(385)	$11,906
Allowance for securities held-to- maturity	(220)			$(220)	(220)			$(220)
Total securities held-to-maturity, net	$11,373	$—	$(468)	$10,905	$12,071	$—	$(385)	$11,686
Equity Securities				$112,977				$76,404
Accrued interest receivable on the securities portfolio totaled $11.1 million and $11.9 million as of June 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of June 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$94,281	$94,626	$1,971	$1,891
After one year to five years	176,306	176,952	4,335	4,160
After five years to ten years	727,963	730,629	2,658	2,551
After ten years	—	—	2,629	2,523
Securities that do not have a single contractual maturity date	2,145,258	2,153,987	—	—
Total	$3,143,808	$3,156,194	$11,593	$11,125
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $1.9 billion as of June 30, 2021 and $1.6 billion as of December 31, 2020. No securities held-to-maturity were pledged as of June 30, 2021 or December 31, 2020.
There were no realized gains (losses) on securities available-for-sale for the quarters ended June 30, 2021 and 2020. There were $1.0 million of realized losses for the six months ended June 30, 2020.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2021 and December 31, 2020.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2021
Securities Available-for-Sale
U.S. agency securities	64	$376,464	$13,721	$51,780	$1,651	$428,244	$15,372
CMOs	150	568,946	12,450	26,307	1,151	595,253	13,601
MBSs	62	265,493	3,739	31,417	629	296,910	4,368
Municipal securities	12	10,929	229	—	—	10,929	229
Corporate debt securities	1	—	—	3,212	14	3,212	14
Total	289	$1,221,832	$30,139	$112,716	$3,445	$1,334,548	$33,584
As of December 31, 2020
Securities Available-for-Sale
U.S. agency securities	48	$253,841	$4,764	$14,932	$212	$268,773	$4,976
CMOs	104	349,853	3,205	86,618	1,118	436,471	4,323
MBSs	19	69,838	550	12,307	90	82,145	640
Municipal securities	4	1,012	4	—	—	1,012	4
Corporate debt securities	3	8,100	105	9,513	165	17,613	270
Total	178	$682,644	$8,628	$123,370	$1,585	$806,014	$10,213
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of June 30, 2021 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	June 30, 2021	December 31, 2020
Commercial and industrial	$4,608,148	$4,578,254
Agricultural	342,834	364,038
Commercial real estate:
Office, retail, and industrial	1,807,428	1,861,768
Multi-family	1,012,722	872,813
Construction	577,338	612,611
Other commercial real estate	1,461,370	1,481,976
Total commercial real estate	4,858,858	4,829,168
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	9,809,840	9,771,460
PPP loans	705,915	785,563
Total corporate loans	10,515,755	10,557,023
Home equity	629,367	761,725
1-4 family mortgages	3,287,773	3,022,413
Installment	602,324	410,071
Total consumer loans	4,519,464	4,194,209
Total loans	$15,035,219	$14,751,232
Deferred loan fees included in total loans	$8,812	$9,696
Overdrawn demand deposits included in total loans	9,582	8,444
Accrued interest receivable on the loan portfolio totaled $51.8 million and $56.7 million as of June 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Loan Sales
The following table presents loan sales and purchases for the quarters and six months ended June 30, 2021 and 2020.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate loan sales
Proceeds from sales	$291	$295	$17,227	$4,598
Less book value of loans sold	286	289	17,177	4,477
Net gains on corporate loan sales(1)	5	6	50	121
1-4 family mortgage loan sales
Proceeds from sales	214,246	173,251	508,076	292,410
Less book value of loans sold	207,784	168,656	491,682	285,301
Net gains on 1-4 family mortgage loan sales(2)	6,462	4,595	16,394	7,109
Total net gains on loan sales	$6,467	$4,601	$16,444	$7,230
Corporate loan purchases(3)
Commercial and industrial	$80,679	$22,894	$234,075	$168,716
Office, retail, and industrial	—	—	7,438	—
Multi-family	11,880	—	26,129	—
Construction	894	3,258	1,036	3,897
Other commercial real estate	35,000	10,000	35,000	10,000
Total corporate loan purchases	$128,453	$36,152	$303,678	$182,613
Consumer loan purchases
Home equity	$—	$—	$—	$144,967
1-4 family mortgages	224,819	179,410	585,918	249,585
Installment	146,618	—	253,376	—
Total consumer loan purchases	$371,437	$179,410	$839,294	$394,552
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
6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at June 30, 2021 and December 31, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of June 30, 2021 and December 31, 2020.
Acquired Loans(1)
(Dollar amounts in thousands)

	As of June 30, 2021			As of December 31, 2020
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
Acquired loans	$177,111	$916,633	$1,093,744	$212,021	$1,198,818	$1,410,839
(1)Included in loans in the Consolidated Statements of Financial Condition.
The outstanding balance of PCD loans was $197.8 million as of June 30, 2021 and $247.3 million as of December 31, 2020.

Total accretion on acquired loans for the quarter and six months ended June 30, 2021 was $6.0 million and $13.1 million, respectively, and $7.0 million and $13.9 million for the same periods in 2020.
7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of June 30, 2021 and December 31, 2020 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of June 30, 2021
Commercial and industrial	$4,569,389	$8,168	$30,591	$38,759	$4,608,148	$45,158	$392
Agricultural	339,070	—	3,764	3,764	342,834	7,135	—
Commercial real estate:
Office, retail, and industrial	1,788,557	2,368	16,503	18,871	1,807,428	19,484	—
Multi-family	1,009,401	—	3,321	3,321	1,012,722	3,415	—
Construction	574,329	40	2,969	3,009	577,338	2,969	—
Other commercial real estate	1,441,210	2,883	17,277	20,160	1,461,370	23,815	122
Total commercial real estate	4,813,497	5,291	40,070	45,361	4,858,858	49,683	122
Total corporate loans, excluding PPP loans	9,721,956	13,459	74,425	87,884	9,809,840	101,976	514
PPP loans	705,915	—	—	—	705,915	—	—
Total corporate loans	10,427,871	13,459	74,425	87,884	10,515,755	101,976	514
Home equity	623,582	2,115	3,670	5,785	629,367	9,948	23
1-4 family mortgages	3,274,456	4,104	9,213	13,317	3,287,773	12,558	—
Installment	598,218	3,765	341	4,106	602,324	—	341
Total consumer loans	4,496,256	9,984	13,224	23,208	4,519,464	22,506	364
Total loans	$14,924,127	$23,443	$87,649	$111,092	$15,035,219	$124,482	$878
As of December 31, 2020
Commercial and industrial	$4,530,546	$9,254	$38,454	$47,708	$4,578,254	$42,965	$591
Agricultural	359,373	705	3,960	4,665	364,038	10,719	—
Commercial real estate:
Office, retail, and industrial	1,827,891	3,961	29,916	33,877	1,861,768	34,224	257
Multi-family	867,815	2,510	2,488	4,998	872,813	2,488	—
Construction	606,934	1,154	4,523	5,677	612,611	4,980	1,065
Other commercial real estate	1,448,258	15,015	18,703	33,718	1,481,976	25,824	434
Total commercial real estate	4,750,898	22,640	55,630	78,270	4,829,168	67,516	1,756
Total corporate loans, excluding PPP loans	9,640,817	32,599	98,044	130,643	9,771,460	121,200	2,347
PPP loans	785,563	—	—	—	785,563	—	—
Total corporate loans	10,426,380	32,599	98,044	130,643	10,557,023	121,200	2,347
Home equity	750,263	5,563	5,899	11,462	761,725	10,795	956
1-4 family mortgages	3,009,564	5,296	7,553	12,849	3,022,413	10,530	115
Installment	404,831	4,263	977	5,240	410,071	—	977
Total consumer loans	4,164,658	15,122	14,429	29,551	4,194,209	21,325	2,048
Total loans	$14,591,038	$47,721	$112,473	$160,194	$14,751,232	$142,525	$4,395

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses expected in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and six months ended June 30, 2021 and 2020 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the U.S. Small Business Administration ("SBA").
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended June 30, 2021
Beginning balance	$125,798	$22,652	$3,570	$5,915	$21,205	$56,219	$8,025	$243,384
Charge-offs	(16,766)	(3,898)	(4)	(218)	(585)	(2,156)	—	(23,627)
Recoveries	2,033	20	2	10	126	678	—	2,869
Net charge-offs	(14,733)	(3,878)	(2)	(208)	(459)	(1,478)	—	(20,758)
Provision for loan losses and other	5,331	(782)	(109)	(783)	(688)	(2,969)	600	600
Ending balance	$116,396	$17,992	$3,459	$4,924	$20,058	$51,772	$8,625	$223,226
Quarter Ended June 30, 2020
Beginning balance	$113,733	$25,856	$3,689	$11,297	$18,554	$46,819	$6,753	$226,701
Allowance established for acquired PCD loans	378	—	—	—	—	—	872	1,250
Charge-offs	(5,673)	(3,092)	(9)	(798)	(31)	(4,631)	—	(14,234)
Recoveries	820	6	—	—	12	473	—	1,311
Net charge-offs	(4,853)	(3,086)	(9)	(798)	(19)	(4,158)	—	(12,923)
Provision for loan losses and other	14,719	1,671	1,631	1,023	3,327	10,278	—	32,649
Ending balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
Six Months Ended June 30, 2021
Beginning balance	$119,954	$24,078	$5,709	$6,674	$24,309	$58,293	$8,025	$247,042
Charge-offs	(19,607)	(8,375)	(4)	(218)	(1,071)	(5,669)	—	(34,944)
Recoveries	2,771	120	7	10	241	1,281	—	4,430
Net charge-offs	(16,836)	(8,255)	3	(208)	(830)	(4,388)	—	(30,514)
Provision for loan losses and other	13,278	2,169	(2,253)	(1,542)	(3,421)	(2,133)	600	6,698
Ending balance	$116,396	$17,992	$3,459	$4,924	$20,058	$51,772	$8,625	$223,226
Six Months Ended June 30, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	12,640	2,003	—	—	—	39	872	15,554
Charge-offs	(12,739)	(3,430)	(19)	(2,606)	(339)	(9,031)	—	(28,164)
Recoveries	1,979	15	5	—	156	972	—	3,127
Net charge-offs	(10,760)	(3,415)	(14)	(2,606)	(183)	(8,059)	—	(25,037)
Provision for loan losses and other	39,108	6,587	1,978	2,131	4,210	18,167	—	72,181
Ending balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
(1) As a result of accounting guidance adopted in the first quarter of 2020, the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

Determination of the allowance for credit losses considers multiple macroeconomic scenarios of stressed GDP, unemployment, and housing price index, detailed portfolio reviews of elevated risk sectors, and the effects of governmental responses to the pandemic. The allowance for credit losses increased from December 31, 2019 primarily due to the adoption of current expected credit losses ("CECL") and the estimated impact of the pandemic on the allowance for credit losses.
The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of June 30, 2021 and December 31, 2020.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD	Total	Individually Evaluated	Collectively Evaluated	PCD	Total
As of June 30, 2021
Commercial, industrial, agricultural	$46,178	$4,852,699	$52,105	$4,950,982	$5,406	$104,151	$6,839	$116,396
Commercial real estate:
Office, retail, and industrial	16,353	1,755,614	35,461	1,807,428	324	14,042	3,626	17,992
Multi-family	2,171	1,003,921	6,630	1,012,722	—	3,382	77	3,459
Construction	1,154	562,129	14,055	577,338	—	3,483	1,441	4,924
Other commercial real estate	12,914	1,399,417	49,039	1,461,370	123	9,793	10,142	20,058
Total commercial real estate	32,592	4,721,081	105,185	4,858,858	447	30,700	15,286	46,433
Total corporate loans, excluding PPP loans	78,770	9,573,780	157,290	9,809,840	5,853	134,851	22,125	162,829
PPP loans	—	705,915	—	705,915	—	—	—	—
Total corporate loans	78,770	10,279,695	157,290	10,515,755	5,853	134,851	22,125	162,829
Consumer	—	4,499,643	19,821	4,519,464	—	51,311	461	51,772
Allowance for unfunded commitments	—	—	—	—	—	8,625	—	8,625
Total loans	$78,770	$14,779,338	$177,111	$15,035,219	$5,853	$194,787	$22,586	$223,226
As of December 31, 2020
Commercial, industrial, and agricultural	$45,650	$4,826,017	$70,625	$4,942,292	$3,536	$107,763	$8,655	$119,954
Commercial real estate:
Office, retail, and industrial	26,384	1,792,618	42,766	1,861,768	1,123	15,106	7,849	24,078
Multi-family	1,279	864,677	6,857	872,813	—	5,438	271	5,709
Construction	1,154	595,550	15,907	612,611	—	4,535	2,139	6,674
Other commercial real estate	13,736	1,414,541	53,699	1,481,976	171	12,651	11,487	24,309
Total commercial real estate	42,553	4,667,386	119,229	4,829,168	1,294	37,730	21,746	60,770
Total corporate loans, excluding PPP loans	88,203	9,493,403	189,854	9,771,460	4,830	145,493	30,401	180,724
PPP loans	—	785,563	—	785,563	—	—	—	—
Total corporate loans	88,203	10,278,966	189,854	10,557,023	4,830	145,493	30,401	180,724
Consumer	—	4,172,042	22,167	4,194,209	—	57,567	726	58,293
Allowance for unfunded commitments	—	—	—	—	—	8,025	—	8,025
Total loans	$88,203	$14,451,008	$212,021	$14,751,232	$4,830	$211,085	$31,127	$247,042
The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of June 30, 2021 and December 31, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA.

Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

As of June 30, 2021
Commercial and industrial	$21,132	$28,250	$1,053	$38,169
Agricultural	6,628	—	—	4,203
Commercial real estate:
Office, retail, and industrial	24,710	—	—	9,063
Multi-family	2,965	—	—	2,965
Construction	3,349	—	—	1,476
Other commercial real estate	36,660	—	—	10,582
Total commercial real estate	67,684	—	—	24,086
Total corporate loans	95,444	28,250	1,053	66,458
Home equity	102	—	—	102
1-4 family mortgages	1,208	—	—	—
Installment	—	—	—	—
Total consumer loans	1,310	—	—	102
Total loans	$96,754	$28,250	$1,053	$66,560
As of December 31, 2020
Commercial and industrial	$27,007	$35,632	$2,555	$36,686
Agricultural	8,583	1,737	—	5,213
Commercial real estate:
Office, retail, and industrial	42,790	—	—	23,508
Multi-family	2,097	—	—	1,279
Construction	5,370	—	—	1,831
Other commercial real estate	40,430	—	—	20,158
Total commercial real estate	90,687	—	—	46,776
Total corporate loans	126,277	37,369	2,555	88,675
Home equity	211	—	—	99
1-4 family mortgages	2,807	—	—	578
Installment	—	—	—	—
Total consumer loans	3,018	—	—	677
Total loans	$129,295	$37,369	$2,555	$89,352

Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of June 30, 2021 and December 31, 2020. PCD loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of June 30, 2021				As of December 31, 2020
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$28,372	$11,178	$49,061	$4,276	$33,643	$1,687	$40,055	$398
Agricultural	4,203	2,425	11,097	1,130	5,213	5,107	14,972	3,138
Commercial real estate:
Office, retail, and industrial	7,223	9,130	18,085	324	21,537	4,847	30,474	1,123
Multi-family	2,171	—	2,171	—	1,279	—	1,279	—
Construction	1,154	—	1,154	—	1,154	—	1,507	—
Other commercial real estate	3,514	9,400	13,629	123	12,822	914	14,240	171
Total commercial real estate	14,062	18,530	35,039	447	36,792	5,761	47,500	1,294
Total corporate loans	46,637	32,133	95,197	5,853	75,648	12,555	102,527	4,830
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans individually evaluated	$46,637	$32,133	$95,197	$5,853	$75,648	$12,555	$102,527	$4,830
Interest income recognized on non-accrual loans using the cash basis of accounting for the quarter and six months ended June 30, 2021 was $296,000 and $573,000, respectively, and $110,000 and $388,000 for the same periods in 2020.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of June 30, 2021 and net loan charge-offs for the six months ended June 30, 2021. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA. For a summary of credit quality indicators as of December 31, 2020, see Note 7, "Past Due Loans, Allowance for Credit Losses, Impaired Loans, and TDRs," in the Company's 2020 10-K.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$447,821	$717,836	$732,743	$654,037	$363,744	$497,033	$1,189,785	$4,602,999
Special Mention(2)	1,389	1,767	32,583	50,046	924	25,009	33,922	145,640
Substandard(3)	399	625	18,209	61,422	15,454	35,961	17,980	150,050
Non-accrual(4)	1,182	2,430	10,425	19,481	2,382	12,666	3,727	52,293
Total commercial, industrial, agricultural	$450,791	$722,658	$793,960	$784,986	$382,504	$570,669	$1,245,414	$4,950,982
Commercial, industrial, agricultural, net loan charge-offs	$—	$775	$752	$4,317	$9,775	$172	$1,045	$16,836
Office, retail, and industrial:
Pass	$87,564	$139,618	$227,270	$173,567	$244,300	$789,382	$10,689	$1,672,390
Special Mention(2)	—	314	2,906	5,767	8,917	33,752	—	51,656
Substandard(3)	—	632	—	21,325	2,465	39,476	—	63,898
Non-accrual(4)	—	—	—	131	169	19,184	—	19,484
Total office, retail, and industrial	$87,564	$140,564	$230,176	$200,790	$255,851	$881,794	$10,689	$1,807,428
Office, retail, and industrial net loan charge-offs	$—	$—	$261	$3,899	$1,023	$3,072	$—	$8,255
Multi-family:
Pass	$131,931	$152,933	$160,428	$77,857	$125,443	$286,737	$17,976	$953,305
Special Mention(2)	—	—	—	9,918	—	35,754	—	45,672
Substandard(3)	—	—	—	380	71	9,879	—	10,330
Non-accrual(4)	—	—	—	—	935	2,480	—	3,415
Total multi-family	$131,931	$152,933	$160,428	$88,155	$126,449	$334,850	$17,976	$1,012,722
Multi-family net loan charge-offs	$—	$—	$—	$—	$4	$(7)	$—	$(3)
Construction:
Pass	$38,449	$113,848	$98,665	$135,066	$74,662	$77,655	$25,429	$563,774
Special Mention(2)	—	—	—	40	—	72	—	112
Substandard(3)	—	—	—	—	1,395	9,088	—	10,483
Non-accrual(4)	—	—	—	—	1,154	1,815	—	2,969
Total construction	$38,449	$113,848	$98,665	$135,106	$77,211	$88,630	$25,429	$577,338
Construction net loan charge-offs	$—	$—	$—	$—	$(10)	$177	$41	$208
Other commercial real estate:
Pass	$154,306	$173,606	$149,218	$216,066	$143,310	$380,975	$28,641	$1,246,122
Special Mention(2)	—	—	24,432	13,724	22,808	39,503	—	100,467
Substandard(3)	—	—	1,919	17,101	20,747	50,957	242	90,966
Non-accrual(4)	—	—	—	312	1,138	22,202	163	23,815
Total other commercial real estate	$154,306	$173,606	$175,569	$247,203	$188,003	$493,637	$29,046	$1,461,370
Other commercial real estate net loan charge- offs	$—	$—	$—	$246	$(62)	$646	$—	$830
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

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity:
Performing	$5,020	$11,149	$8,859	$11,199	$9,246	$53,069	$520,877	$619,419
Non-accrual	—	—	—	538	226	6,961	2,223	9,948
Total home equity	$5,020	$11,149	$8,859	$11,737	$9,472	$60,030	$523,100	$629,367
Home equity net loan charge-offs	$—	$—	$—	$26	$(42)	$(112)	$(14)	$(142)
1-4 family mortgages:
Performing	$371,229	$1,696,057	$683,454	$141,720	$90,860	$291,895	$—	$3,275,215
Non-accrual	—	863	384	627	638	10,046	—	12,558
Total 1-4 family mortgages	$371,229	$1,696,920	$683,838	$142,347	$91,498	$301,941	$—	$3,287,773
1-4 family mortgages net loan charge-offs	$—	$—	$—	$2	$—	$208	$—	$210
Installment:
Performing	$138,273	$148,363	$126,842	$87,780	$37,576	$25,380	$38,110	$602,324
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$138,273	$148,363	$126,842	$87,780	$37,576	$25,380	$38,110	$602,324
Installment net loan charge-offs	$14	$959	$2,072	$1,170	$193	$(115)	$27	$4,320
(1)Represents year-to-date loans originated during 2021.
During the quarter and six months ended June 30, 2021, $9.7 million and $21.1 million, respectively, and $16.8 million and $23.8 million, for the same periods in 2020, of revolving loans converted to term loans.
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of June 30, 2021 and December 31, 2020. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of June 30, 2021			As of December 31, 2020
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$—	$6,923	$6,923	$—	$8,859	$8,859
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	2,340	2,340
Multi-family	—	153	153	—	160	160
Construction	—	—	—	—	—	—
Other commercial real estate	164	—	164	184	—	184
Total commercial real estate	164	153	317	184	2,500	2,684
Total corporate loans	164	7,076	7,240	184	11,359	11,543
Home equity	30	108	138	31	116	147
1-4 family mortgages	588	219	807	598	228	826
Installment	—	—	—	—	—	—
Total consumer loans	618	327	945	629	344	973
Total loans	$782	$7,403	$8,185	$813	$11,703	$12,516
(1)These TDRs are included in non-accrual loans in the preceding tables.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. As of June 30, 2021, the Company has eligible modifications with outstanding balances totaling $88.5 million, which are not classified as TDRs.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of June 30, 2021 and December 31, 2020 there were $252,000 and $140,000 of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters and six months ended June 30, 2021 and 2020.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and six months ended June 30, 2021 and 2020.
A rollforward of the carrying value of TDRs for the quarters and six months ended June 30, 2021 and 2020 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accruing
Beginning balance	$798	$1,216	$813	$1,233
Additions	—	—	—	—
Net payments	(16)	(15)	(31)	(32)
Net transfers to non-accrual	—	—	—	—
Ending balance	782	1,201	782	1,201
Non-accrual
Beginning balance	8,011	17,917	11,703	20,514
Additions	—	—	—	934
Net payments	(609)	(2,595)	(3,274)	(3,253)
Charge-offs	1	(3,229)	(1,026)	(6,102)
Net transfers from accruing	—	—	—	—
Ending balance	7,403	12,093	7,403	12,093
Total TDRs	$8,185	$13,294	$8,185	$13,294
There were no commitments to lend additional funds to borrowers with TDRs as of June 30, 2021 and December 31, 2020.

8. LEASE OBLIGATIONS
The significant accounting policies related to lease obligations are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of June 30, 2021, the weighted-average remaining lease term on these leases was 9.4 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of June 30, 2021.
Lease Liability
(Dollar amounts in thousands)

As of June 30, 2021
Year Ending December 31,
2021	$11,307
2022	22,525
2023	22,625
2024	22,443
2025	21,257
2026 and thereafter	96,135
Total minimum lease payments	196,292
Discount(1)	(24,513)
Lease liability(2)	$171,779
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.71% as of June 30, 2021.
As of June 30, 2021, right-of-use assets of $144.1 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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
The following table presents net operating lease expense for the quarters and six months ended June 30, 2021 and 2020.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense charged to operations	$4,441	$4,839	$9,052	$9,514
Rental income from premises leased to others (1)	(108)	(183)	(222)	(398)
Net operating lease expense	$4,333	$4,656	$8,830	$9,116
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
Stock Repurchases
On February 26, 2020, the Company announced a stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which expired in March 2020. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the six months ended June 30, 2021. The Company did not repurchase any shares of its common stock during the second quarter of 2021.
10. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,121	$19,064	$96,144	$38,670
Preferred dividends	(4,034)	(1,037)	(8,068)	(1,037)
Net income applicable to unvested restricted shares	(521)	(187)	(1,007)	(379)
Net income applicable to common shares	$46,566	$17,840	$87,069	$37,254
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,865	113,145	112,980	111,533
Dilutive effect of common stock equivalents	775	191	757	339
Weighted-average diluted common shares outstanding	113,640	113,336	113,737	111,872
Basic EPS	$0.41	$0.16	$0.77	$0.33
Diluted EPS	$0.41	$0.16	$0.77	$0.33

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of June 30, 2021, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $25.0 million of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
The forward starting interest rate swaps totaling $25.0 million begin in January of 2023 and mature in January of 2026. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 0.60% as of June 30, 2021. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	June 30, 2021	December 31, 2020
Gross notional amount outstanding	$455,000	$455,000
Derivative asset fair value in other assets(1)	1,410	3,707
Derivative liability fair value in other liabilities(1)	—	(1)
Weighted-average interest rate received	2.18%	2.18%
Weighted-average interest rate paid	0.11%	0.15%
Weighted-average maturity (in years)	1.00	1.50
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of June 30, 2021, the Company estimates that $6.9 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of June 30, 2021 and December 31, 2020, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $2.0 million and $4.0 million for the quarter and six months ended June 30, 2021, and were $694,000 and $5.4 million for the quarter and six months ended June 30, 2020.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2021	December 31, 2020
Gross notional amount outstanding	$4,674,616	$4,491,398
Derivative asset fair value in other assets(1)	101,027	149,997
Derivative liability fair value in other liabilities(1)	(33,528)	(44,580)
Fair value of derivative(2)	34,527	46,018
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.

The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of June 30, 2021 and December 31, 2020. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income (loss) and the reclassification of gains (losses) from accumulated other comprehensive income (loss) to net interest income for the quarters and six months ended June 30, 2021 and 2020.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gains (losses) recognized in other comprehensive income
Interest rate swaps in interest income	$151	$5,951	$354	$27,955
Interest rate swaps in interest expense	(90)	(1,276)	(702)	(13,685)
Reclassification of gains included in net income
Interest rate swaps in interest income	$2,226	$2,624	$4,430	$3,069
Interest rate swaps in interest expense	—	—	—	—
The following table presents the impact of derivative instruments on net interest income for the quarters and six months ended June 30, 2021 and 2020.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Flow Hedges
Interest rate swaps in interest income	$2,226	$2,624	$4,430	$3,069
Interest rate swaps in interest expense	—	—	—	—
Total cash flow hedges	$2,226	$2,624	$4,430	$3,069
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of June 30, 2021 and December 31, 2020, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of June 30, 2021 and December 31, 2020.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of June 30, 2021		As of December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$102,437	$33,528	$153,704	$44,581
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	102,437	33,528	153,704	44,581
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(3,467)	(3,467)	(5,239)	(5,239)
Cash collateral pledged	—	(28,720)	—	(39,970)
Net credit exposure	$98,970	$1,341	$148,465	$(628)
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of June 30, 2021 and December 31, 2020, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of June 30, 2021 and December 31, 2020 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	June 30, 2021	December 31, 2020
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,320,641	$2,318,346
Commercial real estate	449,176	378,282
Home equity	634,071	611,640
Other commitments(1)	272,225	264,869
Total commitments to extend credit	$3,676,113	$3,573,137

Letters of credit	$115,722	$115,130
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
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and six months ended June 30, 2021 and 2020.
Legal Proceedings
At June 30, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$87,480	$20,497	$—	$52,888	$18,516	$—
Securities available-for-sale
U.S. treasury securities	1,003	—	—	12,051	—	—
U.S. agency securities	—	598,797	—	—	652,474	—
CMOs	—	1,339,626	—	—	1,438,518	—
MBSs	—	814,361	—	—	580,840	—
Municipal securities	—	221,901	—	—	236,015	—
Corporate debt securities	—	180,506	—	—	176,510	—
Total securities available-for-sale	1,003	3,155,191	—	12,051	3,084,357	—
Mortgage servicing rights ("MSRs")(1)	—	—	6,269	—	—	4,899
Derivative assets(1)	—	102,437	—	—	153,704	—
Liabilities
Derivative liabilities(2)	$—	$33,528	$—	$—	$44,581	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of June 30, 2021, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Because these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market, mutual funds, and preferred equity investments is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $831.8 million and $766.1 million as of June 30, 2021 and December 31, 2020, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of June 30, 2021 and December 31, 2020.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	June 30, 2021			December 31, 2020
Prepayment speed	7.7%	-	15.3%	5.3%	-	16.3%
Maturity (months)	22	-	83	13	-	71
Discount rate	9.5%	-	12.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and six months ended June 30, 2021 and 2020 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$6,361	$4,874	$4,899	$5,858
New MSRs	530	745	1,567	901
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	(300)	(750)	466	(1,658)
Other changes in fair value(2)	(322)	(405)	(663)	(637)
Ending balance(3)	$6,269	$4,464	$6,269	$4,464
Contractual servicing fees earned(1)	$471	$394	$960	$797
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of June 30, 2021 and 2020.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of June 30, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$46,614	$—	$—	$21,246
OREO(2)	—	—	2,000	—	—	—
Loans held-for-sale(3)	—	—	19,511	—	—	44,965
Assets held-for-sale(4)	—	—	4,205	—	—	3,722
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
Loans Held-for-Sale
As of June 30, 2021 and December 31, 2020, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of June 30, 2021 and December 31, 2020 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		June 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$232,989	$232,989	$196,364	$196,364
Interest-bearing deposits in other banks	2	1,312,412	1,312,412	920,880	920,880
Securities held-to-maturity	2	11,593	11,125	12,071	11,686
FHLB and FRB stock	2	106,890	106,890	117,420	117,420
Loans	3	14,820,618	14,672,973	14,512,215	14,614,029
Investment in BOLI	3	300,537	300,537	301,101	301,101
Accrued interest receivable	3	62,964	62,964	68,390	68,390
Liabilities
Deposits	2	$17,032,883	$17,035,250	$16,012,464	$16,007,133
Borrowed funds	2	1,299,424	1,299,424	1,546,414	1,546,414
Senior and subordinated debt	2	235,178	284,691	234,768	281,842
Accrued interest payable	2	4,573	4,573	4,826	4,826
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both June 30, 2021 and December 31, 2020, the Company estimated the fair value of lending commitments outstanding to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
First Midwest Bancorp, Inc. is a bank holding company headquartered in Chicago, Illinois, with operations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois, eastern Iowa, and other markets in the Midwest. Our principal subsidiary, First Midwest Bank, and other affiliates provide a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust, and private banking products and services through 114 banking locations. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing banking and wealth management solutions, quality products, and innovative services that fulfill those financial needs.
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2021 and 2020 and Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2020 Annual Report on Form 10-K ("2020 10-K"). The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of future results.
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, including the related outlook for 2021, the performance of our loan or securities portfolio, the expected amount of future credit allowances or charge-offs, delays in completing the pending merger of First Midwest and Old National, the failure to obtain necessary regulatory approvals and shareholder approvals or to satisfy any of the other conditions to the merger on a timely basis or at all, the possibility that the anticipated benefits of the merger are not realized when expected or at all, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, estimated synergies, cost savings and financial benefits of completed transactions, growth strategies, the inability to realize cost savings or improved revenues or to implement integration plans and other consequences associated with the proposed merger, and the continued or potential effects of the COVID-19 pandemic (the "pandemic") and related variants and mutations on our business, financial condition, liquidity, capital, loans, asset quality and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the pandemic and related variants and mutations, including the continued effects on our business, operations and employees, as well as on our customers and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2020 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
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
COVID-19 PANDEMIC
The pandemic and the resulting governmental responses continue to impact our business and operations, as well as the business and operations of our clients. A variety of restrictions have been placed on companies and individuals throughout our primary operating footprint of Illinois, Wisconsin, Indiana and Iowa at various times during the pandemic. In Illinois, where we are headquartered and conduct the substantial majority of our operations, business restrictions were in place during the quarter. Although these restrictions have been relaxed, new restrictions may go into effect as the pandemic, including variants and mutations, continues to evolve. The pandemic and these governmental measures have created and may continue to create significant economic disruption and decreased economic activity.
We have experienced, and may continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"), and have $705.9 million of these loans as of June 30, 2021. PPP loans have been funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are temporarily offering several programs and services to support our clients, including:
•Consumer, mortgage, and auto loan payment deferrals;
•Small business payment deferrals; and
•A suspension of foreclosure and repossession actions.
We have included additional disclosure throughout this Item 2 in this Form 10-Q regarding the impact of the pandemic, including with respect to our loan portfolio, income, and funding and liquidity.

We have modified our operations to comply with governmental restrictions and public health authority guidelines. Starting in the third quarter of 2021, the majority of our colleagues are working on-site and are subject to enhanced health and safety protocols. All of our branches are open for business through drive-up services and walk-in lobby traffic. We are monitoring current developments, including the Delta variant, and its potential impact and implications.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. As of June 30, 2021, we continue to provide additional health and welfare benefits, for all colleagues, including emergency medical loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
Consistent with our long-standing emphasis on community engagement, we are actively supporting the communities we serve during the pandemic. We have committed $2.5 million from the First Midwest Charitable Foundation to support the immediate and long-term needs of our communities. This commitment does not impact the Company's current or future expense as the foundation is a separate entity that is not included in our consolidated financial statements. We also offer enhanced matching gift programs to support colleague donations to eligible 501(c)(3) organizations.
For additional information regarding the risks associated with the pandemic and its expected impact on the Company, refer to the section entitled "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K.
PENDING MERGER OF EQUALS
Old National Bank
On June 1, 2021, the Company and Old National Bancorp ("Old National"), the holding company for Old National Bank, jointly announced they have entered into a definitive merger agreement to combine in an all-stock merger of equals transaction to create a premier Midwestern bank with approximately $45 billion in combined assets. The merger agreement, which has been unanimously approved by the boards of directors of both companies, provides for a fixed exchange ratio whereby holders of Company common stock will receive 1.1336 shares of Old National common stock for each share of Company common stock they own, other than certain shares held by the Company or Old National. In addition, the merger agreement provides that holders of Company depositary shares representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A or Series C, will receive an equal amount of Old National depositary shares each representing a 1/40th interest in a share of a corresponding new series of Old National preferred stock having terms that are not materially less favorable than the Company preferred stock. The headquarters of the surviving corporation and the main office of the surviving bank will be located in Evansville, Indiana and the name of the surviving corporation and surviving bank will be Old National Bancorp and Old National Bank, respectively. The Commercial Banking and Consumer Banking operations of the surviving bank will be headquartered in Chicago, Illinois. Michael Scudder, Chairman and Chief Executive Officer ("CEO") of the Company, will serve as the Executive Chairman, and Jim Ryan, Chairman and CEO of Old National Bancorp, will maintain his role as CEO. As of the date of announcement, the overall transaction market value was approximately $6.5 billion. The transaction is subject to customary regulatory and shareholder approvals and the completion of various closing conditions and is anticipated to close in late 2021 or early 2022. The Company will hold a special meeting of its stockholders to vote on the merger on September 15, 2021.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Results
Interest income	$154,000	$162,044	$305,150	$332,271
Interest expense	9,712	16,810	19,747	43,462
Net interest income	144,288	145,234	285,403	288,809
Provision for loan losses	—	32,649	6,098	72,181
Noninterest income	46,270	32,991	92,073	72,353
Noninterest expense	121,419	120,330	239,844	237,661
Income before income tax expense	69,139	25,246	131,534	51,320
Income tax expense	18,018	6,182	35,390	12,650
Net income	$51,121	$19,064	$96,144	$38,670
Preferred dividends	(4,034)	(1,037)	(8,068)	(1,037)
Net income applicable to non-vested restricted shares	(521)	(187)	(1,007)	(379)
Net income applicable to common shares	$46,566	$17,840	$87,069	$37,254
Weighted-average diluted common shares outstanding	113,640	113,336	113,737	111,872
Diluted earnings per common share	$0.41	$0.16	$0.77	$0.33
Diluted earnings per common share, adjusted(1)	$0.46	$0.19	$0.83	$0.41
Performance Ratios
Return on average common equity(2)	7.60%	2.94%	7.15%	3.08%
Return on average common equity, adjusted(1)(2)	8.56%	3.58%	7.74%	3.81%
Return on average tangible common equity(2)	12.77%	5.32%	12.07%	5.49%
Return on average tangible common equity, adjusted(1)(2)	14.31%	6.37%	13.02%	6.65%
Return on average assets(2)	0.95%	0.37%	0.91%	0.40%
Return on average assets, adjusted(1)(2)	1.06%	0.44%	0.98%	0.49%
Tax-equivalent net interest margin(1)(2)(3)	2.96%	3.13%	2.99%	3.32%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	2.84%	2.98%	2.86%	3.16%
Efficiency ratio(1)	59.24%	64.08%	60.49%	62.12%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			June 30, 2021 Change From
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
Balance Sheet Highlights
Total assets	$21,625,424	$20,838,678	$21,244,881	$786,746	$380,543
Total loans	15,035,219	14,751,232	14,933,658	283,987	101,561
Total deposits	17,032,883	16,012,464	15,657,656	1,020,419	1,375,227
Core deposits	15,200,924	14,002,139	13,301,389	1,198,785	1,899,535
Loans to deposits	88.3%	92.1%	95.4%
Core deposits to total deposits	89.2%	87.4%	85.0%
Asset Quality Highlights
Non-accrual loans, excluding purchased credit deteriorated ("PCD") loans(1)	$101,381	$109,957	$94,044	$(8,576)	$7,337
Non-accrual PCD loans	23,101	32,568	45,116	(9,467)	(22,015)
Total non-accrual loans	124,482	142,525	139,160	(18,043)	(14,678)
90 days or more past due loans, still accruing interest	878	4,395	3,241	(3,517)	(2,363)
Total NPLs	125,360	146,920	142,401	(21,560)	(17,041)
Accruing troubled debt restructurings ("TDRs")	782	813	1,201	(31)	(419)
Foreclosed assets(2)	26,732	16,671	19,024	10,061	7,708
Total non-performing assets ("NPAs")	$152,874	$164,404	$162,626	$(11,530)	$(9,752)
30-89 days past due loans	$21,051	$40,656	$36,342	$(19,605)	$(15,291)
NPAs to total loans plus foreclosed assets	1.01%	1.11%	1.09%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	0.92%	0.96%	0.87%
Allowance for Credit Losses
Allowance for credit losses	$223,226	$247,042	$247,677	$(23,816)	$(24,451)
Allowance for credit losses to total loans	1.48%	1.67%	1.66%
Allowance for credit losses to total loans, excluding PPP loans(3)	1.56%	1.77%	1.80%
Allowance for credit losses to non-accrual loans	179.32%	173.33%	177.98%
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2021 and 2020, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the six months ended June 30, 2021 and 2020.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$1,185,187	$745	0.25	$646,887	$471	0.29	$328	$(54)	$274
Securities(1)	3,226,974	16,752	2.08	3,357,984	21,040	2.51	(216)	(4,072)	(4,288)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	106,330	934	3.51	154,678	368	0.95	(74)	640	566
Loans, excluding PPP loans(1)	14,095,989	125,264	3.56	13,729,250	135,952	3.98	3,763	(14,451)	(10,688)
PPP loans(1)	1,035,386	11,258	4.36	887,997	5,368	2.43	1,014	4,876	5,890
Total loans(1)(2)	15,131,375	136,522	3.62	14,617,247	141,320	3.89	4,777	(9,575)	(4,798)
Total interest-earning assets(1)(2)	19,649,866	154,953	3.16	18,776,796	163,199	3.49	4,815	(13,061)	(8,246)
Cash and due from banks	268,450			275,696
Allowance for loan losses	(235,770)			(224,519)
Other assets	1,850,663			2,040,133
Total assets	$21,533,209			$20,868,106
Liabilities and Stockholders' Equity
Savings deposits	$2,740,893	121	0.02	$2,246,643	99	0.02	22	—	22
NOW accounts	3,048,990	261	0.03	2,549,088	637	0.10	160	(536)	(376)
Money market deposits	3,055,420	559	0.07	2,663,622	1,157	0.17	1,005	(1,603)	(598)
Time deposits	1,876,216	2,190	0.47	2,539,996	8,184	1.30	(654)	(5,340)	(5,994)
Borrowed funds	1,288,107	3,112	0.97	2,466,300	3,156	0.51	(1,535)	1,491	(44)
Senior and subordinated debt	235,080	3,469	5.92	234,259	3,577	6.14	63	(171)	(108)
Total interest-bearing liabilities	12,244,706	9,712	0.32	12,699,908	16,810	0.53	(939)	(6,159)	(7,098)
Demand deposits	6,254,791			5,305,109
Total funding sources	18,499,497		0.21	18,005,017		0.38
Other liabilities	347,178			361,311
Stockholders' equity	2,686,534			2,501,778
Total liabilities and stockholders' equity	$21,533,209			$20,868,106
Tax-equivalent net interest income/margin(1)		145,241	2.96		146,389	3.13	$5,754	$(6,902)	$(1,148)
Tax-equivalent adjustment		(953)			(1,155)
Net interest income (GAAP)		$144,288			$145,234
Impact of acquired loan accretion		$5,975	0.12		$6,999	0.15
Tax-equivalent net interest income/ margin, adjusted(1)		$139,266	2.84		$139,390	2.98
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
(2)Non-accrual loans, which totaled $124.5 million as of June 30, 2021 and $139.2 million as of June 30, 2020, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Loans Classified as Substandard and Special Mention."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$973,917	$1,425	0.30	$405,619	$1,287	0.64	$224	$(86)	$138
Securities(1)	3,179,300	33,016	2.08	3,212,279	41,797	2.60	(579)	(8,202)	(8,781)
FHLB and FRB stock	106,959	1,923	3.60	140,661	1,755	2.50	(199)	367	168
Loans, excluding PPP loans(1)	14,044,931	250,572	3.60	13,401,500	284,372	4.27	14,592	(48,391)	(33,799)
PPP loans(1)	1,025,149	20,150	3.96	443,999	5,368	2.43	10,001	4,781	14,782
Total loans(1)(2)	15,070,080	270,722	3.62	13,845,499	289,740	4.21	24,593	(43,610)	(19,017)
Total interest-earning assets(1)(2)	19,330,256	307,086	3.20	17,604,058	334,579	3.82	24,039	(51,531)	(27,492)
Cash and due from banks	252,784			268,516
Allowance for loan losses	(237,775)			(201,956)
Other assets	1,882,556			1,965,845
Total assets	$21,227,821			$19,636,463
Liabilities and Stockholders' Equity
Savings deposits	$2,657,656	234	0.02	$2,157,903	262	0.02	43	(71)	(28)
NOW accounts	2,926,460	512	0.04	2,411,122	2,267	0.19	625	(2,380)	(1,755)
Money market deposits	3,032,138	1,193	0.08	2,445,664	4,257	0.35	1,376	(4,440)	(3,064)
Time deposits	1,927,317	4,649	0.49	2,736,231	20,408	1.50	(4,792)	(10,967)	(15,759)
Borrowed funds	1,308,637	6,219	0.96	2,237,000	8,997	0.81	(4,939)	2,161	(2,778)
Senior and subordinated debt	234,977	6,940	5.96	234,157	7,271	6.24	26	(357)	(331)
Total interest-bearing liabilities	12,087,185	19,747	0.33	12,222,077	43,462	0.72	(7,661)	(16,054)	(23,715)
Demand deposits	6,087,314			4,594,562
Total funding sources	18,174,499		0.22	16,816,639		0.52
Other liabilities	368,171			361,357
Stockholders' equity	2,685,151			2,429,184
Total liabilities and stockholders' equity	$21,227,821			$19,607,180
Tax-equivalent net interest income/margin(1)		287,339	2.99		291,117	3.32	$31,700	$(35,477)	$(3,777)
Tax-equivalent adjustment		(1,936)			(2,308)
Net interest income (GAAP)		$285,403			$288,809
Impact of acquired loan accretion		$13,140	0.14		$13,945	0.16
Tax-equivalent net interest income/ margin, adjusted(1)		$274,199	2.85		$277,172	3.16
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
(2)Non-accrual loans, which totaled $124.5 million as of June 30, 2021 and $139.2 million as of June 30, 2020, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Loans Classified as Substandard and Special Mention."
Net interest income for the second quarter and first six months of 2021 was down 0.7% and 1.2% compared to the same periods in 2020. The decrease in net interest income resulted primarily from lower interest rates, partially offset by growth in loans and an increase in interest income and fees on PPP loans. In addition, net interest income compared to the first six months of 2020 was impacted by the acquisition of interest-earning assets from the Park Bank transaction that closed in March 2020.

Acquired loan accretion contributed $6.0 million and $13.1 million for the second quarter and first six months of 2021, respectively, and $7.0 million and $13.9 million to net interest income for the same periods in 2020.
Tax-equivalent net interest margin for the second quarter and first six months of 2021 was 2.96% and 2.99%, decreasing 17 and 33 basis points from the same periods in 2020. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 2.84% and 2.85% for the second quarter and first six months of 2021, down 14 and 31 basis points from the same periods of 2020. The decrease compared to both prior periods was driven primarily by lower interest rates on loans and securities, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds and higher yields on PPP loans.
For the second quarter and first six months of 2021, total average interest-earning assets rose by $873.1 million and $1.7 billion from the same periods in 2020. The increase compared to both prior periods was driven primarily by a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, as well as loan growth. In addition, the increase compared to the first six months of 2020 was impacted by assets acquired in the Park Bank transaction,
Total average funding sources for the second quarter and first six months of 2021 increased by $494.5 million and $1.4 billion from the same periods in 2020, driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, partially offset by a decrease in FHLB advances. In addition, the increase compared to the first six months of 2020 was impacted by deposits assumed in the Park Bank transaction.
Noninterest Income
A summary of noninterest income for the quarters and six months ended June 30, 2021 and 2020 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Wealth management fees	$14,555	$11,942	21.9	$28,704	$24,303	18.1
Service charges on deposit accounts	10,778	9,125	18.1	20,758	20,906	(0.7)
Mortgage banking income	6,749	3,477	94.1	16,936	5,265	221.7
Card-based fees, net(1)	4,764	3,180	49.8	9,320	7,148	30.4
Capital market products income	1,954	694	181.6	4,043	5,416	(25.4)
Other service charges, commissions, and fees	2,823	2,078	35.9	5,584	4,760	17.3
Total fee-based revenues	41,623	30,496	36.5	85,345	67,798	25.9
Other income(2)	4,647	2,495	86.3	6,728	5,560	21.0
Net securities losses	—	—	N/M	—	(1,005)	N/M
Total noninterest income	$46,270	$32,991	40.3	$92,073	$72,353	27.3
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
Total noninterest income of $46.3 million for the second quarter and first six months of 2021 was up 40.3% and 27.3% from the same periods in 2020. Record wealth management fees resulted from a higher market environment and continued sales of fiduciary and investment advisory services to new and existing customers. The increase in net card-based fees and other service charges, commissions and fees compared to the second quarter and first six months of 2020, as well as service charges on deposit accounts compared to the second quarter of 2020 resulted from the impact of higher transaction volumes due to economic recovery since the onset of the pandemic. Capital market products income resulted from levels of sales to corporate clients in light of market conditions that were higher than the second quarter of 2020 and lower than the first six months of 2020.

Mortgage banking income for the second quarter and first six months of 2021 resulted from sales of $207.8 million and $491.7 million of 1-4 family mortgage loans in the secondary market compared to $168.7 million and $285.3 million in the second quarter and first six months of 2020.
Other income increased compared to the second quarter and first six months of 2020 as a result of fair value adjustments on equity securities.
Net securities losses of $1.0 million were recognized during the first six months of 2020 as a result of repositioning of the Company's securities portfolio due to market conditions.
Noninterest Expense
A summary of noninterest expense for the quarters and six months ended June 30, 2021 and 2020 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Salaries and employee benefits:
Salaries and wages	$51,887	$52,592	(1.3)	$105,580	$102,582	2.9
Retirement and other employee benefits	12,324	11,080	11.2	25,032	23,949	4.5
Total salaries and employee benefits	64,211	63,672	0.8	130,612	126,531	3.2
Net occupancy and equipment expense	13,654	15,116	(9.7)	28,406	29,343	(3.2)
Technology and related costs	10,453	9,853	6.1	20,737	18,401	12.7
Professional services	7,568	8,880	(14.8)	15,627	19,270	(18.9)
Advertising and promotions	2,899	2,810	3.2	4,734	5,571	(15.0)
Net OREO expense	160	126	(27.0)	749	546	37.2
Other expenses	14,670	14,624	0.3	29,405	27,278	7.8
Acquisition and integration related expenses	7,773	5,249	48.1	8,018	10,721	(25.2)
Optimization costs	31	—	N/M	1,556	—	—
Total noninterest expense	$121,419	$120,330	0.9	$239,844	$237,661	0.9
Acquisition and integration related expenses	(7,773)	(5,249)	48.1	(8,018)	(10,721)	(25.2)
Optimization costs	(31)	—	N/M	(1,556)	—	N/M
Total noninterest expense, adjusted(1)	$113,615	$115,081	(1.3)	$230,270	$226,940	1.5
N/M – Not meaningful
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense was stable compared to the second quarter and first six months of 2020. Noninterest expense for all periods was impacted by acquisition and integration related expenses and both periods in 2021 were impacted by optimization costs. Excluding these items, noninterest expense for the second quarter and first six months of 2021 was $113.6 million and $230.3 million, down 1.3% and up 1.5% from the same periods in 2020. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans, was 2.22% and 2.30% for the second quarter and first six months of 2021, down 10 and 8 basis points from the same periods in 2020.
Operating costs associated with the Park Bank transaction contributed to the increase in noninterest expense compared to the first six months of 2020. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, technology and related costs, and other expenses.
Salaries and employee benefits increased compared to both prior periods primarily due to higher equity compensation accruals and pension plan lump-sum payments to retired employees, as well as merit increases, partially offset by the ongoing benefits of optimization strategies. Net occupancy and equipment expense decreased compared to both prior periods due to ongoing benefits of optimization strategies and lower levels of expense associated with the pandemic. The increase in technology and related costs for the first six months of 2021 was impacted by investments in technology, including the origination of PPP loans. Professional services expenses were elevated for the second quarter and first six months of 2020 due to process enhancements and expenses associated with higher capital market products income. Other expenses for the first six months of 2021 was impacted by a valuation adjustment on a foreclosed asset.
Optimization costs primarily include advisory fees, employee severance, and other expenses associated with locations identified for closure.
Acquisition and integration related expenses for second quarter and first six months of 2021 resulted from the pending merger with Old National and for the same periods in 2020, resulted from the acquisition of Park Bank.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and six months ended June 30, 2021 and 2020 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income tax expense	$69,139	$25,246	$131,534	$51,320
Income tax expense:
Federal income tax expense	$12,941	$4,963	$25,572	$10,300
State income tax expense	5,077	1,219	9,818	2,350
Total income tax expense	$18,018	$6,182	$35,390	$12,650
Effective income tax rate	26.1%	24.5%	26.9%	24.6%
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
The increase in income tax expense for the second quarter of 2021 and the first six months of 2021 was driven primarily by higher levels of income subject to tax at statutory rates and a decrease in federal and state tax exempt income. The increase compared to the first six months of 2020 was also impacted by $1.1 million in income tax expense related to share-based payments.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$1,000	$3	$1,003	—	$12,001	$50	$12,051	0.4
U.S. agency securities	612,173	(13,376)	598,797	19.0	654,321	(1,847)	652,474	21.1
Collateralized mortgage obligations ("CMOs")	1,336,291	3,335	1,339,626	42.4	1,415,312	23,206	1,438,518	46.5
Other mortgage-backed securities ("MBSs")	808,967	5,394	814,361	25.8	566,830	14,010	580,840	18.8
Municipal securities	212,308	9,593	221,901	7.0	224,446	11,569	236,015	7.6
Corporate debt securities	173,069	7,437	180,506	5.7	170,570	5,940	176,510	5.7
Total securities available-for-sale	$3,143,808	$12,386	$3,156,194	100.0	$3,043,480	$52,928	$3,096,408	100.0
Securities Held-to-Maturity
Municipal securities(1)	$11,593	$(468)	$11,125		$12,071	$(385)	$11,686
Equity Securities			$112,977				$76,404
(1)Net of $220,000 of allowance for securities held-to-maturity as of June 30, 2021 and December 31, 2020.
Portfolio Composition
As of June 30, 2021, our securities available-for-sale portfolio totaled $3.2 billion, increasing $59.8 million, or 1.9%, from December 31, 2020. The increase was driven primarily by purchases of MBSs, partially offset by sales, maturities, calls, and prepayments, as well as a change in unrealized gains (losses) resulting from higher market interest rates.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides a predictable cash flow.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of June 30, 2021 and December 31, 2020.
Table 8
Securities Effective Duration Analysis

	As of June 30, 2021			As of December 31, 2020
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	0.13%	0.17	2.09%	0.20%	0.23	2.45%
U.S. agency securities	6.41%	12.72	2.20%	5.07%	7.29	2.31%
CMOs	3.82%	4.87	1.92%	3.19%	3.84	1.99%
MBSs	3.46%	4.88	1.92%	2.68%	3.65	2.13%
Municipal securities	4.82%	5.10	2.80%	4.66%	4.84	2.81%
Corporate debt securities	2.20%	3.98	2.78%	2.27%	4.48	2.78%
Total securities available-for-sale	4.21%	6.37	2.08%	3.54%	4.64	2.19%
Securities Held-to-Maturity
Municipal securities	4.55%	5.69	4.71%	6.81%	9.14	4.75%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 6.37 years and 4.21%, respectively, as of June 30, 2021, up from 4.64 years and 3.54% as of December 31, 2020. The increase resulted primarily from purchases of MBSs in a higher market interest rate environment during the first six months of 2021.
Realized Gains and Losses
There were no securities gains (losses) or impairment charges recognized during the second quarter and first six months of 2021. There were no securities gains (losses) for the second quarter of 2020 and $1.0 million of net securities losses for the first six months of 2020 as a result of repositioning of the securities portfolio due to market conditions.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in AOCI, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market interest rates drove the change to $12.4 million of unrealized gains as of June 30, 2021 compared to $52.9 million of unrealized gains as of December 31, 2020.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 69.9% of total loans as of June 30, 2021. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of June 30, 2021	% of Total Loans	As of December 31, 2020	% of Total Loans	% Change
Commercial and industrial	$4,608,148	30.6	$4,578,254	31.0	0.7
Agricultural	342,834	2.3	364,038	2.5	(5.8)
Commercial real estate:
Office, retail, and industrial	1,807,428	12.0	1,861,768	12.6	(2.9)
Multi-family	1,012,722	6.7	872,813	5.9	16.0
Construction	577,338	3.9	612,611	4.2	(5.8)
Other commercial real estate	1,461,370	9.7	1,481,976	10.0	(1.4)
Total commercial real estate	4,858,858	32.3	4,829,168	32.7	0.6
Total corporate loans, excluding PPP loans	9,809,840	65.2	9,771,460	66.2	0.4
PPP loans	705,915	4.7	785,563	5.3	(10.1)
Total corporate loans	10,515,755	69.9	10,557,023	71.5	(0.4)
Home equity	629,367	4.2	761,725	5.2	(17.4)
1-4 family mortgages	3,287,773	21.9	3,022,413	20.5	8.8
Installment	602,324	4.0	410,071	2.8	46.9
Total consumer loans	4,519,464	30.1	4,194,209	28.5	7.8
Total loans	$15,035,219	100.0	$14,751,232	100.0	1.9

Total loans includes loans originated under the PPP loan program beginning in the second quarter of 2020, which totaled $705.9 million and $785.6 million as of June 30, 2021 and December 31, 2020, respectively. Excluding these loans, total loans were up 5% annualized from December 31, 2020. Strong production and line usage within our middle market and sector-based lending businesses drove growth in corporate loans, excluding PPP loans, which was partially offset by excess borrower liquidity and paydowns as a result of the pandemic.
Growth in consumer loans compared to December 31, 2020 resulted primarily from purchases of 1-4 family mortgages and installment loans, as well as strong production in the 1-4 family mortgages portfolio, which more than offset higher prepayments.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 32.9% of total loans, and totaled $5.0 billion at June 30, 2021, a decrease of $8.7 million, or 0.2%, from December 31, 2020. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of June 30, 2021 and December 31, 2020.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of June 30, 2021	% of Total	As of December 31, 2020	% of Total
Office, retail, and industrial:
Office	$594,253	12.2	$626,641	13.0
Retail	559,573	11.5	579,700	12.0
Industrial	653,602	13.5	655,427	13.6
Total office, retail, and industrial	1,807,428	37.2	1,861,768	38.6
Multi-family	1,012,722	20.8	872,813	18.1
Construction	577,338	11.9	612,611	12.7
Other commercial real estate:
Multi-use properties	443,771	9.1	324,291	6.7
Rental properties	250,468	5.2	295,232	6.1
Warehouses and storage	162,722	3.3	173,837	3.6
Hotels	154,203	3.2	156,971	3.3
Service stations and truck stops	99,978	2.1	103,077	2.1
Restaurants	95,701	2.0	104,508	2.2
Recreational	72,958	1.5	87,283	1.8
Other	181,569	3.7	236,777	4.8
Total other commercial real estate	1,461,370	30.1	1,481,976	30.6
Total commercial real estate	$4,858,858	100.0	$4,829,168	100.0
Commercial real estate loans represent 32.3% of total loans, and totaled $4.9 billion at June 30, 2021, decreasing $29.7 million, or 0.6%, from December 31, 2020.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 48% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of June 30, 2021. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 161% and construction loans to total capital was 23% as of June 30, 2021. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.

As a result of the Company's review of its loan portfolio in connection with the pandemic, certain elevated risk segments were identified in the corporate loan portfolio including recreation and entertainment, hotels, and restaurants, which are included in commercial and industrial loans in addition to commercial real estate loans detailed above. As of June 30, 2021, these elevated risk segments totaled $468 million, 3.3% of our granular and diverse total loan portfolio, excluding PPP loans.
PPP Loans
The Company began originating PPP loans during the second quarter of 2020 as a part of the SBA's program established by the CARES Act. These loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met.
Consumer Loans
Consumer loans represented 30.1% of total loans, and totaled $4.5 billion at June 30, 2021, an increase of $325.3 million, or 7.8%, from December 31, 2020. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of the Company's review of its loan portfolio in connection with the pandemic, unsecured installment loans were identified as an elevated risk segment in the consumer loan portfolio, which totaled approximately $204 million and was 1.4% of our total loan portfolio, excluding PPP loans, as of June 30, 2021. These loans are high credit quality, geographically dispersed, high-yielding, have average loan sizes of less than $9,000, and do not include any sub-prime loans, which reduces our risk exposure.
Allowance for Credit Losses
Methodology for the Allowance for Credit Losses
On January 1, 2020, the Company adopted current expected credit losses ("CECL"), which requires the Company to present financial assets measured at amortized cost at the net amount expected to be collected considering an entity's current estimate of all expected credit losses. Prior to the adoption of CECL, the allowance for credit losses ("ACL") was estimated using an incurred loss model based on historical loss experience. The adoption of CECL impacted both the level of ACL reserves as well as other asset quality metrics due to the change in accounting for acquired PCD loans. As a result, certain metrics are presented excluding PCD loans to provide comparability to prior periods.
The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments and is maintained by management at a level believed adequate to absorb current expected credit losses in the existing loan portfolio. The determination of the ACL is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on non-accrual loans, actual loss experience, consideration of current national, regional, and local economic trends and conditions, reasonable and supportable forecasts about the future, changes in interest rates and property values, various internal and external qualitative factors, and other factors.
While management utilizes its best judgment and information available, the ultimate adequacy of the ACL depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the ACL is an appropriate estimate of current expected credit losses in the existing loan portfolio as of June 30, 2021.
The accounting policy for the ACL is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 11
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Change in ACL
Beginning balance	$243,384	$247,042	$246,873	$247,677	$226,701
Allowance established for acquired PCD loans	—	—	1	(1,188)	1,250
Loan charge-offs:
Commercial, industrial, and agricultural	16,766	2,841	7,279	6,853	5,673
Office, retail, and industrial	3,898	4,477	1,706	1,344	3,092
Multi-family	4	—	19	—	9
Construction	218	—	140	4,889	798
Other commercial real estate	585	486	1,006	1,823	31
Consumer	2,156	3,513	2,977	2,629	4,631
Total loan charge-offs	23,627	11,317	13,127	17,538	14,234
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,033	738	1,964	1,118	820
Office, retail, and industrial	20	100	5	5	6
Multi-family	2	5	—	—	—
Construction	10	—	—	—	—
Other commercial real estate	126	115	90	70	12
Consumer	678	603	529	602	473
Total recoveries of loan charge-offs	2,869	1,561	2,588	1,795	1,311
Net loan charge-offs	20,758	9,756	10,539	15,743	12,923
Provision for loan losses	—	6,098	10,507	15,927	32,649
Increase in allowance for unfunded commitments	600	—	200	200	—
Ending balance	$223,226	$243,384	$247,042	$246,873	$247,677
Total net loan charge-offs, excluding PCD loans	$16,421	$7,649	$4,051	$8,820	$9,090
ACL
Allowance for loan losses	$214,601	$235,359	$239,017	$239,048	$240,052
Allowance for unfunded commitments	8,625	8,025	8,025	7,825	7,625
Total ACL	$223,226	$243,384	$247,042	$246,873	$247,677
ACL to loans	1.48%	1.60%	1.67%	1.68%	1.66%
ACL to loans, excluding PPP loans(1)	1.56%	1.73%	1.77%	1.83%	1.80%
ACL to non-accrual loans	179.32%	153.67%	173.33%	171.95%	177.98%
Net loan charge-offs to average loans, annualized	0.55%	0.26%	0.29%	0.42%	0.36%
Net loan charge-offs to average loans, excluding PCD and PPP loans, annualized(1)	0.47%	0.22%	0.12%	0.26%	0.27%
(1)This ratio excludes PPP loans that are fully guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.
Activity in the Allowance for Credit Losses
The ACL was $223.2 million or 1.48% of total loans as of June 30, 2021, decreasing $23.8 million and $24.5 million compared to December 31, 2020 and June 30, 2020, respectively. Excluding the impact of PPP loans, ACL to total loans was 1.56% as of June 30, 2021, compared to 1.77% and 1.80% as of December 31, 2020 and June 30, 2020, respectively. The decrease from both prior periods reflects net charge-offs on PCD loans that previously had an ACL established upon acquisition, net charge-offs resulting from the final resolution of certain corporate credits, and an improving credit environment.
Net loan charge-offs to average loans, annualized, was 0.55%, or $20.8 million, for the second quarter of 2021, compared to 0.29% and 0.36% for the fourth and second quarters of 2020, respectively. Excluding charge-offs on PCD loans, net loan charge-offs to average loans was 0.47% for the second quarter of 2021 compared to 0.12% and 0.27% for the fourth and second quarters of 2020, respectively. The increase in net loan charge-offs compared to both prior periods resulted largely from net charge-offs resulting from the final resolution of certain corporate credits.
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
Table 12
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of June 30, 2021
Commercial and industrial	$4,554,725	$7,873	$392	$45,158	$4,608,148
Agricultural	335,699	—	—	7,135	342,834
Commercial real estate:
Office, retail, and industrial	1,786,230	1,714	—	19,484	1,807,428
Multi-family	1,009,307	—	—	3,415	1,012,722
Construction	574,329	40	—	2,969	577,338
Other commercial real estate	1,434,943	2,490	122	23,815	1,461,370
Total commercial real estate	4,804,809	4,244	122	49,683	4,858,858
Total corporate loans, excluding PPP loans	9,695,233	12,117	514	101,976	9,809,840
PPP loans	705,915	—	—	—	705,915
Total corporate loans	10,401,148	12,117	514	101,976	10,515,755
Home equity	617,965	1,431	23	9,948	629,367
1-4 family mortgages	3,271,477	3,738	—	12,558	3,287,773
Installment	598,218	3,765	341	—	602,324
Total consumer loans	4,487,660	8,934	364	22,506	4,519,464
Total loans	$14,888,808	$21,051	$878	$124,482	$15,035,219
As of December 31, 2020
Commercial and industrial	$4,525,542	$9,156	$591	$42,965	$4,578,254
Agricultural	353,319	—	—	10,719	364,038
Commercial real estate:
Office, retail, and industrial	1,825,424	1,863	257	34,224	1,861,768
Multi-family	867,815	2,510	—	2,488	872,813
Construction	606,566	—	1,065	4,980	612,611
Other commercial real estate	1,441,716	14,002	434	25,824	1,481,976
Total commercial real estate	4,741,521	18,375	1,756	67,516	4,829,168
Total corporate loans, excluding PPP loans	9,620,382	27,531	2,347	121,200	9,771,460
PPP loans	785,563	—	—	—	785,563
Total corporate loans	10,405,945	27,531	2,347	121,200	10,557,023
Home equity	745,113	4,861	956	10,795	761,725
1-4 family mortgages	3,007,767	4,001	115	10,530	3,022,413
Installment	404,831	4,263	977	—	410,071
Total consumer loans	4,157,711	13,125	2,048	21,325	4,194,209
Total loans	$14,563,656	$40,656	$4,395	$142,525	$14,751,232

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 13
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Non-accrual loans, excluding PCD loans(1)	$101,381	$128,650	$109,957	$103,582	$94,044
Non-accrual PCD loans	23,101	29,734	32,568	39,990	45,116
Total non-accrual loans	124,482	158,384	142,525	143,572	139,160
90 days or more past due loans, still accruing interest	878	5,354	4,395	3,781	3,241
Total non-performing loans	125,360	163,738	146,920	147,353	142,401
Accruing TDRs	782	798	813	841	1,201
Foreclosed assets(2)	26,732	13,228	16,671	15,299	19,024
Total non-performing assets	$152,874	$177,764	$164,404	$163,493	$162,626
30-89 days past due loans	$21,051	$30,973	$40,656	$21,551	$36,342
Non-accrual loans to total loans:
Non-accrual loans to total loans	0.83%	1.04%	0.97%	0.98%	0.93%
Non-accrual loans to total loans, excluding PPP loans(1)(3)	0.87%	1.13%	1.02%	1.07%	1.01%
Non-accrual loans to total loans, excluding PCD and PPP loans(1)(3)	0.72%	0.93%	0.80%	0.78%	0.70%
Non-performing loans to total loans:
NPLs to total loans	0.83%	1.08%	1.00%	1.01%	0.95%
NPLs to total loans, excluding PPP loans(1)(3)	0.87%	1.16%	1.05%	1.10%	1.04%
NPLs to total loans, excluding PCD and PPP loans(1)(3)	0.72%	0.97%	0.83%	0.81%	0.72%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	1.01%	1.17%	1.11%	1.11%	1.09%
NPAs to total loans plus foreclosed assets, excluding PPP loans(1)(3)	1.06%	1.26%	1.18%	1.21%	1.18%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	0.92%	1.07%	0.96%	0.93%	0.87%
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
Total NPAs represented 1.01% of total loans and foreclosed assets at June 30, 2021, compared to 1.11% and 1.09% at December 31, 2020 and June 30, 2020, respectively. Excluding the impact of PCD and PPP loans, NPAs to total loans plus foreclosed assets was 0.92% at June 30, 2021 compared to 0.96% at December 31, 2020 and 0.87% at June 30, 2020, reflective of the final resolution of certain corporate credits and normal fluctuations that occur on a quarterly basis. Foreclosed assets was impacted by the transfer of one corporate loan relationship from non-accrual loans during the second quarter of 2021.

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
Table 14
TDRs by Type
(Dollar amounts in thousands)

	As of
	June 30, 2021		December 31, 2020		June 30, 2020
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	3	$6,923	6	$8,859	7	$9,524
Commercial real estate:
Office, retail, and industrial	—	—	1	2,340	1	2,340
Multi-family	1	153	1	160	1	160
Other commercial real estate	2	164	2	184	2	198
Total commercial real estate	3	317	4	2,684	4	2,698
Total corporate loans	6	7,240	10	11,543	11	12,222
Home equity	5	138	5	147	7	210
1-4 family mortgages	8	807	8	826	9	862
Installment	—	—	—	—	—	—
Total consumer loans	13	945	13	973	16	1,072
Total TDRs	19	$8,185	23	$12,516	27	$13,294
Accruing TDRs	9	$782	9	$813	12	$1,201
Non-accrual TDRs	10	7,403	14	11,703	15	12,093
Total TDRs	19	$8,185	23	$12,516	27	$13,294
Year-to-date charge-offs on TDRs		$1,026		$7,247		$6,102
Specific allowances related to TDRs		252		140		2,385
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of June 30, 2021, the Company has eligible modifications with outstanding balances totaling $88.5 million, which are not classified as TDRs.

Performing Loans Classified as Substandard and Special Mention
Performing loans classified as substandard and special mention excludes accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 15
Performing Loans Classified as Substandard and Special Mention
(Dollar amounts in thousands)

	As of June 30, 2021			As of December 31, 2020
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$124,035	$144,012	$268,047	$225,943	$152,158	$378,101
Agricultural	21,605	6,038	27,643	21,034	12,676	33,710
Commercial real estate	197,907	175,677	373,584	162,106	192,385	354,491
Total performing loans classified as substandard and special mention(5)	$343,547	$325,727	$669,274	$409,083	$357,219	$766,302
PCD performing loans classified as substandard and special mention	$19,842	$42,467	$62,309	$40,165	$38,020	$78,185
Performing loans classified as substandard and special mention to corporate loans	3.27%	3.10%	6.36%	3.88%	3.38%	7.26%
Performing loans classified as substandard and special mention to corporate loans, excluding PPP loans(4)(5)	3.50%	3.32%	6.82%	4.19%	3.65%	7.84%
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
Performing loans classified as substandard and special mention to corporate loans was $669 million at June 30, 2021 compared to $766 million at December 31, 2020. The decrease was due primarily to the payoff of certain corporate credits in addition to upgrade and downgrade activity.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 16
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	June 30, 2021	December 31, 2020	June 30, 2020
Single-family homes	$—	$191	$1,639
Land parcels:
Raw land	—	—	—
Commercial lots	3,746	4,906	4,253
Single-family lots	1,543	1,543	1,543
Total land parcels	5,289	6,449	5,796
Multi-family units	—	117	117
Commercial properties	—	1,496	2,395
Total OREO	5,289	8,253	9,947
Other foreclosed assets(1)	21,443	8,418	9,077
Total	$26,732	$16,671	$19,024
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
A rollforward of foreclosed assets balances for the quarters and six months ended June 30, 2021 and 2020 is presented in the following table.
Table 17
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$13,228	$21,027	$16,671	$20,458
Transfers from loans	14,759	—	14,759	121
Acquisitions	—	133	—	2,001
Acquisition accounting adjustment	—	—	—	(567)
Proceeds from sales	(1,389)	(328)	(3,474)	(1,053)
Gains on sales of foreclosed assets	134	—	266	142
Valuation adjustments	—	(1,808)	(1,490)	(2,078)
Ending balance	$26,732	$19,024	$26,732	$19,024

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			June 30, 2021 % Change From
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
Demand deposits	$6,254,791	$5,753,600	$5,305,109	8.7	17.9
Savings deposits	2,740,893	2,436,930	2,246,643	12.5	22.0
NOW accounts	3,048,990	2,774,989	2,549,088	9.9	19.6
Money market accounts	3,055,420	2,923,881	2,663,622	4.5	14.7
Core deposits	15,100,094	13,889,400	12,764,462	8.7	18.3
Time deposits	1,876,216	2,035,847	2,431,312	(7.8)	(22.8)
Brokered deposits	—	11,413	108,684	N/M	N/M
Total time deposits	1,876,216	2,047,260	2,539,996	(8.4)	(26.1)
Total deposits	16,976,310	15,936,660	15,304,458	6.5	10.9
Securities sold under agreements to repurchase	135,865	137,421	130,122	(1.1)	4.4
Federal funds purchased	—	—	68,057	N/M	N/M
FHLB advances	1,152,242	1,524,311	2,268,121	(24.4)	(49.2)
Total borrowed funds	1,288,107	1,661,732	2,466,300	(22.5)	(47.8)
Senior and subordinated debt	235,080	234,669	234,259	0.2	0.4
Total funding sources	$18,499,497	$17,833,061	$18,005,017	3.7	2.7
Average interest rate paid on borrowed funds	0.97%	1.00%	0.51%
Weighted-average maturity of FHLB advances	90.2 months	78.9 months	60.4 months
Weighted-average interest rate of FHLB advances	1.06%	0.92%	0.76%
N/M – Not meaningful
Total average funding sources for the second quarter of 2021 increased $666.4 million, or 3.7%, from the fourth quarter of 2020 and increased $494.5 million, or 2.7%, compared to the second quarter of 2020. The increase compared to both prior periods was driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, partially offset by a decrease in FHLB advances. In addition, seasonal municipal deposits contributed to the increase compared to the fourth quarter of 2020.
As of June 30, 2021, the Company had $9.1 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $5.5 billion of the additional funding comprised of $2.6 billion of unencumbered securities and cash, $833.0 million of Federal Reserve availability, and $2.0 billion of available FHLB capacity. In addition, the Company had the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund certain demand for PPP loans through July 30, 2021. As of June 30, 2021 no amount was outstanding under the PPPLF.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2021		June 30, 2020
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$148,896	0.04	$130,667	0.05
Federal funds purchased	—	—	200,000	0.05
FHLB advances	1,150,528	1.06	1,974,528	0.76
Total borrowed funds	$1,299,424	0.94	$2,305,195	0.65
Average for the year-to-date period:
Securities sold under agreements to repurchase	$139,512	0.06	$117,255	0.11
Federal funds purchased	—	—	163,178	1.09
FHLB advances	1,169,125	1.07	1,956,567	0.83
Total borrowed funds	$1,308,637	0.96	$2,237,000	0.81
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$158,220		$159,751
Federal funds purchased	—		400,000
FHLB advances	1,404,528		2,420,528
Average borrowed funds totaled $1.3 billion for the first six months of 2021, decreasing by $928.4 million compared to the same period in 2020. This decrease was due primarily to lower levels of FHLB advances and federal funds purchased. The weighted-average rate on borrowed funds for the first six months of 2020 was impacted by the hedging of $1.1 billion of borrowed funds as of June 30, 2020, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.00% as of June 30, 2020. For a detailed discussion of interest rate swaps, see Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company has a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility that matures on September 26, 2021. Advances will bear interest at a rate equal to one-month LIBOR plus 1.75%, adjusted on a monthly basis, and the Company must pay an unused facility fee equal to 0.35% per annum on a quarterly basis. As of June 30, 2021, no amount was outstanding under the facility.
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
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank and Company as "well-capitalized" were exceeded as of June 30, 2021 and December 31, 2020.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of June 30, 2021
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	June 30, 2021	December 31, 2020
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.58%	11.24%	10.50%	$168,155	10.00%	$245,674
Tier 1 capital to risk-weighted assets	10.63%	10.20%	8.50%	$330,267	8.00%	$407,787
CET1 to risk-weighted assets	10.63%	10.20%	7.00%	$562,826	6.50%	$640,345
Tier 1 capital to average assets	8.02%	7.86%	4.00%	$826,556	5.00%	$621,171
Company regulatory capital ratios
Total capital to risk-weighted assets	14.19%	14.14%	10.50%	$575,442	10.00%	$653,444
Tier 1 capital to risk-weighted assets	11.71%	11.55%	8.50%	$500,624	6.00%	$890,630
CET1 to risk-weighted assets	10.23%	10.06%	7.00%	$504,128	N/A	N/A
Tier 1 capital to average assets	8.85%	8.91%	4.00%	$1,001,125	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.48%	7.67%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.74%	7.98%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets	7.50%	7.54%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets, excluding PPP loans	7.77%	7.85%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	9.92%	9.93%	N/A	N/A	N/A	N/A
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
Regulatory capital ratios increased compared to December 31, 2020 as a result of retained earnings and the mix of risk-weighted assets, partially offset by the approximately 10 basis point impact of stock repurchases completed in the first six months of 2021. The Company elected the five-year CECL transition relief for regulatory capital, which retained approximately 30 basis points of CET1 and Tier 1 capital as of June 30, 2021.
In February 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 30 basis points of CET1 and Tier 1 capital as of June 30, 2021. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accord with GAAP.

The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Stock Repurchase Program
During the first quarter of 2021, the Company announced that it would restart repurchases of its outstanding shares of common stock under its stock repurchase program after suspending repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the six months ended June 30, 2021. The Company did not repurchase any shares of its common stock during the second quarter of 2021.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the second quarter of 2021, which is consistent with the fourth quarter of 2020. This dividend represents the 154th consecutive cash dividend paid by the Company since its inception in 1983.
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
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include optimization costs (second quarter and first six months of 2021), acquisition and integration related expenses associated with completed and pending transactions (all periods), and net securities losses (first quarter of 2020). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
EPS
Net income	$51,121	$19,064	$96,144	$38,670
Preferred dividends	(4,034)	(1,037)	(8,068)	(1,037)
Net income applicable to non-vested restricted shares	(521)	(187)	(1,007)	(379)
Net income applicable to common shares	46,566	17,840	87,069	37,254
Adjustments to net income:
Acquisition and integration related expenses	7,773	5,249	8,018	10,721
Tax effect of acquisition and integration related expenses	(1,943)	(1,312)	(2,004)	(2,680)
Optimization costs	31	—	1,556	—
Tax effect of optimization costs	(8)	—	(389)	—
Net securities losses	—	—	—	1,005
Tax effect of net securities losses	—	—	—	(251)
Total adjustments to net income, net of tax	5,853	3,937	7,181	8,795
Net income applicable to common shares, adjusted	$52,419	$21,777	$94,250	$46,049
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,865	113,145	112,980	111,533
Dilutive effect of common stock equivalents	775	191	757	339
Weighted-average diluted common shares outstanding	113,640	113,336	113,737	111,872
Basic EPS	$0.41	$0.16	$0.77	$0.33
Diluted EPS	$0.41	$0.16	$0.77	$0.33
Diluted EPS, adjusted	$0.46	$0.19	$0.83	$0.41
Return on Average Assets
Net income	$51,121	$19,064	$96,144	$38,670
Total adjustments to net income, net of tax(1)	5,853	3,937	7,181	8,795
Net income, adjusted	$56,974	$23,001	$103,325	$47,465
Average assets	$21,533,209	$20,868,106	$21,227,821	$19,636,463
Return on average assets(2)(3)	0.95%	0.37%	0.91%	0.40%
Return on average assets, adjusted(1)(2)(3)	1.06%	0.44%	0.98%	0.49%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$46,566	17,840	$87,069	$37,254
Intangibles amortization	2,798	2,820	5,605	5,590
Tax effect of intangibles amortization	(700)	(705)	(1,401)	(1,398)
Net income applicable to common shares, excluding intangibles amortization	48,664	19,955	91,273	41,446
Total adjustments to net income, net of tax(1)	5,853	3,937	7,181	8,795
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$54,517	$23,892	$98,454	$50,241
Average stockholders' common equity	$2,456,034	$2,443,212	$2,454,651	$2,429,184
Less: average intangible assets	(927,522)	(934,022)	(929,411)	(910,811)
Average tangible common equity	$1,528,512	$1,509,190	$1,525,240	$1,518,373
Return on average common equity(2)(3)	7.60%	2.94%	7.15%	3.08%
Return on average common equity, adjusted(1)(2)(3)	8.56%	3.58%	5.22%	3.81%
Return on average tangible common equity(2)(3)	12.77%	5.32%	12.07%	5.49%
Return on average tangible common equity, adjusted(1)(2)(3)	14.31%	6.37%	13.02%	6.65%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Efficiency Ratio Calculation
Noninterest expense	$121,419	$120,330	$239,844	$237,661
Less:
Acquisition and integration related expenses	(7,773)	(5,249)	(8,018)	(10,721)
Net OREO expense	(160)	(126)	(749)	(546)
Optimization costs	(31)	—	(1,556)	—
Total	$113,455	$114,955	$229,521	$226,394
Tax-equivalent net interest income(2)	$145,241	$146,389	$287,339	$291,117
Noninterest income	46,270	32,991	92,073	72,353
Less: net securities losses	—	—	—	1,005
Total	$191,511	$179,380	$379,412	$364,475
Efficiency ratio	59.24%	64.08%	60.49%	62.12%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	June 30, 2021	December 31, 2020
Tangible Common Equity
Stockholders' equity	$2,473,648	$2,459,506
Less: goodwill and other intangible assets	(926,176)	(932,764)
Tangible common equity	1,547,472	1,526,742
Less: AOCI	5,941	(26,379)
Tangible common equity, excluding AOCI	$1,553,413	$1,500,363
Total assets	$21,625,424	$20,838,678
Less: goodwill and other intangible assets	(926,176)	(932,764)
Tangible assets	20,699,248	19,905,914
Less: PPP loans	(705,915)	(785,563)
Tangible assets	$19,993,333	$19,120,351
Risk-weighted assets	$15,600,262	$15,380,240
Tangible common equity to tangible assets	7.48%	7.67%
Tangible common equity to tangible assets, excluding PPP loans	7.74%	7.98%
Tangible common equity, excluding AOCI, to tangible assets	7.50%	7.54%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.77%	7.85%
Tangible common equity to risk-weighted assets	9.92%	9.93%

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 53% of the loan portfolio consisted of fixed rate loans and 47% were floating rate loans as of June 30, 2021, compared to 50% and 50% at December 31, 2020. See Note 11 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of June 30, 2021, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 72% of the total compared to 28% for floating rate interest-bearing deposits in other banks, compared to 78% of the total compared to 22% for the floating rate interest-bearing deposits in other banks at December 31, 2020. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $1.4 billion, or 20%, of the floating rate loan portfolio as of June 30, 2021 and 15% of December 31, 2020. On the liability side of the balance sheet, 89% and 87% of deposits as of June 30, 2021 and December 31, 2020 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of June 30, 2021
Dollar change	$124,123	$82,030	$39,109	$(19,393)
Percent change	21.7%	14.3%	6.8%	(3.4)%
As of December 31, 2020
Dollar change	$119,586	$80,601	$39,751	$(15,398)
Percent change	21.3%	14.4%	7.1%	(2.7)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of June 30, 2021 would increase net interest income by $39.1 million, or 6.8%, over the next twelve months compared to no change in interest rates. This same measure was $39.8 million, or 7.1%, as of December 31, 2020.
Overall, interest rate risk volatility as of June 30, 2021 was consistent with December 31, 2020 due to an increase in fixed rate loans and floating rate loans with active interest rate floors that was offset by increased balance sheet liquidity and reduced funding needs.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At June 30, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
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
As a result of First Midwest entering into the merger agreement with Old National, certain risk factors have been identified:
First Midwest has incurred and is expected to incur substantial costs related to the merger with Old National (the "merger") and integration.
First Midwest has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by First Midwest regardless of whether or not the merger is completed.

Combining Old National and First Midwest may be more difficult, costly or time-consuming than expected, and First Midwest may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Old National and First Midwest. To realize the anticipated benefits and cost savings from the merger, Old National and First Midwest must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If Old National and First Midwest are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
Old National and First Midwest have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on First Midwest during this transition period and for an undetermined period after completion of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Old National and First Midwest. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The combined company may be unable to retain Old National and/or First Midwest personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Old National and First Midwest. It is possible that these employees may decide not to remain with Old National or First Midwest, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Old National and First Midwest are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Old National and First Midwest could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Old National and First Midwest also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of First Midwest. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of First Midwest, or the business operations of First Midwest are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of Old National and First Midwest may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and regulators may impose additional requirements on Old National or First Midwest that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the subsequent merger of First Midwest Bank and Old National Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board and the OCC and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Old National nor First Midwest, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
Failure to complete the merger could negatively impact First Midwest.
If the merger is not completed for any reason, including as a result of Old National shareholders failing to approve the Old National merger proposal or First Midwest stockholders failing to approve the First Midwest merger proposal at each company’s respective special meeting to be held on September 15, 2021, there may be various adverse consequences and First Midwest may experience negative reactions from the financial markets and from its customers and employees. For example, First Midwest’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of First Midwest common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. First Midwest also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against First Midwest to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, First Midwest may be required to pay a termination fee of $97 million to Old National.
Additionally, First Midwest has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, First Midwest would have to pay these expenses without realizing the expected benefits of the merger.
First Midwest will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on First Midwest. These uncertainties may impair First Midwest’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with First Midwest to seek to change existing business relationships with First Midwest. In addition, subject to certain exceptions, First Midwest has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Old National. These restrictions may prevent First Midwest from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Shareholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of First Midwest.
A civil litigation related to the merger has been filed against First Midwest. Among other remedies, this civil litigation seeks, and additional litigation related to the merger in the future may seek, damages and/or to enjoin the merger. While First Midwest believes that the claims asserted in the civil litigation are without merit, if any plaintiff were successful in obtaining an injunction prohibiting First Midwest or Old National from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to First Midwest, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of First Midwest.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Midwest stockholders of the First Midwest merger proposal and the approval by Old National shareholders of the Old National merger proposal at each company’s respective special meeting to be held on September 15, 2021; (ii) authorization for listing on NASDAQ of the shares of Old National common stock and new Old National preferred stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the OCC; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder and stockholder approvals, or Old National or First Midwest may elect to terminate the merger agreement in certain other circumstances.
Because the market price of Old National common stock may fluctuate, First Midwest stockholders cannot be certain of the market value of the merger consideration they will receive.
In the merger, each share of First Midwest common stock issued and outstanding immediately prior to the effective time, will be converted into 1.1336 shares of Old National common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Old National common stock or First Midwest common stock. Changes in the price of Old National common stock between now and the time of the merger will affect the value that First Midwest stockholders will receive in the merger. Neither Old National nor First Midwest is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Old National common stock or First Midwest common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Old National’s and First Midwest’s businesses, operations and prospects, the recent volatility in the prices of securities in global financial markets, including market prices of Old National, First Midwest and other banking companies, the effects of the COVID-19 pandemic and regulatory considerations and tax laws, many of which are beyond Old National’s and First Midwest’s control. Therefore, First Midwest stockholders will not know the market value of the consideration that they will receive until the effective time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the second quarter of 2021. On February 26, 2020, the Company announced a stock repurchase program under which the Company is authorized to repurchase up to $200 million of its outstanding shares of common stock through December 31, 2021. The Company repurchased $14.9 million during the first six months of 2021 and did not repurchase any shares of its common stock during the second quarter of 2021 under the stock repurchase program. Purchases below consist of shares acquired pursuant to the Company's share-based compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2021	1,149	$21.57	—	$173,529,294
May 1 - May 31, 2021	2,599	21.16	—	173,529,294
June 1 - June 30, 2021	377	20.92	—	173,529,294
Total	4,125	$21.25	—

(1)Consists of shares acquired pursuant to the Company's share-based compensation plans. Under the terms of the Company's share-based compensation plans, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated May 30, 2021, by and between the Company and Old National Bancorp is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021.(2)

10.1
Letter Agreement, dated May 30, 2021, by and between the Company and Michael L. Scudder is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021.(3)

10.2
Letter Agreement, dated May 30, 2021, by and between the Company and Mark G. Sander is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021.(3)

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
(1)Furnished, not filed.
(2)Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
(3)Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PATRICK S. BARRETT
Patrick S. Barrett Executive Vice President and Chief Financial Officer*
Date: August 4, 2021
* Duly authorized to sign on behalf of the registrant.