Form 10-Q
period 2021-09-30
FIRST MIDWEST BANCORP INC
filed 2021-10-27
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 001-39320
______________________
(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
As of October 25, 2021, there were 114,159,965 shares of common stock, $0.01 par value, outstanding.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2021	December 31, 2020
Assets			(Unaudited)
Cash and due from banks			$270,020	$196,364
Interest-bearing deposits in other banks			1,654,917	920,880
Equity securities, at fair value			114,848	76,404
Securities available-for-sale, at fair value			3,212,908	3,096,408
Securities held-to-maturity, at amortized cost, net			10,853	12,071
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock, at cost			106,090	117,420
Loans			14,788,732	14,751,232
Allowance for loan losses			(206,241)	(239,017)
Net loans			14,582,491	14,512,215
Other real estate owned ("OREO")			5,106	8,253
Premises, furniture, and equipment, net			123,413	132,045
Investment in bank-owned life insurance ("BOLI")			300,387	301,101
Goodwill and other intangible assets			923,383	932,764
Accrued interest receivable and other assets			473,764	532,753
Total assets			$21,778,180	$20,838,678
Liabilities
Noninterest-bearing deposits			$6,097,698	$5,797,899
Interest-bearing deposits			11,100,704	10,214,565
Total deposits			17,198,402	16,012,464
Borrowed funds			1,274,572	1,546,414
Senior and subordinated debt			235,383	234,768
Accrued interest payable and other liabilities			346,600	355,026
Total liabilities			19,054,957	18,148,672
Stockholders' Equity
Preferred stock			230,500	230,500
Common stock			1,254	1,254
Additional paid-in capital			1,273,148	1,275,492
Retained earnings			1,479,481	1,388,525
Accumulated other comprehensive income (loss), net of tax			(25,381)	26,379
Treasury stock, at cost			(235,779)	(232,144)
Total stockholders' equity			2,723,223	2,690,006
Total liabilities and stockholders' equity			$21,778,180	$20,838,678

	September 30, 2021		December 31, 2020
	(Unaudited)
	Preferred	Common	Preferred	Common
	Shares	Shares	Shares	Shares
Par value per share	$—	$0.01	$—	$0.01
Shares authorized	1,000	250,000	1,000	250,000
Shares issued	231	125,380	231	125,367
Shares outstanding	231	114,167	231	114,296
Treasury shares	—	11,213	—	11,071

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Loans	$136,939	$138,228	$406,817	$426,833
Investment securities	15,659	19,082	47,583	59,706
Other short-term investments	2,074	1,775	5,422	4,817
Total interest income	154,672	159,085	459,822	491,356
Interest Expense
Deposits	2,863	6,837	9,451	34,031
Borrowed funds	3,146	6,021	9,365	15,018
Senior and subordinated debt	3,467	3,498	10,407	10,769
Total interest expense	9,476	16,356	29,223	59,818
Net interest income	145,196	142,729	430,599	431,538
Provision for loan losses	—	15,927	6,098	88,108
Net interest income after provision for loan losses	145,196	126,802	424,501	343,430
Noninterest Income
Wealth management fees	14,820	12,837	43,524	37,140
Service charges on deposit accounts	11,496	10,342	32,254	31,248
Mortgage banking income	6,664	6,659	23,600	11,924
Card-based fees	4,992	4,472	14,312	11,620
Capital market products income	1,333	886	5,376	6,302
Other service charges, commissions, and fees	2,832	2,823	8,416	7,583
Swap termination costs	—	(14,285)	—	(14,285)
Net securities gains	—	14,328	—	13,323
Other income	3,043	2,523	9,771	8,083
Total noninterest income	45,180	40,585	137,253	112,938
Noninterest Expense
Salaries and employee benefits	62,427	64,734	193,039	191,265
Net occupancy and equipment expense	14,198	13,736	42,604	43,079
Technology and related costs	10,742	10,416	31,479	28,817
Professional services	6,991	7,325	22,618	26,595
Net OREO expense	(4)	544	745	1,090
Other expenses	18,784	15,062	52,923	47,911
Acquisition and integration related expenses	2,916	881	10,934	11,602
Optimization costs	—	18,376	1,556	18,376
Total noninterest expense	116,054	131,074	355,898	368,735
Income before income tax expense	74,322	36,313	205,856	87,633
Income tax expense	19,459	8,690	54,849	21,340
Net income	$54,863	$27,623	$151,007	$66,293
Preferred dividends	(4,033)	(4,033)	(12,101)	(5,070)
Net income applicable to unvested restricted shares	(517)	(236)	(1,524)	(615)
Net income applicable to common shareholders	$50,313	$23,354	$137,382	$60,608

Per Common Share Data
Basic earnings per common share	$0.45	$0.21	$1.22	$0.54
Diluted earnings per common share	$0.44	$0.21	$1.21	$0.54
Dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Weighted-average common shares outstanding	112,898	113,160	112,953	112,079
Weighted-average diluted common shares outstanding	113,776	113,436	113,742	112,401

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$54,863	$27,623	$151,007	$66,293
Securities Available-for-Sale
Unrealized holding (losses) gains:
Before tax	(24,763)	(4,142)	(65,305)	54,683
Tax effect	6,837	1,138	18,017	(15,214)
Net of tax	(17,926)	(3,004)	(47,288)	39,469
Reclassification of net losses included in net income:
Before tax	—	14,328	—	13,323
Tax effect	—	(4,012)	—	(3,730)
Net of tax	—	10,316	—	9,593
Net unrealized holding (losses) gains	(17,926)	(13,320)	(47,288)	29,876
Derivative Instruments
Unrealized holding losses:
Before tax	(2,091)	28,614	(6,173)	11,274
Tax effect	577	(7,987)	1,701	(3,162)
Net of tax	(1,514)	20,627	(4,472)	8,112
Reclassification of net losses included in net income:
Before tax	—	(14,285)	—	(14,285)
Tax effect	—	4,000	—	4,000
Net of tax	—	(10,285)	—	(10,285)
Net unrealized holding (losses) gains	(1,514)	10,342	(4,472)	(2,173)
Total other comprehensive (loss) income	(19,440)	(2,978)	(51,760)	27,703
Total comprehensive income (loss)	$35,423	$24,645	$99,247	$93,996

	Accumulated Unrealized Gain (Loss) on Securities Available- for-Sale	Accumulated Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$15,808	$819	$(18,581)	$(1,954)
Other comprehensive income	29,876	(2,173)	—	27,703
Balance at September 30, 2020	$45,684	$(1,354)	$(18,581)	$25,749
Balance at December 31, 2020	$38,328	$10,179	$(22,128)	$26,379
Other comprehensive loss	(47,288)	(4,472)	—	(51,760)
Balance at September 30, 2021	$(8,960)	$5,707	$(22,128)	$(25,381)

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Quarter Ended September 30, 2020
Beginning balance	114,276	$230,500	$1,253	$1,268,647	$1,359,407	$28,727	$(232,323)	$2,656,211
Net income	—	—	—	—	27,623	—	—	27,623
Other comprehensive loss	—	—	—	—	—	(2,978)	—	(2,978)
Preferred dividends	—	—	—	—	(4,033)	—	—	(4,033)
Common dividends declared ($0.14 per common share)	—	—	—	—	(16,011)	—	—	(16,011)
Preferred stock issued	—	—	—	(265)	—	—	—	(265)
Common stock issued	6	—	1	76	—	—	—	77
Restricted stock activity	18	—	—	(131)	—	—	203	72
Treasury stock issued to benefit plans	11	—	—	(33)	—	—	(57)	(90)
Share-based compensation expense	(18)	—	—	3,565	—	—	—	3,565
Balance at September 30, 2020	114,293	$230,500	$1,254	$1,271,859	$1,366,986	$25,749	$(232,177)	$2,664,171
Quarter Ended September 30, 2021
Beginning balance	114,177	$230,500	$1,254	$1,269,192	$1,444,625	$(5,941)	$(235,482)	$2,704,148
Net income	—	—	—	—	54,863	—	—	54,863
Other comprehensive loss	—	—	—	—	—	(19,440)	—	(19,440)
Preferred dividends	—	—	—	—	(4,033)	—	—	(4,033)
Common dividends declared ($0.14 per common share)	—	—	—	—	(15,974)	—	—	(15,974)
Common stock issued	4	—	—	73	—	—	1	74
Restricted stock activity	(26)	—	—	487	—	—	(516)	(29)
Treasury stock issued to benefit plans	12	—	—	14	—	—	218	232
Share-based compensation expense	—	—	—	3,382	—	—	—	3,382
Balance at September 30, 2021	114,167	$230,500	$1,254	$1,273,148	$1,479,481	$(25,381)	$(235,779)	$2,723,223

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – (Continued)
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2020
Beginning balance	109,972	$—	$1,204	$1,211,274	$1,380,612	$(1,954)	$(220,343)	$2,370,793
Adjustment to apply recent accounting pronouncements(1)	—	—	—	—	(26,821)	—	—	(26,821)
Net income	—	—	—	—	66,293	—	—	66,293
Other comprehensive income	—	—	—	—	—	27,703	—	27,703
Preferred dividends	—	—	—	—	(5,070)	—	—	(5,070)
Common dividends declared ($0.42 per common share)	—	—	—	—	(48,028)	—	—	(48,028)
Repurchases of common stock	(1,171)	—	—	—	—	—	(22,557)	(22,557)
Acquisitions, net of issuance costs	4,930	—	49	71,834	—	—	—	71,883
Preferred stock issued	—	230,500	—	(9,453)	—	—	—	221,047
Common stock issued	49	—	1	327	—	—	679	1,007
Restricted stock activity	531	—	—	(13,311)	—	—	10,248	(3,063)
Treasury stock issued to benefit plans	—	—	—	(54)	—	—	(204)	(258)
Share-based compensation expense	(18)	—	—	11,242	—	—	—	11,242
Balance at September 30, 2020	114,293	$230,500	$1,254	$1,271,859	$1,366,986	$25,749	$(232,177)	$2,664,171
Nine Months Ended September 30, 2021
Beginning balance	114,296	$230,500	$1,254	$1,275,492	$1,388,525	$26,379	$(232,144)	$2,690,006
Net income	—	—	—	—	151,007	—	—	151,007
Other comprehensive loss	—	—	—	—	—	(51,760)	—	(51,760)
Preferred dividends	—	—	—	—	(12,101)	—	—	(12,101)
Common dividends declared ($0.42 per common share)	—	—	—	—	(47,950)	—	—	(47,950)
Repurchases of common stock	(715)	—	—	—	—	—	(14,929)	(14,929)
Common stock issued	73	—	—	129	—	—	1,044	1,173
Restricted stock activity	500	—	—	(14,047)	—	—	10,016	(4,031)
Treasury stock issued to benefit plans	13	—	—	35	—	—	234	269
Share-based compensation expense	—	—	—	11,539	—	—	—	11,539
Balance at September 30, 2021	114,167	$230,500	$1,254	$1,273,148	$1,479,481	$(25,381)	$(235,779)	$2,723,223

(1)As a result of accounting guidance adopted in the first quarter of 2020, a portion of the increase in allowance for credit losses, net of tax, was recognized as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

See accompanying unaudited notes to the condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$151,007	$66,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,098	88,108
Depreciation of premises, furniture, and equipment	11,149	12,540
Net amortization of premium on securities	15,465	16,203
Net securities gains	—	(13,323)
Gains on sales of 1-4 family mortgages and corporate loans held-for-sale	(22,205)	(14,091)
Net (gains) losses on sales and valuation adjustments of OREO	(141)	221
Amortization of the FDIC indemnification asset	—	892
Net (gains) losses on sales and valuation adjustments of premises, furniture, and equipment	(1,103)	9,033
BOLI income	(5,222)	(5,503)
Share-based compensation expense	11,539	11,242
Tax benefit related to share-based compensation	377	271
Amortization of other intangible assets	8,398	8,400
Originations of mortgage loans held-for-sale	(664,682)	(592,196)
Proceeds from sales of mortgage loans held-for-sale	713,775	551,105
Net increase in equity securities	(38,444)	(12,885)
Net decrease (increase) in accrued interest receivable and other assets	44,031	(111,925)
Net (decrease) increase in accrued interest payables and other liabilities	(7,508)	80,487
Net cash provided by operating activities	222,534	94,872
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	774,225	986,145
Proceeds from sales of securities available-for-sale	34,834	281,869
Purchases of securities available-for-sale	(1,006,329)	(1,499,176)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	1,218	9,934
Purchases of securities held-to-maturity	—	(10,050)
Net sales (purchases) of FHLB stock	11,330	(22,711)
Net increase in loans	(74,022)	(1,078,458)
Premiums paid on BOLI, net of proceeds from claims	5,936	3,922
Proceeds from sales of OREO	3,288	3,709
Proceeds from sales of premises, furniture, and equipment	3,908	1,132
Purchases of premises, furniture, and equipment	(5,321)	(7,680)
Net cash received from acquisition	—	142,282
Net cash used in investing activities	(250,933)	(1,189,082)
Financing Activities
Net increase in deposit accounts	1,185,938	1,570,219
Net (decrease) increase in borrowed funds	(271,842)	286,890
Swap termination costs	—	(14,285)
Net proceeds from the issuance of preferred stock	—	221,047
Repurchases of common stock	(14,929)	(22,557)
Cash dividends paid	(60,088)	(52,522)
Restricted stock activity	(2,987)	(3,063)
Net cash provided by financing activities	836,092	1,985,729
Net increase in cash and cash equivalents	807,693	891,519
Cash and cash equivalents at beginning of period	1,117,244	299,221
Cash and cash equivalents at end of period	$1,924,937	$1,190,740

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$41,507	$40,012
Interest paid to depositors and creditors	31,134	65,198
Dividends declared, but unpaid	15,825	15,859
Stock issued for acquisitions, net of issuance costs	—	71,883
Non-cash transfers of loans to OREO	—	121
Non-cash transfers of loans held-for-investment to (from) loans held-for-sale	14,875	(243)

See accompanying unaudited notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements ("consolidated financial statements") of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments that management deems necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

3. ACQUISITIONS
Pending Merger
On June 1, 2021, the Company and Old National Bancorp ("Old National"), the holding company for Old National Bank, jointly announced that they entered into a definitive merger agreement to combine in an all-stock merger of equals transaction to create a premier Midwestern bank with approximately $45 billion of combined assets. The merger agreement provides for a fixed exchange ratio whereby holders of Company common stock will receive 1.1336 shares of Old National common stock for each share of Company common stock they own, other than certain shares held by the Company or Old National. In addition, the merger agreement provides that holders of Company depositary shares representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A or Series C, will receive an equal amount of Old National depositary shares each representing a 1/40th interest in a share of a corresponding new series of Old National preferred stock having terms that are not materially less favorable than the Company preferred stock. The headquarters of the surviving corporation and the main office of the surviving bank will be located in Evansville, Indiana and the name of the surviving corporation and surviving bank will be Old National Bancorp and Old National Bank, respectively. The Commercial Banking and Consumer Banking operations of the surviving bank will be headquartered in Chicago, Illinois. Michael L. Scudder, Chairman and Chief Executive Officer ("CEO") of the Company, will serve as the Executive Chairman, and James C. Ryan III, Chairman and CEO of Old National Bancorp, will maintain his role as CEO. The merger agreement has been unanimously approved by the boards of directors, and has also been approved by approximately 99% of the votes cast at the shareholder meetings, of both companies.
As of the date of announcement, the overall transaction market value was approximately $6.5 billion. On August 19, 2021, the Office of the Comptroller of the Currency approved the application for the merger of First Midwest Bank and Old National Bank. Completion of the merger remains subject to regulatory approval by the Board of Governors of the Federal Reserve System and certain other customary closing conditions set forth in the merger agreement.
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
$1,150,905
Expenses related to the acquisition and integration of completed and pending transactions are reported as a separate component within noninterest expense in the Condensed Consolidated Statements of Income. For the quarter and nine months ended September 30, 2021, these expenses totaled $2.9 million and $10.9 million, respectively, and, for the same periods in 2020, these expenses totaled $881,000 and $11.6 million, respectively.

4. SECURITIES
The significant accounting policies related to securities are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
A summary of the Company's securities portfolio by category and maturity is presented in the following tables.
Securities Portfolio
(Dollar amounts in thousands)

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	$—	$12,001	$50	$—	$12,051
U.S. agency securities	675,866	1,434	(21,188)	656,112	654,321	3,129	(4,976)	652,474
Collateralized mortgage obligations ("CMOs")	1,304,762	11,633	(20,851)	1,295,544	1,415,312	27,529	(4,323)	1,438,518
Other mortgage-backed securities ("MBSs")	854,852	8,170	(6,926)	856,096	566,830	14,650	(640)	580,840
Municipal securities	216,744	8,776	(902)	224,618	224,446	11,573	(4)	236,015
Corporate debt securities	173,061	7,477	—	180,538	170,570	6,210	(270)	176,510
Total securities available-for-sale	$3,225,285	$37,490	$(49,867)	$3,212,908	$3,043,480	$63,141	$(10,213)	$3,096,408
Securities Held-to-Maturity
Municipal securities	$10,853	$—	$(392)	$10,461	$12,291	$—	$(385)	$11,906
Allowance for securities held-to- maturity	(220)			$(220)	(220)			$(220)
Total securities held-to-maturity, net	$10,633	$—	$(392)	$10,241	$12,071	$—	$(385)	$11,686
Equity Securities				$114,848				$76,404
Accrued interest receivable on the securities portfolio totaled $10.4 million and $11.9 million as of September 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	As of September 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$115,656	$115,178	$1,857	$1,790
After one year to five years	157,219	156,570	4,495	4,333
After five years to ten years	792,796	789,520	1,953	1,882
After ten years	—	—	2,548	2,456
Securities that do not have a single contractual maturity date	2,159,614	2,151,640	—	—
Total	$3,225,285	$3,212,908	$10,853	$10,461
The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $2.1 billion as of September 30, 2021 and $1.6 billion as of December 31, 2020. No securities held-to-maturity were pledged as of September 30, 2021 or December 31, 2020.
There were no material realized gains (losses) on securities available-for-sale for the quarters ended September 30, 2021 and the nine months ended September 30, 2021. There were $14.3 million and $13.3 million of realized gains for the quarter and nine months ended September 30, 2020.
The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2021 and December 31, 2020.
Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2021
Securities Available-for-Sale
U.S. agency securities	74	$331,843	$10,834	$216,769	$10,354	$548,612	$21,188
CMOs	178	666,381	13,271	139,952	7,580	806,333	20,851
MBSs	85	349,060	5,751	59,373	1,175	408,433	6,926
Municipal securities	30	21,497	742	5,824	160	27,321	902
Total	367	$1,368,781	$30,598	$421,918	$19,269	$1,790,699	$49,867
As of December 31, 2020
Securities Available-for-Sale
U.S. agency securities	48	$253,841	$4,764	$14,932	$212	$268,773	$4,976
CMOs	104	349,853	3,205	86,618	1,118	436,471	4,323
MBSs	19	69,838	550	12,307	90	82,145	640
Municipal securities	4	1,012	4	—	—	1,012	4
Corporate debt securities	3	8,100	105	9,513	165	17,613	270
Total	178	$682,644	$8,628	$123,370	$1,585	$806,014	$10,213
Substantially all of the Company's CMOs and other MBSs are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any of these securities with unrealized losses as of September 30, 2021 represent impairment related to credit deterioration. These unrealized losses are attributed to changes in interest rates and temporary market movements. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

5. LOANS
Loans Held-for-Investment
The following table presents the Company's loans held-for-investment by class.
Loan Portfolio
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
Commercial and industrial	$4,705,458	$4,578,254
Agricultural	349,159	364,038
Commercial real estate:
Office, retail, and industrial	1,765,592	1,861,768
Multi-family	1,082,941	872,813
Construction	595,204	612,611
Other commercial real estate	1,408,955	1,481,976
Total commercial real estate	4,852,692	4,829,168
Total corporate loans, excluding Paycheck Protection Program ("PPP") loans	9,907,309	9,771,460
PPP loans	384,100	785,563
Total corporate loans	10,291,409	10,557,023
Home equity	591,126	761,725
1-4 family mortgages	3,332,732	3,022,413
Installment	573,465	410,071
Total consumer loans	4,497,323	4,194,209
Total loans	$14,788,732	$14,751,232
Deferred loan fees included in total loans	$8,688	$9,696
Overdrawn demand deposits included in total loans	8,562	8,444
Accrued interest receivable on the loan portfolio totaled $51.6 million and $56.7 million as of September 30, 2021 and December 31, 2020, respectively and is included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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

Loan Sales
The following table presents loan sales and purchases for the quarters and nine months ended September 30, 2021 and 2020.
Loan Sales and Purchases
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Corporate loan sales
Proceeds from sales	$—	$50	$17,227	$4,648
Less book value of loans sold	—	65	17,177	4,542
Net (losses) gains on corporate loan sales(1)	—	(15)	50	106
1-4 family mortgage loan sales
Proceeds from sales	205,699	258,695	713,775	551,105
Less book value of loans sold	199,938	251,819	691,620	537,120
Net gains on 1-4 family mortgage loan sales(2)	5,761	6,876	22,155	13,985
Total net gains on loan sales	$5,761	$6,861	$22,205	$14,091
Corporate loan purchases(3)
Commercial and industrial	$65,633	$10,196	$299,708	$178,912
Office, retail, and industrial	1,198	—	8,636	—
Multi-family	7	—	26,136	—
Construction	5	3,692	1,041	7,589
Other commercial real estate	—	—	35,000	10,000
Total corporate loan purchases	$66,843	$13,888	$370,521	$196,501
Consumer loan purchases
Home equity	$—	$—	$—	$144,967
1-4 family mortgages	186,910	168,052	772,828	417,637
Installment	—	—	253,376	—
Total consumer loan purchases	$186,910	$168,052	$1,026,204	$562,604
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
6. ACQUIRED LOANS
The significant accounting policies related to acquired loans, which are classified as PCD and non-PCD at September 30, 2021 and December 31, 2020, are presented in Note 1, "Summary of Significant Accounting Policies."
The following table presents the carrying amount of acquired loans as of September 30, 2021 and December 31, 2020.
Acquired Loans(1)
(Dollar amounts in thousands)

	As of September 30, 2021			As of December 31, 2020
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
Acquired loans	$161,154	$787,636	$948,790	$212,021	$1,198,818	$1,410,839
(1)Included in loans in the Consolidated Statements of Financial Condition.
The outstanding balance of PCD loans was $206.2 million as of September 30, 2021 and $247.3 million as of December 31, 2020.

Total accretion on acquired loans for the quarter and nine months ended September 30, 2021 was $6.2 million and $19.4 million, respectively, and $8.0 million and $21.9 million for the same periods in 2020.
7. PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, NON-ACCRUAL LOANS, AND TDRS
Past Due and Non-accrual Loans
The following table presents an aging analysis of the Company's past due loans as of September 30, 2021 and December 31, 2020 with balances presented on an amortized cost basis. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (the majority of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.
Aging Analysis of Past Due Loans and Non-performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non- accrual	90 Days or More Past Due, Still Accruing Interest
As of September 30, 2021
Commercial and industrial	$4,687,711	$6,475	$11,272	$17,747	$4,705,458	$14,616	$722
Agricultural	344,374	1,388	3,397	4,785	349,159	6,682	—
Commercial real estate:
Office, retail, and industrial	1,738,178	15,351	12,063	27,414	1,765,592	20,632	—
Multi-family	1,077,754	2,085	3,102	5,187	1,082,941	3,450	—
Construction	592,433	920	1,851	2,771	595,204	1,851	—
Other commercial real estate	1,388,152	6,314	14,489	20,803	1,408,955	18,060	32
Total commercial real estate	4,796,517	24,670	31,505	56,175	4,852,692	43,993	32
Total corporate loans, excluding PPP loans	9,828,602	32,533	46,174	78,707	9,907,309	65,291	754
PPP loans	384,100	—	—	—	384,100	—	—
Total corporate loans	10,212,702	32,533	46,174	78,707	10,291,409	65,291	754
Home equity	585,157	2,043	3,926	5,969	591,126	10,006	75
1-4 family mortgages	3,319,223	3,978	9,531	13,509	3,332,732	12,786	—
Installment	570,600	2,401	464	2,865	573,465	—	464
Total consumer loans	4,474,980	8,422	13,921	22,343	4,497,323	22,792	539
Total loans	$14,687,682	$40,955	$60,095	$101,050	$14,788,732	$88,083	$1,293
As of December 31, 2020
Commercial and industrial	$4,530,546	$9,254	$38,454	$47,708	$4,578,254	$42,965	$591
Agricultural	359,373	705	3,960	4,665	364,038	10,719	—
Commercial real estate:
Office, retail, and industrial	1,827,891	3,961	29,916	33,877	1,861,768	34,224	257
Multi-family	867,815	2,510	2,488	4,998	872,813	2,488	—
Construction	606,934	1,154	4,523	5,677	612,611	4,980	1,065
Other commercial real estate	1,448,258	15,015	18,703	33,718	1,481,976	25,824	434
Total commercial real estate	4,750,898	22,640	55,630	78,270	4,829,168	67,516	1,756
Total corporate loans, excluding PPP loans	9,640,817	32,599	98,044	130,643	9,771,460	121,200	2,347
PPP loans	785,563	—	—	—	785,563	—	—
Total corporate loans	10,426,380	32,599	98,044	130,643	10,557,023	121,200	2,347
Home equity	750,263	5,563	5,899	11,462	761,725	10,795	956
1-4 family mortgages	3,009,564	5,296	7,553	12,849	3,022,413	10,530	115
Installment	404,831	4,263	977	5,240	410,071	—	977
Total consumer loans	4,164,658	15,122	14,429	29,551	4,194,209	21,325	2,048
Total loans	$14,591,038	$47,721	$112,473	$160,194	$14,751,232	$142,525	$4,395

Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level deemed adequate by management to absorb estimated losses expected in the existing loan portfolio. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for the allowance for credit losses. A rollforward of the allowance for credit losses by portfolio segment for the quarters and nine months ended September 30, 2021 and 2020 is presented in the table below. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the U.S. Small Business Administration ("SBA").
Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- family	Construction	Other Commercial Real Estate	Consumer	Allowance for Unfunded Commitments	Total Allowance for Credit Losses
Quarter Ended September 30, 2021
Beginning balance	$116,396	$17,992	$3,459	$4,924	$20,058	$51,772	$8,625	$223,226
Charge-offs	(7,081)	(673)	(1)	(1,153)	(857)	(1,992)	—	(11,757)
Recoveries	2,116	117	—	167	28	969	—	3,397
Net charge-offs	(4,965)	(556)	(1)	(986)	(829)	(1,023)	—	(8,360)
Provision for loan losses and other	508	272	172	(210)	693	(1,435)	—	—
Ending balance	$111,939	$17,708	$3,630	$3,728	$19,922	$49,314	$8,625	$214,866
Quarter Ended September 30, 2020
Beginning balance	$123,977	$24,441	$5,311	$11,522	$21,862	$52,939	$7,625	$247,677
Allowance established for acquired PCD loans	(1,188)	—	—	—	—	—	—	(1,188)
Charge-offs	(6,853)	(1,344)	—	(4,889)	(1,823)	(2,629)	—	(17,538)
Recoveries	1,118	5	—	—	70	602	—	1,795
Net charge-offs	(5,735)	(1,339)	—	(4,889)	(1,753)	(2,027)	—	(15,743)
Provision for loan losses and other	8,674	1,636	428	99	3,522	1,568	200	16,127
Ending balance	$125,728	$24,738	$5,739	$6,732	$23,631	$52,480	$7,825	$246,873
Nine Months Ended September 30, 2021
Beginning balance	$119,954	$24,078	$5,709	$6,674	$24,309	$58,293	$8,025	$247,042
Charge-offs	(26,688)	(9,048)	(5)	(1,371)	(1,928)	(7,661)	—	(46,701)
Recoveries	4,887	237	7	177	269	2,250	—	7,827
Net charge-offs	(21,801)	(8,811)	2	(1,194)	(1,659)	(5,411)	—	(38,874)
Provision for loan losses and other	13,786	2,441	(2,081)	(1,752)	(2,728)	(3,568)	600	6,698
Ending balance	$111,939	$17,708	$3,630	$3,728	$19,922	$49,314	$8,625	$214,866
Nine Months Ended September 30, 2020
Beginning balance	$62,830	$7,580	$2,950	$1,697	$6,408	$26,557	$1,200	$109,222
Adjustment to apply recent accounting pronouncements(1)	20,159	11,686	397	10,300	11,427	16,235	5,553	75,757
Allowance established for acquired PCD loans	11,452	2,003	—	—	—	39	872	14,366
Charge-offs	(19,592)	(4,774)	(19)	(7,495)	(2,162)	(11,660)	—	(45,702)
Recoveries	3,097	20	5	—	226	1,574	—	4,922
Net charge-offs	(16,495)	(4,754)	(14)	(7,495)	(1,936)	(10,086)	—	(40,780)
Provision for loan losses and other	47,782	8,223	2,406	2,230	7,732	19,735	200	88,308
Ending balance	$125,728	$24,738	$5,739	$6,732	$23,631	$52,480	$7,825	$246,873
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
The table below provides a breakdown of loans and the related allowance for credit losses by portfolio segment as of September 30, 2021 and December 31, 2020.
Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans				Allowance for Credit Losses
	Individually Evaluated	Collectively Evaluated	PCD	Total	Individually Evaluated	Collectively Evaluated	PCD	Total
As of September 30, 2021
Commercial, industrial, agricultural	$14,580	$4,993,501	$46,536	$5,054,617	$1,499	$105,470	$4,970	$111,939
Commercial real estate:
Office, retail, and industrial	12,498	1,719,005	34,089	1,765,592	384	13,902	3,422	17,708
Multi-family	2,171	1,074,323	6,447	1,082,941	—	3,555	75	3,630
Construction	1,154	582,683	11,367	595,204	—	3,406	322	3,728
Other commercial real estate	11,993	1,353,603	43,359	1,408,955	164	10,083	9,675	19,922
Total commercial real estate	27,816	4,729,614	95,262	4,852,692	548	30,946	13,494	44,988
Total corporate loans, excluding PPP loans	42,396	9,723,115	141,798	9,907,309	2,047	136,416	18,464	156,927
PPP loans	—	384,100	—	384,100	—	—	—	—
Total corporate loans	42,396	10,107,215	141,798	10,291,409	2,047	136,416	18,464	156,927
Consumer	—	4,477,967	19,356	4,497,323	—	48,815	499	49,314
Allowance for unfunded commitments	—	—	—	—	—	8,625	—	8,625
Total loans	$42,396	$14,585,182	$161,154	$14,788,732	$2,047	$193,856	$18,963	$214,866
As of December 31, 2020
Commercial, industrial, and agricultural	$45,650	$4,826,017	$70,625	$4,942,292	$3,536	$107,763	$8,655	$119,954
Commercial real estate:
Office, retail, and industrial	26,384	1,792,618	42,766	1,861,768	1,123	15,106	7,849	24,078
Multi-family	1,279	864,677	6,857	872,813	—	5,438	271	5,709
Construction	1,154	595,550	15,907	612,611	—	4,535	2,139	6,674
Other commercial real estate	13,736	1,414,541	53,699	1,481,976	171	12,651	11,487	24,309
Total commercial real estate	42,553	4,667,386	119,229	4,829,168	1,294	37,730	21,746	60,770
Total corporate loans, excluding PPP loans	88,203	9,493,403	189,854	9,771,460	4,830	145,493	30,401	180,724
PPP loans	—	785,563	—	785,563	—	—	—	—
Total corporate loans	88,203	10,278,966	189,854	10,557,023	4,830	145,493	30,401	180,724
Consumer	—	4,172,042	22,167	4,194,209	—	57,567	726	58,293
Allowance for unfunded commitments	—	—	—	—	—	8,025	—	8,025
Total loans	$88,203	$14,451,008	$212,021	$14,751,232	$4,830	$211,085	$31,127	$247,042
The following table presents collateral-dependent loans, including PCD loans, without regard to accrual status by primary collateral type and non-accrual loans with no related allowance as of September 30, 2021 and December 31, 2020. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA.

Collateral-dependent Loans and Non-accrual Loans With No Related Allowance by Class
(Dollar amounts in thousands)

	Type of Collateral			Non-accrual Loans With No Related Allowance
	Real Estate	Blanket Lien	Equipment

As of September 30, 2021
Commercial and industrial	$4,296	$11,572	$923	$10,619
Agricultural	6,445	—	—	2,784
Commercial real estate:
Office, retail, and industrial	20,285	—	—	11,868
Multi-family	2,950	—	—	2,950
Construction	2,223	—	—	327
Other commercial real estate	30,952	—	—	6,475
Total commercial real estate	56,410	—	—	21,620
Total corporate loans	67,151	11,572	923	35,023
Home equity	96	—	—	96
1-4 family mortgages	1,130	—	—	—
Installment	—	—	—	—
Total consumer loans	1,226	—	—	96
Total loans	$68,377	$11,572	$923	$35,119
As of December 31, 2020
Commercial and industrial	$27,007	$35,632	$2,555	$36,686
Agricultural	8,583	1,737	—	5,213
Commercial real estate:
Office, retail, and industrial	42,790	—	—	23,508
Multi-family	2,097	—	—	1,279
Construction	5,370	—	—	1,831
Other commercial real estate	40,430	—	—	20,158
Total commercial real estate	90,687	—	—	46,776
Total corporate loans	126,277	37,369	2,555	88,675
Home equity	211	—	—	99
1-4 family mortgages	2,807	—	—	578
Installment	—	—	—	—
Total consumer loans	3,018	—	—	677
Total loans	$129,295	$37,369	$2,555	$89,352

Loans Individually Evaluated
The following table presents loans individually evaluated by class of loan as of September 30, 2021 and December 31, 2020. PCD loans are excluded from this disclosure.
Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	As of September 30, 2021				As of December 31, 2020
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance	Loans with No Specific Allowance	Loans with a Specific Allowance	Unpaid Principal Balance	Specific Allowance
Commercial and industrial	$7,284	$850	$22,314	$294	$33,643	$1,687	$40,055	$398
Agricultural	2,784	3,662	10,917	1,205	5,213	5,107	14,972	3,138
Commercial real estate:
Office, retail, and industrial	10,643	1,855	14,849	384	21,537	4,847	30,474	1,123
Multi-family	2,171	—	2,171	—	1,279	—	1,279	—
Construction	—	1,154	1,182	—	1,154	—	1,507	—
Other commercial real estate	2,593	9,400	12,863	164	12,822	914	14,240	171
Total commercial real estate	15,407	12,409	31,065	548	36,792	5,761	47,500	1,294
Total corporate loans	25,475	16,921	64,296	2,047	75,648	12,555	102,527	4,830
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans individually evaluated	$25,475	$16,921	$64,296	$2,047	$75,648	$12,555	$102,527	$4,830
Interest income recognized on non-accrual loans using the cash basis of accounting for the quarter and nine months ended September 30, 2021, was $291,000 and $864,000, respectively, and $1.0 million and $1.4 million for the same periods in 2020.

Credit Quality Indicators
Corporate loans and commitments are assessed for credit risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, and collateral. Ratings for commercial credits are reviewed at least annually or more often if events or circumstances arise that could impact the rating. The following tables present credit quality indicators for corporate and consumer loans on an amortized cost basis as of September 30, 2021 and net loan charge-offs for the nine months ended September 30, 2021. PPP loans are excluded from this table as there is no allowance for credit losses associated with these loans because they are fully guaranteed by the SBA. For a summary of credit quality indicators as of December 31, 2020, see Note 7, "Past Due Loans, Allowance for Credit Losses, Impaired Loans, and TDRs," in the Company's 2020 10-K.
Corporate Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial, industrial, agricultural:
Pass	$752,464	$641,813	$723,079	$588,007	$308,785	$430,650	$1,280,272	$4,725,070
Special Mention(2)	2,370	894	26,523	37,174	20,750	32,822	36,094	156,627
Substandard(3)	252	2,039	21,011	64,985	22,195	19,296	21,844	151,622
Non-accrual(4)	—	1,046	1,587	2,432	2,141	13,128	964	21,298
Total commercial, industrial, agricultural	$755,086	$645,792	$772,200	$692,598	$353,871	$495,896	$1,339,174	$5,054,617
Commercial, industrial, agricultural, net loan charge-offs	$—	$835	$4,738	$4,745	$9,770	$(873)	$2,586	$21,801
Office, retail, and industrial:
Pass	$139,452	$138,270	$205,148	$157,894	$238,194	$727,319	$14,479	$1,620,756
Special Mention(2)	1,717	312	4,577	3,301	17,234	35,009	—	62,150
Substandard(3)	732	628	—	15,922	5,330	39,442	—	62,054
Non-accrual(4)	—	—	—	—	324	20,308	—	20,632
Total office, retail, and industrial	$141,901	$139,210	$209,725	$177,117	$261,082	$822,078	$14,479	$1,765,592
Office, retail, and industrial net loan charge-offs	$—	$—	$246	$3,899	$1,023	$3,643	$—	$8,811
Multi-family:
Pass	$220,347	$154,304	$153,338	$80,207	$117,350	$277,778	$18,237	$1,021,561
Special Mention(2)	—	—	5,775	4,385	—	31,356	—	41,516
Substandard(3)	—	—	—	378	70	15,966	—	16,414
Non-accrual(4)	—	—	—	—	935	2,515	—	3,450
Total multi-family	$220,347	$154,304	$159,113	$84,970	$118,355	$327,615	$18,237	$1,082,941
Multi-family net loan charge-offs	$—	$—	$—	$—	$5	$(7)	$—	$(2)
Construction:
Pass	$62,941	$135,694	$89,579	$133,832	$62,946	$73,511	$24,970	$583,473
Special Mention(2)	—	—	—	38	—	162	—	200
Substandard(3)	—	—	—	—	1,392	8,288	—	9,680
Non-accrual(4)	—	—	—	—	1,154	697	—	1,851
Total construction	$62,941	$135,694	$89,579	$133,870	$65,492	$82,658	$24,970	$595,204
Construction net loan charge-offs	$—	$—	$—	$—	$1,104	$49	$41	$1,194
Other commercial real estate:
Pass	$180,456	$167,456	$157,047	$206,984	$138,750	$335,895	$23,160	$1,209,748
Special Mention(2)	—	—	24,396	12,462	10,464	22,403	—	69,725
Substandard(3)	—	—	1,912	30,358	20,727	58,183	242	111,422
Non-accrual(4)	—	—	—	205	1,056	16,658	141	18,060
Total other commercial real estate	$180,456	$167,456	$183,355	$250,009	$170,997	$433,139	$23,543	$1,408,955
Other commercial real estate net loan charge- offs	$—	$—	$—	$245	$11	$1,403	$—	$1,659
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

Consumer Loan Portfolio by Origination Year
(Dollar amounts in thousands)

	2021(1)	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity:
Performing	$7,471	$10,778	$8,168	$9,650	$8,508	$48,409	$488,136	$581,120
Non-accrual	—	—	62	453	223	7,049	2,219	10,006
Total home equity	$7,471	$10,778	$8,230	$10,103	$8,731	$55,458	$490,355	$591,126
Home equity net loan charge-offs	$—	$—	$—	$27	$(42)	$(347)	$(26)	$(388)
1-4 family mortgages:
Performing	$908,935	$1,579,102	$379,230	$118,836	$74,276	$258,947	$620	$3,319,946
Non-accrual	—	982	380	627	636	10,161	—	12,786
Total 1-4 family mortgages	$908,935	$1,580,084	$379,610	$119,463	$74,912	$269,108	$620	$3,332,732
1-4 family mortgages net loan charge-offs	$—	$—	$—	$2	$—	$247	$—	$249
Installment:
Performing	$165,389	$132,025	$108,820	$74,939	$31,654	$18,255	$42,383	$573,465
Non-accrual	—	—	—	—	—	—	—	—
Total installment	$165,389	$132,025	$108,820	$74,939	$31,654	$18,255	$42,383	$573,465
Installment net loan charge-offs	$247	$1,323	$2,590	$1,439	$97	$(182)	$36	$5,550
(1)Represents year-to-date loans originated during 2021.
During the quarter and nine months ended September 30, 2021, $12.9 million and $34.0 million, respectively, and $5.2 million and $29.0 million, for the same periods in 2020, of revolving loans converted to term loans.
TDRs
TDRs are generally performed at the request of the individual borrower and may include forgiveness of principal, reduction in interest rates, changes in payments, and maturity date extensions. The table below presents TDRs by class as of September 30, 2021 and December 31, 2020. See Note 1, "Summary of Significant Accounting Policies," for the accounting policy for TDRs.
TDRs by Class
(Dollar amounts in thousands)

	As of September 30, 2021			As of December 31, 2020
	Accruing	Non-accrual(1)	Total	Accruing	Non-accrual(1)	Total
Commercial and industrial	$—	$6,255	$6,255	$—	$8,859	$8,859
Agricultural	—	—	—	—	—	—
Commercial real estate:
Office, retail, and industrial	—	—	—	—	2,340	2,340
Multi-family	—	151	151	—	160	160
Construction	—	—	—	—	—	—
Other commercial real estate	155	—	155	184	—	184
Total commercial real estate	155	151	306	184	2,500	2,684
Total corporate loans	155	6,406	6,561	184	11,359	11,543
Home equity	29	103	132	31	116	147
1-4 family mortgages	355	217	572	598	228	826
Installment	—	—	—	—	—	—
Total consumer loans	384	320	704	629	344	973
Total loans	$539	$6,726	$7,265	$813	$11,703	$12,516
(1)These TDRs are included in non-accrual loans in the preceding tables.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. As of September 30, 2021, the Company has eligible modifications with outstanding balances totaling $40.6 million, which are not classified as TDRs.
TDRs are included in the calculation of the allowance for credit losses in the same manner as non-accrual loans. As of September 30, 2021 and December 31, 2020 there were $245,000 and $140,000 of specific allowances, respectively, related to TDRs.
There were no material restructurings during the quarters and nine months ended September 30, 2021 and 2020.
Accruing TDRs that do not perform in accordance with their modified terms are transferred to non-accrual. There were no material TDRs that defaulted within twelve months of the restructure date during the quarters and nine months ended September 30, 2021 and 2020.
A rollforward of the carrying value of TDRs for the quarters and nine months ended September 30, 2021 and 2020 is presented in the following table.
TDR Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accruing
Beginning balance	$782	$1,201	$813	$1,233
Additions	—	—	—	—
Net payments	(243)	(13)	(274)	(45)
Net transfers to non-accrual	—	(347)	—	(347)
Ending balance	539	841	539	841
Non-accrual
Beginning balance	7,403	12,093	11,703	20,514
Additions	—	11,636	—	11,636
Net payments	(677)	(5,886)	(3,951)	(8,205)
Charge-offs	—	(2,353)	(1,026)	(8,455)
Net transfers from accruing	—	347	—	347
Ending balance	6,726	15,837	6,726	15,837
Total TDRs	$7,265	$16,678	$7,265	$16,678
There were no commitments to lend additional funds to borrowers with TDRs as of September 30, 2021 and December 31, 2020.

8. LEASE OBLIGATIONS
The significant accounting policies related to lease obligations are presented in Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in the Company's 2020 10-K.
The Company has the right to utilize certain premises under non-cancelable operating leases with varying maturity dates through the year ending December 31, 2059. As of September 30, 2021, the weighted-average remaining lease term on these leases was 9.2 years. Various leases contain renewal or termination options controlled by the Company or options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices. Variable payments for real estate taxes and other operating expenses are considered to be non-lease components and are excluded from the determination of the lease liability. In addition, the Company leases or subleases certain real estate to third-parties. The following summary reflects the future minimum payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year and a reconciliation of those payments to the Company's lease liability as of September 30, 2021.
Lease Liability
(Dollar amounts in thousands)

As of September 30, 2021
Year Ending December 31,
2021	$5,670
2022	22,517
2023	22,624
2024	22,502
2025	21,317
2026 and thereafter	96,149
Total minimum lease payments	190,779
Discount(1)	(23,349)
Lease liability(2)	$167,430
(1)Represents the net present value adjustment related to minimum lease payments.
(2)Included in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
The discount rate for the Company's operating leases is the rate implicit in the lease and, if that rate cannot be readily determined, the Company's incremental borrowing rate. The weighted-average discount rate on the Company's operating leases was 2.71% as of September 30, 2021.
As of September 30, 2021, right-of-use assets of $140.2 million associated with lease liabilities were included in accrued interest receivable and other assets in the Consolidated Statements of Financial Condition.
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
The following table presents net operating lease expense for the quarters and nine months ended September 30, 2021 and 2020.
Net Operating Lease Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense charged to operations	$4,558	$4,739	$13,610	$14,253
Rental income from premises leased to others (1)	(71)	(158)	(293)	(556)
Net operating lease expense	$4,487	$4,581	$13,317	$13,697
(1)Included as reductions to net occupancy and equipment expense in the Condensed Consolidated Statements of Income.

9.  BORROWED FUNDS
The following table summarizes the Company's borrowed funds by funding source.
Summary of Borrowed Funds
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$124,044	$141,886
FHLB advances	1,150,528	1,404,528
Total borrowed funds	$1,274,572	$1,546,414
Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date, are treated as financings, and are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. treasury and agency securities which are held in third-party pledge accounts, if required. The securities underlying the agreements remain in the respective asset accounts. As of September 30, 2021, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.
The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying commercial real estate, residential and multi-family mortgages, home equity loans, and certain municipal and mortgage-backed securities. As of September 30, 2021, FHLB advances, including certain putable advances, had fixed interest rates that range from 0.00% to 1.97% and maturity dates that range from June 12, 2024 to March 4, 2030.
The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. See Note 12 "Derivative Instruments and Hedging Activities" for a detailed discussion of interest rate swaps.
The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of September 30, 2021 and December 31, 2020.
Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
FRB's Discount Window Primary Credit Program	$857,758	$864,867
Available federal funds lines	982,000	844,000
Correspondent bank line of credit	—	50,000
On September 27, 2016, the Company entered into a loan agreement with U.S. Bank National Association providing for a $50.0 million short-term, unsecured revolving credit facility. On September 26, 2020, the Company entered into a fourth amendment to this credit facility, which extended the maturity to September 26, 2021, at which time the facility was not renewed.
A discussion of terms relevant to senior and subordinated debt is presented in Note 13, "Senior and Subordinated Debt" to the Consolidated Financial Statements in the Company's 2020 10-K.
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
Stock Repurchases
On February 26, 2020, the Company announced a stock repurchase program authorizing the discretionary repurchase of up to $200 million of its outstanding common stock through December 31, 2021. This program replaced the Company's prior $180 million stock repurchase program, which expired in March 2020. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the nine months ended September 30, 2021. The Company did not repurchase any shares of its common stock during the third quarter of 2021.
11. EARNINGS PER COMMON SHARE
The table below displays the calculation of basic and diluted earnings per common share ("EPS").
Basic and Diluted EPS
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$54,863	$27,623	$151,007	$66,293
Preferred dividends	(4,033)	(4,033)	(12,101)	(5,070)
Net income applicable to unvested restricted shares	(517)	(236)	(1,524)	(615)
Net income applicable to common shares	$50,313	$23,354	$137,382	$60,608
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,898	113,160	112,953	112,079
Dilutive effect of common stock equivalents	878	276	789	322
Weighted-average diluted common shares outstanding	113,776	113,436	113,742	112,401
Basic EPS	$0.45	$0.21	$1.22	$0.54
Diluted EPS	$0.44	$0.21	$1.21	$0.54

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."
Cash Flow Hedges
As of September 30, 2021, the Company hedged $430.0 million of certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts. The Company also hedged $25.0 million of borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. These transactions allow the Company to add stability to net interest income and manage its exposure to interest rate movements.
The forward starting interest rate swaps totaling $25.0 million begin in January of 2023 and mature in January of 2026. The weighted-average fixed interest rate to be paid on these interest rate swaps that have not yet begun was 0.60% as of September 30, 2021. These derivative contracts are designated as cash flow hedges.
Cash Flow Hedges
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
Gross notional amount outstanding	$455,000	$455,000
Derivative asset fair value in other assets(1)	460	3,707
Derivative liability fair value in other liabilities(1)	—	(1)
Weighted-average interest rate received	2.18%	2.18%
Weighted-average interest rate paid	0.08%	0.15%
Weighted-average maturity (in years)	0.75	1.50
(1)Certain cash flow hedges are transacted through a clearinghouse ("centrally cleared") and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) on an after-tax basis and are subsequently reclassified to interest income or expense in the period that the forecasted hedged item impacts earnings. As of September 30, 2021, the Company estimates that $5.8 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income over the next twelve months.
Other Derivative Instruments
The Company also enters into derivative transactions through capital market products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. This transaction allows the Company's customers to effectively convert a variable rate loan into a fixed rate loan. Due to the offsetting nature of these transactions, the Company does not apply hedge accounting treatment. The Company's credit exposure on these derivative transactions results primarily from counterparty credit risk. The credit valuation adjustment ("CVA") is a fair value adjustment to the derivative to account for this risk. As of September 30, 2021 and December 31, 2020, the Company's credit exposure was fully secured by the underlying collateral on customer loans and mitigated through netting arrangements with third-parties; therefore, no CVA was recorded. Capital market products income related to commercial customer derivative instruments totaled $1.3 million and $5.4 million for the quarter and nine months ended September 30, 2021, and were $886,000 and $6.3 million for the quarter and nine months ended September 30, 2020.
Other Derivative Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
Gross notional amount outstanding	$4,564,808	$4,491,398
Derivative asset fair value in other assets(1)	90,710	149,997
Derivative liability fair value in other liabilities(1)	(30,729)	(44,580)
Fair value of derivative(2)	32,262	46,018
(1)Certain other derivative instruments are centrally cleared and their change in fair value is settled by the counterparties to the transaction, which results in no fair value.
(2)This amount represents the fair value if credit risk related contingent features were triggered.

The Company occasionally enters into risk participation agreements with counterparty banks to transfer or assume a portion of the credit risk related to customer transactions. The amounts of these instruments were not material for any periods presented. The Company had no other derivative instruments as of September 30, 2021 and December 31, 2020. The Company does not enter into derivative transactions for purely speculative purposes.
The following table presents the impact of derivative instruments on comprehensive income (loss) and the reclassification of gains (losses) from accumulated other comprehensive income (loss) to net interest income for the quarters and nine months ended September 30, 2021 and 2020.
Cash Flow Hedge Accounting on AOCI
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Losses) gains recognized in other comprehensive income
Interest rate swaps in interest income	$(119)	$96	$235	$28,051
Interest rate swaps in interest expense	(28)	(239)	(730)	(13,924)
Reclassification of gains (losses) included in net income
Interest rate swaps in interest income	$2,238	$2,165	$6,668	$5,234
Interest rate swaps in interest expense	—	(16,350)	—	(16,350)
The following table presents the impact of derivative instruments on net interest income for the quarters and nine months ended September 30, 2021 and 2020.
Hedge Income
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Flow Hedges
Interest rate swaps in interest income	$2,238	$2,165	$6,668	$5,234
Interest rate swaps in interest expense	—	(16,350)	—	(16,350)
Total cash flow hedges	$2,238	$(14,185)	$6,668	$(11,116)
Credit Risk
Derivative instruments are inherently subject to credit risk, which represents the Company's risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized losses by transaction, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards. Company policy establishes limits on credit exposure to any single counterparty. In addition, the Company established bilateral collateral agreements with derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net losses above a stated minimum threshold. As of September 30, 2021 and December 31, 2020, these collateral agreements covered 100% of the fair value of the Company's outstanding derivatives. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

Certain derivative instruments are subject to master netting agreements with counterparties. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Statements of Financial Condition. The following table presents the fair value of the Company's derivatives and offsetting positions as of September 30, 2021 and December 31, 2020.
Fair Value of Offsetting Derivatives
(Dollar amounts in thousands)

	As of September 30, 2021		As of December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$91,170	$30,729	$153,704	$44,581
Less: amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition(1)	91,170	30,729	153,704	44,581
Gross amounts not offset in the Consolidated Statements of Financial Condition:
Offsetting derivative positions	(2,285)	(2,285)	(5,239)	(5,239)
Cash collateral pledged	—	(26,470)	—	(39,970)
Net credit exposure	$88,885	$1,974	$148,465	$(628)
(1)Included in other assets or other liabilities in the Consolidated Statements of Financial Condition.
As of September 30, 2021 and December 31, 2020, the Company's derivative instruments generally contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies or that the Company maintain certain capital levels. If the Company's debt were to fall below that credit rating or the Company's capital were to fall below the required levels, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. As of September 30, 2021 and December 31, 2020 the Company was in compliance with these provisions.

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
Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020
Commitments to extend credit:
Commercial, industrial, and agricultural	$2,313,362	$2,318,346
Commercial real estate	515,624	378,282
Home equity	608,440	611,640
Other commitments(1)	273,734	264,869
Total commitments to extend credit	$3,711,160	$3,573,137

Letters of credit	$114,797	$115,130
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
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Letters of credit generally are contingent on the failure of the customer to perform according to the terms of the contract with the third-party and are often issued in favor of a municipality where construction is taking place to ensure the customer adequately completes the construction. Commercial letters of credit are issued to facilitate transactions between a customer and a third-party based on agreed upon terms.
The maximum potential future payments guaranteed by the Company under letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral, including real estate, production plants and property, marketable securities, or receipt of cash.
As a result of the sale of certain 1-4 family mortgage loans, the Company is contractually obligated to repurchase early payment default loans or loans that do not meet underwriting requirements at recorded value. In accordance with the sales agreements, there is no limitation to the maximum potential future payments or expiration of the Company's recourse obligation. There were no material loan repurchases during the quarters and nine months ended September 30, 2021 and 2020.
Legal Proceedings
At September 30, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial position, or results of operations.

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
Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Equity securities	$87,232	$22,616	$—	$52,888	$18,516	$—
Securities available-for-sale
U.S. treasury securities	—	—	—	12,051	—	—
U.S. agency securities	—	656,112	—	—	652,474	—
CMOs	—	1,295,544	—	—	1,438,518	—
MBSs	—	856,096	—	—	580,840	—
Municipal securities	—	224,618	—	—	236,015	—
Corporate debt securities	—	180,538	—	—	176,510	—
Total securities available-for-sale	—	3,212,908	—	12,051	3,084,357	—
Mortgage servicing rights ("MSRs")(1)	—	—	6,306	—	—	4,899
Derivative assets(1)	—	91,170	—	—	153,704	—
Liabilities
Derivative liabilities(2)	$—	$30,729	$—	$—	$44,581	$—
(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in other liabilities in the Consolidated Statements of Financial Condition.
The following sections describe the specific valuation techniques and inputs used to measure financial assets and liabilities at fair value.
Equity Securities
The Company's equity securities consist primarily of community development investments and certain diversified securities held in a grantor trust for participants in the Company's nonqualified deferred compensation plan that are invested in money market and mutual funds, and various preferred equity investments. The fair value of certain community development investments is based on quoted prices in active markets or market prices for similar securities obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. As of September 30, 2021, the fair value of certain community development investments totaling $5.0 million was based on the net asset value per share ("NAV") practical expedient and can be redeemed at any month end with 30 days notice. Because these investments are measured at fair value using the NAV practical expedient, they are not classified in the fair value hierarchy. The fair value of the money market, mutual funds, and preferred equity investments is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy.
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

MSRs
The Company services loans for others totaling $808.6 million and $766.1 million as of September 30, 2021 and December 31, 2020, respectively. These loans are owned by third-parties and are not included in the Consolidated Statements of Financial Condition. The Company determines the fair value of MSRs by estimating the present value of expected future cash flows associated with the mortgage loans being serviced and classifies them in level 3 of the fair value hierarchy. The following table presents the ranges of significant, unobservable inputs used by the Company to determine the fair value of MSRs as of September 30, 2021 and December 31, 2020.
Significant Unobservable Inputs Used in the Valuation of MSRs

	As of
	September 30, 2021			December 31, 2020
Prepayment speed	2.4%	-	15.4%	5.3%	-	16.3%
Maturity (months)	14	-	82	13	-	71
Discount rate	9.5%	-	15.0%	9.5%	-	12.0%
The impact of changes in these key inputs could result in a significantly higher or lower fair value measurement for MSRs. Significant increases in expected prepayment speeds and discount rates have negative impacts on the valuation. Higher maturity assumptions have a favorable effect on the estimated fair value.
A rollforward of the carrying value of MSRs for the quarters and nine months ended September 30, 2021 and 2020 is presented in the following table.
Carrying Value of MSRs
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$6,269	$4,464	$4,899	$5,858
New MSRs	267	727	1,834	1,628
Total gains (losses) included in earnings(1):
Changes in valuation inputs and assumptions	137	(432)	603	(2,090)
Other changes in fair value(2)	(367)	(301)	(1,030)	(938)
Ending balance(3)	$6,306	$4,458	$6,306	$4,458
Contractual servicing fees earned(1)	$512	$424	$1,472	$1,221
(1)Included in mortgage banking income in the Condensed Consolidated Statements of Income and related to assets held as of September 30, 2021 and 2020.
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
Non-Recurring Fair Value Measurements
(Dollar amounts in thousands)

	As of September 30, 2021			As of December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Collateral-dependent non-accrual loans(1)	$—	$—	$25,198	$—	$—	$21,246
OREO(2)	—	—	2,000	—	—	—
Loans held-for-sale(3)	—	—	15,725	—	—	44,965
Assets held-for-sale(4)	—	—	3,438	—	—	3,722
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
Loans Held-for-Sale
As of September 30, 2021 and December 31, 2020, loans held-for-sale consists of 1-4 family mortgage loans, which were originated with the intent to sell. These loans were recorded in the held-for-sale category at the contract price and, accordingly, are classified in level 3 of the fair value hierarchy.
Assets Held-for-Sale
Assets held-for-sale as of September 30, 2021 and December 31, 2020 consists of former branches that are no longer in operation and parcels of land previously purchased for expansion. These properties are being actively marketed and were transferred into the held-for-sale category at their fair value as determined by current appraisals. Based on these valuation methods, they are classified in level 3 of the fair value hierarchy.

Financial Instruments Not Required to be Measured at Fair Value
For certain financial instruments that are not required to be measured at fair value in the Consolidated Statements of Financial Condition, the Company must disclose the estimated fair values and the level within the fair value hierarchy as shown in the following table.
Fair Value Measurements of Other Financial Instruments
(Dollar amounts in thousands)

		As of
		September 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	1	$270,020	$270,020	$196,364	$196,364
Interest-bearing deposits in other banks	2	1,654,917	1,654,917	920,880	920,880
Securities held-to-maturity	2	10,853	10,461	12,071	11,686
FHLB and FRB stock	2	106,090	106,090	117,420	117,420
Loans	3	14,582,491	14,425,048	14,512,215	14,614,029
Investment in BOLI	3	300,387	300,387	301,101	301,101
Accrued interest receivable	3	62,018	62,018	68,390	68,390
Liabilities
Deposits	2	$17,198,402	$17,199,593	$16,012,464	$16,007,133
Borrowed funds	2	1,274,572	1,274,572	1,546,414	1,546,414
Senior and subordinated debt	2	235,383	283,439	234,768	281,843
Accrued interest payable	2	2,915	2,915	4,826	4,826
Management uses various methodologies and assumptions to determine the estimated fair values of the financial instruments in the table above. The fair value estimates are made at a discrete point in time based on relevant market information and consider management's judgments regarding future expected economic conditions, loss experience, and specific risk characteristics of the financial instruments. Loans include net loans, which consists of loans held-for-investment, acquired loans, and the allowance for loan losses. As of both September 30, 2021 and December 31, 2020, the Company estimated the fair value of lending commitments outstanding to be immaterial.

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
The following discussion and analysis is intended to address the significant factors affecting our Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2021 and 2020 and Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020. Certain reclassifications were made to prior year amounts to conform to the current year presentation. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc. and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in Item 1 of this Quarterly Report on Form 10-Q ("Form 10-Q"), as well as in our 2020 Annual Report on Form 10-K ("2020 10-K"). The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of future results.
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
Forward-looking statements may be deemed to include, among other things, statements relating to our future financial performance, the performance of our loan or securities portfolio, the expected amount of future credit allowances or charge-offs, delays in completing the pending merger of First Midwest and Old National, the failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to the merger on a timely basis or at all, the possibility that the anticipated benefits of the merger are not realized when expected or at all, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, estimated synergies, cost savings and financial benefits of completed transactions, growth strategies, the inability to realize cost savings or improved revenues or to implement integration plans and other consequences associated with the proposed merger, and the continued or potential effects of the COVID-19 pandemic (the "pandemic") and related variants and mutations on our business, financial condition, liquidity, capital, loans, asset quality and results of operations. These statements are subject to certain risks, uncertainties and assumptions, including the duration, extent and severity of the pandemic and related variants and mutations, including the continued effects on our business, operations and employees, as well as on our customers and service providers, and on economies and markets more generally and other risks, uncertainties and assumptions that are discussed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in First Midwest's 2020 10-K, and in First Midwest's subsequent filings made with the Securities and Exchange Commission ("SEC"). These risks and uncertainties are not exhaustive, and other sections of these reports describe additional factors that could adversely impact First Midwest's business and financial performance.
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
We have experienced, and may continue to experience in the future, a number of financial impacts as a result of the pandemic and governmental responses to it, including a higher provision for loan losses and lower net interest and noninterest income. Additionally, we are actively participating in the U.S. Small Business Administration's ("SBA's") Paycheck Protection Program ("PPP"), and have $384.1 million of these loans as of September 30, 2021. PPP loans have been funded by a combination of deposits and borrowings, with the related processing fees earned being recognized as a yield adjustment over the terms of these loans. We are also committed to using our strong capital levels and ample liquidity to support our clients and communities as they navigate the pandemic. We are temporarily offering several programs and services to support our clients, including:
•Consumer, mortgage, and auto loan payment deferrals;
•Small business payment deferrals; and
•A suspension of foreclosure and repossession actions.
We have included additional disclosure throughout this Item 2 in this Form 10-Q regarding the impact of the pandemic, including with respect to our loan portfolio, income, and funding and liquidity.

We have modified our operations to comply with governmental restrictions and public health authority guidelines. Starting in the second quarter of 2021, the majority of our colleagues are working on-site and are subject to enhanced health and safety protocols. All of our branches are open for business through drive-up services and walk-in lobby traffic. We are monitoring current developments, including the Delta variant, and its potential impact and implications.
Additionally, we have implemented a variety of policies and programs to support our colleagues during the pandemic. As of September 30, 2021, we continue to provide additional health and welfare benefits, for all colleagues, including emergency medical loans, enhanced health insurance programs, and access to retirement benefits under certain pandemic-related circumstances.
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
PENDING MERGER
First Midwest and Old National Bank
On June 1, 2021, the Company and Old National Bancorp ("Old National"), the holding company for Old National Bank, jointly announced that they entered into a definitive merger agreement to combine in an all-stock merger of equals transaction to create a premier Midwestern bank with approximately $45 billion of combined assets. The merger agreement provides for a fixed exchange ratio whereby holders of Company common stock will receive 1.1336 shares of Old National common stock for each share of Company common stock they own, other than certain shares held by the Company or Old National. In addition, the merger agreement provides that holders of Company depositary shares representing a 1/40th interest in a share of the Company's 7.000% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A or Series C, will receive an equal amount of Old National depositary shares each representing a 1/40th interest in a share of a corresponding new series of Old National preferred stock having terms that are not materially less favorable than the Company preferred stock. The headquarters of the surviving corporation and the main office of the surviving bank will be located in Evansville, Indiana and the name of the surviving corporation and surviving bank will be Old National Bancorp and Old National Bank, respectively. The Commercial Banking and Consumer Banking operations of the surviving bank will be headquartered in Chicago, Illinois. Michael L. Scudder, Chairman and Chief Executive Officer ("CEO") of the Company, will serve as the Executive Chairman, and James C. Ryan III, Chairman and CEO of Old National Bancorp, will maintain his role as CEO. The merger agreement has been unanimously approved by the boards of directors, and has also been approved by approximately 99% of the votes cast at the shareholder meetings, of both companies.
As of the date of announcement, the overall transaction market value was approximately $6.5 billion. On August 19, 2021, the Office of the Comptroller of the Currency approved the application for the merger of First Midwest Bank and Old National Bank. Completion of the merger remains subject to regulatory approval by the Board of Governors of the Federal Reserve System and certain other customary closing conditions set forth in the merger agreement.

PERFORMANCE OVERVIEW
Table 1
Selected Financial Data
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Results
Interest income	$154,672	$159,085	$459,822	$491,356
Interest expense	9,476	16,356	29,223	59,818
Net interest income	145,196	142,729	430,599	431,538
Provision for loan losses	—	15,927	6,098	88,108
Noninterest income	45,180	40,585	137,253	112,938
Noninterest expense	116,054	131,074	355,898	368,735
Income before income tax expense	74,322	36,313	205,856	87,633
Income tax expense	19,459	8,690	54,849	21,340
Net income	$54,863	$27,623	$151,007	$66,293
Preferred dividends	(4,033)	(4,033)	(12,101)	(5,070)
Net income applicable to non-vested restricted shares	(517)	(236)	(1,524)	(615)
Net income applicable to common shares	$50,313	$23,354	$137,382	$60,608
Weighted-average diluted common shares outstanding	113,776	113,436	113,742	112,401
Diluted earnings per common share	$0.44	$0.21	$1.21	$0.54
Diluted earnings per common share, adjusted(1)	$0.46	$0.33	$1.29	$0.75
Performance Ratios
Return on average common equity(2)	7.97%	3.80%	7.43%	3.33%
Return on average common equity, adjusted(1)(2)	8.32%	6.15%	7.94%	4.60%
Return on average tangible common equity(2)	13.17%	6.73%	12.45%	5.90%
Return on average tangible common equity, adjusted(1)(2)	13.72%	10.53%	13.26%	7.95%
Return on average assets(2)	0.99%	0.51%	0.94%	0.44%
Return on average assets, adjusted(1)(2)	1.03%	0.78%	1.00%	0.59%
Tax-equivalent net interest margin(1)(2)(3)	2.91%	2.95%	2.97%	3.19%
Tax-equivalent net interest margin, adjusted(1)(2)(3)	2.79%	2.79%	2.83%	3.03%
Efficiency ratio(1)	59.12%	60.36%	60.03%	61.52%
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
(2)These ratios are presented on an annualized basis.
(3)See the section of this Item 2 titled "Earnings Performance" below for additional discussion and calculation of this financial measure.

	As of			September 30, 2021 Change From
	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Balance Sheet Highlights
Total assets	$21,778,180	$20,838,678	$21,088,143	$939,502	$690,037
Total loans	14,788,732	14,751,232	14,653,188	37,500	135,544
Total deposits	17,198,402	16,012,464	15,771,573	1,185,938	1,426,829
Core deposits	15,435,797	14,002,139	13,563,809	1,433,658	1,871,988
Loans to deposits	86.0%	92.1%	92.9%
Core deposits to total deposits	89.8%	87.4%	86.0%
Asset Quality Highlights
Non-accrual loans, excluding purchased credit deteriorated ("PCD") loans(1)	$64,166	$109,957	$103,582	$(45,791)	$(39,416)
Non-accrual PCD loans	23,917	32,568	39,990	(8,651)	(16,073)
Total non-accrual loans	88,083	142,525	143,572	(54,442)	(55,489)
90 days or more past due loans, still accruing interest	1,293	4,395	3,781	(3,102)	(2,488)
Total NPLs	89,376	146,920	147,353	(57,544)	(57,977)
Accruing troubled debt restructurings ("TDRs")	539	813	841	(274)	(302)
Foreclosed assets(2)	26,375	16,671	15,299	9,704	11,076
Total non-performing assets ("NPAs")	$116,290	$164,404	$163,493	$(48,114)	$(47,203)
30-89 days past due loans	$30,718	$40,656	$21,551	$(9,938)	$9,167
NPAs to total loans plus foreclosed assets	0.78%	1.11%	1.11%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	0.65%	0.96%	0.93%
Allowance for Credit Losses
Allowance for credit losses	$214,866	$247,042	$246,873	$(32,176)	$(32,007)
Allowance for credit losses to total loans	1.45%	1.67%	1.68%
Allowance for credit losses to total loans, excluding PPP loans(3)	1.49%	1.77%	1.83%
Allowance for credit losses to non-accrual loans	243.94%	173.33%	171.95%
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
Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2021 and 2020, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details differences in interest income and expense from the prior quarter and the extent to which any changes are attributable to volume and rate fluctuations. Table 3 below presents this same information for the nine months ended September 30, 2021 and 2020.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$1,672,005	$1,222	0.29	$1,234,948	$799	0.26	$310	$113	$423
Securities(1)	3,265,812	16,189	1.98	3,291,724	19,721	2.40	(256)	(3,276)	(3,532)
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	106,759	852	3.19	150,033	976	2.60	(580)	456	(124)
Loans, excluding PPP loans(1)	14,364,785	127,631	3.53	13,558,857	131,680	3.86	9,368	(13,417)	(4,049)
PPP loans(1)	549,380	9,772	7.06	1,194,808	7,001	2.33	(1,001)	3,772	2,771
Total loans(1)(2)	14,914,165	137,403	3.66	14,753,665	138,681	3.74	8,367	(9,645)	(1,278)
Total interest-earning assets(1)(2)	19,958,741	155,666	3.10	19,430,370	160,177	3.28	7,841	(12,352)	(4,511)
Cash and due from banks	277,720			284,730
Allowance for loan losses	(215,395)			(243,667)
Other assets	1,878,494			2,055,262
Total assets	$21,899,560			$21,526,695
Liabilities and Stockholders' Equity
Savings deposits	$2,785,816	124	0.02	$2,342,355	104	0.02	20	—	20
NOW accounts	3,213,637	275	0.03	2,744,034	307	0.04	89	(121)	(32)
Money market deposits	3,211,355	549	0.07	2,781,666	724	0.10	144	(319)	(175)
Time deposits	1,800,493	1,915	0.42	2,302,019	5,702	0.99	(1,046)	(2,741)	(3,787)
Borrowed funds	1,281,968	3,146	0.97	2,436,922	6,021	0.98	(2,835)	(40)	(2,875)
Senior and subordinated debt	235,284	3,467	5.85	234,464	3,498	5.94	12	(43)	(31)
Total interest-bearing liabilities	12,528,553	9,476	0.30	12,841,460	16,356	0.51	(3,616)	(3,264)	(6,880)
Demand deposits	6,272,903			5,631,355
Total funding sources	18,801,456		0.20	18,472,815		0.35
Other liabilities	364,576			378,786
Stockholders' equity	2,733,528			2,675,094
Total liabilities and stockholders' equity	$21,899,560			$21,526,695
Tax-equivalent net interest income/margin(1)		146,190	2.91		143,821	2.95	$11,457	$(9,088)	$2,369
Tax-equivalent adjustment		(994)			(1,092)
Net interest income (GAAP)		$145,196			$142,729
Impact of acquired loan accretion		$6,231	0.12		$7,960	0.16
Tax-equivalent net interest income/ margin, adjusted(1)		$139,959	2.79		$135,861	2.79
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
(2)Non-accrual loans, which totaled $88.1 million as of September 30, 2021 and $143.6 million as of September 30, 2020, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Loans Classified as Substandard and Special Mention."

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets
Other interest-earning assets	$1,209,170	$2,647	0.29	$684,080	$2,086	0.41	$887	$(326)	$561
Securities(1)	3,208,454	49,206	2.04	3,238,954	61,518	2.53	(535)	(11,777)	(12,312)
FHLB and FRB stock	106,892	2,775	3.46	143,807	2,731	2.53	(102)	146	44
Loans, excluding PPP loans(1)	14,152,721	378,202	3.57	13,454,336	416,052	4.13	23,410	(61,260)	(37,850)
PPP loans(1)	864,816	29,922	4.63	696,095	12,369	2.37	3,577	13,976	17,553
Total loans(1)(2)	15,017,537	408,124	3.63	14,150,431	428,421	4.04	26,987	(47,284)	(20,297)
Total interest-earning assets(1)(2)	19,542,053	462,752	3.17	18,217,272	494,756	3.63	27,237	(59,241)	(32,004)
Cash and due from banks	261,187			273,960
Allowance for loan losses	(230,233)			(215,961)
Other assets	1,881,188			1,995,869
Total assets	$21,454,195			$20,271,140
Liabilities and Stockholders' Equity
Savings deposits	$2,700,846	358	0.02	$2,219,836	366	0.02	28	(36)	(8)
NOW accounts	3,023,237	787	0.03	2,522,903	2,574	0.14	648	(2,435)	(1,787)
Money market deposits	3,092,534	1,743	0.08	2,558,482	4,981	0.26	1,347	(4,585)	(3,238)
Time deposits	1,884,578	6,563	0.47	2,590,437	26,110	1.35	(5,746)	(13,801)	(19,547)
Borrowed funds	1,299,649	9,365	0.96	2,304,127	15,018	0.87	(7,459)	1,806	(5,653)
Senior and subordinated debt	235,080	10,407	5.92	234,260	10,769	6.14	38	(400)	(362)
Total interest-bearing liabilities	12,235,924	29,223	0.32	12,430,045	59,818	0.64	(11,144)	(19,451)	(30,595)
Demand deposits	6,149,857			4,942,682
Total funding sources	18,385,781		0.21	17,372,727		0.46
Other liabilities	366,959			367,210
Stockholders' equity	2,701,455			2,531,203
Total liabilities and stockholders' equity	$21,454,195			$20,271,140
Tax-equivalent net interest income/margin(1)		433,529	2.97		434,938	3.19	$38,381	$(39,790)	$(1,409)
Tax-equivalent adjustment		(2,930)			(3,400)
Net interest income (GAAP)		$430,599			$431,538
Impact of acquired loan accretion		$19,371	0.13		$21,905	0.16
Tax-equivalent net interest income/ margin, adjusted(1)		$414,158	2.84		$413,033	3.03
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
(2)Non-accrual loans, which totaled $88.1 million as of September 30, 2021 and $143.6 million as of September 30, 2020, are included in loans for purposes of this analysis. Additional detail regarding non-accrual loans is presented in the following section of this Item 2 titled "Non-performing Assets and Performing Loans Classified as Substandard and Special Mention."
Net interest income for the third quarter was up 1.7% and consistent for the first nine months of 2021 compared to the same periods in 2020. Net interest income compared to both prior periods was impacted by lower interest rates and acquired loan accretion, offset by growth in loans, an increase in interest income and fees on PPP loans, and lower cost of funds. In addition, net interest income compared to the first nine months of 2020 was impacted by the acquisition of interest-earning assets from the Park Bank transaction that closed in March 2020.

Acquired loan accretion contributed $6.2 million and $19.4 million for the third quarter and first nine months of 2021, respectively, and $8.0 million and $21.9 million to net interest income for the same periods in 2020.
Tax-equivalent net interest margin for the third quarter and first nine months of 2021 was 2.91% and 2.97%, decreasing 4 and 22 basis points from the same periods in 2020. Excluding the impact of acquired loan accretion, tax-equivalent net interest margin was 2.79% and 2.84% for the third quarter and first nine months of 2021, consistent with the third quarter of 2020 and down 19 basis points from the first nine months of 2020. Compared to both prior periods, tax-equivalent net interest margin, adjusted, was impacted by lower interest rates on loans and securities, as well as a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, partially offset by lower cost of funds and higher yields on PPP loans.
For the third quarter and first nine months of 2021, total average interest-earning assets rose by $528.4 million and $1.3 billion from the same periods in 2020. The increase compared to both prior periods was driven primarily by a higher balance of other interest-earning assets due to higher demand deposits as a result of PPP loan funds and other government stimuli, as well as loan growth. In addition, the increase compared to the first nine months of 2020 was impacted by assets acquired in the Park Bank transaction.
Total average funding sources for the third quarter and first nine months of 2021 increased by $328.6 million and $1.0 billion from the same periods in 2020, driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, partially offset by a decrease in FHLB advances. In addition, the increase compared to the first nine months of 2020 was impacted by deposits assumed in the Park Bank transaction.
Noninterest Income
A summary of noninterest income for the quarters and nine months ended September 30, 2021 and 2020 is presented in the following table.
Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Wealth management fees	$14,820	$12,837	15.4	$43,524	$37,140	17.2
Service charges on deposit accounts	11,496	10,342	11.2	32,254	31,248	3.2
Mortgage banking income	6,664	6,659	0.1	23,600	11,924	97.9
Card-based fees, net(1)	4,992	4,472	11.6	14,312	11,620	23.2
Capital market products income	1,333	886	50.5	5,376	6,302	(14.7)
Other service charges, commissions, and fees	2,832	2,823	0.3	8,416	7,583	11.0
Total fee-based revenues	42,137	38,019	10.8	127,482	105,817	20.5
Other income(2)	3,043	2,523	20.6	9,771	8,083	20.9
Swap termination costs	—	(14,285)	N/M	—	(14,285)	N/M
Net securities gains	—	14,328	(100.0)	—	13,323	(100.0)
Total noninterest income	$45,180	$40,585	11.3	$137,253	$112,938	21.5
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
Total noninterest income for the third quarter and first nine months of 2021 was up 11.3% and 21.5% from the same periods in 2020. Record wealth management fees resulted from a higher market environment and continued sales of fiduciary and investment advisory services to new and existing customers. The increase in service charges on deposit accounts, net card-based fees, and other service charges, commissions, and fees compared to the third quarter and first nine months of 2020 resulted from the impact of higher transaction volumes due to the economic recovery since the onset of the pandemic. Capital market products income resulted from levels of sales to corporate clients in light of market conditions that were higher than the third quarter of 2020 and lower than the first nine months of 2020.

Mortgage banking income for the third quarter and first nine months of 2021 resulted from sales of $199.9 million and $691.6 million of 1-4 family mortgage loans in the secondary market compared to $251.8 million and $537.1 million in the third quarter and first nine months of 2020. Compared to both prior periods, mortgage banking income was impacted by an increase in market pricing on sales of 1-4 family mortgage loans.
Other income increased compared to the third quarter and first nine months of 2020 due to net gains from the disposition of branch properties and other miscellaneous items.
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
Noninterest Expense
A summary of noninterest expense for the quarters and nine months ended September 30, 2021 and 2020 is presented in the following table.
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Salaries and employee benefits:
Salaries and wages	$51,503	$53,385	(3.5)	$157,083	$155,967	0.7
Retirement and other employee benefits	10,924	11,349	(3.7)	35,956	35,298	1.9
Total salaries and employee benefits	62,427	64,734	(3.6)	193,039	191,265	0.9
Net occupancy and equipment expense	14,198	13,736	3.4	42,604	43,079	(1.1)
Technology and related costs	10,742	10,416	3.1	31,479	28,817	9.2
Professional services	6,991	7,325	(4.6)	22,618	26,595	(15.0)
Advertising and promotions	3,168	2,688	17.9	7,902	8,259	(4.3)
Net OREO expense	(4)	544	100.7	745	1,090	(31.7)
Other expenses	15,616	12,374	26.2	45,021	39,652	13.5
Acquisition and integration related expenses	2,916	881	231.0	10,934	11,602	(5.8)
Optimization costs	—	18,376	N/M	1,556	18,376	(91.5)
Total noninterest expense	$116,054	$131,074	(11.5)	$355,898	$368,735	(3.5)
Acquisition and integration related expenses	(2,916)	(881)	231.0	(10,934)	(11,602)	(5.8)
Optimization costs	—	(18,376)	N/M	(1,556)	(18,376)	(91.5)
Total noninterest expense, adjusted(1)	$113,138	$111,817	1.2	$343,408	$338,757	1.4
N/M – Not meaningful
(1)This item is a non-GAAP financial measure. For a discussion of non-GAAP financial measures, see the section of this Item 2 titled "Non-GAAP Financial Information and Reconciliations."
Total noninterest expense decreased 11.5% and 3.5% from the third quarter and first nine months of 2020, respectively. Noninterest expense for all periods was impacted by acquisition and integration related expenses and the first nine months of 2021 as well as both periods in 2020 were impacted by optimization costs. Excluding these items, noninterest expense for the third quarter and first nine months of 2021 was $113.1 million and $343.4 million, up 1.2% and 1.4% from the same periods in 2020. Overall, noninterest expense, adjusted, to average assets, excluding PPP loans, was 2.10% and 2.23% for the third quarter and first nine months of 2021, down 9 and 8 basis points from the same periods in 2020.
Operating costs associated with the Park Bank transaction contributed to the increase in noninterest expense compared to the first nine months of 2020. These costs primarily occurred in salaries and employee benefits, net occupancy and equipment expense, technology and related costs, and other expenses.

Salaries and employee benefits compared to both prior periods was impacted by higher equity compensation accruals and merit increases, more than offset by the ongoing benefits of optimization strategies for the third quarter of 2021. The increase in technology and related costs for the first nine months of 2021 was impacted by investments in technology, including the origination of PPP loans. Professional services expenses were elevated for the third quarter and first nine months of 2020 due to process enhancements and expenses associated with higher capital market products income. The decrease in net OREO expense compared to both prior periods resulted primarily from higher levels of gains on sales of properties. Other expenses for the third quarter and first nine months of 2021 was impacted by a valuation adjustment on a foreclosed asset as well as higher servicing fees from purchases of consumer loans and other miscellaneous expenses.
Optimization costs primarily include valuation adjustments related to locations identified for closure, modernization of our ATM network, advisory fees, employee severance, and other expenses associated with locations identified for closure.
Acquisition and integration related expenses for third quarter and first nine months of 2021 resulted primarily from the pending merger with Old National and for the same periods in 2020, resulted from the acquisition of Park Bank.
Income Taxes
Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the quarters and nine months ended September 30, 2021 and 2020 is detailed in the following table.
Table 6
Income Tax Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income tax expense	$74,322	$36,313	$205,856	$87,633
Income tax expense:
Federal income tax expense	$13,830	$6,323	$39,401	$16,623
State income tax expense	5,629	2,367	15,448	4,717
Total income tax expense	$19,459	$8,690	$54,849	$21,340
Effective income tax rate	26.2%	23.9%	26.6%	24.4%
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
The increase in income tax expense for the third quarter of 2021 and the first nine months of 2021 was driven primarily by higher levels of income subject to tax at statutory rates and a decrease in federal and state tax exempt income. The increase compared to the first nine months of 2020 was also impacted by $1.0 million in income tax expense related to share-based payments.
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
Table 7
Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	% of Total
Securities Available-for-Sale
U.S. treasury securities	$—	$—	$—	—	$12,001	$50	$12,051	0.4
U.S. agency securities	675,866	(19,754)	656,112	20.4	654,321	(1,847)	652,474	21.1
Collateralized mortgage obligations ("CMOs")	1,304,762	(9,218)	1,295,544	40.3	1,415,312	23,206	1,438,518	46.5
Other mortgage-backed securities ("MBSs")	854,852	1,244	856,096	26.6	566,830	14,010	580,840	18.8
Municipal securities	216,744	7,874	224,618	7.0	224,446	11,569	236,015	7.6
Corporate debt securities	173,061	7,477	180,538	5.6	170,570	5,940	176,510	5.7
Total securities available-for-sale	$3,225,285	$(12,377)	$3,212,908	100.0	$3,043,480	$52,928	$3,096,408	100.0
Securities Held-to-Maturity
Municipal securities(1)	$10,853	$(392)	$10,461		$12,071	$(385)	$11,686
Equity Securities			$114,848				$76,404
(1)Net of $220,000 of allowance for securities held-to-maturity as of September 30, 2021 and December 31, 2020.
Portfolio Composition
As of September 30, 2021, our securities available-for-sale portfolio totaled $3.2 billion, increasing $116.5 million, or 3.8%, from December 31, 2020. The increase was driven primarily by purchases of MBSs, partially offset by sales, maturities, calls, and prepayments, as well as a change in unrealized gains (losses) resulting from higher market interest rates.
Investments in municipal securities consist of general obligations of local municipalities in multiple states. Our municipal securities portfolio has historically experienced very low default rates and provides predictable cash flows.

The following table presents the effective duration, average life, and yield to maturity for the Company's securities portfolio by category as of September 30, 2021 and December 31, 2020.
Table 8
Securities Effective Duration Analysis

	As of September 30, 2021			As of December 31, 2020
	Effective	Average	Yield to	Effective	Average	Yield to
	Duration(1)	Life(2)	Maturity(3)	Duration(1)	Life(2)	Maturity(3)
Securities Available-for-Sale
U.S. treasury securities	—%	—	—%	0.20%	0.23	2.45%
U.S. agency securities	6.84%	14.12	2.20%	5.07%	7.29	2.31%
CMOs	4.71%	6.55	1.75%	3.19%	3.84	1.99%
MBSs	3.80%	6.00	1.86%	2.68%	3.65	2.13%
Municipal securities	5.21%	5.75	2.80%	4.66%	4.84	2.81%
Corporate debt securities	2.05%	3.74	2.76%	2.27%	4.48	2.78%
Total securities available-for-sale	4.81%	7.79	2.00%	3.54%	4.64	2.19%
Securities Held-to-Maturity
Municipal securities	4.66%	5.76	4.64%	6.81%	9.14	4.75%
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
Effective Duration
The average life and effective duration of our securities available-for-sale portfolio was 7.79 years and 4.81%, respectively, as of September 30, 2021, up from 4.64 years and 3.54% as of December 31, 2020. The increase resulted primarily from purchases of MBSs in a higher market interest rate environment during the first nine months of 2021.
Realized Gains and Losses
There were no securities gains (losses) or impairment charges recognized during the third quarter and first nine months of 2021. There were $14.3 million and $13.3 million of securities gains for the third quarter and first nine months of 2020, as a result of repositioning of the securities portfolio due to market conditions in the first quarter of 2020 and balance sheet optimization strategies in the third quarter of 2020.
Unrealized Gains and Losses
Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio. These amounts are presented in the Consolidated Statements of Comprehensive Income and reported as a separate component of stockholders' equity in AOCI, net of deferred income taxes. This balance sheet component will fluctuate as interest rates and conditions change and affect the aggregate fair value of the portfolio. Higher market interest rates drove the change to $12.4 million of unrealized losses as of September 30, 2021 compared to $52.9 million of unrealized gains as of December 31, 2020.
LOAN PORTFOLIO AND CREDIT QUALITY
Portfolio Composition
Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 69.5% of total loans as of September 30, 2021. Consistent with our emphasis on relationship banking, the majority of our corporate loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize certain of our other banking services, such as treasury or wealth management services.
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
Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of September 30, 2021	% of Total Loans	As of December 31, 2020	% of Total Loans	% Change
Commercial and industrial	$4,705,458	31.8	$4,578,254	31.0	2.8
Agricultural	349,159	2.4	364,038	2.5	(4.1)
Commercial real estate:
Office, retail, and industrial	1,765,592	11.9	1,861,768	12.6	(5.2)
Multi-family	1,082,941	7.3	872,813	5.9	24.1
Construction	595,204	4.0	612,611	4.2	(2.8)
Other commercial real estate	1,408,955	9.5	1,481,976	10.0	(4.9)
Total commercial real estate	4,852,692	32.7	4,829,168	32.7	0.5
Total corporate loans, excluding PPP loans	9,907,309	66.9	9,771,460	66.2	1.4
PPP loans	384,100	2.6	785,563	5.3	(51.1)
Total corporate loans	10,291,409	69.5	10,557,023	71.5	(2.5)
Home equity	591,126	4.0	761,725	5.2	(22.4)
1-4 family mortgages	3,332,732	22.5	3,022,413	20.5	10.3
Installment	573,465	3.9	410,071	2.8	39.8
Total consumer loans	4,497,323	30.4	4,194,209	28.5	7.2
Total loans	$14,788,732	99.9	$14,751,232	100.0	0.3

Total loans includes loans originated under the PPP loan program beginning in the second quarter of 2020, which totaled $384.1 million and $785.6 million as of September 30, 2021 and December 31, 2020, respectively. Excluding these loans, total loans were up 4% annualized from December 31, 2020. Strong production and line usage within our middle market and sector-based lending businesses drove the 2% annualized growth in corporate loans, excluding PPP loans, which was partially offset by excess borrower liquidity and higher paydowns.
Growth in consumer loans compared to December 31, 2020 resulted primarily from purchases of 1-4 family mortgages and installment loans, as well as strong production in the 1-4 family mortgages portfolio, which more than offset higher prepayments.
Commercial, Industrial, and Agricultural Loans
Commercial, industrial, and agricultural loans represented 34.2% of total loans, and totaled $5.1 billion at September 30, 2021, a decrease of $112.3 million, or 2.3%, from December 31, 2020. Our commercial and industrial loans are a diverse group of loans generally located in the Chicago metropolitan area with purposes that include supporting working capital needs, accounts receivable financing, inventory and equipment financing, and select sector-based lending, such as healthcare, asset-based lending, structured finance, and syndications. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory. The underlying collateral securing commercial and industrial loans may fluctuate in value due to the success of the business or economic conditions. For loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the cash flow of the borrower. Accordingly, the underwriting for these loans is based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower and may incorporate a personal guarantee.
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
The following table presents commercial real estate loan detail as of September 30, 2021 and December 31, 2020.
Table 10
Commercial Real Estate Loans
(Dollar amounts in thousands)

	As of September 30, 2021	% of Total	As of December 31, 2020	% of Total
Office, retail, and industrial:
Office	$549,613	11.3	$626,641	13.0
Retail	581,228	12.0	579,700	12.0
Industrial	634,751	13.1	655,427	13.6
Total office, retail, and industrial	1,765,592	36.4	1,861,768	38.6
Multi-family	1,082,941	22.3	872,813	18.1
Construction	595,204	12.3	612,611	12.7
Other commercial real estate:
Multi-use properties	425,348	8.8	324,291	6.7
Rental properties	231,573	4.8	295,232	6.1
Warehouses and storage	164,296	3.4	173,837	3.6
Hotels	153,668	3.2	156,971	3.3
Service stations and truck stops	100,017	2.0	103,077	2.1
Restaurants	86,219	1.8	104,508	2.2
Recreational	55,770	1.1	87,283	1.8
Other	192,064	3.9	236,777	4.8
Total other commercial real estate	1,408,955	29.0	1,481,976	30.6
Total commercial real estate	$4,852,692	100.0	$4,829,168	100.0
Commercial real estate loans represent 32.7% of total loans, and totaled $4.9 billion at September 30, 2021, increasing $23.5 million, or 0.5%, from December 31, 2020.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and investor categories and is diverse in terms of type and geographic location, generally within the Company's markets. Approximately 48% of the commercial real estate portfolio, excluding multi-family and construction loans, is owner-occupied as of September 30, 2021. Using outstanding loan balances, non-owner-occupied commercial real estate loans to total capital was 161% and construction loans to total capital was 23% as of September 30, 2021. Non-owner-occupied (investor) commercial real estate is calculated in accordance with federal banking agency guidelines and includes construction, multi-family, non-farm non-residential property, and commercial real estate loans that are not secured by real estate collateral.

As a result of the Company's review of its loan portfolio in connection with the pandemic, certain elevated risk segments were identified in the corporate loan portfolio including recreation and entertainment, hotels, and restaurants, which are included in commercial and industrial loans in addition to commercial real estate loans detailed above. As of September 30, 2021, these elevated risk segments totaled $461 million, 3.3% of our granular and diverse total loan portfolio, excluding PPP loans.
PPP Loans
The Company began originating PPP loans during the second quarter of 2020 as a part of the SBA's program established by the CARES Act. These loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if the applicable criteria are met.
Consumer Loans
Consumer loans represented 30.4% of total loans, and totaled $4.5 billion at September 30, 2021, an increase of $303.1 million, or 7.2%, from December 31, 2020. Consumer loans are centrally underwritten using a credit scoring model developed by the Fair Isaac Corporation ("FICO"), which employs a risk-based system to determine the probability that a borrower may default. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements. The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the current appraised value of the collateral. Repayment for these loans is dependent on the borrower's continued financial stability and is more likely to be impacted by adverse personal circumstances.
As a result of the Company's review of its loan portfolio in connection with the pandemic, unsecured installment loans were identified as an elevated risk segment in the consumer loan portfolio, which totaled approximately $198 million and was 1.4% of our total loan portfolio, excluding PPP loans, as of September 30, 2021. These loans are high credit quality, geographically dispersed, high-yielding, have average loan sizes of less than $9,000, and do not include any sub-prime loans, which reduces our risk exposure.
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
While management utilizes its best judgment and information available, the ultimate adequacy of the ACL depends on a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk ratings by regulatory authorities. Management believes that the ACL is an appropriate estimate of current expected credit losses in the existing loan portfolio as of September 30, 2021.
The accounting policy for the ACL is discussed in Note 1 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.

Table 11
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Change in ACL
Beginning balance	$223,226	$243,384	$247,042	$246,873	$247,677
Allowance established for acquired PCD loans	—	—	—	1	(1,188)
Loan charge-offs:
Commercial, industrial, and agricultural	7,081	16,766	2,841	7,279	6,853
Office, retail, and industrial	673	3,898	4,477	1,706	1,344
Multi-family	1	4	—	19	—
Construction	1,153	218	—	140	4,889
Other commercial real estate	857	585	486	1,006	1,823
Consumer	1,992	2,156	3,513	2,977	2,629
Total loan charge-offs	11,757	23,627	11,317	13,127	17,538
Recoveries of loan charge-offs:
Commercial, industrial, and agricultural	2,116	2,033	738	1,964	1,118
Office, retail, and industrial	117	20	100	5	5
Multi-family	—	2	5	—	—
Construction	167	10	—	—	—
Other commercial real estate	28	126	115	90	70
Consumer	969	678	603	529	602
Total recoveries of loan charge-offs	3,397	2,869	1,561	2,588	1,795
Net loan charge-offs	8,360	20,758	9,756	10,539	15,743
Provision for loan losses	—	—	6,098	10,507	15,927
Increase in allowance for unfunded commitments	—	600	—	200	200
Ending balance	$214,866	$223,226	$243,384	$247,042	$246,873
Total net loan charge-offs, excluding PCD loans	$6,603	$16,421	$7,649	$4,051	$8,820
ACL
Allowance for loan losses	$206,241	$214,601	$235,359	$239,017	$239,048
Allowance for unfunded commitments	8,625	8,625	8,025	8,025	7,825
Total ACL	$214,866	$223,226	$243,384	$247,042	$246,873
ACL to loans	1.45%	1.48%	1.60%	1.67%	1.68%
ACL to loans, excluding PPP loans(1)	1.49%	1.56%	1.73%	1.77%	1.83%
ACL to non-accrual loans	243.94%	179.32%	153.67%	173.33%	171.95%
Net loan charge-offs to average loans, annualized	0.22%	0.55%	0.26%	0.29%	0.42%
Net loan charge-offs to average loans, excluding PCD and PPP loans, annualized(1)	0.18%	0.47%	0.22%	0.12%	0.26%
(1)This ratio excludes PPP loans that are fully guaranteed by the SBA. As a result, no allowance for credit losses is associated with these loans. See the "Non-GAAP Financial Information" section presented later in this release for a discussion of this non-GAAP financial measure.

Activity in the Allowance for Credit Losses
The ACL was $214.9 million or 1.45% of total loans as of September 30, 2021, decreasing $32.2 million and $32.0 million compared to December 31, 2020 and September 30, 2020, respectively. Excluding the impact of PPP loans, ACL to total loans was 1.49% as of September 30, 2021, compared to 1.77% and 1.83% as of December 31, 2020 and September 30, 2020, respectively. The decrease from both prior periods reflects net charge-offs on PCD loans that previously had an ACL established upon acquisition, net charge-offs resulting from the final resolution of certain corporate credits, and an improving credit environment.
Net loan charge-offs to average loans, annualized, was 0.22%, or $8.4 million, for the third quarter of 2021, compared to 0.29% and 0.42% for the fourth and third quarters of 2020, respectively. Excluding charge-offs on PCD loans, net loan charge-offs to average loans was 0.18% for the third quarter of 2021 compared to 0.12% and 0.26% for the fourth and third quarters of 2020, respectively, reflecting normal fluctuations that occur on a quarterly basis.

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
Table 12
Loan Portfolio by Performing/Non-performing Status
(Dollar amounts in thousands)

	Accruing
	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Total Loans
As of September 30, 2021
Commercial and industrial	$4,685,067	$5,053	$722	$14,616	$4,705,458
Agricultural	342,477	—	—	6,682	349,159
Commercial real estate:
Office, retail, and industrial	1,735,769	9,191	—	20,632	1,765,592
Multi-family	1,077,601	1,890	—	3,450	1,082,941
Construction	592,433	920	—	1,851	595,204
Other commercial real estate	1,384,746	6,117	32	18,060	1,408,955
Total commercial real estate	4,790,549	18,118	32	43,993	4,852,692
Total corporate loans, excluding PPP loans	9,818,093	23,171	754	65,291	9,907,309
PPP loans	384,100	—	—	—	384,100
Total corporate loans	10,202,193	23,171	754	65,291	10,291,409
Home equity	579,474	1,571	75	10,006	591,126
1-4 family mortgages	3,316,371	3,575	—	12,786	3,332,732
Installment	570,600	2,401	464	—	573,465
Total consumer loans	4,466,445	7,547	539	22,792	4,497,323
Total loans	$14,668,638	$30,718	$1,293	$88,083	$14,788,732
As of December 31, 2020
Commercial and industrial	$4,525,542	$9,156	$591	$42,965	$4,578,254
Agricultural	353,319	—	—	10,719	364,038
Commercial real estate:
Office, retail, and industrial	1,825,424	1,863	257	34,224	1,861,768
Multi-family	867,815	2,510	—	2,488	872,813
Construction	606,566	—	1,065	4,980	612,611
Other commercial real estate	1,441,716	14,002	434	25,824	1,481,976
Total commercial real estate	4,741,521	18,375	1,756	67,516	4,829,168
Total corporate loans, excluding PPP loans	9,620,382	27,531	2,347	121,200	9,771,460
PPP loans	785,563	—	—	—	785,563
Total corporate loans	10,405,945	27,531	2,347	121,200	10,557,023
Home equity	745,113	4,861	956	10,795	761,725
1-4 family mortgages	3,007,767	4,001	115	10,530	3,022,413
Installment	404,831	4,263	977	—	410,071
Total consumer loans	4,157,711	13,125	2,048	21,325	4,194,209
Total loans	$14,563,656	$40,656	$4,395	$142,525	$14,751,232

The following table provides a comparison of our non-performing assets and past due loans to prior periods.
Table 13
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Non-accrual loans, excluding PCD loans(1)	$64,166	$101,381	$128,650	$109,957	$103,582
Non-accrual PCD loans	23,917	23,101	29,734	32,568	39,990
Total non-accrual loans	88,083	124,482	158,384	142,525	143,572
90 days or more past due loans, still accruing interest	1,293	878	5,354	4,395	3,781
Total non-performing loans	89,376	125,360	163,738	146,920	147,353
Accruing TDRs	539	782	798	813	841
Foreclosed assets(2)	26,375	26,732	13,228	16,671	15,299
Total non-performing assets	$116,290	$152,874	$177,764	$164,404	$163,493
30-89 days past due loans	$30,718	$21,051	$30,973	$40,656	$21,551
Non-accrual loans to total loans:
Non-accrual loans to total loans	0.60%	0.83%	1.04%	0.97%	0.98%
Non-accrual loans to total loans, excluding PPP loans(1)(3)	0.61%	0.87%	1.13%	1.02%	1.07%
Non-accrual loans to total loans, excluding PCD and PPP loans(1)(3)	0.45%	0.72%	0.93%	0.80%	0.78%
Non-performing loans to total loans:
NPLs to total loans	0.60%	0.83%	1.08%	1.00%	1.01%
NPLs to total loans, excluding PPP loans(1)(3)	0.62%	0.87%	1.16%	1.05%	1.10%
NPLs to total loans, excluding PCD and PPP loans(1)(3)	0.46%	0.72%	0.97%	0.83%	0.81%
Non-performing assets to total loans plus foreclosed assets:
NPAs to total loans plus foreclosed assets	0.78%	1.01%	1.17%	1.11%	1.11%
NPAs to total loans plus foreclosed assets, excluding PPP loans(1)(3)	0.81%	1.06%	1.26%	1.18%	1.21%
NPAs to total loans plus foreclosed assets, excluding PCD and PPP loans(1)(3)	0.65%	0.92%	1.07%	0.96%	0.93%
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
Total NPAs represented 0.78% of total loans and foreclosed assets at September 30, 2021, compared to 1.11% at both December 31, 2020 and September 30, 2020. Excluding the impact of PCD and PPP loans, NPAs to total loans plus foreclosed assets was 0.65% at September 30, 2021 compared to 0.96% at December 31, 2020 and 0.93% at September 30, 2020, reflective of the final resolution of certain corporate credits and normal fluctuations that occur on a quarterly basis. Foreclosed assets was impacted by the transfer of one corporate loan relationship from non-accrual loans during the first nine months of 2021.

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
Table 14
TDRs by Type
(Dollar amounts in thousands)

	As of
	September 30, 2021		December 31, 2020		September 30, 2020
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	3	$6,255	6	$8,859	7	$12,982
Commercial real estate:
Office, retail, and industrial	—	—	1	2,340	1	2,340
Multi-family	1	151	1	160	1	160
Other commercial real estate	2	155	2	184	2	193
Total commercial real estate	3	306	4	2,684	4	2,693
Total corporate loans	6	6,561	10	11,543	11	15,675
Home equity	5	132	5	147	5	154
1-4 family mortgages	6	572	8	826	9	849
Installment	—	—	—	—	—	—
Total consumer loans	11	704	13	973	14	1,003
Total TDRs	17	$7,265	23	$12,516	25	$16,678
Accruing TDRs	7	$539	9	$813	9	$841
Non-accrual TDRs	10	6,726	14	11,703	16	15,837
Total TDRs	17	$7,265	23	$12,516	25	$16,678
Year-to-date charge-offs on TDRs		$1,026		$7,247		$8,455
Specific allowances related to TDRs		245		140		186
In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the pandemic. The Company's banking regulators issued the "Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the pandemic. Additionally, the CARES Act as amended by the 2021 Consolidated Appropriations Act, which was signed into law in December 2020, provides that a qualified loan modification is exempt from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the pandemic declared by the President of the United States terminates. Accordingly, we are offering short-term modifications made in response to the pandemic to borrowers who are current and otherwise not past due. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, the Company has eligible modifications with outstanding balances totaling $40.6 million, which are not classified as TDRs.

Performing Loans Classified as Substandard and Special Mention
Performing loans classified as substandard and special mention excludes accruing TDRs. These loans are performing in accordance with their contractual terms, but we have concerns about the ability of the borrower to continue to comply with loan terms due to the borrower's operating or financial difficulties.
Table 15
Performing Loans Classified as Substandard and Special Mention
(Dollar amounts in thousands)

	As of September 30, 2021			As of December 31, 2020
	Special Mention(1)	Substandard(2)	Total(3)	Special Mention(1)	Substandard(2)	Total(3)
Commercial and industrial	$135,444	$145,762	$281,206	$225,943	$152,158	$378,101
Agricultural	21,183	5,860	27,043	21,034	12,676	33,710
Commercial real estate	173,591	199,570	373,161	162,106	192,385	354,491
Total performing loans classified as substandard and special mention(5)	$330,218	$351,192	$681,410	$409,083	$357,219	$766,302
PCD performing loans classified as substandard and special mention	$17,403	$34,034	$51,437	$40,165	$38,020	$78,185
Performing loans classified as substandard and special mention to corporate loans	3.21%	3.41%	6.62%	3.88%	3.38%	7.26%
Performing loans classified as substandard and special mention to corporate loans, excluding PPP loans(4)(5)	3.33%	3.54%	6.88%	4.19%	3.65%	7.84%
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
Performing loans classified as substandard and special mention to corporate loans was $681 million at September 30, 2021 compared to $766 million at December 31, 2020. The decrease was due primarily to the payoff of certain corporate credits in addition to upgrade and downgrade activity.

Foreclosed Assets
Foreclosed assets consists of OREO and other foreclosed assets acquired in partial or total satisfaction of defaulted loans.
Table 16
Foreclosed Assets by Type
(Dollar amounts in thousands)

	As of
	September 30, 2021	December 31, 2020	September 30, 2020
Single-family homes	$—	$191	$32
Land parcels:
Raw land	—	—	—
Commercial lots	3,563	4,906	3,736
Single-family lots	1,543	1,543	1,542
Total land parcels	5,106	6,449	5,278
Multi-family units	—	117	—
Commercial properties	—	1,496	1,242
Total OREO	5,106	8,253	6,552
Other foreclosed assets(1)	21,269	8,418	8,747
Total	$26,375	$16,671	$15,299
(1)Other foreclosed assets are included in other assets in the Consolidated Statements of Financial Condition.
A rollforward of foreclosed assets balances for the quarters and nine months ended September 30, 2021 and 2020 is presented in the following table.
Table 17
Foreclosed Assets Rollforward
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$26,732	$19,024	$16,671	$20,458
Transfers from loans	—	—	14,759	121
Acquisitions	—	—	—	2,001
Acquisition accounting adjustment	—	177	—	(390)
Proceeds from sales	(565)	(3,809)	(4,039)	(4,862)
Gains (losses) on sales of foreclosed assets	208	(93)	474	49
Valuation adjustments	—	—	(1,490)	(2,078)
Ending balance	$26,375	$15,299	$26,375	$15,299

FUNDING AND LIQUIDITY MANAGEMENT
The following table provides a comparison of average funding sources. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the normal fluctuations that may occur on a daily or monthly basis within funding categories.
Table 18
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			September 30, 2021 % Change From
	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Demand deposits	$6,272,903	$5,753,600	$5,631,355	9.0	11.4
Savings deposits	2,785,816	2,436,930	2,342,355	14.3	18.9
NOW accounts	3,213,637	2,774,989	2,744,034	15.8	17.1
Money market accounts	3,211,355	2,923,881	2,781,666	9.8	15.4
Core deposits	15,483,711	13,889,400	13,499,410	11.5	14.7
Time deposits	1,800,493	2,035,847	2,254,675	(11.6)	(20.1)
Brokered deposits	—	11,413	47,344	N/M	N/M
Total time deposits	1,800,493	2,047,260	2,302,019	(12.1)	(21.8)
Total deposits	17,284,204	15,936,660	15,801,429	8.5	9.4
Securities sold under agreements to repurchase	131,440	137,421	127,340	(4.4)	3.2
Federal funds purchased	—	—	194,565	N/M	N/M
FHLB advances	1,150,528	1,524,311	2,115,017	(24.5)	(45.6)
Total borrowed funds	1,281,968	1,661,732	2,436,922	(22.9)	(47.4)
Senior and subordinated debt	235,284	234,669	234,464	0.3	0.3
Total funding sources	$18,801,456	$17,833,061	$18,472,815	5.4	1.8
Average interest rate paid on borrowed funds	0.97%	1.00%	0.98%
Weighted-average maturity of FHLB advances	87.2 months	78.9 months	62.9 months
Weighted-average interest rate of FHLB advances	1.06%	0.92%	0.77%
N/M – Not meaningful
Total average funding sources for the third quarter of 2021 increased $968.4 million, or 5.4%, from the fourth quarter of 2020 and increased $328.6 million, or 1.8%, compared to the third quarter of 2020. The increase compared to both prior periods was driven primarily by deposit growth due to higher customer balances resulting from PPP funds and other government stimuli, partially offset by a decrease in FHLB advances. In addition, seasonal municipal deposits contributed to the increase compared to the fourth quarter of 2020.
As of September 30, 2021, the Company had $8.8 billion of additional funding sources to provide ample capacity to support its clients, colleagues, and communities, with $5.1 billion of the additional funding comprised of $2.6 billion of unencumbered securities and cash, $857.8 million of Federal Reserve availability, and $1.7 billion of available FHLB capacity. In addition, the Company had the ability to utilize the Paycheck Protection Program Liquidity Facility ("PPPLF") to fund certain demand for PPP loans through July 30, 2021. As of September 30, 2021 no amount was outstanding under the PPPLF.

Table 19
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2021		September 30, 2020
	Amount	Weighted- Average Rate (%)	Amount	Weighted- Average Rate (%)
At period-end:
Securities sold under agreements to repurchase	$124,044	0.04	$132,652	0.11
Federal funds purchased	—	—	—	—
FHLB advances	1,150,528	1.06	1,824,528	0.77
Total borrowed funds	$1,274,572	0.96	$1,957,180	0.73
Average for the year-to-date period:
Securities sold under agreements to repurchase	$136,792	0.05	$120,641	0.10
Federal funds purchased	—	—	173,717	0.75
FHLB advances	1,162,857	1.07	2,009,769	0.93
Total borrowed funds	$1,299,649	0.96	$2,304,127	0.87
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$158,220		$159,751
Federal funds purchased	—		400,000
FHLB advances	1,404,528		2,420,528
Average borrowed funds totaled $1.3 billion for the first nine months of 2021, decreasing by $1.0 billion compared to the same period in 2020. This decrease was due primarily to lower levels of FHLB advances and federal funds purchased. The weighted-average rate on borrowed funds for the first nine months of 2020 was impacted by the hedging of $225.0 million of borrowed funds as of September 30, 2020, using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. The weighted-average interest rate paid on these interest rate swaps was 1.47% as of September 30, 2020. For a detailed discussion of interest rate swaps, see Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q.
The Company had a loan agreement with U.S. Bank National Association that provided for a $50.0 million short-term, unsecured revolving credit facility. This facility matured on September 26, 2021.
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
The following table presents the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve for the Company and the Bank. We manage our capital levels for both the Company and the Bank to consistently maintain these measurements in excess of the Federal Reserve's minimum levels. All regulatory mandated ratios for characterization of the Bank and Company as "well-capitalized" were exceeded as of September 30, 2021 and December 31, 2020.

Table 20
Capital Measurements
(Dollar amounts in thousands)

			As of September 30, 2021
			Minimum Requirement Plus Capital Conservation Buffer		Well-Capitalized(1)
	As of		Minimum	Excess Over Minimums	Minimum	Excess Over Minimums
	September 30, 2021	December 31, 2020
Bank regulatory capital ratios
Total capital to risk-weighted assets	11.84%	11.24%	10.50%	$206,487	10.00%	$283,790
Tier 1 capital to risk-weighted assets	10.90%	10.20%	8.50%	$371,286	8.00%	$448,589
CET1 to risk-weighted assets	10.90%	10.20%	7.00%	$603,194	6.50%	$680,497
Tier 1 capital to average assets	8.07%	7.86%	4.00%	$850,358	5.00%	$641,589
Company regulatory capital ratios
Total capital to risk-weighted assets	14.26%	14.14%	10.50%	$585,467	10.00%	$663,328
Tier 1 capital to risk-weighted assets	11.99%	11.55%	8.50%	$543,203	6.00%	$932,509
CET1 to risk-weighted assets	10.51%	10.06%	7.00%	$546,286	N/A	N/A
Tier 1 capital to average assets	8.89%	8.91%	4.00%	$1,027,221	N/A	N/A
Company tangible common equity ratios(2)(3)
Tangible common equity to tangible assets	7.53%	7.67%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets, excluding PPP loans	7.67%	7.98%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets	7.65%	7.54%	N/A	N/A	N/A	N/A
Tangible common equity, excluding accumulated other comprehensive income (loss), to tangible assets, excluding PPP loans	7.79%	7.85%	N/A	N/A	N/A	N/A
Tangible common equity to risk-weighted assets	10.08%	9.93%	N/A	N/A	N/A	N/A
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
Regulatory capital ratios increased compared to December 31, 2020 as a result of retained earnings and the mix of risk-weighted assets, partially offset by the approximately 30 basis point impact of stock repurchases completed in the first nine months of 2021. Total capital to risk-weighted assets was impacted by the beginning of the five-year phase-out of Tier 2 treatment of the Company's subordinated debt in the third quarter of 2021. The Company elected the five-year CECL transition relief for regulatory capital, which retained approximately 30 basis points of CET1 and Tier 1 capital as of September 30, 2021.
In February 2019, the federal bank regulatory agencies issued a final rule, the 2019 CECL Rule, that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three year transition option of the 2019 CECL Rule and also provides banking organizations that were required under GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option, which retained approximately 30 basis points of CET1 and Tier 1 capital as of September 30, 2021. This election of the transition option is applicable only to regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.

The Company's Board of Directors (the "Board") reviews the Company's capital plan each quarter, considering the current and expected operating environment as well as evaluating various capital alternatives.
Stock Repurchase Program
During the first quarter of 2021, the Company announced that it would restart repurchases of its outstanding shares of common stock under its stock repurchase program after suspending repurchases in March 2020 as it shifted its capital deployment strategy in response to the pandemic. The Company repurchased 715,000 shares of its common stock at a total cost of $14.9 million during the nine months ended September 30, 2021. The Company did not repurchase any shares of its common stock during the third quarter of 2021.
Dividends
The Board approved a quarterly cash dividend of $0.14 per common share during the third quarter of 2021, which is consistent with the second and first quarters of 2021 and the fourth quarter of 2020. This dividend represents the 155th consecutive cash dividend paid by the Company since its inception in 1983.
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
The Company presents its EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity, all adjusted for certain significant transactions. These transactions include optimization costs (second quarter and first nine months of 2021), acquisition and integration related expenses associated with completed and pending transactions (all periods), and net securities gains (third quarter and first nine months of 2020). In addition, net OREO expense is excluded from the calculation of the efficiency ratio. Management believes excluding these transactions from our EPS, efficiency ratio, return on average assets, return on average common equity, and return on average tangible common equity may be useful in assessing the Company's underlying operational performance since these transactions do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding acquisition and integration related expenses from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these transactions from these metrics may enhance comparability for peer comparison purposes.
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

Non-GAAP Reconciliations
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EPS
Net income	$54,863	$27,623	$151,007	$66,293
Preferred dividends	(4,033)	(4,033)	(12,101)	(5,070)
Net income applicable to non-vested restricted shares	(517)	(236)	(1,524)	(615)
Net income applicable to common shares	50,313	23,354	137,382	60,608
Adjustments to net income:
Acquisition and integration related expenses	2,916	881	10,934	11,602
Tax effect of acquisition and integration related expenses	(729)	(220)	(2,734)	(2,900)
Optimization costs	—	18,376	1,556	18,376
Tax effect of optimization costs	—	(4,594)	(389)	(4,594)
Swap termination costs	—	14,285	—	14,285
Tax effect of swap termination costs	—	(3,571)	—	(3,571)
Net securities gains	—	(14,328)	—	(13,323)
Tax effect of net securities gains	—	3,582	—	3,331
Total adjustments to net income, net of tax	2,187	14,411	9,367	23,206
Net income applicable to common shares, adjusted	$52,500	$37,765	$146,749	$83,814
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	112,898	113,160	112,953	112,079
Dilutive effect of common stock equivalents	878	276	789	322
Weighted-average diluted common shares outstanding	113,776	113,436	113,742	112,401
Basic EPS	$0.45	$0.21	$1.22	$0.54
Diluted EPS	$0.44	$0.21	$1.21	$0.54
Diluted EPS, adjusted	$0.46	$0.33	$1.29	$0.75
Return on Average Assets
Net income	$54,863	$27,623	$151,007	$66,293
Total adjustments to net income, net of tax(1)	2,187	14,411	9,367	23,206
Net income, adjusted	$57,050	$42,034	$160,374	$89,499
Average assets	$21,899,560	$21,526,695	$21,454,195	$20,271,140
Return on average assets(2)(3)	0.99%	0.51%	0.94%	0.44%
Return on average assets, adjusted(1)(2)(3)	1.03%	0.78%	1.00%	0.59%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on Average Common and Tangible Common Equity
Net income applicable to common shares	$50,313	23,354	$137,382	$60,608
Intangibles amortization	2,793	2,810	8,398	8,400
Tax effect of intangibles amortization	(698)	(703)	(2,100)	(2,100)
Net income applicable to common shares, excluding intangibles amortization	52,408	25,461	143,680	66,908
Total adjustments to net income, net of tax(1)	2,187	14,411	9,367	23,206
Net income applicable to common shares, excluding intangibles amortization, adjusted(1)	$54,595	$39,872	$153,047	$90,114
Average stockholders' common equity	$2,503,028	$2,444,594	$2,470,955	$2,434,358
Less: average intangible assets	(924,743)	(938,712)	(927,838)	(920,180)
Average tangible common equity	$1,578,285	$1,505,882	$1,543,117	$1,514,178
Return on average common equity(2)(3)	7.97%	3.80%	7.43%	3.33%
Return on average common equity, adjusted(1)(2)(3)	8.32%	6.15%	8.06%	4.60%
Return on average tangible common equity(2)(3)	13.17%	6.73%	12.45%	5.90%
Return on average tangible common equity, adjusted(1)(2)(3)	13.72%	10.53%	13.26%	7.95%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Efficiency Ratio Calculation
Noninterest expense	$116,054	$131,074	$355,898	$368,735
Less:
Acquisition and integration related expenses	(2,916)	(881)	(10,934)	(11,602)
Net OREO expense	4	(544)	(745)	(1,090)
Optimization costs	—	(18,376)	(1,556)	(18,376)
Total	$113,142	$111,273	$342,663	$337,667
Tax-equivalent net interest income(2)	$146,190	$143,821	$433,529	$434,938
Noninterest income	45,180	40,585	137,253	112,938
Less:
Swap termination costs	—	14,285	—	14,285
Net securities gains	—	(14,328)	—	(13,323)
Total	$191,370	$184,363	$570,782	$548,838
Efficiency ratio	59.12%	60.36%	60.03%	61.52%

Note: Non-GAAP Reconciliations footnotes are located at the end of this section.

	As of
	September 30, 2021	December 31, 2020
Tangible Common Equity
Stockholders' equity	$2,492,723	$2,459,506
Less: goodwill and other intangible assets	(923,383)	(932,764)
Tangible common equity	1,569,340	1,526,742
Less: AOCI	25,381	(26,379)
Tangible common equity, excluding AOCI	$1,594,721	$1,500,363
Total assets	$21,778,180	$20,838,678
Less: goodwill and other intangible assets	(923,383)	(932,764)
Tangible assets	20,854,797	19,905,914
Less: PPP loans	(384,100)	(785,563)
Tangible assets	$20,470,697	$19,120,351
Risk-weighted assets	$15,572,239	$15,380,240
Tangible common equity to tangible assets	7.53%	7.67%
Tangible common equity to tangible assets, excluding PPP loans	7.67%	7.98%
Tangible common equity, excluding AOCI, to tangible assets	7.65%	7.54%
Tangible common equity, excluding AOCI, to tangible assets, excluding PPP loans	7.79%	7.85%
Tangible common equity to risk-weighted assets	10.08%	9.93%

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
The Company's current simulation analysis indicates we would benefit from rising interest rates. Interest-earning assets consist of short and long-term products. Excluding non-accrual loans, and including the impact of hedging certain corporate variable rate loans using interest rate swaps through which the Company receives fixed amounts and pays variable amounts, 53% of the loan portfolio consisted of fixed rate loans and 47% were floating rate loans as of September 30, 2021, compared to 50% and 50% at December 31, 2020. See Note 12 of "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 of this Form 10-Q for additional detail regarding interest rate swaps.
As of September 30, 2021, investments, consisting of securities and interest-bearing deposits in other banks, are more heavily weighted toward fixed rate securities at 68% of the total compared to 32% for floating rate interest-bearing deposits in other banks, compared to 78% of the total compared to 22% for the floating rate interest-bearing deposits in other banks at December 31, 2020. Fixed rate loans are most sensitive to the 3-5 year portion of the yield curve and the Company limits its loans with maturities that extend beyond 5 years. The majority of floating rate loans are indexed to the short-term LIBOR or Prime rates. The amount of floating rate loans with active interest rate floors was $1.5 billion, or 21%, of the floating rate loan portfolio as of September 30, 2021 and 15% of December 31, 2020. On the liability side of the balance sheet, 90% and 87% of deposits as of September 30, 2021 and December 31, 2020 were demand deposits or interest-bearing core deposits, which either do not pay interest or the interest rates are expected to change at a slower pace than short-term interest rates.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Immediate Change in Rates
	+300	+200	+100	-100
As of September 30, 2021
Dollar change	$134,771	$88,745	$42,063	$(18,473)
Percent change	24.0%	15.8%	7.5%	(3.3)%
As of December 31, 2020
Dollar change	$119,586	$80,601	$39,751	$(15,398)
Percent change	21.3%	14.4%	7.1%	(2.7)%
The sensitivity of estimated net interest income to an instantaneous parallel shift in interest rates is reflected as both dollar and percentage changes. This table illustrates that an instantaneous 100 basis point rise in interest rates as of September 30, 2021 would increase net interest income by $42.1 million, or 7.5%, over the next twelve months compared to no change in interest rates. This same measure was $39.8 million, or 7.1%, as of December 31, 2020.
Overall, interest rate risk volatility as of September 30, 2021 was higher compared to December 31, 2020 due to increased balance sheet liquidity and reduced funding needs, partially offset by an increase in fixed rate loans and floating rate loans with active interest rate floors.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At September 30, 2021, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company's business, financial condition, or results of operations.
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
As a result of First Midwest entering into the merger agreement with Old National, certain risk factors have been identified:
First Midwest has incurred and expects to incur substantial costs related to the merger with Old National (the "merger") and integration.
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
Old National and First Midwest have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on First Midwest during this transition period and on the combined company for an undetermined period after completion of the merger.
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
Before the merger and the subsequent merger of First Midwest Bank and Old National Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Office of the Comptroller of the Currency (the "OCC"), and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
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
If the merger is not completed for any reason, there may be various adverse consequences and First Midwest may experience negative reactions from the financial markets and from its customers and employees. For example, First Midwest’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of First Midwest common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. First Midwest also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against First Midwest to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, First Midwest may be required to pay a termination fee of $97 million to Old National.
Additionally, First Midwest has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the joint proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, First Midwest would have to pay these expenses without realizing the expected benefits of the merger.
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
Two lawsuits and four demand letters relating to the disclosures contained in the joint proxy statement/prospectus distributed to First Midwest stockholders in connection with the merger have been filed or delivered by alleged stockholders of First Midwest. Among other remedies, these lawsuits and demand letters, and additional litigation or demand letters related to the merger in the future, may seek information, damages and/or to enjoin the merger. While First Midwest believes that the claims asserted in the civil litigation are without merit, if any plaintiff were successful in obtaining an injunction prohibiting First Midwest or Old National from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to First Midwest, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and demand letters and the defense or settlement of claims contained in any such lawsuits or arising out of any demand letters may have an adverse effect on the financial condition and results of operations of First Midwest.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Midwest stockholders of the First Midwest merger proposal and the approval by Old National shareholders of the Old National merger proposal at each company’s respective special meeting held on September 15, 2021, which approvals were obtained; (ii) authorization for listing on NASDAQ of the shares of Old National common stock and new Old National preferred stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of required regulatory approvals, including the approval of the OCC, which has been obtained, and the Federal Reserve Board; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's monthly common stock repurchases during the third quarter of 2021. On February 26, 2020, the Company announced a stock repurchase program under which the Company is authorized to repurchase up to $200 million of its outstanding shares of common stock through December 31, 2021. The Company repurchased $14.9 million during the first nine months of 2021 and did not repurchase any shares of its common stock during the third quarter of 2021 under the stock repurchase program. Purchases below consist of shares acquired pursuant to the Company's share-based compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2021	8,516	$18.01	—	$173,529,294
August 1 - August 31, 2021	1,465	18.13	—	173,529,294
September 1 - September 30, 2021	773	18.30	—	173,529,294
Total	10,754	$18.05	—
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
Date: October 27, 2021
* Duly authorized to sign on behalf of the registrant.